Form 10-Q
period 2006-06-30
Alphatec Holdings, Inc.
filed 2006-08-14
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-52024

ALPHATEC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2463898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road, Suite 100
Carlsbad, CA 92011

(Address of principal executive offices, including zip code)

(760) 431-9286

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of July 28, 2006, there were 34,799,022 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

PART I.  FINANCIAL INFORMATION

Item 1.                         Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,020	$2,180
Accounts receivable, net	13,537	9,361
Inventories, net	10,625	8,458
Prepaid expenses and other current assets	2,279	1,050
Deferred income tax assets	3,057	3,057
Total current assets	54,518	24,106
Property and equipment, net	11,469	7,206
Goodwill	60,897	60,946
Intangibles, net	11,974	13,644
Other assets	621	3,237
Total assets	$139,479	$109,139

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,103	$4,103
Accrued expenses	9,740	8,832
Lines of credit	1,719	3,942
Current portion of long-term debt	2,471	1,280
Current portion of note payable to related party	—	1,700
Total current liabilities	18,033	19,857
Long-term debt, less current portion	3,333	1,728
Note payable to related party, less current portion	—	781
Other long-term liabilities	1,581	1,711
Deferred income tax liabilities	3,057	3,057
Commitments and contingencies
Minority interest	3,377	1,914
Redeemable convertible preferred, Rolling common and Series C common stock, $0.0001 par value; 10,929,094 shares authorized at December 31, 2005; no shares and 8,773,447 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	99,413
New Redeemable preferred stock, $0.0001 par value; 20,000,000 authorized at June 30, 2006; 3,333,201 and no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	23,703	—
Stockholder notes receivable	(10)	(65)
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 200,000,000 shares authorized, 34,799,022 and 20,601,578 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3	1
Additional paid-in capital	115,288	12,016
Deferred compensation	—	(18,296)
Accumulated other comprehensive income (loss)	53	(112)
Accumulated deficit	(28,939)	(12,866)
Total stockholders’ equity (deficit)	86,405	(19,257)
Total liabilities and stockholders’ equity (deficit)	$139,479	$109,139

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$19,422	$8,320
Cost of revenues	6,567	3,805
Gross profit	12,855	4,515

Operating expenses:
Research and development	856	177
In-process research and development	—	—
Sales and marketing	7,998	3,297
General and administrative	7,811	2,856
Total operating expenses	16,665	6,330
Operating loss	(3,810)	(1,815)
Interest and other income (expense), net	(706)	(69)
Loss before tax	(4,516)	(1,884)
Income tax (benefit) provision	(1,338)	(607)
Net loss	(3,178)	(1,277)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(1,508)	(1,709)
Net loss applicable to common stockholders	$(4,686)	$(2,986)

Net loss per share applicable to common stockholders - basic and diluted	$(0.20)	$(0.17)

Weighted average shares - basic and diluted	23,045	17,809

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, continued

(Unaudited and in thousands, except per share amounts)

	Six Months Ended		Successor	Predecessor
	June 30,		March 18,	January 1, 2005
		Combined	2005 to June	to March 17,
	2006	2005	30, 2005	2005
Revenues	$37,451	$15,221	$9,171	$6,050
Cost of revenues	12,977	5,806	4,124	1,682
Gross profit	24,474	9,415	5,047	4,368

Operating expenses:
Research and development	1,560	470	254	216
In-process research and development	—	3,100	3,100	—
Sales and marketing	14,543	6,728	6,728	—
General and administrative	15,292	5,355	127	5,228
Total operating expenses	31,395	15,653	10,209	5,444
Operating loss	(6,921)	(6,238)	(5,162)	(1,076)
Interest and other income (expense), net	(2,197)	(180)	(69)	(111)
Loss before tax	(9,118)	(6,418)	(5,231)	(1,187)
Income tax (benefit) provision	(64)	(457)	(459)	2
Net loss	(9,054)	(5,961)	(4,772)	(1,189)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(3,450)	(1,940)	(1,940)	—
Net loss applicable to common stockholders	$(12,504)	$(7,901)	$(6,712)	$(1,189)

Net loss per share applicable to common stockholders - basic and diluted	$(0.60)	$(0.45)	$(0.38)	$(0.13)

Weighted average shares - basic and diluted	20,856	17,500	17,500	9,211

Notes:

(1)  See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the Sucessor and Predecessor.

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

				Predecessor
	Six Months Ended		Successor	January 1,
	June 30,		March 18,	2005 to
		Combined	2005 to June	March 17,
	2006	2005	30, 2005	2005
Operating activities:
Net loss	$(9,054)	$(5,961)	$(4,772)	$(1,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,155	362	203	159
Stock-based compensation	3,525	2,160	—	2,160
Write-off of purchased in-process research and development	—	3,100	3,100	—
Interest expense related to amortization of debt discount and revaluation of put right	1,925	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,151)	(1,723)	(322)	(1,401)
Inventories	(2,131)	(1,097)	(1,013)	(84)
Prepaid expenses and other current assets	(1,225)	(1,238)	(997)	(241)
Income taxes receivable	(1)	(62)	(62)	—
Other assets	2,622	(322)	(328)	6
Accounts payable	(22)	184	98	86
Accrued expenses and other	693	963	665	298
Net cash used in operating activities	(4,664)	(3,634)	(3,428)	(206)

Investing activities:
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	(5)	(69,294)	(69,294)	—
Acquisition of certain assest and liabilities of Cortek, Inc., net of cash acquired	54	—	—	—
Purchases of property and equipment	(5,711)	(355)	(295)	(60)
Net cash used in investing activities	(5,662)	(69,649)	(69,589)	(60)

Financing activities:
Net proceeds from issuance of common stock	70,237	—	—	—
Proceeds from issuance of Rolling common, Series C common and preferred stock	223	87,361	87,361	—
Net borrowings under lines of credit	(2,243)	—	—	—
Principal payments on capital lease obligations	(407)	(193)	(38)	(155)
Proceeds from issuance of notes payable	3,413	—	—	—
Principal payments on notes payable	(3,159)	(2,818)	(2,738)	(80)
Stock redemption	(35,154)	—	—	—
Repayment of stockholder notes receivable	65	2	—	2
Net cash provided by (used in) financing activities	32,975	84,352	84,585	(233)
Effect of exchange rate changes on cash and cash equivalents	191	(10)	(8)	(2)
Net increase (decrease) in cash and cash equivalents	22,840	11,059	11,560	(501)
Cash and cash equivalents at beginning of period	2,180	1,557	—	1,557
Cash and cash equivalents at end of period	$25,020	$12,616	$11,560	$1,056

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited and in thousands)

			Successor	Predecessor
	Six Months Ended		March 18,	January 1,
	June 30,		2005 to	2005 to
		Combined	June 30,	March 17,
	2006	2005	2005	2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$396	$431	$329	$102
Accretion to redemption value of redeemable stock	$3,450	$1,940	$1,940	$—

Purchases of property and equipment through capital leases	$46	$94	$94	$—
Forgiveness of notes receivable from stockholders	$—	$195	$204	$(9)

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings,” the “Successor,” the “Company,” “we,” “our” or “us”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (the “Predecessor” or “Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing, and sale of medical devices for use in orthopedic spinal surgeries.

2. Basis of Presentation

The consolidated financial statements of the Predecessor include the accounts of Alphatec Spine and its wholly owned subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Milverton Limited (“Milverton”), a Hong Kong corporation, and Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation.

The consolidated financial statements of the Successor include the accounts of Alphatec Holdings, Alphatec Spine, Alphatec Spine’s wholly owned subsidiaries, Nexmed and Milverton, and Alphatec Spine’s 80% owned subsidiary, Alphatec Pacific.

Intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Alphatec’s Amendment No. 6 to Form S-1 filed with the Securities and Exchange Commission on June 2, 2006.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 include the results of Cortek, Inc. (“Cortek”) from the beginning of the accounting period nearest to its acquisition date (September 9, 2005). See Note 5.

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of June 30, 2006, the statements of operations and cash flows for the three and six months ended June 30, 2006 and the three months ended June 30, 2005, and the period from March 18, 2005 to June 30, 2005 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of those periods.

The unaudited combined condensed consolidated statement of operations for six months ended June 30, 2005 is based on the historical consolidated statement of operations of Alphatec Spine, as predecessor, for the period from January 1, 2005 to March 17, 2005 and the historical consolidated statement of operations of Alphatec Holdings, the successor, for the period from March 18, 2005 to June 30, 2005.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.

4. Net Loss Per Share

The Company calculates net loss per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

					Successor	Predecessor
	Three Months Ended		Six Months Ended		March 18,	January 1,
	June 30,		June 30,		2005 to	2005 to
				Combined	June 30,	March 17,
	2006	2005	2006	2005	2005	2005
		(in thousands, except net loss per share)
Numerator:
Net loss	$(3,178)	$(1,277)	$(9,054)	$(5,961)	$(4,772)	$(1,189)

Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common stock	(1,508)	(1,709)	(3,450)	(1,940)	(1,940)	—
Net loss applicable to common stockholders	$(4,686)	$(2,986)	$(12,504)	$(7,901)	$(6,712)	$(1,189)

Denominator:
Weighted average common shares outstanding	24,817	17,809	22,674	17,500	17,500	9,231
Weighted average unvested common shares subject to repurchase	(1,772)	—	(1,818)	—	—	—
Vested common shares outstanding purchased with promissory notes and subject to variable accounting	—	—	—	—	—	(20)
Weighted average common shares outstanding - basic and diluted	23,045	17,809	20,856	17,500	17,500	9,211
Net loss per share applicable to common stockholders - basic and diluted	$(0.20)	$(0.17)	$(0.60)	$(0.45)	$(0.38)	$(0.13)

5. Acquisitions

Alphatec Spine, Inc.

On March 18, 2005, the Successor acquired all of the outstanding capital stock of Alphatec Spine. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The results of operations of Alphatec Spine have been included in the consolidated financial statements of the Successor from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock and stock options	$70,000
Debt assumed as a result of acquisition	5,458
Direct costs	1,046
Total purchase price	$76,504

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$1,056
Accounts receivable	4,243
Inventories	4,206
Prepaid expenses and other current assets	483
Income taxes receivable	53
Property and equipment, net	3,607
Other assets	100
Accounts payable	(1,667)
Accrued and other expenses	(4,530)
Deferred income taxes	(3,075)

Net tangible assets	4,476
Developed product technology	13,700
Supplier agreement	221
In-process research and development (IPR&D)	3,100
Goodwill	55,007
Total purchase price	$76,504

In connection with this transaction, the Company conducted a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations. Unless otherwise noted below, the fair value of the acquired tangible assets, assumed liabilities and supplier agreement was equal to the Predecessor’s carrying value on March 18, 2005, the date of acquisition. The Company allocated the excess purchase price over the fair value of acquired net tangible and intangible assets to goodwill. A strong scientific employee base having existing relationships with prominent orthopedic surgeons and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. Goodwill recorded for the acquisition of Alphatec Spine is not deductible for income tax purposes.

The developed product technology represented proprietary knowledge that was technologically feasible as of the valuation date, and included all fully functioning products at the date of the valuation. Specifically, developed product technology represented proprietary knowledge related to the following products of the Company: Zodiac Lumbar Fusion and Deformity System, Mirage Spinal Fixation System, ROC Lumbar Plating System, Deltaloc Reveal Anterior Cervical Plate, Solanas Posterior Cervical/Thoracic Fusion, and various cage and bone products. The amount allocated to the developed product technology was assigned based on the estimated net discounted cash flows (income approach) from the related product line on March 18, 2005, the date of acquisition. The developed product technology is being amortized over a useful life of five years.

In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by the Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, the amounts allocated to in-process research and development (“IPR&D”) expense were determined through established valuation techniques and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and had no alternative future uses.

The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development were estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return were the weighted-average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine technological innovations that were unique, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

The IPR&D expense includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology was included in identifiable purchased intangible assets. The Company believes the amounts recorded as IPR&D expense, as well as developed technology, represented the fair values and approximated the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

As a result of the required adjustment of acquired assets and liabilities to fair value at the date of purchase, using the income approach, the Company increased inventory by $1.1 million over the historical cost. The inventory adjustment resulted in Successor cost of revenues of $1.1 million over what would have been recorded by the Predecessor.

Pursuant to the acquisition agreement, the stockholders of the Predecessor put $3.0 million in escrow in order to fund potential indemnification claims for losses incurred by the Company. The Company has filed a claim that it be indemnified for $4.5 million in losses primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. There is no assurance whether the Company’s claim will be successful. Any amounts recovered by the Company will be accounted for as a reduction to goodwill.

Cortek, Inc.

On September 9, 2005, Alphatec Spine acquired certain assets and assumed certain liabilities of Cortek, a manufacturer and distributor of precision milled allograft products, in order to broaden the Company’s product portfolio. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The results of operations of Cortek have been included in the consolidated financial statements of the Successor from the date of acquisition. At December 31, 2005, the total cost of the acquisition was as follows (in thousands):

Cash consideration	$6,500
Debt assumed as a result of acquisition	550
Direct costs	802
Total purchase price	$7,852

The purchase price allocation is shown below (in thousands):

Accounts receivable	$1,608
Inventories	2,213
Prepaid expenses and other current assets	100
Property and equipment, net	266
Other assets	57
Accounts payable	(955)
Accrued expenses	(1,377)
Net tangible assets	1,912
Goodwill	5,940
Total purchase price	$7,852

In connection with this transaction, the Company conducted a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141. The Company has allocated the excess purchase price over the fair value of acquired net tangible assets to goodwill. The enhancement of the Company’s existing portfolio of spine fusion products with a complementary offering of precision milled allograft products was the primary factor that contributed to a purchase price resulting in the recognition of goodwill. Goodwill recorded for this acquisition will be deducted on a straight-line basis for income tax purposes over 15 years.

As a result of the required adjustment of acquired assets and liabilities to fair value at the date of purchase, using the income approach, the Company increased inventory by $0.4 million over the historical cost. The increased inventory value was recorded as cost of revenues as the related products were sold. As of December 31, 2005 and June 30, 2006, respectively, $0.2 million and $0 of this amount remained in ending inventory.

During the fourth quarter of 2005, the Company revised the purchase price allocation and reduced inventory by $0.9 million to conform Cortek’s accounting for inventory to Alphatec’s accounting for inventory.

During the six months ended June 30, 2006, the preliminary valuation of certain liabilities was adjusted by $0.05 million, resulting in a decrease of goodwill of the same amount.

Ishibe Medical Co, Ltd.

On November 1, 2005, Alphatec Pacific acquired all of the outstanding capital stock of Ishibe Medical Co, Ltd., a medical devices distributor headquartered in Sapporo, Japan. The direct cost of the acquisition was less than $0.3 million. The acquisition resulted in an increase to intangibles of approximately $1.1 million for distribution rights which are being amortized over three years. The results of operations have been included in the consolidated financial statements from the date of acquisition.

Pro Forma Statement of Operations

The following unaudited pro forma financial information reflects the consolidated results of operations as if the acquisition of Alphatec Spine and Cortek had occurred at the beginning of the period presented. The unaudited pro forma financial data is presented and is not necessarily indicative of the Company’s results of operations that might have occurred had the transactions been completed at the beginning of the period presented, and do not purport to represent what the Company’s consolidated results of operations might be for any future period.

(in thousands, except net loss per share)	Six Months Ended June 30, 2005
Revenues	$19,775
Net loss	(7,021)
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common stock	(1,940)
Net loss applicable to common stockholders	$(8,961)

Net loss per share - basic and diluted	$(0.51)

Weighted average shares outstanding - basic and diluted	17,500

The pro forma results for 2005 include nonrecurring charges for the write-off of IPR&D of $3.1 million and the step up in the basis of the inventory of $1.1 million directly related to the acquisition as if they had occurred at the beginning of each period presented.

Buyback of Distribution Rights

On August 11, 2005, the Company paid $3.1 million to repurchase its distribution rights in Japan. The transaction was entirely financed by Alphatec Pacific’s current Chairman, President and Chief Executive Officer in return for the issuance of a note payable that was to be repaid in 18 equal monthly installments of $0.2 million (18.46% effective interest rate to scheduled maturity), beginning December 1, 2005. As additional compensation for making the loan to the Company, the Company granted Alphatec Pacific’s Chairman, President and Chief Executive Officer a 20% interest in Alphatec Pacific, which had an estimated value of $0.6 million. This amount was recorded as debt issuance cost in the accompanying balance sheet. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006. See Note 15.

6. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006. the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method and therefore, prior period results will not be restated. SFAS No 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of the adoption date is recognized based on the grant-date fair value, which is estimated in accordance with the original provisions of SFAS No. 123. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three and six month periods ended June 30, 2006 and 2005 are as follows:

					Successor	Predecessor
	Three Months Ended		Six Months Ended		March 18,	January 1,
	June 30,		June 30,		2005 to	2005 to
				Combined	June 30,	March 17,
	2006	2005	2006	2005	2005	2005
Employee Stock Options
Risk-free interest rate	5.1%	—%	4.6 - 5.1%	—%	—%	—%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Weighted average expected life	6.5	—	6.5	—	—	—
Volatility	65%	—%	65%	—%	—%	—%
Forfeiture rate	15%	—%	15%	—%	—%	—%

No weighted average assumptions are listed for the period from January 1, 2005 to March 17, 2005 due to the fact that no equity instruments were issued during that period. No weighted average assumptions are listed for the period from March 18, 2005 to June 30, 2005 since no significant equity instruments issued to employees during the period were issued with exercise prices greater than $0.002, and as such, use of the Minimum Value pricing model did not result in significant additional stock-based compensation expense over the amount recorded.

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Account Bulletin (“SAB”) No. 107. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2006 was $6.06 and $4.99 respectively.

Compensation Costs

Results of operations for the three and six months ended June 30, 2006 include stock-based compensation costs of $2.2 million and $3.5 million, respectively. The compensation cost that has been included in our condensed consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

					Successor	Predecessor
	Three Months Ended		Six Months Ended		March 18,	January 1,
	June 30,		June 30,		2005 to	2005 to
				Combined	June 30,	March 17,
	2006	2005	2006	2005	2005	2005

Cost of revenues	$215	$—	$368	$—	$—	$—
Research and development	206	—	262	37	—	37
Sales and marketing	269	—	516	980	—	980
General and administrative	1,514	—	2,379	1,143	—	1,143
Total	$2,204	$—	$3,525	$2,160	$—	$2,160

Net stock-based compensation expense, per common share—basic and diluted	$0.10	$—	$0.17	$0.12	$—	$0.23

Total unrecognized share-based compensation costs related to non-vested stock options granted during the three and six months ended June 30, 2006 was approximately $2.3 million and $2.3 million, respectively, which related to 0.4 million and 0.4 million shares, respectively. This unrecognized cost is expected to be recognized over a weighted average period of approximately 5 years. Unrecognized share-based compensation related to non-vested stock and option awards granted prior to January 1, 2006 was approximately $15.1 million at June 30, 2006.

Adjusted Net Loss Information

In addition, prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified deferred compensation against additional paid-in capital and retained earnings.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation –an interpretation of APB Opinion No. 25, to account for its equity-based awards to employees and directors. Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors. If the exercise price of the award was below the fair value of the underlying stock on the measurement date, then compensation cost was recorded, using the intrinsic-value method, and was generally recognized in the statements of operations over the vesting period of the award.

The following table illustrates the effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period. For purposes of disclosures required by SFAS No. 123, the estimated fair value of the options is amortized on a straight-line basis over the vesting period. Because additional option grants are expected in the future, the pro forma disclosures below are not representative of the effects of option grants on reported net operating results in future periods. The period from March 18, 2005 to June 30, 2005 is not presented below since the pro forma net loss does not materially differ from the reported net loss. Disclosures for the three and six months ended June 30, 2006 are not presented in the following table because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during those periods.

Predecessor
January 1, 2005 to
(in thousands, except net loss per share)	March 17, 2005
Net loss attributable to common stockholders as reported	$(1,189)
Add: Stock-based employee compensation expense included in net loss	1,971
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,004)
Pro forma net loss attributable to common stockholders	$(1,222)
Basic and diluted net loss per share as reported	$(0.13)
Basic and diluted net loss per share pro forma	$(0.13)

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 0.1 million shares of common stock to non-employees during the period from March 18, 2005 to June 30, 2005, the Company recorded stock-based compensation of $39,353.

7. Stock Options and Restricted Shares

Stock-Based Employee Compensation Plan

Upon the effectiveness of the Company’s initial public offering, the Company adopted the Amended and Restated 2005 Employee, Director and Consultant Stock Plan (“the Plan”) and reserved 6.4 million shares of common stock for issuance pursuant to the plan. The plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the Plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007, and ending on the second day of fiscal year 2015. The annual increase in the number of shares shall be equal to the lowest of (i) 1.6 million shares, (ii) 5% of the number of shares of our common stock outstanding on the first day of the applicable fiscal year, and (iii) an amount determined by our board of directors. At June 30, 2006, 2.0 million shares of our common stock were reserved for future issuance upon the exercise of outstanding options and future vesting of restricted shares and 4.4 million shares were available for future grants under the Plan.

Summary of Stock Options

A summary of the Company’s stock options outstanding under the Plan as of June 30, 2006, and the activity during the six months then ended, are as follows (in thousands, except per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	Years)	Value
Options Outstanding at December 31, 2005 as adjusted for 3.57 stock split on 5/18/06	117	$0.93	9.71
Options granted	438	$4.99
Options exercised	—
Options forfeited	(36)	$2.46

Options outstanding at June 30, 2006	519	$4.14	9.55	$8.17

June 30, 2006
Options outstanding				Options exercisable
		Weighted average			Weighted
		remaining	Weighted		average
	Number	contractual life (in	average	Number	exercise
Exercise price	outstanding	years)	exercise price	exercisable	price
$0.001	89	9.15	$0.001	—	$—
$4.76	383	9.61	$4.76	—	$—
$4.76	18	9.76	$4.76	—	$—
$8.07	29	9.97	$8.07	—	$—
Total	519	9.55	$4.14

Disclosure Pertaining to All Share-Based Compensation Plans

Of the options outstanding at June 30, 2006, 0.4 million of the shares are expected to vest, and have a weighted average exercise price of $4.07 and an intrinsic value of $0.8 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at June 30, 2006 (“in-the-money-options”). The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $6.06 and $4.99, respectively. There were no options granted during the three and six months ended June 30, 2005. There were no options exercised during the three and six months ended June 30, 2006 and June 30, 2005.

As of June 30, 2006, $17.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan is expected to be recognized over a weighted-average period of 2.3 years.

8. Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

9. Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross	Excess & Obsolete	Net	Gross	Excess & Obsolete	Net
Raw materials	$2,093	$(424)	$1,669	$1,482	$(536)	$946
Work-in process	1,273	—	1,273	682	—	682
Finished goods	17,217	(9,534)	7,683	14,380	(7,550)	6,830
Total Inventories, net	$20,583	$(9,958)	$10,625	$16,544	$(8,086)	$8,458

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.8 million and $0.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively. The Company recorded charges to cost of revenues of $1.7 million and $0.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

10. Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, if any, to arrive at comprehensive income (loss).

Comprehensive loss consists of the following components (in thousands):

					Successor	Predecessor
	Three Months Ended		Six Months Ended		March 18,	January 1,
	June 30,		June 30,		2005 to	2005 to
				Combined	June 30,	March 17,
	2006	2005	2006	2005	2005	2005
Net loss, as reported	$(3,178)	$(1,277)	$(9,054)	$(5,961)	$(4,772)	$(1,189)
Foreign currency translation adjustment	(34)	(10)	165	(18)	(14)	(4)
Comprehensive loss	$(3,212)	$(1,287)	$(8,889)	$(5,979)	$(4,786)	$(1,193)

11. Segment and Geographical Information

The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

For the three and six months ended June 30, 2006 and June 30, 2005, the Company had no single surgeon, hospital, or surgical center representing greater than 10% of consolidated revenues.

During the three and six months ended June 30, 2006 and June 30, 2005, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

						Predecessor
	Three Months Ended		Six Months Ended		Successor	January 1,
	June 30,		June 30,		March 18,	2005 to
				Combined	2005 to June	March 17,
	2006	2005	2006	2005	30, 2005	2005
United States	$15,871	$8,256	$30,322	$14,587	$9,092	$5,495
Asia	3,551	64	7,129	634	79	555
Total consolidated revenues	$19,422	$8,320	$37,451	$15,221	$9,171	$6,050

Total assets by region were as follows (in thousands):

	June 30,	December 31,
	2006	2005
United States	$130,714	$100,782
Asia	8,765	8,357
Total consolidated assets	$139,479	$109,139

12. Related Party Transactions

Predecessor Transactions

During the period from January 1, 2005 to March 17, 2005, the Predecessor’s majority stockholder and Chief Executive Officer sold 0.2 million shares of common stock to certain employees at $1.50 per share which were subsequently determined to be less than the fair value of $6.70 at the date of the transaction. Accordingly, the Company recorded a stock-based compensation charge of $0.8 million in the accompanying statement of operations.

Successor Transactions

The Company paid an advisory fee of $1.1 million to HealthpointCapital Advisors, LLC, a registered broker dealer that is an affiliate of our principal stockholder, HealthpointCapital Partners, L.P. (“HealthpointCapital”)  related to the financing of the acquisition of the Predecessor during the period ended December 31, 2005. In addition, the Company paid a finders’ fee to HealthpointCapital of $0.5 million during the period ended December 31, 2005. The Company incurred costs of $0, $0.6 million and $0.3 million to Foster Management Company (an entity owned by the Company’s Chairman and also a significant equityholder of HealthpointCapital, LLC, an affiliate of HealthpointCapital) for travel expenses, including the use of Foster Management Company’s airplane for the period from March 18, 2005 to March 31, 2005, the period from March 18, 2005 to December 31, 2005 and the six months ended June 30, 2006, respectively.

During the six months ended June 30, 2006, the Company agreed to pay HealthpointCapital, LLC an advisory fee of $1.0 million plus out-of-pocket expenses for services provided to the Company in connection with the completion of the Company’s initial public offering pursuant to an oral arrangement with HealthpointCapital, LLC. Included in accrued expenses at June 30, 2006 is $0.1 million for out-of-pocket expenses.

In connection with the Successor’s repurchase of certain distribution rights in Japan, the Company borrowed $3.1 million from Alphatec Pacific’s Chairman, President and Chief Executive Officer in exchange for a note payable which bears an effective interest rate to scheduled maturity of 18.46% and a 20% ownership interest in Alphatec Pacific. For the period from March 18, 2005 to December 31, 2005 and the six months ended June 30, 2006, the Company recorded interest expense totaling approximately $0.2 million and $0.3 million, respectively, under this note. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006.

13. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

14. Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives	June 30, 2006	December 31, 2005
	(in years)
Developed product technology	5	$13,700	$13,700
Distribution rights	3	2,038	2,038
Supply agreement	10	225	225
		15,963	15,963
Less accumulated amortization		(3,989)	(2,319)
Total		$11,974	$13,644

Amortization expense for intangible assets for the six months ended June 30, 2006 was $1.7 million and for the period of March 18, 2005 to December 31, 2005 was $2.3 million. The Company had no significant amortization expense for the period January 1, 2005 to March 17, 2005 and the period from March 18, 2005 to March 31, 2005.

15. Commitments and Contingencies

Debt

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. Borrowing under the financing arrangement will bear interest at the bank’s prime rate or LIBOR plus 2.25%, with interest payable monthly. Availability under the revolving line of credit is subject to a borrowing base equal to 80% of eligible accounts receivable and 20% to 50% of eligible inventory, subject to certain limitations. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability (as defined in the credit agreement) and restricting certain mergers and acquisitions without prior approval of the bank. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. The financing is collateralized by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by the Company. As of June 30, 2006 there were no outstanding borrowings under this line of credit.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (“GECC”), for approximately $2.7 million in order to finance certain previously purchased plant and office equipment. The loan terms are three years, bear interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of GECC and are guaranteed by Alphatec Holdings. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loan has cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. We are currently in compliance with the covenants under the GECC loan. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

Alphatec Pacific has a $1.9 million credit facility with a Japanese bank, under which $1.7 million and $1.4 million were outstanding at June 30, 2006 and December 31, 2005, respectively. Under the terms of the line of credit, borrowings are due six months from the date of borrowing and bear interest at 1.88%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a deposit in the lending bank of approximately $2.0 million by Alphatec Pacific’s Chairman, President and Chief Executive Officer.

Supply Agreements

In July 2006, Alphatec Spine entered into a 30-month license agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $8.0 million.

In March 2006, Alphatec Spine entered into a four-year agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $6.0 million.

In February 2006, Alphatec Spine entered into a three-year non-exclusive license agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $1.9 million.

In October 2004, the Predecessor entered into a ten-year agreement with one of its principal suppliers. This agreement fixed the price of materials with the supplier for the first 18 months and limits the annual price increase to eight percent for the remainder of the term of the agreement and requires three payments totaling $225,000. The Predecessor made a $75,000 payment in November 2004 and the Company made a $75,000 payment in September 2005 and will make one additional annual payment of $75,000 in September 2006. The $225,000 was recorded as an intangible asset in the accompanying balance sheet.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases that expire on various dates through 2010. Future minimum annual lease payments under such leases as of June 30, 2006 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2006 - 6 months	$734	$307
2007	1,225	606
2008	784	505
2009	629	340
2010 and beyond	565	13
	$3,937	1,771

Less: amount representing interest		(145)
Present value of minimum lease payments		1,626
Current portion of capital leases		(530)
Capital leases, less current portion		$1,096

Rent expense under operating leases for the three months ended June 30, 2006 and June 30, 2005 were $0.4 million and $0.1 million respectively. Rent expense under operating leases for the six months ended June 30, 2006 and June 30, 2005 were $0.8 million and $0.2 million respectively.

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. As of June 30, 2006 the Company had a reserve for litigation costs of $0.8 million. The accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin Alphatec from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. Alphatec responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, Alphatec seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. Alphatec does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In June of 2006, the parties to this litigation agreed to pursue mediation in an attempt to mediate a resolution to this matter. Alphatec does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint, however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

On February 2, 2006, Alphatec Spine filed a joint complaint with Alphatec Spine’s President and CEO, Ronald G. Hiscock, in California State Superior Court against Benchmark Medical, Inc. and Benchmark Medical Holdings, Inc., in connection with Benchmark’s failure to pay Mr. Hiscock certain amounts due to him pursuant to his severance agreement with Benchmark. In addition, the complaint sought a declaratory judgment affirming Alphatec Spine’s ability to recruit and hire former Benchmark employees. In March 2006, Benchmark filed a complaint against Mr. Hiscock and the Company’s Senior Vice President and Chief Administrative Officer, Vicky Romanoski, in Pennsylvania State court in which Benchmark claimed that each of them violated the terms of their respective severance agreements with Benchmark and sought to have the matter litigated in Pennsylvania rather than California. On June 21, 2006, the Company executed a settlement agreement with Benchmark that relieves all parties of all obligations related to prior severance and promissory note agreements between Benchmark and Mr. Hiscock and Ms. Romanoski. The agreement also settles litigation brought by Alphatec and Benchmark against one another related to these matters.

On or about November 22, 2005, the Company, among other entities, was served with a complaint by Abbott Spine, Inc. in the United States District Court for the District of Arizona. The complaint alleged that Alphatec Spine tortiously interfered with a contract that Abbott had with one of its independent sales agents and tortiously interfered with Abbott’s customer relationships in Arizona. In the complaint, Abbott sought monetary damages and to have Alphatec cease and desist the alleged interference. On August 4, 2006, the matter was settled pursuant to a settlement agreement. The settlement agreement ends the litigation brought by Abbott against all parties related to these matters.

Put Right

On August 11, 2005, the Company entered into a Stock Purchase Agreement with Alphatec Pacific’s Chairman, President and Chief Executive Officer in connection with the financing to repurchase certain distribution rights in Japan. The Stock Purchase Agreement provided the related party with the option to purchase 40 shares of the then outstanding 200 shares of Alphatec Pacific for $1.00, which was exercised on August 11, 2005. Under the terms of the Stock Purchase Agreement, Alphatec Pacific’s Chairman, President and Chief Executive Officer has the right to require the Company to repurchase the shares beginning one year from the completion of an initial public offering by the Company. In addition, the Company has an obligation to repurchase those shares upon certain changes of control of Alphatec Holdings, Alphatec Spine or Alphatec Pacific or upon termination of the employment of the stockholder. The repurchase price is equal to the sum of 60% of annualized revenue from the sale of spine products and 20% of annualized revenues from the sales of other orthopedic device revenues by Alphatec Pacific, except in the event of a change of control of Alphatec Pacific, where it will be equal to a proportionate share of the price paid for Alphatec Pacific.

The fair value of the 40 shares was established on August 11, 2005 in the amount of $0.6 million and was recorded as minority interest and as debt issuance cost for the note payable to Alphatec Pacific’s Chairman, President and Chief Executive Officer. The debt issuance cost was being amortized using the interest method over the life of the related note to interest expense. In June 2006, the Company paid off the note financing its repurchase of the distribution rights in Japan with proceeds from its initial public offering. The remaining balance of debt issuance costs was expensed at that time. Interest expense of $0.4 million and $0.5 million was recorded for amortization of debt issuance cost for the three months and six months ended June 30, 2006 respectively.

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In accordance with SFAS No. 150, the put right is classified as a liability and is represented by the minority interest in the accompanying consolidated balance sheets. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest expense (inclusive of the debt issuance cost mentioned above) of $0.7 million and $1.9 million respectively, was recorded for the three months and six months ended June 30, 2006.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on products sold. These royalties primarily relate to products sold by Alphatec Spine and are calculated either as a percentage of net revenue or on a per unit basis. Royalties are included on the accompanying consolidated statement of operations as a component of cost of revenues.

16. Redeemable Preferred Stock and Stockholders’ Equity

Redeemable convertible preferred stock

In March 2005, the Company was capitalized through the sale of preferred stock units, consisting of shares of redeemable convertible preferred stock and common stock, and the sale of Rolling common stock and Series C common stock. The immediate redemption value of the redeemable convertible preferred stock was equal to the unit price of the preferred stock unit and accordingly, none of the proceeds were allocated to the shares of common stock. The tables below summarize the number of shares of redeemable convertible preferred stock and common stock comprising each unit, as well as the number of shares of Rolling common and Series C common stock, the gross proceeds received by the Company for, and the aggregate carrying value of, the redeemable convertible preferred stock, Rolling common and Series C common stock at December 31, 2005 and June 7, 2006 (in thousands):

December 31, 2005

Unit	Preferred shares	Common shares	Gross proceeds

Series A	1,539	678	$15,390
Series A-1	2,903	1,278	29,035
Series B	4,000	3,259	40,000
Rolling common	200	—	4,546
Series C common	131	—	4,359
	8,773	5,215	$93,330
Gross issuance costs			(1,517)
Accretion to redemption value through December 31, 2005			5,682
Beneficial conversion feature of Series C common stock			1,918
Carrying value at December 31, 2005			$99,413

June 7, 2006

Unit	Preferred shares	Common shares	Gross proceeds

Series A	1,539	678	$15,390
Series A-1	2,903	1,278	29,035
Series B	4,000	3,259	40,000
Rolling common	200	—	4,546
Series C common	139	—	4,601
	8,781	5,215	$93,572
Gross issuance costs			(1,351)
Accretion to redemption value through June 7, 2006			8,845
Beneficial conversion feature of Series C common stock			2,030
Liquidation and redemption value at June 7, 2006			$103,096

As part of the Company’s initial public offering completed in June 2006, all of our redeemable convertible preferred stock was redeemed for a combination of $35.2 million cash, 3.3 million shares of new redeemable preferred stock and 3.9 million of new shares of common stock.

Stock Split

On May 3, 2006, the Company’s board of director’s approved a 3.57-for-1 stock split in the form of a dividend of 2.57 shares of the Company’s outstanding common stock. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented. This resulted in the issuance of 15.5 million shares of additional common stock to our common stockholders.

Initial Public Offering

In June 2006, the Company completed an initial public offering whereby it sold 9.3 million shares of common stock at $9.00 per share and received net proceeds of $70.2 million (after underwriting discounts and commissions and estimated offering costs). The existing classes of common stock were also converted into a single class of common stock.

The following schedule summarizes the changes in the capital stock and additional paid in capital (in thousands):

	Common Stock
	Series A		Series A-1		Series B		New Common Stock		Additional
		$.0001		$.0001 Par		$.0001		$.0001	Paid-in
	Shares	Par Value	Shares	Value	Shares	Par Value	Shares	Par Value	Capital
Balance, March 17, 2005	—	$—	—	$—	—	$—	—	$—	$—
Sales of stock	678	—	1,855	—	3,259	—	—	—	8
Repurchased stock	—	—	(21)	—	—	—	—	—	—
Shares outstanding at December 31, 2005	678	—	1,834	—	3,259	0	—	—	8

Sales of stock	—	—	2	—	—	—	—	—	—
Repurchased stock	—	—	(64)	—	—	—	—	—	—
Stock split	1,742	—	4,555	—	8,375	1	—	—	—
Dividend paid in stock	658	—	1,267	—	1,711	—	—	—	—

Redemption and conversion of old common stock to new common stock	(3,078)	—	(7,594)	—	(13,345)	(1)	24,016	2	37,216
Conversion of rolling and Series C common to new common stock	—	—	—	—	—	—	1,483	—	—

Initial public offering, net	—	—	—	—	—	—	9,300	1	70,236
Accretion amortization		—	—	—		—	—	—	1,507
New redeemable preferred stock adjusted to fair value	—	—	—	—	—				6,297
Other adjustments	—	—	—	—	—	—	—	—	24
Shares Outstanding at June 30, 2006	—	$—	—	$—	—	$—	34,799	$3	$115,288

Redeemable Preferred Stock

The Company is authorized to issue 15.0 million shares of redeemable preferred stock. In connection with the Company’s initial public offering, it issued 3.3 million shares of redeemable preferred stock. The preferred stock is not convertible into common stock but is redeemable at $9.00 per share, the Company’s initial public offering price, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redeemable preferred stock is required to be shown in our financial statements separate from stockholders’ equity and any adjustments to its carrying value will be reported as a dividend.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a medical device company that designs, develops, manufactures and markets spinal surgery implants used in the treatment of spine disorders. Our principal product offering addresses the U.S. market for spine fusion products, which is estimated at $2.7 billion for 2006 and expected to grow at an annual growth rate of 11% to $3.0 billion in 2007. Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, rods, spinal spacers, and plates. We manufacture substantially all of our products in our Carlsbad, California facilities and we market our products primarily in the U.S. and Japan. All of our currently marketed medical device products have been cleared by the FDA.

We acquired all of the outstanding capital stock of Alphatec Spine on March 18, 2005 for aggregate consideration of approximately $76.5 million (including assumed debt and direct costs). Prior to the acquisition of Alphatec Spine, we had no assets other than cash raised to finance the acquisition. We raised $87.3 million from HealthpointCapital L.P. and other investors in our initial financings to fund the acquisition and ongoing operations and made cash payments totaling $70.0 million to the former stockholders of Alphatec Spine, assumed debt of $5.5 million and incurred direct costs of $1.0 million in connection with the acquisition. In connection with the acquisition, we repaid $2.7 million of the debt we had assumed. We have not achieved profitability since we acquired Alphatec Spine and anticipate that we will continue to incur net losses for the foreseeable future. When we acquired Alphatec Spine, the shareholders of Alphatec Spine agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have. We have made a claim for indemnification for $4.5 million primarily in connection with obsolete inventory, certain tax liabilities and uncollectible accounts receivable. Following our initial public offering, we made payments to our investors of approximately $35.2 million as partial satisfaction of redemption and dividend obligations.

To complement our existing spinal implant business, on September 9, 2005 we acquired certain assets and liabilities of Cortek for aggregate consideration of approximately $7.9 million (including assumed debt and direct costs). The Cortek transaction provided us with a broader product offering, including a wide range of precision milled allograft spacers. The procurement and processing of human tissue that we use in our allograft products is performed by third-party tissue suppliers and processors.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who want to use our products for a surgical procedure. The ten largest surgeon users of our products accounted for approximately 23.4% of our revenues in the six months ended June 30, 2006. During the six months ended June 30, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

As of June 30, 2006, our products were sold in the U.S. through a network of approximately 56 independent distributors, which we believe employ approximately 160 sales agents. We also employ 54 direct sales representatives and sales executives, 38 of whom sell our products in the U.S. and 16 of whom sell our products in Japan.

To assist us in evaluating our product development strategy, we regularly monitor long-term technology trends in the spinal implant industry. Additionally, we consider the information obtained from discussions with the surgeon community in connection with the demand for our products, including potential new product launches. We also use this information to help determine our competitive position in the spinal implant industry and our plant manufacturing capacity requirements.

Our management also considers several variables associated with the ongoing operations of our business, including surgeon and market demand, product life cycle, scheduled manufacturing, purchasing activity and inventory levels and costs associated therewith, head count, research and development and selling and general and administrative expenses. We are currently focused on increasing the size and effectiveness of our sales force, marketing activities, research and development efforts, inventory management, management team and corporate infrastructure.

Strategy

Our strategy is to create a values-driven, leading spinal device company by establishing a strong operating platform built around superior physician service. We are also seeking to introduce a stream of innovative spine surgery products developed in concert with physicians.

Since we began this process in the first quarter of 2005 when we purchased the Predecessor, we believe that we have developed a strong corporate platform for growth. The principal elements of the corporate platform include the following:

•                  We have assembled a team of 15 senior executives that collectively has over 200 years of health care experience. We believe that this management team can accommodate substantial growth and manage a much larger organization.

•                  We have broadened our product portfolio and now provide a full complement of high quality spine fusion products.

•                  We have created efficient, modernized manufacturing facilities, which can accommodate substantial additional capacity. We also believe that our manufacturing facilities allow us to be favorably positioned to prototype new products and to respond to physician demands.

•                  We seek to build broad support and trust from our physician base by providing consistent, quality levels of service.

•                  We have expanded our sales distribution network with experienced sales people, using a combination of in-house sales representatives and third party distributors.

•                  We strive to establish the industry standard in clinical and legal compliance programs, as well as corporate governance.

Our second strategic objective is to develop a stream of technological innovation. We believe this innovation will emerge from a variety of sources:

•                  We are engaged with numerous physicians in the development of new products.

•                  With both spinal implants and instruments, we are constantly working with physicians to develop improvements upon our current products.

•                  Through internal development, licensing, and selective acquisitions we are seeking to add new product lines to our portfolio.

•                  We are actively reviewing new technologies within and outside of spine fusion.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below for the three and six months ended June 30, 2006 include the results of the Cortek business since its acquisition on September 9, 2005. Alphatec Predecessor refers to Alphatec Spine prior to its acquisition by Alphatec Holdings on March 18, 2005. Alphatec Combined refers to the combined results of Alphatec Predecessor and Alphatec Holdings. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended		Successor	Predecessor
	June 30,		June 30,		March 18,	January 1,
				Combined	2005 to June	2005 to March
	2006	2005	2006	2005	30, 2005	17, 2005
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.8	45.7	34.7	38.1	45.0	27.8
Gross profit	66.2	54.3	65.3	61.9	55.0	72.2

Operating expenses:
Research and development	4.4	2.1	4.2	3.1	2.8	3.6
In-process research and development	—	—	—	20.4	33.8	—
Sales and marketing	41.2	39.6	38.8	44.2	73.4	—
General and administrative	40.2	34.3	40.8	35.2	1.4	86.4
Total operating expenses	85.8	76.0	83.8	102.9	111.4	90.0
Operating loss	(19.6)	(21.7)	(18.5)	(41.0)	(56.4)	(17.8)
Interest and other income (expense), net	(3.6)	(0.9)	(5.8)	(1.2)	(0.6)	(1.9)
Loss before tax	(23.2)	(22.6)	(24.3)	(42.2)	(57.0)	(19.7)
Income tax (benefit) provision	(6.9)	(7.3)	(0.1)	(3.0)	(5.0)	—
Net loss	(16.3)%	(15.3)%	(24.2)%	(39.2)%	(52.0)%	(19.7)%

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(7.8)	(20.6)	(9.2)	(12.7)	(21.2)	—
Net loss applicable to common stockholders	(24.1)%	(35.9)%	(33.4)%	(51.9)%	(73.2)%	(19.7)%

Note:

(1)  See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the Sucessor and Predecessor.

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues.    We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, spinal spacers and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. Prior to its acquisition by Alphatec Holdings, Alphatec Spine generated a portion of its U.S. revenues from orthopedic trauma products. We expect that our future revenues in the U.S. will be solely generated from spinal surgery products. In Japan, where orthopedic trauma surgeons also perform most spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine fusion products.

Cost of revenues.    Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture substantially all of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. The majority of our royalties relate to payments under the 555 license agreement with Biomet. This agreement relates to the polyaxial feature of our pedicle screws and provides for a fixed rate charge based on the number of products sold that incorporate this technology. Amortization of purchased intangibles consists of amortization of developed product technology that we purchased in our acquisition of Alphatec Spine. Purchased developed product technology represents the proprietary knowledge that was technologically feasible on March 18, 2005, the date of acquisition, and includes all fully functioning products at that date. We amortize the developed product technology over five years.

Research and development.    Research and development expense consists of costs associated with the design, development, testing, enhancement and regulatory clearance of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board.

In-process research and development.    In-process research and development consists of acquired research and development assets that were not currently technologically feasible on the date we acquired Alphatec Spine, and had no alternative future use at that date.

Sales and marketing.    Our sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional services and fees paid for external service providers, and travel, trade show and marketing costs.

General and administrative.    Our selling, general and administrative expense consists primarily of salaries and related employee benefits, professional services and fees paid for external service providers, and travel, legal, and other public company costs.

Interest and other income (expense), net.    We have a stock purchase agreement in place that could require us to repurchase shares of stock of Alphatec Pacific based on the fair market value of those shares. We granted the put right to the Chairman, President and Chief Executive Officer of Alphatec Pacific in connection with a loan he made to Alphatec Pacific to finance the repurchase of Alphatec Pacific’s distribution rights in Japan. Interest and other income (expense), net primarily consists of interest expense, including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs, as discussed in Note 15 to our financial statements.

Income tax provision (benefit).    Income taxes for 2006 are primarily attributable to net losses offset by a change in the valuation allowance. The income tax benefits for 2005 are primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and the expenses related to the Alphatec Pacific Stock Purchase Agreement.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock.   Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues.    Revenues increased $11.1 million, or 133%, to $19.4 million for the three months ended June 30, 2006 from $8.3 million for the same period in 2005. Approximately $7.6 million of the increase in revenues was due to the expansion of our sales and distribution network in the U.S., which led to increased sales of our Zodiac and Novel products, and increased sales related to our September 2005 acquisition of Cortek. The remaining $3.5 million of this increase was related to increased sales in Japan due to the expansion of our sales force following the August 2005 reacquisition of our Japanese distribution rights, as well as the November 2005 acquisition of Ishibe Medical.

Cost of revenues.    Cost of revenues increased to $6.6 million for the three months ended June 30, 2006 from $3.8 million for the same period in 2005. The increase in cost of revenues was primarily due to the increase in revenues noted above. Product costs as a percentage of revenue decreased for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to economies of scale related to the higher sales and production volume. Royalties decreased slightly as a percentage of revenue for the quarter ended June 30, 2006 compared to the same period in 2005. Amortization of purchased intangibles was $0.7 million for the three months ended June, 2006 and was the same amount compared to the same period in 2005. These costs relate to the March 2005 acquisition of Alphatec Spine by HealthpointCapital and are amortized on a straight-line basis and, as a result, as revenue increases, their percentage to revenue will continue to decrease.

Gross profit.    Gross profit of 66.2% of revenues for the three months ended June 30, 2006 increased 11.9 percentage points from 54.3% for the same period in 2005 primarily due to the higher revenues and lower cost of revenues.

Research and development.    Research and development expenses increased $0.7 million to $0.9 million for the three months ended June 30, 2006 from $0.2 million for the same period in 2005. The increase was primarily due to increased staffing for new product initiatives and the expansion of our custom engineering and production capabilities. As a percentage of revenue, research and development expenses increased 2.3 percentage points to 4.4% for the three months ended June 30, 2006 as compared to 2.1% for the same period in 2005.

Sales and marketing.    Sales and marketing expenses increased $4.7 million to $8.0 million for the three months ended June 30, 2006, from $3.3 million for the same period in 2005. This increase resulted primarily from $2.5 million of increased sales commissions due to higher sales volume, $1.7 million of costs related to the hiring of additional personnel, and $0.5 million of travel and trade show expenses. As a percentage of revenue, sales and marketing expenses increased to 41.2% in the three months ended June 30, 2006, from 39.6% for the same period in 2005.

General and administrative.    General and administrative expenses increased $5.0 million to $7.8 million for the three months ended June 30, 2006, from $2.8 million for the same period in 2005. This increase resulted primarily from $1.9 million of costs associated with the hiring of additional personnel, $1.4 million due to increased expenses in Japan relating to purchasing our distribution rights in Japan and the Ishibe acquisition, $1.3 million of stock-based compensation and bonus costs related to our initial public offering, and higher legal and other costs related to being a public company. As a percentage of revenue, general and administrative expenses increased to 40.2% in the three months ended June 30, 2006, from 34.3% for the same period in 2005.

Interest and other income (expense), net.    We recorded interest and other income (expense), net of ($0.7) million for the three months ended June 30, 2006, primarily due to interest expense recorded to accrete the value of the put right to its fair value and to write-off the remaining balance of debt issuance cost. The ($0.1) million for the same period in 2005 was interest expense.

Income tax provision (benefit).    We recorded an income tax benefit of ($1.3) million for the three months ended June 30, 2006, compared to an income tax benefit of ($0.6) million for the three months ended June 30, 2005. The income tax benefit for both periods was primarily attributable to net losses offset by a change in the valuation allowance.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues.    Revenues increased $22.3 million, or 146%, to $37.5 million for the six months ended June 30, 2006 from $15.2 million for the same period in 2005. Approximately $15.7 million of the increase in revenues was due to the expansion of our sales and distribution network in the U.S., which led to increased sales of our Zodiac and Novel products, and increased sales related to our September 2005 acquisition of Cortek. The remaining $6.6 million of this increase was related to increased sales in Japan due to the expansion of our sales force following the August 2005 reacquisition of our Japanese distribution rights, as well as the November 2005 acquisition of Ishibe Medical.

Cost of revenues.    Cost of revenues increased to $13.0 million for the six months ended June 30, 2006 from $5.8 million for the same period in 2005 primarily due to the significant increase in revenue. As a percentage of revenue, cost of revenues decreased 3.4 percentage points to 34.7% for the six months ended June 30, 2006 from 38.1% for the same period in 2005. Royalties decreased slightly as a percentage of revenue for the quarter ended June 30, 2006 compared to the same period in 2005. Amortization of purchased intangibles was $1.4 million for the six months ended June, 2006 compared to $0.7 million for the same period in 2005 since it commenced during the second quarter of 2005.

Gross profit.    Gross profit of 65.3% of revenues for the six months ended June 30, 2006 increased 3.4 percentage points from 61.9% for the same period in 2005 primarily due to the higher revenues and lower cost of revenues mentioned above.

Research and development.    Research and development expenses increased $1.1 million to $1.6 million for the six months ended June 30, 2006 from $0.5 million for the same period in 2005. The increase was primarily due to headcount increases in order to support our new product development programs and custom engineering projects, and to increase our regulatory and technical expertise. As a percentage of revenue, research and development expenses increased 1.1 percentage points to 4.2% for the six months ended June 30, 2006 as compared to 3.1% for the same period in 2005.

In-process research and development.    In-process research and development expenses were $0 for the six months ended June 30, 2006 and $3.1 million for the comparable period in 2005. In-process research and development consists of acquired research and development assets that were not currently technologically feasible on the date we acquired Alphatec Spine, and had no alternative future use at that date.

Sales and marketing.    Sales and marketing expenses increased $7.8 million to $14.5 million for the six months ended June 30, 2006, from $6.7 million for the same period in 2005. This increase was primarily due to $4.7 million of increased sales commissions due to higher sales volume, $1.8 million of costs related to the hiring of additional personnel, and $1.0 million of travel and trade show expenses. As a percentage of revenue, sales and marketing expenses decreased to 38.8% in the six months ended June 30, 2006, from 44.2% for the same period in 2005.

General and administrative.    General and administrative expenses increased $9.9 million to $15.3 million for the six months ended June 30, 2006, from $5.4 million for the same period in 2005. This increase was primarily due to $2.9 million of costs associated with the hiring of additional personnel, $2.4 million due to increased expenses in Japan relating to purchasing our distribution rights in Japan and the Ishibe acquisition, $1.6 million of stock-based compensation and bonus costs related to our initial public offering, $1.3 million of legal fees and settlement costs, and the rest due to public company costs and other investments in infrastructure. As a percentage of revenue, general and administrative expenses increased to 40.8% in the six months ended June 30, 2006, from 35.2% for the same period in 2005.

Interest and other income (expense), net.    We recorded interest and other income (expense), net of ($2.2) million for the six months ended June 30, 2006. ($1.9) million of interest expense was to accrete the value of the put right to its fair value and to write-off the remaining balance of debt issuance cost and the remaining ($0.3) million was for interest expense. The ($0.2) million for the same period in 2005 was interest expense.

Income tax provision (benefit).    We recorded an income tax benefit of ($0.1) million for the six months ended June 30, 2006, compared to an income tax benefit of ($0.5) million for the six months ended June 30, 2005. The income tax benefit for the six months ended June 30, 2006 was primarily attributable to net losses offset by a change in the valuation allowance. The benefit is based on the projected income tax expense for 2006. The income tax benefit for the six months ended June 30, 2005 was primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development and certain stock-based compensation.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, the issuance of equity and bank borrowings. Principal uses of cash have included acquisitions, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, and potential acquisitions. We have not achieved profitability since we acquired Alphatec Spine, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that, as our revenues grow, our sales and marketing and general and administrative and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds from our initial public offering (see below), revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities will be sufficient to fund our projected operating requirements for at least through 2007. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Initial public offering (IPO)

We raised aggregate proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million to pay an advisory fee, and approximately $0.2 million to pay out of pocket costs which may be incurred, to HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

• $8.0 million to reduce current amounts outstanding under our $10.0 million revolving credit facility with Bank of the West, which may be re-borrowed; and

• $3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

The remaining $24.0 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no present material understandings, commitments or agreements to acquire any businesses products or technologies.

Operating activities

We used net cash of $4.7 million in operating activities for the six months ended June 30, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $9.1 million, an increase in working capital and other assets of $4.2 million, primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $8.6 million of non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to amortization of debt discount and revaluation of the put right.

We used net cash of $3.6 million in operating activities for the six months ended June 30, 2005. During this period, net cash used in operating activities primarily consisted of a net loss of $6.0 million, an increase in working capital and other assets of $3.2 million primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $3.1 million related to the non-cash write-off of purchased in-process research and development and $2.5 million of non-cash costs including amortization, depreciation, and stock-based compensation.

Investing activities

We used net cash of $5.7 million in investing activities for the six months ended June 30, 2006 primarily for the purchase of instruments, property and equipment.

We used net cash of $69.6 million in investing activities for the six months ended June 30, 2005, primarily related to the acquisition of Alphatec Spine.

Financing activities

We generated net cash of $33.0 million from financing activities for the six months ended June 30, 2006. $35.1 million was the net proceeds from our initial public offering. Cash used in financing activities was for retiring notes payables of $3.2 million, paying off our line of credit in the U.S. of $2.3 million, partially offset by new borrowings of $3.4 million.

We generated net cash of $84.4 million from financing activities for the six months ended June 30, 2005 primarily due to monies received as a result of the acquisition of Alphatec by HealthpointCapital.

Debt and credit facilities and repurchase obligations

On January 24, 2006, Alphatec Spine entered into a revolving credit facility with Bank of the West for borrowings of up to $10.0 million, subject to borrowing base requirements. The facility is for a term of two years, bears interest at the bank’s prime rate or LIBOR plus 2.25%, allows for certain foreign currency advances, is secured by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by us. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from Bank of the West. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the credit facility when due, the bank could accelerate the entire amount borrowed and cancel the line of credit. We are currently in compliance with these covenants. As of June 30, 2006, there were no outstanding borrowings on this credit facility.

Alphatec Spine entered into a credit facility with Bank of the West in July 2005. This prior facility was paid in full and terminated when Alphatec Spine entered into its new credit facility. There was a balance of $3.8 million under this credit facility, which was paid in full on January 25, 2006 with funds borrowed under Alphatec Spine’s new credit facility. Alphatec Spine was not in compliance with several of the covenants under this credit facility at September 30, 2005 and December 31, 2005. Alphatec Spine obtained a waiver for each such non-compliance.

We have entered into various capital lease arrangements through June 30, 2006. The leases bear interest at rates ranging from 5.52% to 14.66%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from October 2006 to March 2010.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (“GECC”) for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years, bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of the lender and are guaranteed by us. Under the terms of this loan, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West, which is also guaranteed by us) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loan has cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. We are currently in compliance with the covenants under the GECC loan. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

Alphatec Pacific has a $1.9 million credit facility with a Japanese bank, under which $1.7 million and $1.4 million were outstanding at June 30, 2006 and December 31, 2005, respectively. Under the terms of the line of credit, borrowings are due six months from the date of borrowing and bear interest at 1.88%. Under the terms of the credit facility, Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a deposit in the lending bank of approximately $2.0 million by Alphatec Pacific’s Chairman, President and Chief Executive Officer.

In connection with the repurchase of Alphatec Pacific’s distribution rights in Japan, Alphatec Pacific borrowed ¥350.0 million, or approximately $3.0 million, from Alphatec Pacific’s Chairman, President and Chief Executive Officer. In connection with this transaction, Alphatec Pacific’s Chairman, President and Chief Executive Officer received an unsecured note and 20% of the stock of Alphatec Pacific. Beginning in December 2005, the note was payable in 18 monthly installments of approximately ¥23.3 million, or approximately $0.2 million, which implied an effective interest rate of 18.46% to its scheduled maturity. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006.

Alphatec Spine has entered into a stock purchase agreement with Alphatec Pacific’s Chairman, President and Chief Executive Officer pursuant to which we have an obligation to repurchase his Alphatec Pacific shares upon certain changes of control of Alphatec Holdings, Alphatec Spine or Alphatec Pacific or upon termination of Alphatec Pacific’s Chairman, President and Chief Executive Officer’s employment. In addition, beginning 12 months after the initial public offering, Alphatec Pacific’s Chairman, President and Chief Executive Officer has the right to require us to repurchase his shares of Alphatec Pacific stock upon written notice. The price we pay to reacquire shares of Alphatec Pacific from Alphatec Pacific’s Chairman, President and Chief Executive Officer will be based on the revenues of Alphatec Pacific during three full calendar months prior to our obligation to purchase the shares, except in the event of a change of control of Alphatec Pacific, where it will be equal to a proportionate share of the price paid for Alphatec Pacific.

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2006	2007	2008	2009	2010	Beyond
Contractual Obligations
Lines of credit	$1,719	$1,719	$—	$—	$—	$—	$—
Notes payable to GE Capital	2,715	381	851	952	531
Notes payable to Japanese banks	842	484	182	103	48	25	—
Capital lease obiligations	1,771	307	606	505	340	13	—
Operating lease obiligations	3,937	734	1,225	784	629	549	16
Supply agreements	7,757	932	1,775	2,325	2,725	—	—
Total	$18,741	$4,557	$4,639	$4,669	$4,273	$587	$16

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to inventories, bad debts and intangibles. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (iii) and (iv) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Specifically, our revenue from sales of medical devices is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title and the related risks and rewards that go with it. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of average cost or market. Production costs are applied to inventory based on our estimated average cost. We maintain valuation reserves for the differences between our actual and estimated costs. We are continually striving to improve our production processes and reduce costs. We will monitor the adequacy of the valuation reserves; however, depending on our success in controlling and reducing costs, a significant change in our reserves may be required.

We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolescence inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of revenues.

Valuation of Goodwill and Intangible Assets

We are required to periodically assess the impairment of our goodwill and intangible assets, which requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•        a determination that the carrying value of such assets can not be recovered through undiscounted cash flows;

•        loss of legal ownership or title to the assets;

•        significant changes in our strategic business objectives and utilization of the assets; or

•        the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our goodwill and intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case, the likelihood of a material change in our reported results would increase.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.5 years for the expected term, 65% for the expected volatility, 5.1% for the risk free rate and 0% for dividend yield for the three month period ended June 30, 2006. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term for 2006 reflects the application of the simplified method set out in SAB No. 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2006 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

The following table breaks out stock-based compensation by line item included in the Condensed Consolidated Financial Statements (in thousands):

					Successor
	Three Months Ended		Six Months Ended		March 18,	Predecessor
	June 30,		June 30,		2005 to	January 1,
				Combined	June 30,	2005 to March
	2006	2005	2006	2005	2005	17, 2005

Cost of revenues	$215	$—	$368	$—	$—	$—
Research and development	206	—	262	37	—	37
Sales and marketing	269	—	516	980	—	980
General and administrative	1,514	—	2,379	1,143	—	1,143
Total	$2,204	$—	$3,525	$2,160	$—	$2,160

Total unrecognized share-based compensation costs related to nonvested stock and option awards at June 30, 2006 is $17.4 million, of which $2.3 million arose from the adoption of SFAS No. 123(R). The remaining $15.1 million relates to stock and option awards granted prior to the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized over a weighted average period of approximately five years.

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations. Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors. If the exercise price of the award was below the fair value of the underlying stock on the measurement date, then compensation cost was recorded, using the intrinsic-value method, and was generally recognized in the statements of operations over the vesting period of the award.

Alphatec Spine, as a result of the valuation utilized in its merger with our merger subsidiary in March 2005, reassessed the fair value of the common stock used to grant equity awards for the period from January 1, 2004 to March 17, 2005. In determining the fair value of Alphatec Spine’s common stock, we primarily considered the enterprise valuation utilized in the merger with a subsidiary of us. The reassessment of fair value was completed without the use of an unrelated valuation specialist.

On October 19, 2005, we commenced the initial public offering process and, based on information presented by investment bankers, reassessed the fair value of the common stock used to grant equity awards going back to March 18, 2005. Investment bankers were valuing us based on our ability to increase sales consistently over prior periods since the date of acquisition. Management, all of whom are related parties, completed the reassessment without the use of an unrelated valuation specialist and concluded that the stock options granted and restricted shares sold to employees were granted and sold at prices that were below the reassessed fair value.

In connection with the issuance of options to purchase 0.1 million shares of our Series A-1 common stock and the sale of 1.9 million shares of our Series A-1 common stock to employees during the period from March 18, 2005 to December 31, 2005, we recorded total deferred employee stock-based compensation within stockholders’ equity of $20.5 million, which represents the difference between the estimated fair value of the common stock and the option exercise price or stock issuance price at the date of issuance. In connection with our initial public offering, each such share of our Series A-1 common stock was converted into 3.57 shares of common stock, and upon the subsequent exercise of such options, 3.57 shares of common stock will be issuable for each share of Series A-1 common stock that would have otherwise been issuable.

The expected future amortization expense for deferred employee stock-based compensation was as follows as of December 31, 2005 (in thousands):

Year ending December 31,
2006	$3,916
2007	3,916
2008	3,926
2009	3,916
2010	2,622

$18,296

Upon the adoption of SFAS No. 123(R) on January 1, 2006, this deferred employee stock-based compensation was reclassified against paid-in capital and retained earnings.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 0.1 million shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, we recorded total stock-based compensation within stockholders’ equity of $39,353.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Forward Looking Statements

This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. When used in this Form 10-Q, the words “anticipate,” “believe,” “could,” “estimate,” “will,” “may,” “plan,” “should,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations are based on management’s current expectations and may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Form 10-Q. Important risks and uncertainties that could cause actual results to differ materially from our forward-looking statements include, but are not limited to: our ability to develop and expand our spine fusion business in the United States and Japan; our ability to expand and maintain a successful sales and marketing organization; continuation of favorable third party payor reimbursement for procedures performed using our products; unanticipated expenses or liabilities or other adverse events affecting cash flow or our ability to achieve profitability; uncertainty of additional funding; uncertainty of success in developing any new products; failure to successfully introduce and develop new products, including products related to license agreements; failure to obtain FDA clearance or approval for particular devices; our ability to compete with other competing products and with emerging new technologies within and outside of spinal fusion; product liability exposure and patent infringement claims. Given these risks and uncertainties, you should not place undue reliance on the forward-looking statements contained in this Form 10-Q. For a more detailed discussion of these and other risks and uncertainties, see “Risk Factors” in Item 1A of Part II of this Form 10-Q. Forward-looking statements may include statements relating to:

• our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

• our estimates of market sizes and anticipated uses of our products;

• our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our needs for additional financing;

• our ability to maintain an adequate sales network for our products, including independent distributors;

• our ability to conclude that we have effective disclosure controls and procedures;

• our business strategy and our underlying assumptions about market data, demographic trends and trends in the treatment of spine disorder;

• our ability to scale up our manufacturing capabilities and facilities;

• our projected capital expenditures;

• our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

• our management team’s ability to accomodate growth and manage a larger organization;

• our ability to establish the industry standard in clinical and legal compliance and corporate governance programs; and

• our ability to provide consistent, quality levels of service.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Alphatec Spine had a credit facility from Bank of the West, under which Alphatec Spine had an outstanding balance of $2.5 million as of December 31, 2005. On January 24, 2006, Alphatec Spine entered into a new credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full its prior credit facility. As of June 30, 2006 Alphatec Spine had no borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate or LIBOR plus 2.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before income taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the three and six months ended June 30, 2006, our revenues denominated in foreign currencies were $3.6 and $7.1 million respectively. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the three and six months ended June 30, 2006.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this report. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our CEO and CFO by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Material Weakness

Our independent registered public accounting firm identified and communicated to us a material weakness in our internal control over financial reporting as of December 31, 2005. Management has evaluated this communication and has also concluded that a material weakness existed as of that date.

A material weakness, as defined by the Public Company Accounting Oversight Board, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm advised our board of directors and our management that our process for our financial statement year-end close and reporting was insufficiently defined and represented a deficiency in the design and operating effectiveness of our year-end close and reporting controls. One of the primary causes of the deficiency in the financial statement close and reporting process noted by our independent registered public accounting firm was the inadequate staffing in our financial accounting and reporting functions. Management believes that the primary cause of many of the observed deficiencies resulted from our transition from a small, private company with immature processes and controls to one that is growing rapidly and must meet the reporting and control standards applicable to public companies.

During 2006, we have under taken a number of actions to correct the deficiency and enhance our internal controls and the accuracy of our financial reporting, including the review and documentation of our processes and key controls, and the engagement of experienced financial personnel, including the Chief Financial Officer and Corporate Controller.

While we have taken actions to address the items identified, additional measures may be necessary to complete the remediation of our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. We cannot assure you that the steps we have taken, or may subsequently take, have been or will be sufficient to fully remediate the material weakness identified by our independent registered public accounting firm or ensure that our internal controls are effective.

Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and therefore we are not currently subject to the internal control reporting requirements of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires a company’s management to perform an annual assessment of the effectiveness of the company’s internal control over financial reporting and for the company’s independent registered public accounting firm to express an opinion on management’s assessment and on the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter, other than as discussed above in connection with the identification and remediation of the material weakness, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                          Legal Proceedings.

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. As of June 30, 2006 the Company had a reserve for litigation costs of $0.8 million. The accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin Alphatec from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. Alphatec responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, Alphatec seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. Alphatec does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In June of 2006, the parties to this litigation agreed to pursue mediation in an attempt to mediate a resolution to this matter. Alphatec does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint, however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

On February 2, 2006, Alphatec Spine filed a joint complaint with Alphatec Spine’s President and CEO, Ronald G. Hiscock, in California State Superior Court against Benchmark Medical, Inc. and Benchmark Medical Holdings, Inc., in connection with Benchmark’s failure to pay Mr. Hiscock certain amounts due to him pursuant to his severance agreement with Benchmark. In addition, the complaint sought a declaratory judgment affirming Alphatec Spine’s ability to recruit and hire former Benchmark employees. In March 2006, Benchmark filed a complaint against Mr. Hiscock and the Company’s Senior Vice President and Chief Administrative Officer, Vicky Romanoski, in Pennsylvania State court in which Benchmark claimed that each of them violated the terms of their respective severance agreements with Benchmark and sought to have the matter litigated in Pennsylvania rather than California. On June 21, 2006, the Company executed a settlement agreement with Benchmark that relieves all parties of all obligations related to prior severance and promissory note agreements between Benchmark and Mr. Hiscock and Ms. Romanoski. The agreement also settles litigation brought by Alphatec and Benchmark against one another related to these matters.

On or about November 22, 2005, the Company, among other entities, was served with a complaint by Abbott Spine, Inc. in the United States District Court for the District of Arizona. The complaint alleged that Alphatec Spine tortiously interfered with a contract that Abbott had with one of its independent sales agents and tortiously interfered with Abbott’s customer relationships in Arizona. In the complaint, Abbott sought monetary damages and to have Alphatec cease and desist the alleged interference. On August 4, 2006, the matter was settled pursuant to a settlement agreement. The settlement agreement ends the litigation brought by Abbott against all parties related to these matters.

Item 1A.                 Risk Factors

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business and industry, our need for financing, and owning our stock. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. The risk factors described below reflect any material changes from the risk factors previously disclosed in our Amendment No. 6 to Form S-1 that was filed on June 2, 2006. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business and Industry

Our business plan relies on certain assumptions pertaining to the market for our products that, if incorrect, may adversely affect our growth and profitability.

We allocate our design, development, manufacturing, marketing, management and financial resources based on our business plan, which includes assumptions about various demographic trends and trends in the treatment of spine disorders and the resulting demand for our products. However, these trends are uncertain. There can be no assurance that our assumptions with respect to an aging population with broad medical coverage and longer life expectancy, which we expect to lead to increased spinal injuries and degeneration, are accurate. In addition, an increasing awareness and use of non-invasive means for the prevention and treatment of back pain and rehabilitation purposes may reduce demand for, or slow the growth of sales of, spine fusion products. A significant shift in technologies or methods used in the treatment of back pain or damaged or diseased bone and tissue could adversely affect demand for some or all of our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to spine fusion. The emergence of new biological tissue-based or synthetic materials to facilitate regeneration of damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for spine fusion surgery and provide other biological alternatives to spine fusion. New surgical procedures could diminish demand for some of our products. The increased acceptance of emerging technologies that do not require spine fusion, such as artificial discs and nucleus replacement, for the surgical treatment of spine disorders would reduce demand for, or slow the growth of sales of, spine fusion products. If our assumptions regarding these factors prove to be incorrect or if alternative treatments to those offered by our products gain further acceptance, then actual demand for our products could be significantly less than the demand we anticipate for our products and we may not be able to achieve or sustain growth or profitability.

If we fail to properly manage our anticipated growth, our business could suffer.

Since March 2005, we have experienced rapid growth in, and we continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which we have distributors for our products. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a material adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. We are also currently implementing new management information systems to assist us in consolidating our enterprise-wide operating and financial performance information. The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. Any failure by us to implement our new management information systems or the failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

We may not be successful in manufacturing spine fusion products at the levels required to meet future market demand.

We are seeking to rapidly grow sales of our products and if we are successful, such growth may strain our ability to manufacture an increasingly large supply of our products. We have never produced spine fusion products in quantities significantly in excess of our current production levels. Manufacturers regularly experience difficulties in scaling up production and we may face such difficulties in increasing our production levels. Moreover, we may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. Our failure to produce products of satisfactory quality or in sufficient quantities could hurt our reputation, cause hospitals, surgeons or distributors to cancel orders or refrain from placing new orders for our products and reduce or slow growth of sales of our products. Increases in our production volume also could make it harder for us to maintain control over expenses, manage our relationships with our suppliers, maintain good relations with our employees or otherwise manage our business.

We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2004, 75% of U.S.

spine fusion product revenues were generated by Depuy, Inc., a subsidiary of Johnson & Johnson, Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc., and Synthes, Inc. Our competitors also include numerous other publicly traded companies and privately held companies.

Several of our competitors enjoy competitive advantages over us, including:

• more established relationships with spine surgeons;

• more established distribution networks;

• broader spine surgery product offerings;

• stronger intellectual property portfolios;

• greater financial and other resources for product research and development, sales and marketing, and patent litigation;

• greater experience in, and resources for, launching, marketing, distributing and selling products;

• significantly greater name recognition as well as more recognizable trademarks for products similar to the products that we sell;

• more established relationships with healthcare providers and payors;

• products supported by more extensive clinical data; and

• greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements.

In addition, at any time our current competitors or other companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products, including ones that prove to be superior to our spine surgery products. For these reasons, we may not be able to compete successfully against our existing or potential competitors. Any such failure could lead us to modify our strategy, lower our prices, increase the commissions we pay on sales of our products and have a material adverse effect on our business, financial condition and results of operations.

A large percentage of our revenues are derived from the sale of our polyaxial pedicle screws.

Net sales of our Zodiac polyaxial pedicle screws represented approximately 39.9% and 35.2% of our net sales for 2005 and the six months ended June 30. 2006, respectively. A decline in sales of these screws, due to market demand, the introduction by a third party of a competitive product or otherwise, would have a material adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screws is licensed to us. The loss of such license would prevent us from manufacturing, marketing and selling our Zodiac polyaxial pedicle screws and other products that may incorporate such technology, which would have a material adverse effect on our business, financial condition and results of operations.

To be commercially successful, we must convince the spine surgeon community that our products are an attractive alternative to our competitors’ products. If the spine surgeon community does not use our products, our sales will decline or we will be unable to increase our sales and profits.

In order for us to sell our products, surgeons must be convinced that they are superior to competing products for use in spine fusion procedures. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase our sales and will be unable to achieve and sustain growth or profitability. From January 1, 2006 through June 30, 2006, approximately 265 surgeons used our products in surgical procedures.

There is a learning process involved for spine surgeons to become proficient in the use of our products. Although most spine surgeons may have adequate knowledge on how to use most of our products based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training spine surgeons in the use of the products. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our sales and marketing efforts are largely dependent upon third parties who are free to market products that compete with our products. We will need to expand our sales and marketing organization significantly.

In the United States, we currently sell our products primarily through a network of approximately 56 independent distributors, who we believe employ approximately 160 sales agents. As a result, we are dependent upon the sales and marketing efforts of our independent distributors. We also employ 54 direct sales representatives and executives, 38 of whom sell our products in the U.S. and 16 of whom sell our products in Japan. We pay our independent distributors a commission based on their product placements and sales. To date, none of our independent distributors has been required to sell our products exclusively and all may freely sell the products of our competitors. Many of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand our sales and marketing organization. We plan to accomplish this by increasing our network of independent distributors and hiring additional direct sales representatives. The establishment and development of a broader sales network and dedicated sales force may be expensive and time consuming. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent distributors and to hire additional direct sales representatives to work with us. Often, our competitors enter into distribution agreements with independent distributors that require such distributors to exclusively sell the products of our competitors. Further, we may not be able to enter into agreements with independent distributors on commercially reasonable terms, if at all. Even if we do enter into agreements with additional independent distributors, it often takes 90 to 120 days for new distributors to reach full operational effectiveness and such distributors may not generate revenue as quickly as we expect them to, commit the necessary resources to effectively market and sell our products or ultimately be successful in selling our products. Our business, financial condition and results of operations will be materially adversely affected if we do not retain our existing independent distributors and attract new, additional independent distributors or if the marketing and sales efforts of our independent distributors and our own direct sales representatives are unsuccessful.

We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.

We use a number of raw materials, including titanium, titanium alloys, stainless steel, polyetheretherketone, or PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is currently the only company approved to distribute PEEK in the U.S. for use in implantable devices. 11.3% and 14.1% of our revenues were derived from products manufactured using PEEK during 2005 and the six months ended June 30, 2006, respectively.

We depend on a limited number of sources of human tissue for use in our allograft implants and a limited number of entities to process the human tissue into allograft for our allograft implants, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our allograft implants. As of June 30, 2006, we have contracted with five entities to supply us with human tissue and five entities to process the human tissue into allograft for use in our allograft implants. The processing of human tissue into allograft is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft are at times in particularly short supply. We cannot be certain that our supply of human tissue from our current suppliers and our supply of allograft from our current tissue processors will be available at current levels or will be sufficient to meet our needs.

Our dependence on a single third-party supplier and the challenges we may face in obtaining adequate supplies of allograft involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK or allograft, could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for allograft and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of allograft. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors. For example, there have been recent media reports regarding the Brooklyn, New York district attorney’s office’s investigation of Biomedical Tissue Services, or BTS, a tissue bank, regarding BTS’s alleged illegal harvesting of body parts from cadavers, the FDA’s investigation of BTS and order for BTS to cease its tissue operations and the resulting recalls being conducted by certain companies selling allograft that were customers of BTS. Although we believe the tissue used in our allograft implants was not procured from the tissue that was allegedly illegally harvested by BTS, these reports have had a negative effect on our allograft business.

If hospitals and other healthcare providers are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase medical devices such as the ones that we manufacture for treatment of their patients generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. The existence of adequate reimbursement for the procedures performed with our products by government and private insurance plans are central to acceptance of our current and future products. We may be unable to sell our products through our distribution channels on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Many private payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as guidelines in setting their reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and hospitals. Those private payors that do not follow the Medicare guidelines may adopt different reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, reimbursement differs from state to state, and some state Medicaid programs may not pay for the procedures performed with our products in an adequate amount, if at all. As the portion of the U.S. population over age 65 and eligible for Medicare continues to grow we may be more vulnerable to reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be adequately reimbursed.

Continued market acceptance in Japan will depend, in part, upon the availability of reimbursement within its healthcare payment systems. Reimbursement and healthcare payment systems vary significantly from country to country, and include both government sponsored healthcare and private insurance. We may not continue to obtain reimbursement approvals in Japan in a timely manner, if at all. Any failure to receive reimbursement approvals would negatively impact market acceptance of our products in Japan and any other international markets in which those approvals are sought.

We may face significant uncertainty in the industry due to government healthcare reform.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Reforms under consideration in the U.S. include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and significant modifications to the healthcare delivery system. We anticipate that Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

We are subject to substantial governmental regulation that could change and thus force us to make modifications to how we develop, manufacture and price our products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA and other U.S. and foreign governmental agencies regulate, among other things, the development, manufacturing, clinical trials, marketing clearance and approval, promotion and sale of medical devices.

Compliance with these regulations is, and will continue to be, time consuming, burdensome and expensive. Failure to comply with these regulations could jeopardize our ability to manufacture and sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, seizures of products, total or partial suspension of production, refusal of the FDA or other regulatory agencies to grant future clearances or approvals, or withdrawals or suspensions of current clearances or approvals all of which could result in higher than anticipated costs or lower than anticipated revenue and have a material adverse effect on our business, financial condition and results of operations. In the most egregious cases, we could face criminal sanctions, closure of our manufacturing facilities and prohibitions on sales of our products.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant and sales of our products in foreign countries are subject to rigorous foreign regulations. We rely on Alphatec Pacific with respect to compliance with Japanese regulations. In Hong Kong, the only other country where we currently sell products, we have and will continue to rely on foreign independent sales agencies that sell our products to comply with local regulations. Any failures on the part of such sales agencies and Alphatec Pacific to comply with applicable regulations could result in restrictions on the sale of our products in foreign countries.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved pre-market approval application, or a PMA. The 510(k) process generally takes three to six months, but can take significantly longer. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from pre-marketing review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

Our commercial distribution and marketing of any products or product modifications that we develop may be delayed since regulatory clearance or approval is required. In addition, because we cannot assure you that any new products or any product modifications we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our new products or product modifications may take significantly longer than anticipated. There is no assurance that the FDA will not require a new product or product modification to go through the lengthy and expensive PMA approval process. Delays in obtaining regulatory clearances and approvals may:

• delay or prevent commercialization of products we develop;

• require us to perform costly procedures;

• diminish any competitive advantages that we may attain; and

• reduce our ability to collect revenues or royalties.

To date, all of our medical device products have been cleared through the 510(k) process. We have no experience in obtaining approval for a device through the PMA process.

Our allograft implants and related technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

The FDA may regulate certain allografts as medical devices, drugs or biologics if the allograft is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future allografts are more than minimally manipulated or indicated for nonhomologous use, it would require us to obtain 510(k) clearance or a PMA approval if the allograft is viewed as a medical device or obtain approval as a drug or biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our allografts, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons surgeons may be slow to adopt our products, we may not have the comparative data that our competitors have, or are generating, and we may be subject to greater regulatory and product liability risks. Further, future studies or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future studies or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

If we or our suppliers fail to comply with the FDA’s quality system and good tissue practice regulations, the manufacture of our products could be delayed.

We and our suppliers are required to comply with the FDA’s quality system regulations, or QSRs, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the FDA’s current good tissue practice regulations, or GTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and GTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to delay the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations. In November 2003, the FDA performed a pre-announced inspection of our manufacturing facilities. Minor non-compliance items were cited on an FDA Form 483, which is a notice of inspection observation that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies and we have not received any further request from the FDA with respect to the Form 483 we received.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost effective and non-disruptive manner.

Our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could be expensive and time consuming, disrupt our ongoing business and distract management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, financial condition and results of operations will be materially adversely affected. For example, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize significant amounts of expenses, including non-cash acquisition costs, and acquired assets.

We may face additional challenges in our attempts to expand in the Japanese market.

We believe that many of the primary barriers to success in the market for spinal products in Japan are similar to those in the U.S., including the challenges of increasing market penetration, expanding the direct representative sales force and obtaining regulatory approval for new products. In addition, we may face additional difficulties and challenges in Japan, including that we have historically sold orthopedic trauma products in Japan and will need to expand the scope of our spine product offering, and that Alphatec Pacific’s spine fusion product line offering cannot be as extensive as ours is in the U.S. until Alphatec Pacific obtains Japanese regulatory approval for some of our existing products.

We may not be able to timely develop new products or product enhancements that will be accepted by the market.

We sell our products in a market that is characterized by technological change, product innovation, evolving industry standards, competing patent claims, patent litigation and intense competition. Our success will depend in part on our ability to develop and introduce new products and enhancements or modifications to our existing products, to do so before our competitors and to do so in a manner that does not infringe issued patents of third parties to which we do not have a license. We cannot assure you that we will be able to successfully develop or market new, improved or modified products, or that any of our future products will be accepted by the surgeons who use our current products. Our competitors’ product development capabilities could be more effective than our capabilities, and their new products may get to market before our products. In addition, the products of our competitors may be more effective or less expensive than our products. The introduction of new products by our competitors may result in price reductions, reduced margins or loss of market share and may render our products obsolete or noncompetitive. The success of any new product offering or enhancement or modification to an existing product will depend on several factors, including our ability to:

• properly identify and anticipate surgeon and patient needs;

• develop new products or enhancements in a timely manner;

• obtain the necessary regulatory approvals for new products or product enhancements;

• provide adequate training to potential users of new products;

• receive adequate reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers; and

• develop an effective marketing and distribution network.

Developing products in a timely manner can be difficult, in particular because product designs change rapidly to adjust to patent constraints and to market preferences. As a result, we may experience delays in our product launches which may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the surgeon training process. In addition, our suppliers of products or components that we do not manufacture can suffer similar delays, which could cause delays in our product introductions. If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these new products or enhancements, it could have a material adverse effect on our business financial condition and results of operations.

Our products and product enhancements under development may not be commercially viable.

While we devote significant resources to research and development, our research and development may not lead to improved or new products that are commercially successful. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of medical devices, from discovery, through testing and registration, to initial product launch, typically takes between three and seven years in the U.S. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with spine fusion research and development, we may elect to cease development of one or more product candidates if we believe that the product candidate would not be commercially viable.

We are dependent on our senior management team, engineering team, sales and marketing team and key surgeon advisors, and the loss of any of them could harm our business.

Our continued success depends in part upon the continued availability and contributions of our senior management, engineering and sales and marketing teams and the continued participation of our key surgeon advisors. The Chairman of our

Board of Directors, John H. Foster, has obligations outside Alphatec Holdings, including in his capacity as a managing member of HGP, LLC, the general partner of HealthpointCapital, a private equity fund dedicated to growth capital investments in the orthopedic device sector, and as Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, a merchant bank focusing exclusively on the orthopedic sector that provides independent research, private equity management and corporate finance advisory services. We have entered into employment agreements with all members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. In addition, we currently are seeking a regulatory affairs executive experienced in obtaining clearance through the 510(k) and PMA processes and a quality assurance executive experienced in overseeing our quality control systems. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial conditions and results of operations.

We rely on our information technology systems for inventory management, distribution and other functions and to maintain our research and development data. If our information technology systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. The failure of our information technology systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, our information technology systems are vulnerable to damage or interruption from:

• earthquake, fire, flood and other natural disasters;

• terrorist attacks and attacks by computer viruses or hackers;

• power loss; and

• computer systems, or Internet, telecommunications or data network failure.

Any such interruption could have material adverse effect on our business, financial condition and results of operations.

The majority of our operations and all of our manufacturing facilities are currently conducted in locations that may be at risk of damage from fire, earthquakes or other natural disasters. If a natural disaster strikes, we may be unable to manufacture certain products for a substantial amount of time.

We currently conduct the majority of our development, manufacturing and management activities in Carlsbad, California near known wildfire areas and earthquake fault zones. We have taken precautions to safeguard our facilities, including obtaining property and casualty insurance, implementing health and safety protocols, storing computer data off-site and having a disaster recovery plan. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. We do not maintain insurance against earthquakes and floods and the insurance we maintain against fires and other natural disasters would not be adequate to cover a total loss of our manufacturing facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

Alphatec Holdings is a holding company with no operations, and unless it receives dividends or other payments from Alphatec Spine, it will be unable to fulfill its cash obligations.

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future), dividends and other payments received from time to time from Alphatec Spine or such subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Spine is legally distinct from Alphatec Holdings and has no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from Alphatec Spine (and any other subsidiaries Alphatec Holdings may have in the future) to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by Alphatec Spine in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account Alphatec Spine’s funding requirements, the terms of Alphatec Spine’s indebtedness and applicable state laws. Alphatec Spine’s current credit facilities from Bank of the West and General Electric Capital Corporation prohibits Alphatec Spine from declaring or paying dividends, other than dividends payable in capital stock, during the term of the facility, which expires in January 2008.

Risks Related to Our Financial Results and Need for Financing

Our quarterly financial results could fluctuate significantly.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

• acceptance of our products by surgeons, patients, hospitals and third-party payors;

• demand and pricing of our products;

• the mix of our products sold, because profit margins differ among our products;

• timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

• our ability to grow and maintain a productive sales and marketing organization;

• regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

• the effect of competing technological and market developments;

• levels of third-party reimbursement for our products;

• interruption in the manufacturing or distribution of our products;

• our ability to produce or obtain products of satisfactory quality or in sufficient quantities to meet demand; and

• changes in our ability to obtain FDA, state and international approval or clearance for our products.

In addition, until we have a larger base of surgeons using our products, occasional fluctuations in the use of our products by individual surgeons or small groups of surgeons will have a proportionately larger impact on our revenues than for companies with a larger customer base.

Many of the products we may seek to develop and introduce in the future will require FDA, state and international approval or clearance. We cannot begin to commercialize any such products in the U.S. without FDA approval or clearance or outside of the U.S. without appropriate regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we anticipate that our operating expenses will increase in the foreseeable future as we expand our sales and marketing, manufacturing and other commercial capabilities. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by our stockholders or by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

We may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities, will be sufficient to fund our projected operating requirements through 2007. As of September 30 and December 31, 2005, we failed to satisfy certain covenants set forth in our prior credit agreement with Bank of the West. We obtained a waiver for each such non-compliance and in January 2006 entered into a new credit agreement with Bank of the West and paid off our prior credit agreement.

We may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

• the revenues generated by sales of our products;

• the costs associated with expanding our sales and marketing efforts;

• the expenses we incur in manufacturing and selling our products;

• the costs of developing new products or technologies;

• the cost of obtaining and maintaining FDA or other regulatory approval or clearance for our products and products in development;

• the number and timing of acquisitions and other strategic transactions;

• the costs associated with increased capital expenditures; and

• the costs associated with our employee retention programs and related benefits.

As a result of these factors, we may need to raise additional funds and such funds may not be available on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely effect our ability to achieve our development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain risks associated with our foreign operations.

Our operations outside of the United States are primarily in Japan. Certain risks are inherent in international operations, including:

• difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

• foreign customers who may have longer payment cycles than customers in the U.S.;

• tax rates in foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

• economic and political instability in countries where we operate or where end-users of spine fusion surgery reside;

• difficulties associated with managing a large organization spread throughout various countries;

• difficulties in obtaining and enforcing intellectual property rights;

• required compliance with a variety of foreign laws and regulations;

• imposition of costly and lengthy new export licensing requirements;

• laws and business practices favoring local companies; and

• lack of availability and reduced level of reimbursement within prevailing foreign healthcare payment systems.

If we continue to expand our business outside of the United States, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

Our independent registered public accounting firm brought to our attention a material weakness in our internal controls during the most recent audit of our annual consolidated financial statements. Our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and financial condition and cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

Our independent registered public accounting firm identified and communicated to us a material weakness in our internal control over financial reporting as of December 31, 2005. Management has evaluated this communication and has also concluded that a material weakness existed as of that date.

A material weakness, as defined by the Public Company Accounting Oversight Board, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm advised our board of directors and our management that our process for our financial statement year-end close and reporting was insufficiently defined and represented a deficiency in the design and operating effectiveness of our year-end close and reporting controls. One of the primary causes of the deficiency in the financial statement close and reporting process noted by our independent registered public accounting firm was the inadequate staffing in our financial accounting and reporting functions. Management believes that the primary cause of many of the observed deficiencies resulted from our transition from a small, private company with immature processes and controls to one that is growing rapidly and must meet the reporting and control standards applicable to public companies.

During 2006, we have under taken a number of actions to correct the deficiency and enhance our internal controls and the accuracy of our financial reporting, including the review and documentation of our processes and key controls, and the engagement of experienced financial personnel, including the Chief Financial Officer and Corporate Controller.

While we have taken actions to address the items identified, additional measures may be necessary to complete the remediation of our internal controls. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. However, the process of designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. We cannot assure you that the steps we have taken, or may subsequently take, have been or will be sufficient to fully remediate the material weakness identified by our independent registered public accounting firm or ensure that our internal controls are effective.

We may incur substantial expenses relating to the remediation of the material weakness in our internal controls. Our accounting and financial reporting functions may not have, or may be unable to maintain, adequate resources to ensure that we will not have any future control deficiencies or material weaknesses in our system of internal controls. The effectiveness of our internal controls may in the future be limited by a variety of factors including:

• faulty human judgment and errors, omissions or mistakes;

• inappropriate management override of policies and procedures;

• failure to properly implement our upgraded financial software system; and

• the possibility that any enhancements to our internal controls may still not be adequate to assure timely and accurate financial information.

If we fail to achieve and maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and therefore be subject to delisting from the NASDAQ Global Market, an investigation by the SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and therefore we are not currently subject to the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, or The Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires a company’s management to perform an annual assessment of the effectiveness of the company’s internal control over financial reporting and for the company’s independent registered public accounting firm to express an opinion on management’s assessment and on the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, we are not currently required to record stock-based compensation charges for stock options granted prior to January 1, 2006 if an employee’s stock option exercise price is equal to or exceeds the fair value of our common stock at the date of grant. However, a recent change in accounting standards requires all public companies to treat the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year commencing after June 15, 2005. If we had changed our accounting policy to record expense for the fair value of stock options granted in prior periods, our operating expenses would have increased. Through our compensation plan, we rely on grants of stock options and restricted stock to compensate existing employees and attract new employees. Since we currently are required to expense stock options granted on or after January 1, 2006, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options or if we continue to issue restricted shares, our reported income would decrease. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to our interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

A portion of our revenues and expenditures is subject to exchange rate fluctuations that could adversely affect our reported results of operations.

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S dollar were to fall relative to the Japanese Yen, the principal foreign currency material to our business, then our reported revenues would increase when we convert the higher valued foreign currency into U.S. dollars. If the value of the U.S. dollar were to increase in relation to the Japanese Yen, then there would be a negative effect on the value of our sales in Japan to the extent our revenues in Japanese Yen are in excess of our Japanese Yen costs at the time that we converted amounts to U.S. dollars in connection with the preparation of our financial statements. We do not currently engage in hedging or similar transactions to reduce these risks.

Risks Related to Our Intellectual Property and Potential Litigation

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, we cannot assure you that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing related products. In addition, our pending patent applications include claims to aspects of our products and procedures that are not currently protected by issued patents.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products. Although we have entered into confidentiality agreements and intellectual property assignment agreements with certain of our employees, consultants and advisors as one of the ways we seek to protect our intellectual property and other proprietary technology, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., if at all. Since most of our issued patents and pending patent applications are for the U.S. only, we lack a corresponding scope of patent protection in other countries, including in Japan. Thus, we may not be able to stop a competitor from marketing products in other countries that are similar to some of our products.

In the event a competitor infringes upon one of our patents or other intellectual property rights, enforcing those patents and rights may be difficult and time consuming. Even if successful, litigation to defend our patents against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources to defend our patents against challenges or to enforce our intellectual property rights.

In addition, we hold licenses with third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products, including our Zodiac polyaxial pedicle screws, net sales of which represented 39.9% and 35.2% of our net sales for 2005 and the six months ended June 30, 2006, respectively. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which would have a material adverse effect on our business, financial condition and results of operations.

We license patents relating to the polyaxial feature of our pedicle screw from Biomet, Inc., or Biomet, pursuant to a license agreement, or the 555 license agreement. This polyaxial feature is incorporated into our Zodiac and Solanas pedicle screws and may be incorporated into future products. The 555 license agreement provides that the royalty shall remain in full force and effect without modification regardless of any ruling by any court regarding the scope, validity, or enforceability of the patents covered by the 555 license agreement. The validity of the U.S. patents covered by the 555 license agreement is being challenged by Medtronic in an infringement action brought by Biomet in the U.S. The European patent covered by the 555 license agreement has recently been revoked by the European Patent Office after it was successfully challenged in an opposition proceeding in Europe initiated by Stryker and Synthes. Biomet is appealing this decision. Biomet can terminate the license in the event we fail to make any of the payments required under the license agreement, materially breach the license agreement, or become insolvent.

The medical device industry is characterized by patent and other intellectual property litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from marketing our existing or future products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components of those products, the methods of using those products, or the methods we employ in processing those products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be inadvertently infringing, of which we are unaware. As the number of participants in the market for spine disorder devices and treatments grows, the possibility of patent infringement claims against us increases.

Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe those patents. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, in order to further our product development efforts, from time to time we enter into agreements with surgeons to develop new products. As consideration for product development activities rendered pursuant to these agreements, in certain instances we have agreed to pay such surgeons royalties on products developed by cooperative involvement between us and such surgeons. There can be no assurance that surgeons with whom we have entered into such an arrangement will not claim to be entitled to a royalty even if we do not believe that such products were developed by cooperative involvement between us and such surgeons. Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation.

We cannot predict the outcome of lawsuits in which we are a defendant.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin Alphatec from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. Alphatec responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, Alphatec seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. Alphatec does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In June of 2006, the parties to this litigation agreed to pursue mediation in an attempt to mediate a resolution to this matter. Alphatec does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint, however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. To date, our products have not been the subject of any material product liability claims. Currently, we carry product liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or our inability to secure coverage in the future on commercially reasonable terms, if at all. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, which could harm our financial condition. If longer-term patient results and experience indicate that our products or any component of a product cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

Because allograft products entail a potential risk of communicable disease to human recipients, we may be the subject of product liability claims regarding our allograft products.

Our allograft business may expose us to additional potential product liability claims. The development of allografts and technologies for human tissue repair and treatment entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

We may be subject to damages resulting from claims that we, our employees or our independent distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreement.

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Many of our independent distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that either we, or these employees or independent distributors, have inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our competitors. In addition, we have been and may in the future be subject to claims that we caused an employee or independent distributor to break the terms of his or her non-competition agreement or non-solicitation agreement. Litigation may be necessary to defend against these claims. For example, Abbott Spine, Inc. brought a suit against us, which is described under “Item 1.—Legal Proceedings.” Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, financial condition and results of operations.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

The manufacture of certain of our products, including our allograft implants, involves the controlled use of biological, hazardous and/or radioactive materials and waste. Our business and facilities and those of our suppliers are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines. This liability could exceed our resources and any applicable insurance. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.

We and our independent sales agents must comply with various state, federal anti-kickback, self-referral, false claims and similar laws, the breach of which could cause a material adverse effect on our business, financial condition and results of operations.

Our relationship with surgeons, hospitals and the marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can potentially give rise to claims that the relevant law has been violated. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with surgeons, hospitals and marketers of our products.

Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration by an individual or entity in return for, or to induce:

• the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

• purchasing, leasing, ordering or arranging for any service or product for which payment may be made by a government-sponsored healthcare program.

Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Certain states in which we market our products have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations.

We have entered into consulting agreements and royalty agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for consulting services performed. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, to the extent applicable, it is possible that regulatory agencies may in the future view these transactions as prohibited arrangements that must be restructured or for which we could be subject to other significant penalties, or prohibit us from accepting referrals from these surgeons. We would be materially impacted if regulatory agencies interpret our financial relationships with certain surgeons who refer our products to be in violation of applicable laws and we were unable to achieve compliance with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.

We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which can also be triggered by violations of federal anti-kickback laws; Healthcare Insurance Portability and Accounting Act of 1996, which makes it a federal crime to commit healthcare fraud and make false statements; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. Although we believe our marketing, promotional materials and training programs for surgeons do not constitute promotion of unapproved uses of our products, if it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory authorities will not challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

Risks Associated with Owning Our Common Stock

There has been no prior public market for our common stock and an active trading market may not develop.

Prior to our initial public offering, there was no public market for our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Market or otherwise or how liquid that market might become. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to acquire other companies, products or technologies by using our common stock as consideration.

We expect that the price of our common stock will fluctuate substantially and you may not be able to sell your shares at a price that is above your purchase price.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

• volume and timing of orders for our products;

• quarterly variations in our or our competitors’ results of operations;

• our announcement or our competitors’ announcements regarding new products, product enhancements, significant contracts, number of distributors, number of hospitals and surgeons using products, acquisitions or strategic investments;

• announcements of technological or medical innovations for the treatment of spine pathology;

• changes in earnings estimates or recommendations by securities analysts;

• our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

• changes in healthcare policy in the U.S. and internationally;

• product liability claims or other litigation involving us;

• sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

• changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;

• disputes or other developments with respect to intellectual property rights;

• changes in the availability of third-party reimbursement in the U.S. or other countries;

• changes in accounting principles; and

• general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Securities analysts may not continue to provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.

Securities analysts may not continue to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, recently-adopted rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.

Based on shares outstanding at June 30, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 41.7% of our outstanding common stock. As a result, these persons, acting together, will have the ability to determine the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

• delaying, deferring or preventing our change in control;

• impeding a merger, consolidation, takeover or other business combination involving us; or

• causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Certain members of our board of directors also serve as officers and directors of HealthpointCapital and its other portfolio companies.

Four members of our board of directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of June 30, 2006, HealthpointCapital owns approximately 38.3% of our outstanding common stock. HealthpointCapital is a private equity fund focused on the worldwide orthopedic device industry. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. For example, HealthpointCapital owns a 33% interest in Scient’x S.A., which sells dynamic stabilization and motion preservation spinal implants. John H. Foster, Chairman of our board of directors, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in, HealthpointCapital, and the Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, which owns a

25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. He is also a director of Scient’x S.A. Mortimer Berkowitz III, a member of our board of directors, is a managing member of HGP, LLC, the President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC and a director of Scient’x S.A. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital, HealthpointCapital, LLC, HGP, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders.

Our Chairman, John H. Foster, has a 3.2% beneficial capital interest in HealthpointCapital, a 36.6% direct interest in HGP, LLC and a 44.2% direct and beneficial interest in HealthpointCapital, LLC. Our director Mortimer Berkowitz III has a less than 1% direct capital interest in HealthpointCapital, a 24.4% direct interest in HGP, LLC and a 30.5% direct and beneficial interest in HealthpointCapital, LLC. Our director R. Ian Molson has a less than 1% direct capital interest in HealthpointCapital and a 2.2% direct interest in HealthpointCapital, LLC. Our director Stephen E. O’Neil has a 1.5% direct interest in HealthpointCapital, LLC. Our Executive Vice President of Corporate Development, Laszlo Adam, is a director of, and has a less than a 1% direct interest in, HealthpointCapital, LLC.

Because of these possible conflicts of interest, such directors may direct potential business and investment opportunities to other entities rather than to us or such directors may undertake or otherwise engage in activities or conduct on behalf of such other entities that is not in, or which may be adverse to, our best interests. Whether a director directs an opportunity to us or to another company, our directors may face claims of breaches of fiduciary duty and other duties relating to such opportunities. Our amended and restated certificate of incorporation requires us to indemnify our directors to the fullest extent permitted by law, which may require us to indemnify them against claims of breaches of such duties arising from their service on our board of directors.

HealthpointCapital or its affiliates may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Furthermore, HealthpointCapital may have an interest in us pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to us and our stockholders generally. In addition, if we were to seek a business combination with a target business with which one or more of our existing stockholders or directors may be affiliated, conflicts of interest could arise in connection with negotiating the terms of and completing the business combination. Conflicts that may arise may not be resolved in our favor.

Our management team may invest or spend in ways in which you may not agree.

We expect to expand our sales and marketing activities; to fund the clearance or approval and subsequent commercialization of our near-term product candidates; to support our research and development efforts; to repay and retire debt; and for general corporate purposes, including to acquire businesses, products or intellectual property that are complementary to our business, or to obtain the right to use such products and intellectual property. Stockholders may not agree with such uses and monies may be placed in investments that do not produce income or that lose value.

Future sales of our common stock in the public market may depress our stock price and impair our ability to raise future capital through the sale of our equity securities.

Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. A significant portion of these shares will be held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

We also intend to register some or all common stock that we may issue under our existing 2005 Employee, Director and Consultant Stock Plan totaling approximately 6.4 million shares. In addition, all of such shares, as well as an additional 0.2 million shares issued to members of our Scientific Advisory Board and certain of our directors, may be sold pursuant to Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, 90 days after June 2, 2006. After 90 days, or once we register these shares, they can be freely sold in the public market upon issuance, subject to any lock-up agreements and, in the case of sales pursuant to Rule 701, subject to limitations imposed by the Federal securities laws. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

The requirements of being a public company may strain our resources and distract management.

As a public company, we will be subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our personnel, information technology systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting and, as part of each of our annual and quarterly reports, that our chief financial officer makes certain certifications regarding our disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations affecting public companies.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules implemented by the SEC and by the NASDAQ Global Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs significantly and to make some activities more time-consuming and costly. For example, in anticipation of becoming a public company, we have created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so without incurring material costs. The new rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. We, therefore, may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these new rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

In the quarterly reports on Form 10-Q and the annual reports on Form 10-K, our management may not be able to conclude that we have effective disclosure controls and procedures, and we or our independent registered public accounting firm may not be able to conclude that we have effective internal controls over financial reporting. We are also exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer will be required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. In addition, under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in our Form 10-K and the independent registered public accounting firm auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This requirement will first apply to our Form 10-K for our fiscal year ending December 31, 2007.

We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation, testing and any necessary remediation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy.

If we are unable to conclude in a timely manner that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to conclude that our assessment of our internal control over financial reporting is sufficient or is unable to conclude that our internal controls over financial reporting are effective and therefore issues an adverse opinion, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the NASDAQ Global Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets, and could cause our stock price to decline. In addition, the control and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC and the NASDAQ Global Market. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the NASDAQ Global Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. Factors contributing to this volatility include FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement matters, changes in U.S. or international healthcare policies, and changes in the condition of the medical device industry generally. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially harm our financial condition, results of operations and business.

Anti-takeover provisions in our organizational documents and change of control provisions in some of our employment agreements and agreements with distributors, in our agreement relating to the repurchase of stock of Alphatec Pacific and in some of our outstanding debt agreements, as well as the terms of our New Redeemable preferred stock, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely.

Certain provisions of our amended and restated certificate of incorporation and restated by-laws could discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

• allow the authorized number of directors to be changed only by resolution of our board of directors;

• allow vacancies on our board of directors to be filled only by resolution of our board of directors;

• authorize our board of directors to issue, without stockholder approval, blank check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

• require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

• establish advance notice requirements for stockholder nominations to our board of directors and for stockholder proposals that can be acted on at stockholder meetings; and

• limit who may call stockholder meetings.

Some of our employment agreements and all of our restricted stock agreements and incentive stock option agreements provide for accelerated vesting of benefits, including full vesting of restricted stock and options, upon a change of control. A limited number of our agreements with our distributors include a provision that extends the term of the distribution agreement upon a change in control and makes it more difficult for us or our successor to terminate the agreement. In connection with our sale of 20% of the stock of Alphatec Pacific to the Chairman, President and Chief Executive Officer of Alphatec Pacific, we entered into a stock purchase agreement pursuant to which we have an obligation to repurchase that stock upon certain changes of control at a purchase price based on revenues of Alphatec Pacific. These provisions may discourage or prevent a change of control.

In addition, in the event of a change of control, we would be required to redeem all outstanding shares of our New Redeemable preferred stock for an aggregate of $30 million, at the initial public offering price of $9.00 per share. Further, our amended and restated certificate of incorporation permits us to issue additional shares of preferred stock. The terms of our New Redeemable preferred stock or any new preferred stock we may issue could have the effect of delaying, deterring or preventing a change in control.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock and, with the exception of the dividends payable in connection with the reorganization transactions, we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for our stockholders for the foreseeable future.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (No. 333-131609) (the “Registration Statement”) relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on June 2, 2006. The offering did not terminate before all securities were sold (excluding the underwriters overallotment). The offering has now terminated. The co-managing underwriters were Deutsche Bank Securities, First Albany Capital, and RBC Capital Markets.

Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million to pay an advisory fee, and approximately $0.2 million to pay out of pocket costs which were incurred by HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

• $8.0 million to reduce current amounts outstanding under our $10.0 million revolving credit facility with Bank of the West, which may be re-borrowed; and

• $3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

The remaining $24.0 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no present understandings, commitments or agreements to acquire any businesses products or technologies.

Items 3 and 4 are not applicable and have been omitted.

Item 5.        Other Information

Subsequent Events

On July 1, 2006, Alphatec Spine entered into a private label distribution agreement with IsoTis OrthoBiologics, Inc. pursuant to which Alphatec became a non-exclusive distributor of IsoTis’s demineralized bone matrix products. Alphatec shall distribute such products under its own brand name. The agreement, which expires on December 31, 2008, has minimum order quantity requirements of $8.0 million that Alphatec must purchase from IsoTis over the term of the agreement.

Item 6.                          Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Date: August 11, 2006	By:	/s/ RONALD G. HISCOCK
Ronald G. Hiscock
President and Chief Executive Officer (principal executive officer of the registrant)

Date: August 11, 2006	By:	/s/ STEPHEN T.D. DIXON
Stephen T.D. Dixon
Chief Financial Office, Vice President and Treasurer (principal financial and accounting officer of the registrant)