Form 10-Q
period 2006-09-30
Alphatec Holdings, Inc.
filed 2006-11-14
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☒    No  ☐

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

Yes  ☐    No  ☒

As of November 3, 2006, there were 34,773,702 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,360	$2,180
Accounts receivable, net	10,417	9,361
Inventories, net	12,370	8,458
Prepaid expenses and other current assets	2,325	1,050
Deferred income tax asset	—	3,057

Total current assets	46,472	24,106
Property and equipment, net	11,774	7,206
Goodwill	60,509	60,946
Intangibles, net	11,102	13,644
Other assets	1,552	3,237

Total assets	$131,409	$109,139

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,256	$4,103
Accrued expenses	8,694	8,832
Lines of credit	1,696	3,942
Current portion of long-term debt	2,333	1,280
Current portion of note payable to related party	—	1,700

Total current liabilities	17,979	19,857
Long-term debt, less current portion	2,882	1,728
Note payable to related party, less current portion	—	781
Other long-term liabilities	1,344	1,711
Deferred income tax liabilities	—	3,057
Commitments and contingencies
Minority interest	3,288	1,914
Redeemable convertible preferred, Rolling common and Series C common stock, $0.0001 par value; 10,929,094 shares authorized at December 31, 2005; no shares and 8,773,447 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	99,413
New Redeemable preferred stock, $0.0001 par value; 20,000,000 authorized at September 30, 2006; 3,333,201 and no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	23,703	—
Stockholder notes receivable	(10)	(65)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized, 34,779,022 issued and 34,776,408 outstanding at September 30, 2006 and 20,601,578 shares issued and outstanding at December 31, 2005, respectively	3	1
Additional paid-in capital	116,453	12,016
Deferred compensation	—	(18,296)
Accumulated other comprehensive income (loss)	144	(112)
Accumulated deficit	(34,377)	(12,866)

Total stockholders’ equity	82,223	(19,257)

Total liabilities and stockholders’ equity	$131,409	$109,139

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005
Revenues	$17,358	$11,527
Cost of revenues	6,606	4,984

Gross profit	10,752	6,543
Operating expenses:
Research and development	1,016	173
In-process research and development	—	—
Sales and marketing	8,587	5,087
General and administrative	6,758	5,735

Total operating expenses	16,361	10,995

Operating loss	(5,609)	(4,452)
Interest and other income (expense), net	171	(693)

Loss before tax	(5,438)	(5,145)
Income tax (benefit) provision	—	(1,656)

Net loss	(5,438)	(3,489)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(30)	(1,827)

Net loss available to common stockholders	$(5,468)	$(5,316)

Net loss per common share - basic and diluted	$(0.16)	$(0.29)

Weighted average shares - basic and diluted	33,370	18,587

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Nine Months Ended September 30,		Successor(1) March 18, 2005 to September 30, 2005	Predecessor(1) January 1, 2005 to March 17, 2005
	2006	Combined 2005
Revenues	$54,809	$26,748	$20,698	$6,050
Cost of revenues	19,583	10,790	9,108	1,682

Gross profit	35,226	15,958	11,590	4,368
Operating expenses:
Research and development	2,576	643	427	216
In-process research and development	—	3,100	3,100	—
Sales and marketing	23,130	11,815	11,815	—
General and administrative	22,050	11,090	5,862	5,228

Total operating expenses	47,756	26,648	21,204	5,444

Operating loss	(12,530)	(10,690)	(9,614)	(1,076)
Interest and other income (expense), net	(2,026)	(873)	(762)	(111)

Loss before tax	(14,556)	(11,563)	(10,376)	(1,187)
Income tax (benefit) provision	(64)	(2,113)	(2,115)	2

Net loss	(14,492)	(9,450)	(8,261)	(1,189)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(3,480)	(3,767)	(3,767)	—

Net loss available to common stockholders	$(17,972)	$(13,217)	$(12,028)	$(1,189)

Net loss per common share - basic and diluted	$(0.72)	$(0.73)	$(0.67)	$(0.13)

Weighted average shares - basic and diluted	25,105	18,007	18,007	9,211

Notes:

(1)	See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the Sucessor and Predecessor.

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	Combined 2005
Operating activities:
Net loss	$(14,492)	$(9,450)	$(8,261)	$(1,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,134	2,255	2,096	159
Stock-based compensation	4,689	2,588	428	2,160
Write-off of purchased in-process research and development	—	3,100	3,100	—
Interest expense related to amortization of debt discount and revaluation of put right	1,836	551	551	—
Deferred income taxes	2	(2,117)	(2,117)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	(3,238)	(1,837)	(1,401)
Inventories	(3,561)	270	354	(84)
Prepaid expenses and other current assets	(1,280)	(767)	(526)	(241)
Income taxes receivable	(2)	(62)	(62)	—
Other assets	1,685	(546)	(552)	6
Accounts payable	1,161	237	151	86
Accrued expenses and other	(439)	3,204	2,906	298

Net cash used in operating activities	(6,353)	(3,975)	(3,769)	(206)

Investing activities:
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	(5)	(69,990)	(69,990)	—
Acquisition of certain assest and liabilities of Cortek, Inc., net of cash acquired	54	(7,302)	(7,302)	—
Purchases of property and equipment	(7,126)	(1,342)	(1,282)	(60)

Net cash used in investing activities	(7,077)	(78,634)	(78,574)	(60)

Financing activities:
Net proceeds from issuance of common stock	70,237	—	—	—
Proceeds from issuance of Rolling common, Series C common and preferred stock	223	87,258	87,258	—
Advances received on common stock sales	—	450	450	—
Net borrowings under lines of credit	(2,243)	—	—	—
Principal payments on capital lease obligations	(538)	(542)	(387)	(155)
Proceeds from issuance of notes payable	3,011	1,192	1,192	—
Principal payments on notes payable	(3,204)	(2,824)	(2,744)	(80)
Repayment of supply agreement obligation	(75)	(75)	(75)	—
Stock redemption	(35,154)	—	—	—
Repayment of stockholder notes receivable	65	141	139	2

Net cash provided by (used in) financing activities	32,322	85,600	85,833	(233)

Effect of exchange rate changes on cash and cash equivalents	288	(45)	(43)	(2)

Net increase (decrease) in cash and cash equivalents	19,180	2,946	3,447	(501)
Cash and cash equivalents at beginning of period	2,180	1,557	—	1,557

Cash and cash equivalents at end of period	$21,360	$4,503	$3,447	$1,056

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited and in thousands)

	Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	Combined 2005
Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$264	$162	$102

Accretion to redemption value of redeemable stock	$3,480	$3,767	$3,767	$—

Repurchase of distribution rights	$—	$3,098	$3,098	$—

Revaluation of put right	$462	$598	$598	$—

Purchases of property and equipment through capital leases	$46	$246	$246	$—

Issuance (forgiveness) of notes receivable from stockholders	$—	$195	$204	$(9)

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings,” the “Successor” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (the “Predecessor” or “Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing, and sale of medical devices for use in orthopedic spinal surgeries.

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

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 include the results of Cortek, Inc. (“Cortek”) from the beginning of the accounting period nearest to its acquisition date (September 9, 2005). See Note 5.

On May 3, 2006, the Company’s board of director’s approved a 3.57-for-1 stock split in the form of a dividend of 2.57 shares of the Company’s outstanding common stock. The accompanying consolidated financial statements give retroactive effect to the stock split for all periods presented. This resulted in the issuance of 15.5 million shares of additional common stock to the Company’s common stockholders.

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of September 30, 2006, the statements of operations for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, and the statement of cash flows for the nine months ended September 30, 2006 and September 30, 2005 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position and results of operations for those periods.

The unaudited combined condensed consolidated statement of operations for nine months ended September 30, 2005 is based on the historical consolidated statement of operations of Alphatec Spine, as predecessor, for the period from January 1, 2005 to March 17, 2005 and the historical consolidated statement of operations of Alphatec Holdings, the successor, for the period from March 18, 2005 to September 30, 2005.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.

4. Net Loss Per Share

The Company calculates net loss per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
	(in thousands, except net loss per share)
Numerator:
Net loss available to common stockholders	$(5,468)	$(5,316)	$(17,972)	$(13,217)	$(12,028)	$(1,189)
Denominator:
Weighted average common shares outstanding	34,779	19,411	26,748	18,392	18,392	9,231
Weighted average unvested common shares subject to repurchase	(1,409)	(824)	(1,643)	(385)	(385)	—
Vested common shares outstanding purchased with promissory notes and subject to variable accounting	—	—	—	—	—	(20)

Weighted average common shares outstanding - basic and diluted	33,370	18,587	25,105	18,007	18,007	9,211

Net loss per common sharebasic and diluted	($0.16)	($0.29)	($0.72)	($0.73)	($0.67)	($0.13)

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

In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by the Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, the amounts allocated to in-process research and development (“IPR&D”) expense were determined through established valuation techniques and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and had no alternative future uses.

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

As a result of the required adjustment of acquired assets and liabilities to fair value at the date of purchase, using the income approach, the Company increased inventory by $0.4 million over the historical cost. The increased inventory value was recorded as cost of revenues as the related products were sold. As of December 31, 2005 and September 30, 2006, respectively, $0.2 million and $0 of this amount remained in ending inventory.

During the fourth quarter of 2005, the Company revised the purchase price allocation and reduced inventory by $0.9 million to conform Cortek’s accounting for inventory to Alphatec’s accounting for inventory.

During the nine months ended September 30, 2006, the preliminary valuation of certain assets and liabilities was adjusted by $0.4 million, resulting in a decrease of goodwill of the same amount.

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

(in thousands, except net loss per share)	Nine Months Ended September 30, 2005
Revenues	$33,054
Net loss	(10,677)
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common stock	(3,767)

Net loss available to common stockholders	$(14,444)

Net loss per share - basic and diluted	$(0.80)

Weighted average shares outstanding - basic and diluted	18,007

The pro forma results for 2005 include nonrecurring charges for the write-off of IPR&D of $3.1 million and the step up in the basis of the inventory of $1.1 million directly related to the acquisitions as if they had occurred at the beginning of the period presented.

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

6. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method and therefore, prior period results will not be restated. SFAS No 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of the adoption date is recognized based on the grant-date fair value, which is estimated in accordance with the original provisions of SFAS No. 123. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2006 was $6.00 and $5.20 respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and nine month periods ended September 30, 2006 are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee Stock Options
Risk-free interest rate	4.7%	4.6-5.1%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.5	6.5
Volatility	65%	65%
Forfeiture rate	19%	15 -19%

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

Compensation Costs

Results of operations for the three and nine months ended September 30, 2006 and September 30, 2005 include stock-based compensation costs of $1.2 million, $4.7 million, $0.4 million and $2.6 million, respectively. The compensation cost that has been included in the Company’s condensed consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
Cost of revenues	$186	$34	$554	$34	$34	$—
Research and development	145	7	407	44	7	37
Sales and marketing	234	112	751	1,092	112	980
General and administrative	599	275	2,977	1,418	275	1,143

Total	$1,164	$428	$4,689	$2,588	$428	$2,160

Net stock-based compensation expense, per common share—basic and diluted	$0.03	$0.02	$0.19	$0.14	$0.02	$0.23

Total unrecognized share-based compensation costs related to non-vested stock options granted during the three and nine months ended September 30, 2006 was approximately $1.9 million and $1.9 million, respectively, which related to 0.6 million and 0.6 million shares, respectively. This unrecognized cost is expected to be recognized over a weighted average period of approximately five years. Unrecognized share-based compensation related to non-vested stock and option awards granted prior to January 1, 2006 was approximately $13.9 million at September 30, 2006.

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

The following table illustrates the effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period. For purposes of disclosures required by SFAS No. 123, the estimated fair value of the options is amortized on a straight-line basis over the vesting period. Because additional option grants are expected in the future, the pro forma disclosures below are not representative of the effects of option grants on reported net operating results in future periods. The three and nine months ended September 30, 2005 and the period from March 18, 2005 to September 30, 2005 are not presented below since the pro forma net loss does not materially differ from the reported net loss. Disclosures for the three and nine months ended September 30, 2006 are not presented in the following table because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during those periods.

(in thousands, except net loss per share)	Predecessor January 1, 2005 to March 17, 2005
Net loss attributable to common stockholders as reported	$(1,189)
Add: Stock-based employee compensation expense included in net loss	1,971
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(2,004)

Pro forma net loss attributable to common stockholders	$(1,222)

Basic and diluted net loss per share as reported	$(0.13)

Basic and diluted net loss per share pro forma	$(0.13)

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 0.1 million shares of common stock to non-employees during the period from March 18, 2005 to September 30, 2005, the Company recorded stock-based compensation of $39,353.

7. Stock Options and Restricted Shares

Stock-Based Employee Compensation Plan

Upon the effectiveness of the Company’s initial public offering, the Company adopted the Amended and Restated 2005 Employee, Director and Consultant Stock Plan (“the Stock Plan”) and reserved 6.4 million shares of common stock for issuance pursuant to the plan. The plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the Stock Plan on the first day of each fiscal year during the period beginning on the first day of fiscal year 2007, and ending on the second day of fiscal year 2015. The annual increase in the number of shares shall be equal to the lowest of (i) 1.6 million shares, (ii) 5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and (iii) an amount determined by the Company’s board of directors. At September 30, 2006, 2.1 million shares of the Company’s common stock were reserved for future issuance upon the exercise of outstanding options and future vesting of restricted shares and 4.3 million shares were available for future grants under the Stock Plan.

Summary of Stock Options

A summary of the Company’s stock options outstanding under the Stock Plan as of September 30, 2006, and the activity during the nine months then ended, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005 as adjusted for 3.57 stock split on 5/18/06	116,667	$0.93	9.71
Options granted	555,059	$5.20
Options exercised	—
Options forfeited	(59,040)	$3.57

Options outstanding at September 30, 2006	612,686	$4.48	9.42	$852,542

Options vested and exercisable at September 30, 2006	14,222	$0.001	8.87	$81,342

Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	84,298	8.91	$0.001	14,222	$0.001
$4.76	384,639	9.36	$4.76	—	$—
$5.50	8,574	9.81	$5.50	—	$—
$5.89	56,787	9.97	$5.89	—	$—
$6.10	51,731	9.88	$6.10	—	$—
$8.07	26,657	9.72	$8.07	—	$—

Total	612,686	9.42	4.48	14,222	$0.001

Disclosure Pertaining to All Share-Based Compensation Plans

Of the options outstanding at September 30, 2006, 0.4 million of the shares are expected to vest, and have a weighted average exercise price of $4.38 and an intrinsic value of $0.6 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at September 30, 2006 (“in-the-money-options”). The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $6.00 and $5.20 per share, respectively. There were 82,529 and 82,529 options granted during the three and nine months ended September 30, 2005, respectively. There were no options exercised during the three and nine months ended September 30, 2006.

As of September 30, 2006, $15.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Stock Plan is expected to be recognized over a weighted-average period of five years.

8. Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

9. Inventories

Inventories, net consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross	Excess & Obsolete	Net	Gross	Excess & Obsolete	Net
Raw materials	$1,969	$(424)	$1,545	$1,482	$(536)	$946
Work-in process	975	—	975	682	—	682
Finished goods	20,906	(11,056)	9,850	14,380	(7,550)	6,830

Total Inventories, net	$23,850	$(11,480)	$12,370	$16,544	$(8,086)	$8,458

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $1.0 million and $0.9 million for the three months ended September 30, 2006 and September 30, 2005, respectively. The Company recorded charges to cost of revenues of $2.7 million and $1.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

10. Comprehensive Income (Loss)

The Company applies SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, if any, to arrive at comprehensive income (loss).

Comprehensive loss consists of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
Net loss, as reported	$(5,438)	$(3,489)	$(14,492)	$(9,450)	$(8,261)	$(1,189)
Foreign currency translation adjustment	91	19	256	1	5	(4)

Comprehensive loss	$(5,347)	$(3,470)	$(14,236)	$(9,449)	$(8,256)	$(1,193)

11. Segment and Geographical Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

For the three and nine months ended September 30, 2006 and September 30, 2005, the Company had no single surgeon, hospital, or surgical center representing greater than 10% of consolidated revenues.

During the three and nine months ended September 30, 2006 and September 30, 2005, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
United States	$13,997	$10,839	$44,319	$25,981	$20,486	$5,495
Asia	3,361	688	10,490	767	212	555

Total consolidated revenues	$17,358	$11,527	$54,809	$26,748	$20,698	$6,050

Total assets by region were as follows (in thousands):

	September 30, 2006	December 31, 2005
United States	$121,984	$100,782
Asia	9,425	8,357

Total consolidated assets	$131,409	$109,139

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

Successor Transactions

In March 2005, the Company paid an advisory fee of $1.1 million to HealthpointCapital Advisors, LLC, a registered broker dealer that is an affiliate of the Company’s principal stockholder, HealthpointCapital Partners, L.P. (“HealthpointCapital”) related to the financing of the acquisition of the Predecessor during the period ended December 31, 2005. In addition, the Company paid a finders’ fee to HealthpointCapital of $0.5 million in October 2005. The Company incurred costs of $0.2 million, $0.5 million, $0.1 million and $0.3 million to Foster Management Company (an entity owned by the Company’s Executive Chairman and also a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital) for travel expenses, including the use of Foster Management Company’s airplane for the three and the nine months ended September 30, 2006 and September 30, 2005, respectively.

In June 2006, the Company paid HealthpointCapital, LLC an advisory fee of $1.0 million for services provided to the Company in connection with the completion of the Company’s initial public offering pursuant to an oral arrangement with HealthpointCapital, LLC. In September 2006, the Company paid HealthpointCapital, LLC an additional $0.1 million for out-of-pocket expenses related to the Company’s initial public offering.

In connection with the Successor’s repurchase of certain distribution rights in Japan, the Company borrowed $3.1 million from Alphatec Pacific’s Chairman, President and Chief Executive Officer in exchange for a note payable which bears an effective interest rate to scheduled maturity of 18.46% and a 20% ownership interest in Alphatec Pacific. For the period from March 18, 2005 to December 31, 2005 and the nine months ended September 30, 2006, the Company recorded interest expense totaling approximately $0.2 million and $0.3 million, respectively, under this note. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006.

During the nine months ended September 30, 2006, the Company employed the family members of directors and executive officers described below. All of the following family members under the Company’s employ were adults who did not live with the related director or executive officer. Each family member is compensated according to standard Company practices, including participation in the Company’s benefit plans generally made available to employees of similar responsibility level. None of the Company's directors or executive officers believes that they have a direct or indirect material interest in the employment relationships of the listed family members. Options described below were granted under the Stock Plan and have a grant price equal to the fair market value on the date of grant. Such options vest in five equal annual installments over five years. Vesting is contingent upon continued service with the Company, although there is immediate vesting upon a change of control of the Company. Options granted under the Stock Plan have a maximum term of no more than 10 years.

Jonathan Hiscock is the son of Ronald G. Hiscock, a Director of the Company and the Company's President and CEO. Since September 2005 Jonathan Hiscock has served as a sales representative for the Company. Jonathan Hiscock earned $31,863 and $59,422 in salary, commissions and bonus during the three and nine months ended September 30, 2006, respectively, and $3,269 in salary, commissions and bonuses during the three and nine months ended September 30, 2005. On October 7, 2005 Jonathan Hiscock received a stock option grant for 1,160 shares of the Company’s common stock at an exercise price of $0.001 per share.

13. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact to the Statement on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB No. 108 will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

14. Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	September 30, 2006	December 31, 2005
Developed product technology	5	$13,700	$13,700
Distribution rights	3	2,024	2,038
Supply agreement	10	225	225

		15,949	15,963

Less accumulated amortization		(4,847)	(2,319)

Total		$11,102	$13,644

Amortization expense for intangible assets for the three and nine months ended September 30, 2006 was $0.9 million and $2.5 million and for the three and nine months ended September 30, 2005 was $0.7 million and $1.4 million. The Company had no significant amortization expense for the period January 1, 2005 to March 17, 2005 and the period from March 18, 2005 to March 31, 2005.

15. Commitments and Contingencies

Debt

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. Borrowing under the financing arrangement will bear interest at the bank’s prime rate or LIBOR plus 2.25%, with interest payable monthly. Availability under the revolving line of credit is subject to a borrowing base equal to 80% of eligible accounts receivable and 20% to 50% of eligible inventory, subject to certain limitations. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability (as defined in the credit agreement) and restricting certain mergers and acquisitions without prior approval of the bank. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. The financing is collateralized by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by the Company. As of September 30, 2006 there were no outstanding borrowings under this line of credit. As of September 30, 2006, the Company was not in compliance with one of the covenants under this credit facility. In November 2006, Alphatec Spine obtained a waiver for the covenant breach and entered into an amendment to the credit facility, pursuant to which the interest rate of the facility is increased from the bank’s prime rate or LIBOR plus 2.25% to the bank’s prime rate plus 0.50% or LIBOR plus 3.25%. All other terms remain the same.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (“GECC”), for approximately $2.7 million in order to finance certain previously purchased plant and office equipment. The loan terms are three years, bear interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of GECC and are guaranteed by Alphatec Holdings. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loan has cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. The Company is currently in compliance with the covenants under the GECC loan and has obtained an oral waiver of the cross default of the GECC loan provisions relating to defaults under the Company’s Bank of the West line of credit. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

Alphatec Pacific has a $1.9 million credit facility with a Japanese bank, under which $1.7 million and $1.4 million were outstanding at September 30, 2006 and December 31, 2005, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 1.88%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a standby letter of credit issued on behalf of the Company through Bank of the West which expires on October 31, 2007.

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

In October 2004, the Predecessor entered into a ten-year agreement with one of its principal suppliers. This agreement fixed the price of materials with the supplier for the first 18 months and limits the annual price increase to eight percent for the remainder of the term of the agreement and requires three payments totaling $225,000. The Predecessor made a $75,000 payment in November 2004, the Company made a $75,000 payment in September 2005 and a payment of $75,000 in September 2006. The $225,000 was recorded as an intangible asset in the accompanying balance sheet.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases that expire on various dates through 2010. Future minimum annual lease payments under such leases as of September 30, 2006 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2006 - 3 months	$349	$157
2007	1,305	625
2008	792	519
2009	622	340
2010	542	13

	$3,610	1,654

Less: amount representing interest		(159)

Present value of minimum lease payments		1,495
Current portion of capital leases		(537)

Capital leases, less current portion		$958

Rent expense under operating leases for the three months ended September 30, 2006 and September 30, 2005 were $0.4 million and $0.3 million respectively. Rent expense under operating leases for the nine months ended September 30, 2006 and September 30, 2005 were $1.2 million and $0.5 million respectively.

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. As of September 30, 2006 the Company had a reserve for litigation costs of $0.1 million. The accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin the Company from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. The Company responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, the Company seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. On October 26, 2006 the plaintiff's motion for a preliminary injunction was denied. The Company does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The Company does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

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

The fair value of the 40 shares was established on August 11, 2005 in the amount of $0.6 million and was recorded as minority interest and as debt issuance cost for the note payable to Alphatec Pacific’s Chairman, President and Chief Executive Officer. The debt issuance cost was being amortized using the interest method over the life of the related note to interest expense. In June 2006, the Company paid off the note financing its repurchase of the distribution rights in Japan with proceeds from its initial public offering. The remaining balance of debt issuance costs was expensed at that time. Interest expense of $0.0 million and $0.5 million was recorded for amortization of debt issuance cost for the three months and nine months ended September 30, 2006 respectively.

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In accordance with SFAS No. 150, the put right is classified as a liability and is represented by the minority interest in the accompanying consolidated balance sheets. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest expense (inclusive of the debt issuance cost mentioned above) of $0.1 million and $2.0 million respectively, was recorded for the three months and nine months ended September 30, 2006.

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

December 31, 2005 Unit	Preferred shares	Common shares	Gross proceeds
Series A	1,539	678	$15,390
Series A-1	2,903	1,278	29,035
Series B	4,000	3,259	40,000
Rolling common	200	—	4,546
Series C common	131	—	4,359

	8,773	5,215	$93,330

Gross issuance costs			(1,517)
Accretion to redemption value through December 31, 2005			5,682
Beneficial conversion feature of Series C common stock			1,918

Carrying value at December 31, 2005			$99,413

June 7, 2006 Unit	Preferred shares	Common shares	Gross proceeds
Series A	1,539	678	$15,390
Series A-1	2,903	1,278	29,035
Series B	4,000	3,259	40,000
Rolling common	200	—	4,546
Series C common	131	—	4,601

	8,773	5,215	$93,572

Gross issuance costs			(1,351)
Accretion to redemption value through June 7, 2006			8,845
Beneficial conversion feature of Series C common stock			2,030

Carrying value at June 7, 2006			$103,096

As part of the Company’s initial public offering completed in June 2006, all of the Company’s redeemable convertible preferred stock was redeemed for a combination of $35.2 million of cash, 3.3 million shares of new redeemable preferred stock and 3.9 million of new shares of common stock.

Initial Public Offering

In June 2006, the Company completed an initial public offering whereby it sold 9.3 million shares of common stock at $9.00 per share and received net proceeds of $70.2 million (after underwriting discounts and commissions and offering costs). The existing classes of common stock were also converted into a single class of common stock.

The following schedule summarizes the changes in the capital stock and additional paid in capital (in thousands):

	Common Stock
	Series A		Series A-1		Series B		New Common Stock
	Shares	$.0001 Par Value	Shares	$.0001 Par Value	Shares	$.0001 Par Value	Shares	$.0001 Par Value	Additional Paid-in Capital
Balance, March 17, 2005	—	$—	—	$—	—	$—	—	$—	$—
Sales of stock	678	—	1,855	0	3,259	0	—	—	8
Repurchased stock	—	—	(21)	(0)	—	—	—	—	—

Shares outstanding at December 31, 2005	678	—	1,834	0	3,259	0	—	—	8

Sales of stock	—	—	2	0	—	—	—	—	—
Repurchased stock	—	—	(64)	(0)	—	—	(23)	—	—
Stock split	1,742	—	4,555	0	8,375	1	—	—	—
Dividend paid in stock	658	—	1,267	0	1,711	0	—	—	—
Redemption and conversion of old common stock to new common stock	(3,078)	—	(7,594)	(1)	(13,345)	(1)	24,016	2	37,216
Conversion of rolling common preferred to new common stock	—	—	—	—	—	—	1,483	—	—
Initial public offering, net	—	—	—	—	—	—	9,300	1	70,236
Accretion amortization	—	—	—	—		—	—	—	1,507
New redeemable preferred stock adjusted to fair value	—	—	—	—	—	—	—	—	6,297
Stock -based compensation	—	—	—	—	—	—	—	—	1,165
Other adjustments	—	—	—	—	—	—	—	—	24

Shares Outstanding at September 30, 2006	—	$—	—	$—	—	$—	34,776	$3	$116,453

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.0001 per share. On the sale of the Company’s initial public offering, 34.8 million shares of common stock were outstanding. The holders of common stock are entitled to one vote for each share held on all matters except with respect to amendments to the Restated Certificate of Incorporation that relate solely to the terms of the redeemable preferred stock. Dividends may be declared and paid from funds lawfully available and subject to the rights and preferences of any shares of redeemable preferred stock. The Company does not plan on declaring any dividends in the foreseeable future.

The number of common stock issued and outstanding on the balance is net of 22,614 shares repurchased and held in treasury.

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

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redeemable preferred stock is required to be shown in the Company’s financial statements separate from stockholders’ equity and any adjustments to its carrying value will be reported as a dividend.

17. Stock Purchase Agreements

On September 27, 2006 the Company entered into two Stock Purchase Agreements, one with Olivier Carli (the “Carli Agreement”) and one with our principal stockholder, HealthpointCapital (the “Luxco Agreement”) in an attempt to obtain a controlling interest in Scient’x, S.A., a French medical device manufacturer (“Scient’x”). If the Company consummated the transactions contemplated by both the Carli Agreement and the Luxco Agreement, it would acquire, indirectly, 74.1% of the outstanding capital stock of Scient’x. The Company, while continuing to pursue consummation of the transactions contemplated by the Carli and Luxco Agreements, is currently in discussion with Mr. Carli and HealthpointCapital as to alternative deal structures.

Pursuant to the Carli Agreement, the Company will purchase from Olivier Carli and Christian Carli an aggregate of 2.15 million shares, representing 61.3% of the outstanding capital stock of Ideal Medical Products, a French company (“Ideal Medical”). Ideal Medical owns 66.9% of the outstanding capital stock of Scient’x. The Company will purchase the shares of Ideal Medical for aggregate consideration of approximately $70.2 million, with 15% of the consideration paid in cash and 85% of the consideration paid in the Company’s common stock (the “Common Stock”). Mr. Carli will also receive certain registration rights related to the resale of the Common Stock he receives.

Pursuant to the Luxco Agreement, the Company will purchase from HealthpointCapital 100% of the share capital of HealthPoint (Luxembourg) I Sarl, L.P. (“Healthpoint Luxembourg”). Healthpoint Luxembourg owns 33.1% of the outstanding capital stock of Scient’x. The Company will purchase the share capital of HealthPoint Luxembourg for aggregate consideration of approximately $56.5 million in Common Stock.

The number of shares of Common Stock that will be issued in connection with this transaction will be based on the weighted-average trading price of the Common Stock during the time period from September 27, 2006 through the date that is twenty days prior to the Company’s shareholders meeting to vote on the transaction, subject to a maximum price of $9.50 and a minimum price of $5.00.

The closing of the transactions are subject to certain closing conditions, including approval by the Company’s shareholders, the Company obtaining the financing required to fund the transaction and the approval of all applicable anti-trust agencies.

After the closing of the transactions above, the Company will initiate a tender offer to purchase all shares of Ideal Medical that are not held already by the Company. The terms of the tender offer will be substantially equivalent to the terms upon which the Ideal Medical shares were purchased from Olivier Carli and Christian Carli, however, the tender offer will contain an option for these shareholders to receive consideration entirely in cash.

18. Subsequent Events

Consulting Agreement

On October 13, 2006 the Company entered into a Consulting Agreement with one of its directors, Dr. Stephen H. Hochschuler (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the Company agreed to appoint Dr. Hochschuler to its Board of Directors until the next annual meeting of the Company’s stockholders or his successor is duly appointed and qualified. Dr. Hochschuler’s appointment was effective October 25, 2006. Pursuant to the Consulting Agreement Dr. Hochschuler is required to provide advisory services to the Company related to the spinal implant industry and the Company’s research and development strategies. The agreement has a three-year term. In return for such advisory services, the Company is obligated to pay Dr. Hochschuler cash and equity compensation.

Severance Obligations

In October 2006, Stephen T.D. Dixon, our former Chief Financial Officer, Vice President and Treasurer, resigned. In accordance with the terms of his separation agreement entered into in October 2006, the Company is obligated to pay Mr. Dixon’s base salary for 56 weeks and a bonus of $20,000. In addition, the Company is obligated to provide Mr. Dixon with continued participation in the medical insurance coverage plans of the Company during this time period.

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

We acquired all of the outstanding capital stock of Alphatec Spine on March 18, 2005 for aggregate consideration of approximately $76.5 million (including assumed debt and direct costs). Prior to the acquisition of Alphatec Spine, we had no assets other than cash raised to finance the acquisition. We raised $87.3 million from HealthpointCapital and other investors in our initial financings to fund the acquisition and ongoing operations and made cash payments totaling $70.0 million to the former stockholders of Alphatec Spine, assumed debt of $5.5 million and incurred direct costs of $1.0 million in connection with the acquisition. In connection with the acquisition, we repaid $2.7 million of the debt we had assumed. We have not achieved profitability since we acquired Alphatec Spine and anticipate that we will continue to incur net losses for the foreseeable future. When we acquired Alphatec Spine, the shareholders of Alphatec Spine agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have. We have made a claim for indemnification for $4.5 million primarily in connection with obsolete inventory, certain tax liabilities and uncollectible accounts receivable.

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

In June 2006, the Company completed an initial public offering whereby it sold 9.3 million shares of common stock at $9.00 per share and received net proceeds of $70.2 million (after underwriting discounts and commissions and offering costs). Following our initial public offering, we made payments to our investors of approximately $35.2 million as partial satisfaction of redemption and dividend obligations. We used $11.0 million of net proceeds to reduce debt.

On September 27, 2006 the Company entered into two Stock Purchase Agreements, one with Olivier Carli (the “Carli Agreement”) and one with our principal stockholder, HealthpointCapital (the “Luxco Agreement”) in an attempt to obtain a controlling interest in Scient’x, S.A., a French medical device manufacturer (“Scient’x”). The Company, while continuing to pursue consummation of the transactions contemplated by the Carli and Luxco Agreements, is currently in discussion with Mr. Carli and HealthpointCapital as to alternative deal structures.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who want to use our products for a surgical procedure. The ten largest surgeon users of our products accounted for approximately 22.6% and 24.1% of our revenues in the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

As of September 30, 2006, our products were sold in the U.S. through a network of approximately 58 independent distributors, which we believe employ approximately 150 sales agents. We also employ 64 direct sales representatives and sales executives, 49 of whom sell our products in the U.S. and 15 of whom sell our products in Japan.

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

Strategy

Our strategy is to create a values-driven, leading spinal device company by establishing a strong operating platform built around superior physician service, which seeks to introduce a stream of innovative spine surgery products developed in concert with physicians.

We believe that we have developed a strong corporate platform for growth. The principal elements of the corporate platform include the following:

•	We have assembled a team of senior executives that collectively has over 225 years of health care experience.

•	We believe that our management team can accommodate substantial growth and manage a much larger organization.

•	We have broadened our product portfolio and now provide a full complement of high quality spine fusion products.

•	We have created efficient, modernized manufacturing facilities, which can accommodate substantial additional capacity. We also believe that our manufacturing facilities allow us to be favorably positioned to prototype new products and to respond to physician demands.

•	We seek to build broad support and trust from our physician base by providing consistent, quality levels of service.

•	We have expanded our sales distribution network with experienced sales people, using a combination of in-house sales representatives and third-party distributors.

•	We strive to establish the industry standard in clinical and legal compliance programs, as well as corporate governance.

Our second strategic objective is to develop a stream of technological innovation through:

•	Our work with numerous physicians to both develop new products and improve upon our current spinal implants and instruments;

•	Internal development, licensing, and selective acquisition of new product lines; and

•	Our active acquisition of new technologies within and outside of spine fusion.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below for the three and nine months ended September 30, 2005 include the results of the Cortek business since its acquisition on September 9, 2005. Alphatec Predecessor refers to Alphatec Spine prior to its acquisition by Alphatec Holdings on March 18, 2005. Alphatec Combined refers to the combined results of Alphatec Predecessor and Alphatec Holdings. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor(1) March 18, 2005 to September 30, 2005	Predecessor(1) January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.1	43.2	35.7	40.3	44.0	27.8

Gross profit	61.9	56.8	64.3	59.7	56.0	72.2
Operating expenses:
Research and development	5.9	1.5	4.7	2.4	2.1	3.6
In-process research and development	—	—	—	11.6	15.0	—
Sales and marketing	49.5	44.1	42.2	44.2	57.1	—
General and administrative	38.9	49.8	40.2	41.5	28.3	86.4

Total operating expenses	94.3	95.4	87.1	99.7	102.5	90.0

Operating loss	(32.4)	(38.6)	(22.8)	(40.0)	(46.5)	(17.8)

Interest and other income (expense), net	1.0	(6.0)	(3.7)	(3.3)	(3.7)	(1.8)

Loss before tax	(31.4)	(44.6)	(26.5)	(43.3)	(50.2)	(19.6)
Income tax (benefit) provision	—	(14.4)	(0.1)	(7.9)	(10.2)	—

Net loss	(31.4)%	(30.2)%	(26.4)%	(35.4)%	(40.0)%	(19.6)%

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(0.2)	(15.8)	(6.3)	(14.1)	(18.2)	—

Net loss available to common stockholders	(31.6)%	(46.0)%	(32.7)%	(49.5)%	(58.2)%	(19.6)%

Note:

(1)	See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a description of the Sucessor and Predecessor.

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

Interest and other income (expense), net. We have a stock purchase agreement in place that could require us to repurchase shares of Alphatec Pacific stock based on the fair market value of those shares. We granted the put right to the Chairman, President and Chief Executive Officer of Alphatec Pacific in connection with a loan he made to Alphatec Pacific to finance the repurchase of Alphatec Pacific’s distribution rights in Japan. Interest and other income (expense), net primarily consists of interest expense, including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs, as discussed in Note 15 to our financial statements.

Income tax provision (benefit). Income taxes for 2006 are primarily attributable to net losses offset by a change in the valuation allowance. The income tax benefits for 2005 are primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and the expenses related to the Alphatec Pacific stock purchase agreement described in “Interest and other income (expense), net” above.

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

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues. Revenues increased $5.8 million, or 51%, to $17.4 million for the three months ended September 30, 2006 from $11.5 million for the same period in 2005. Approximately $3.2 million of the increase in revenues was due to the expansion of our sales and distribution network in the U.S., which led to increased sales of our Zodiac and Novel products, and increased sales related to our September 2005 acquisition of Cortek. The remaining $2.6 million of this increase was related to increased sales in Japan due to the expansion of our sales force following the August 2005 reacquisition of our Japanese distribution rights, as well as the November 2005 acquisition of Ishibe Medical.

Sequentially, revenue decreased $2 million or 10% in the third quarter of 2006 over the second quarter of 2006, primarily as a result of a sales force enhancement program that occurred in the third quarter and slower than anticipated ramp up among newer distributors and recently hired direct sales professionals. In certain key areas, we decided to expand the number of sales professionals in order to increase our presence.

Cost of revenues. Cost of revenues increased to $6.6 million for the three months ended September 30, 2006 from $5.0 million for the same period in 2005. The increase in cost of revenues was primarily due to the increase in revenues noted above. Product costs as a percentage of revenue decreased for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to economies of scale related to the higher sales and production volume. Royalties decreased as a percentage of revenue for the quarter ended September 30, 2006 compared to the same period in 2005 due to a reduction in estimated amounts accrued. Amortization of purchased intangibles was $0.7 million for the three months ended September, 2006 and was the same amount compared to the same period in 2005. These costs relate to the March 2005 acquisition of Alphatec Spine by HealthpointCapital and are amortized on a straight-line basis and, as a result, as revenue increases, their percentage to revenue will continue to decrease.

Gross profit. Gross profit of 61.9% of revenues for the three months ended September 30, 2006 increased 5.1 percentage points from 56.8% for the same period in 2005 primarily due to the higher revenues and lower cost of revenues.

Research and development. Research and development expenses increased $0.8 million to $1.0 million for the three months ended September 30, 2006 from $0.2 million for the same period in 2005. The increase was primarily due to increased staffing for new product initiatives and the expansion of our custom engineering and production capabilities. As a percentage of revenue, research and development expenses increased 4.4 percentage points to 5.9% for the three months ended September 30, 2006 as compared to 1.5% for the same period in 2005.

Sales and marketing. Sales and marketing expenses increased $3.5 million to $8.6 million for the three months ended September 30, 2006, from $5.1 million for the same period in 2005. This increase resulted primarily from $1.0 million of increased sales commissions due to higher sales volume, $1.7 million of costs related to new hires and related personnel costs and $0.8 million related to tradeshows, travel and other costs. As a percentage of revenue, sales and marketing expenses increased to 49.5% in the three months ended September 30, 2006, from 44.1% for the same period in 2005.

General and administrative. General and administrative expenses increased $1.1 million to $6.8 million for the three months ended September 30, 2006, from $5.7 million for the same period in 2005. This increase resulted primarily from an increase of $1.0 million in Japan relating to purchasing our distribution rights in Japan and the Ishibe acquisition, $0.8 million of stock-based compensation, costs related to public company operations and other investments in infrastructure, offset by ($0.8) million of decreases in other areas. As a percentage of revenue, general and administrative expenses decreased to 38.9% in the three months ended September 30, 2006, from 49.8% for the same period in 2005.

Interest and other income (expense), net. We recorded interest and other income (expense), net of $0.2 million for the three months ended September 30, 2006, primarily due to interest income on investment of funds raised from the initial public offering. The ($0.7) million for the same period in 2005 was interest expense from outstanding debt.

Income tax provision (benefit). We recorded no income tax expense or benefit for the three months ended September 30, 2006, compared to an income tax benefit of ($1.7) million for the three months ended September 30, 2005. The income tax benefit for the three months ended September 30, 2005 was primarily attributable to net losses offset by certain non-deductible expenses including certain stock-based compensation

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues. Revenues increased $28.1 million, or 105%, to $54.8 million for the nine months ended September 30, 2006 from $26.7 million for the same period in 2005. Approximately $18.8 million of the increase in revenues was due to the expansion of our sales and distribution network in the U.S., which led to increased sales of our Zodiac and Novel products, and increased sales related to our September 2005 acquisition of Cortek. The remaining $9.3 million of this increase was related to increased sales in Japan due to the expansion of our sales force following the August 2005 reacquisition of our Japanese distribution rights, as well as the November 2005 acquisition of Ishibe Medical.

Cost of revenues. Cost of revenues increased to $19.6 million for the nine months ended September 30, 2006 from $10.8 million for the same period in 2005 primarily due to the significant increase in revenue. As a percentage of revenue, cost of revenues decreased 4.6 percentage points to 35.7% for the nine months ended September 30, 2006 from 40.3% for the same period in 2005. Royalties increased $0.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. Amortization of purchased intangibles was $2.1 million for the nine months ended September 30, 2006 compared to $1.4 million for the same period in 2005 since it commenced during the second quarter of 2005.

Gross profit. Gross profit of 64.3% of revenues for the nine months ended September 30, 2006 increased 4.6 percentage points from 59.7% for the same period in 2005 primarily due to the higher revenues and lower cost of revenues mentioned above.

Research and development. Research and development expenses increased $2.0 million to $2.6 million for the nine months ended September 30, 2006 from $0.6 million for the same period in 2005. The increase was primarily due to headcount increases in order to support our new product development programs and custom engineering projects, and to increase our regulatory and technical expertise. As a percentage of revenue, research and development expenses increased 2.3 percentage points to 4.7% for the nine months ended September 30, 2006 as compared to 2.4% for the same period in 2005.

In-process research and development. In-process research and development expenses were $0 for the nine months ended September 30, 2006 and $3.1 million for the comparable period in 2005. In-process research and development consists of acquired research and development assets that were not currently technologically feasible on the date we acquired Alphatec Spine, and had no alternative future use at that date.

Sales and marketing. Sales and marketing expenses increased $11.3 million to $23.1 million for the nine months ended September 30, 2006, from $11.8 million for the same period in 2005. This increase was primarily due to $5.6 million of increased sales commissions due to higher sales volume, $3.6 million of costs related to the hiring of additional personnel, $1.2 million of travel and trade show expenses and $0.9 million increase in all other costs. As a percentage of revenue, sales and marketing expenses decreased to 42.2% in the nine months ended September 30, 2006, from 44.2% for the same period in 2005.

General and administrative. General and administrative expenses increased $11.0 million to $22.1 million for the nine months ended September 30, 2006, from $11.1 million for the same period in 2005. This increase was primarily due to $3.4 million of increased expenses in Japan related to purchasing our distribution rights and the Ishibe acquisition, $1.6 million of stock-based compensation and bonus costs related to our initial public offering, $1.4 million of higher stock-based compensation, $1.3 million of legal fees and settlement costs, $1.2 million of costs associated with the hiring of additional personnel and severance and the remainder due to increased costs to operate a public company and other investments in infrastructure. As a percentage of revenue, general and administrative expenses decreased to 40.2% in the nine months ended September 30, 2006, from 41.5% for the same period in 2005.

Interest and other income (expense), net. We recorded interest and other income (expense), net of ($2.0) million for the nine months ended September 30, 2006. ($1.9) million of interest expense was to accrete the value of the put right to its fair value and to write-off the remaining balance of debt issuance cost, ($0.6) million was for interest expense, offset by $0.5 million of interest income from cash investments. The ($0.9) million for the same period in 2005 was primarily interest expense.

Income tax provision (benefit). We recorded an income tax benefit of ($0.1) million for the nine months ended September 30, 2006, compared to an income tax benefit of ($2.1) million for the nine months ended September 30, 2005. The income tax benefit for the nine months ended September 30, 2006 was primarily attributable to net losses offset by a change in the valuation allowance. The income tax benefit for the nine months ended September 30, 2005 was primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development and certain stock-based compensation.

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

Initial public offering (IPO)

We raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

•	$8.0 million to reduce current amounts outstanding under our $10.0 million revolving credit facility with Bank of the West, of which $8.5 million is available for borrowing at September 30, 2006; and

•	$3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

We used approximately $4.4 million of the net proceeds of this offering for working capital.

The remaining $19.6 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies.

On September 27, 2006 the Company entered into two Stock Purchase Agreements, one with Olivier Carli (the “Carli Agreement”) and one with HealthpointCapital (the “Luxco Agreement”) in an attempt to obtain a controlling interest in Scient’x, S.A., a French medical device manufacturer (“Scient’x”). If the Company consummated the transactions contemplated by both the Carli Agreement and the Luxco Agreement, it would acquire, through direct and indirect holdings, 74.1% of the outstanding capital stock of Scient’x. The Company, while continuing to pursue consummation of the transactions contemplated by the Carli and Luxco Agreements, is currently in discussion with Mr. Carli and HealthpointCapital as to alternative deal structures.

Pursuant to the Carli Agreement, the Company will purchase from Olivier Carli and Christian Carli an aggregate of 2.15 million shares, representing 61.3% of the outstanding capital stock, of Ideal Medical Products, a French company (“Ideal Medical”). Ideal Medical owns 66.9% of the outstanding capital stock of Scient’x. The Company will purchase the shares of Ideal Medical for aggregate consideration of approximately $70.2 million, with 15% of the consideration paid in cash and 85% of the consideration paid in the Company’s common stock (the “Common Stock”). Mr. Carli will also receive certain registration rights related to the resale of the Common Stock he receives.

Pursuant to the Luxco Agreement, the Company will purchase from HealthpointCapital 100% of the share capital of HealthPoint (Luxembourg) I Sarl, L.P. (“Healthpoint Luxembourg”). Healthpoint Luxembourg owns 33.1% of the outstanding capital stock of Scient’x. The Company will purchase the share capital of HealthPoint Luxembourg for aggregate consideration of approximately $56.5 million in Common Stock.

The number of shares of Common Stock that will be issued in connection with this transaction will be based on the weighted-average trading price of the Common Stock during the time period from September 27, 2006 through the date that is twenty days prior to the Company’s shareholders meeting to vote on the transaction, subject to a maximum price of $9.50 and a minimum price of $5.00.

The closing of the transactions are subject to certain closing conditions, including approval by the Company’s shareholders, the Company obtaining the financing required to fund the transaction and the approval of all applicable anti-trust agencies.

After the closing of the transactions above, the Company will initiate a tender offer to purchase all shares of Ideal Medical that are not held already by the Company. The terms of the tender offer will be substantially equivalent to the terms upon which the Ideal Medical shares were purchased from Olivier Carli and Christian Carli, however, the tender offer will contain an option for these shareholders to receive consideration entirely in cash.

Operating activities

We used net cash of $6.4 million in operating activities for the nine months ended September 30, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $14.5 million, an increase in working capital and other assets of $3.5 million, primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $11.6 million of non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to amortization of debt discount and revaluation of the put right.

We used net cash of $4.0 million in operating activities for the nine months ended September 30, 2005. During this period, net cash used in operating activities primarily consisted of a net loss of $9.5 million, an increase in working capital and other assets of $0.9 million primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $3.1 million related to the non-cash write-off of purchased in-process research and development and $3.3 million of non-cash costs including amortization, depreciation, stock-based compensation and deferred income taxes.

Investing activities

We used net cash of $7.1 million in investing activities for the nine months ended September 30, 2006 primarily for the purchase of instruments, property and equipment.

We used net cash of $78.6 million in investing activities for the nine months ended September 30, 2005, primarily related to the acquisitions of Alphatec Spine and Cortek.

Financing activities

We generated net cash of $32.3 million from financing activities for the nine months ended September 30, 2006. $35.1 million was the net proceeds from our initial public offering. Cash used in financing activities was for retiring notes payables of $3.2 million, paying off our line of credit in the U.S. of $2.2 million and $0.4 million of other items, offset by new borrowings of $3.0 million.

We generated net cash of $85.6 million from financing activities for the nine months ended September 30, 2005 primarily due to monies received to fund our acquisition of Alphatec Spine.

Debt and credit facilities and repurchase obligations

On January 24, 2006, Alphatec Spine entered into a revolving credit facility with Bank of the West for borrowings of up to $10.0 million, subject to borrowing base requirements. The facility is for a term of two years, bears interest at the bank’s prime rate or LIBOR plus 2.25%, allows for certain foreign currency advances, is secured by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by us. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from Bank of the West. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the credit facility when due, the bank could accelerate the entire amount borrowed and cancel the line of credit. As of September 30, 2006, there were no outstanding borrowings on this credit facility. As of September 30, 2006, the Company was not in compliance with one of the covenants under this credit facility. In November 2006, Alphatec Spine obtained a waiver for the covenant breach and entered into an amendment to the credit facility, pursuant to which the interest rate of the facility is increased from the bank’s prime rate or LIBOR plus 2.25% to the bank’s prime rate plus 0.50% or LIBOR plus 3.25%. All other terms remains the same.

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

We have entered into various capital lease arrangements through September 30, 2006. The leases bear interest at rates ranging from 5.52% to 14.66%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from October 2006 to March 2010.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (“GECC”) for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years, bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of the lender and are guaranteed by us. Under the terms of this loan, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West, which is also guaranteed by us) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loan has cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. We are currently in compliance with the covenants under the GECC loan and has obtained an oral waiver of the cross default of the GECC loan provisions relating to defaults under the Company’s Bank of the West line of credit. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

Alphatec Pacific has a $1.9 million credit facility with a Japanese bank, under which $1.7 million and $1.4 million were outstanding at September 30, 2006 and December 31, 2005, respectively. Under the terms of the line of credit, borrowings are due six months from the date of borrowing and bear interest at 1.88%. Under the terms of the credit facility, Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a standby letter of credit issued through Bank of the West which expires on October 31, 2007.

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

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2006	2007	2008	2009	2010	Beyond
		(3 months)
Contractual Obligations
Lines of credit - Aozora Bank-API	$1,696	$1,696	$—	$—	$—	$—	$—
Notes payable to Cannwill Inc - Insurance	404	196	208	—	—	—	—
Notes payable to GE Capital	2,532	198	851	952	531
Notes payable to Japanese banks	785	427	182	103	48	25	—
Capital lease obligations	1,654	157	625	519	340	13	—
Operating lease obligations	3,610	349	1,305	792	622	542	—
Supply agreements	10,285	3,460	1,775	2,325	2,725	—	—

Total	$20,966	$6,483	$4,946	$4,691	$4,266	$580	$—

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

We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of revenues.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.5 years for the expected term, 65% for the expected volatility, 4.7% and 5.1% for the risk free rates, 19% and 15% for the forfeiture rates and 0% for dividend yield for the three and nine month periods ended September 30, 2006, respectively. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

The following table breaks out stock-based compensation by line item included in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Successor March 18, 2005 to September 30, 2005	Predecessor January 1, 2005 to March 17, 2005
	2006	2005	2006	Combined 2005
Cost of revenues	$186	$34	$554	$34	$34	$—
Research and development	145	7	407	44	7	37
Sales and marketing	234	112	751	1,092	112	980
General and administrative	599	275	2,977	1,418	275	1,143

Total	$1,164	$428	$4,689	$2,588	$428	$2,160

Net stock-based compensation expense, per common share - basic and diluted	$0.03	$0.02	$0.19	$0.14	$0.02	$0.23

Total unrecognized share-based compensation costs related to nonvested stock and option awards at September 30, 2006 is $15.8 million, of which $1.9 million arose from the adoption of SFAS No. 123(R). The remaining $13.9 million relates to stock and option awards granted prior to the adoption of SFAS No. 123(R). The unrecognized cost is expected to be recognized over a weighted average period of approximately five years.

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

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our needs for additional financing;

•	our ability to maintain an adequate sales network for our products, including independent distributors;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our business strategy and our underlying assumptions about market data, demographic trends and trends in the treatment of spine disorder;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our ability to scale up our manufacturing capabilities and facilities;

•	our projected capital expenditures;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	our ability to provide consistent, quality levels of service; and

•	our ability to raise the necessary cash in order to consummate the Scient’x transaction.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Alphatec Spine had a credit facility from Bank of the West, under which Alphatec Spine had an outstanding balance of $2.5 million as of December 31, 2005. On January 24, 2006, Alphatec Spine entered into a new credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full its prior credit facility. As of September 30, 2006 Alphatec Spine had no borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate plus 0.50% or LIBOR plus 3.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before income taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the three and nine months ended September 30, 2006, our revenues denominated in foreign currencies were $3.4 and $10.5 million respectively. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the three and nine months ended September 30, 2006.

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

During 2006, we have under taken a number of actions to correct the deficiency and enhance our internal controls and the accuracy of our financial reporting, including the review and documentation of our processes and key controls, and the engagement of experienced financial personnel.

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

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. As of September 30, 2006 the Company had a reserve for litigation costs of $0.1 million. The accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin the Company from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. The Company responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, the Company seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. On October 26, 2006 the plaintiff's motion for a preliminary injunction was denied. The Company does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The Company does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

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

Since March 2005, we have experienced rapid growth in, and we continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which we have distributors for our products. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a material adverse effect on our business, financial condition and results of operations. For example, in the third quarter of 2006, our revenues were adversely impacted by a sales force enhancement program and a slower than expected revenue ramp among newer distributors and recently hired direct sales professionals. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. Any failure by us to implement our new management information systems or the failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

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

Net sales of our Zodiac polyaxial pedicle screws represented approximately 39.9% and 35.7% of our net sales for 2005 and nine months ended September 30, 2006. A decline in sales of these screws, due to market demand, the introduction by a third party of a competitive product or otherwise, would have a material adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screws is licensed to us. The loss of such license would prevent us from manufacturing, marketing and selling our Zodiac polyaxial pedicle screws and other products that may incorporate such technology, which would have a material adverse effect on our business, financial condition and results of operations.

To be commercially successful, we must convince the spine surgeon community that our products are an attractive alternative to our competitors’ products. If the spine surgeon community does not use our products, our sales will decline or we will be unable to increase our sales and profits.

In order for us to sell our products, surgeons must be convinced that they are superior to competing products for use in spine fusion procedures. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase our sales and will be unable to achieve and sustain growth or profitability. From January 1, 2006 through September 30, 2006, approximately 439 surgeons used our products in surgical procedures. These numbers now include surgeons which only use our Biologics products.

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

In the United States, we currently sell our products primarily through a network of approximately 58 independent distributors, who we believe employ approximately 150 sales agents. As a result, we are dependent upon the sales and marketing efforts of our independent distributors. We also employ 64 direct sales representatives and executives, 49 of whom sell our products in the U.S. and 15 of whom sell our products in Japan. We pay our independent distributors a commission based on their product placements and sales. To date, none of our independent distributors has been required to sell our products exclusively and all may freely sell the products of our competitors. Many of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, polyetheretherketone, or PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is currently the only company approved to distribute PEEK in the U.S. for use in implantable devices. 11.3% and 14.5% of our revenues were derived from products manufactured using PEEK during 2005 and the nine months ended September 30, 2006.

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

Compliance with these regulations are, and will continue to be, time consuming, burdensome and expensive. Failure to comply with these regulations could jeopardize our ability to manufacture and sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, seizures of products, total or partial suspension of production, refusal of the FDA or other regulatory agencies to grant future clearances or approvals, or withdrawals or suspensions of current clearances or approvals all of which could result in higher than anticipated costs or lower than anticipated revenue and have a material adverse effect on our business, financial condition and results of operations. In the most egregious cases, we could face criminal sanctions, closure of our manufacturing facilities and prohibitions on sales of our products.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved pre-market approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from pre-marketing review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

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

Our continued success depends in part upon the continued availability and contributions of our senior management, engineering and sales and marketing teams and the continued participation of our key surgeon advisors. Our Executive Chairman, who is also the Chairman of our Board of Directors, John H. Foster, has obligations outside Alphatec Holdings, including in his capacity as a managing member of HGP, LLC, the general partner of HealthpointCapital, a private equity fund dedicated to growth capital investments in the orthopedic device sector, and as Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, a merchant bank focusing exclusively on the orthopedic sector that provides independent research, private equity management and corporate finance advisory services. We have entered into employment agreements with all members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial conditions and results of operations.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities, will be sufficient to fund our projected operating requirements through 2007. As of September 30 and December 31, 2005, we failed to satisfy certain covenants set forth in our prior credit agreement with Bank of the West. We obtained a waiver for each such non-compliance and in January 2006 entered into a new credit agreement with Bank of the West and paid off our prior credit agreement. As of September 30, 2006, the Company was not in compliance with several of the covenants under this credit facility. In November 2006, Alphatec Spine obtained waivers of these covenant breaches which occurred prior to November 1, 2006.

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

As a result of these factors, we may need to raise additional funds and such funds may not be available on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

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

During 2006, we have under taken a number of actions to correct the deficiency and enhance our internal controls and the accuracy of our financial reporting, including the review and documentation of our processes and key controls, and the engagement of experienced financial personnel.

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

In addition, we hold licenses with third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products, including our Zodiac polyaxial pedicle screws, which represented approximately 39.9% and 35.7% of our net sales for 2005 and nine months ended September 30, 2006. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which would have a material adverse effect on our business, financial condition and results of operations.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components of those products, the methods of using those products, or the methods we employ in processing those products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be inadvertently infringing, of which we are unaware. As the number of participants in the market for spine disorder devices and treatments increases, the possibility of patent infringement claims against us increases.

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

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin the Company from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. The Company responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, the Company seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. On October 26, 2006 the plaintiff's motion for a preliminary injunction was denied. The Company does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the claimant surgeons) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. The Company first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The Company does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint, however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

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

Based on shares outstanding at September 30, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 42.3% of our outstanding common stock. As a result, these persons, acting together, will have the ability to determine the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Four members of our board of directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of September 30, 2006, HealthpointCapital owns approximately 38.3% of our outstanding common stock. HealthpointCapital is a private equity fund focused on the worldwide orthopedic device industry. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. For example, HealthpointCapital owns a 33% interest in Scient’x S.A. John H. Foster, our Executive Chairman and the Chairman of our board of directors, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in, HealthpointCapital, and the Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. He is also a director of Scient’x S.A. Mortimer Berkowitz III, a member of our board of directors, is a managing member of HGP, LLC, the President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC and a director of Scient’x S.A. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital, HealthpointCapital, LLC, HGP, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders.

Our Executive Chairman, John H. Foster, has a 3.2% beneficial capital interest in HealthpointCapital, a 36.6% direct interest in HGP, LLC and a 44.2% direct and beneficial interest in HealthpointCapital, LLC. Our director Mortimer Berkowitz III has a less than 1% direct capital interest in HealthpointCapital, a 24.4% direct interest in HGP, LLC and a 30.5% direct and beneficial interest in HealthpointCapital, LLC. Our director R. Ian Molson has a less than 1% direct capital interest in HealthpointCapital and a 2.2% direct interest in HealthpointCapital, LLC. Our director Stephen E. O’Neil has a 1.5% direct interest in HealthpointCapital, LLC.

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

We expect to use cash to expand our sales and marketing activities; to fund the clearance or approval and subsequent commercialization of our near-term product candidates; to support our research and development efforts; to repay and retire debt; and for general corporate purposes, including to acquire businesses, products or intellectual property that are complementary to our business, or to obtain the right to use such products and intellectual property. Stockholders may not agree with such uses and monies may be placed in investments that do not produce income or that lose value.

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

We also intend to register some or all common stock that we may issue under the Stock Plan totaling approximately 6.4 million shares. In addition, all of such shares, as well as an additional 0.2 million shares issued to members of our Scientific Advisory Board and certain of our directors, may be sold pursuant to Rule 701 under the Securities Act of 1933, as amended, or the Securities Act. These shares can be freely sold in the public market upon issuance, subject to any lock-up agreements and, in the case of sales pursuant to Rule 701, subject to limitations imposed by the Federal securities laws. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our personnel, information technology systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting and, as part of each of our annual and quarterly reports, that our chief financial officer makes certain certifications regarding our disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations affecting public companies.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules implemented by the SEC and by the NASDAQ Global Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs significantly and to make some activities more time-consuming and costly. For example, in anticipation of becoming a public company, we created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so without incurring material costs. The new rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. We, therefore, may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these new rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act, as a part of each of these reports, our chief executive officer and chief financial officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. In addition, under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in our Form 10-K and the independent registered public accounting firm auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This requirement will first apply to our Form 10-K for our fiscal year ending December 31, 2007.

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

(b) The Registration Statement on Form S-1 (No. 333-131609) (the “Registration Statement”) relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on June 2, 2006.

Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million to pay an advisory fee, and approximately $0.1 million to pay out-of-pocket costs which were incurred by HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

•	$8.0 million to reduce current amounts outstanding under our $10.0 million revolving credit facility with Bank of the West, of which $8.5 million was available for borrowing as of September 30, 2006; and

•	$3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

We used approximately $4.4 million of the net proceeds of this offering for working capital.

The remaining $19.6 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no present understandings, commitments or agreements to acquire any businesses products or technologies.

(c) The table set forth below shows all repurchases of securities by the Company during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under Plans or Programs
July 1, 2006 to July 31, 2006	9,047	$0.00003	—	—
August 1, 2006 to August 31, 2006	6,315	$0.00003	—	—
September 1, 2006 to September 30, 2006	—	$—	—	—

(1)	Under the terms of the Stock Plan, the Company may award shares of restricted stock to its employees, directors and consultants. These shares of restricted stock typically are subject to a lapsing right of repurchase on the part of the Company. The Company may exercise this right of repurchase in the event that a restricted stock recipient’s service to the Company is terminated. If the Company exercises this right, it is required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ronald G. Hiscock, dated August 4, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated August 4, 2006 and incorporated by reference herein.

10.2	Acquisition Agreement by and between Alphatec Holdings, Inc. and Olivier Carli, dated as of September 27, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated September 27, 2006 and incorporated by reference herein.

10.3	Acquisition Agreement by and between Alphatec Holdings, Inc. and HealthpointCapital Partners, L.P., dated as of September 27, 2006, filed as Exhibit 10.2 to Alphatec’s Current Report on Form 8-K dated September 27, 2006 and incorporated by reference herein.

10.4	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and M. Ross Simmonds, dated October 12, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated October 12, 2006 and incorporated by reference herein.

10.5	Separation Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stephen T.D. Dixon, dated October 23, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated October 17, 2006 and incorporated by reference herein.

10.6	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Steven M. Yasbek, dated October 18, 2006, filed as Exhibit 10.2 to Alphatec’s Current Report on Form 8-K dated October 17, 2006 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ronald G. Hiscock, dated August 4, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated August 4, 2006 and incorporated by reference herein.

10.2	Acquisition Agreement by and between Alphatec Holdings, Inc. and Olivier Carli, dated as of September 27, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated September 27, 2006 and incorporated by reference herein.

10.3	Acquisition Agreement by and between Alphatec Holdings, Inc. and HealthpointCapital Partners, L.P., dated as of September 27, 2006, filed as Exhibit 10.2 to Alphatec’s Current Report on Form 8-K dated September 27, 2006 and incorporated by reference herein.

10.4	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and M. Ross Simmonds, dated October 12, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated October 12, 2006 and incorporated by reference herein.

10.5	Separation Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stephen T.D. Dixon, dated October 23, 2006, filed as Exhibit 10.1 to Alphatec’s Current Report on Form 8-K dated October 17, 2006 and incorporated by reference herein.

10.6	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Steven M. Yasbek, dated October 18, 2006, filed as Exhibit 10.2 to Alphatec’s Current Report on Form 8-K dated October 17, 2006 and incorporated by reference herein.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Date: November 14, 2006	By:	/s/ RONALD G. HISCOCK
Ronald G. Hiscock President and Chief Executive Officer (principal executive officer of the registrant)

Date: November 14, 2006	By:	/s/ STEVEN M. YASBEK
Steven M. Yasbek Chief Financial Officer, Vice President and Treasurer (principal financial officer of the registrant)