Form 10-K
period 2006-12-31
Alphatec Holdings, Inc.
filed 2007-04-02
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52024

ALPHATEC HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2463898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2051 Palomar Airport Road, Suite 100, Carlsbad, California	92011
(Address of Principal Executive Offices)	(Zip Code)

(760) 431-9286

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2006 was approximately $107.3 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 30, 2007 was 34,800,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

PART I

Item 1.	Business

We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 2051 Palomar Airport Road, Carlsbad, California 92011. In this Annual Report on Form 10-K, the terms “we,” “us” and “our” includes Alphatec Holdings, Inc., or Alphatec or Alphatec Holdings, and our subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

Our Internet address is www.alphatecspine.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Overview

We are a medical device company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We collaborate and contract with surgeons to design and develop spine fusion products, which we manufacture and market primarily in the United States and Japan. Our principal product offering is primarily focused on the over $3.3 billion U.S. market for spine fusion products. This market is expected to grow 13.0% from $3.3 billion in 2006 to approximately $3.8 billion in 2007.

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, spinal spacers, and plates. Our spinal implant products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell spacers made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials in spine fusion procedures. In addition, we design, manufacture and distribute instrument sets used by surgeons to implant our spine fusion products during surgery. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of spine fusion products and systems provide a comprehensive solution for the safe and reproducible surgical treatment of spine disorders. All of our currently marketed medical device products have been cleared by the U.S Food and Drug Administration, or the FDA, and these products have been used in over 4,500 and 8,287 spine fusion surgeries in 2005 and 2006, respectively.

Corporate Goals and Values

Our goal is to be a leading provider of innovative technologies and comprehensive solutions for the surgical treatment of spine disorders. We intend to achieve this goal by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. Surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community and our in-house manufacturing capabilities as an integral component of our strategy.

Our strategy is guided by our values-based corporate culture. Our core corporate values are as follows:

•	respect for the individual;

•	service to our constituents;

•	pursuit of excellence;

•	commitment to high standards of personal integrity and ethics;

•	focus on efficiency and growth;

•	focus on maximizing stockholder value;

•	the inversion of our organizational structure to make clear that we are working to support the surgeons who use our products;

•	being the employer of choice in our industry by organizing as a team where employees have an equity interest in our company; and

•	high personal performance standards which make excellence the common thread that connects our employees.

Competitive Strengths

We believe that we have developed a strong corporate platform for growth. The principal elements of the corporate platform include the following:

•	We have assembled a team of senior executives that collectively has over 275 years of health care experience.

•	We believe that our management team can accommodate substantial growth and manage a much larger organization.

•	We have broadened our product portfolio and now provide a full complement of high quality spine products.

•

We have world-class manufacturing facilities which can accommodate substantial additional capacity. We also believe that our manufacturing facilities allow us to be uniquely positioned to prototype new products and to respond to physician demands.

•	We seek to build broad support and trust from our physician base by providing consistent, quality levels of service.

•	We have expanded our sales distribution network with experienced sales people, using a combination of in-house sales representatives and independent sales agencies.

•	We strive to establish the industry standard in clinical and legal compliance programs, as well as corporate governance.

Strategy

Our company and our employees have defined objectives that support and enhance the service level to surgeons. Similarly, we are organized to listen to, and be advised by, surgeons, through our sales force, our surgeon services department, surgeon organizations, advisory boards, universities, teaching hospitals, consulting relationships and our board of directors. We believe this will lead to the successful execution of our strategy.

The key elements of our strategy are:

•	Continue to Provide a Full Range of Spine Implant Products and Expand Our Product Offering. We currently offer a full range of spinal devices and surgical instruments used in spine surgeries. We believe that this comprehensive approach enables us to maximize our revenue for each procedure by fulfilling a greater portion of a surgeon’s product needs. We intend to continually enhance our spine product offerings and pursue complementary fusion and non-fusion spine technologies which we can market through our sales organization and independent agents to our established surgeon base and to surgeons not yet using our products.

•

Focus on Rapid Responsiveness and Total Surgeon Satisfaction. We believe that our focus on rapid responsiveness to surgeon needs and the support we provide to surgeons differentiate us in the marketplace. The design and development of all of our products are done at our facilities. We manufacture substantially all of our non-allograft products at our facilities in Carlsbad, California, which enables us to quickly modify implants and instruments to satisfy surgeons’ needs and replenish inventory on a daily basis. In addition, we gather feedback from surgeons with respect to our current product offering, our new spine technologies in development and future products through multiple points of contact in our organization. Our ability to respond to surgeons’ needs through rapid prototyping and manufacturing of customized spinal devices and instruments allows us to continually differentiate ourselves from our competitors. Responding quickly to the needs of surgeons is central to our corporate culture, critical to our success, and creates surgeon loyalty to us.

•

Expand Sales and Marketing Efforts. Our products are sold in the United States through a network of approximately 65 independent distributors and 46 direct sales representatives and executives that we employ. Our sales force targets the approximately 6,000 surgeons in the United States that perform spine surgeries. We intend to continue expanding our distribution sales network by increasing the number of our independent distributors or our direct sales force in areas where we want to add coverage. We interact with and support our independent distributors, often our first point of contact with surgeons, as if they were part of our organization and in the same manner that we support our direct sales representatives. This relationship-based strategy should provide us with greater control over our marketing efforts, ensure that our sales force has a strong command of our technology, and enhance our relationship with, and ability to respond to, the needs of surgeons. We believe these benefits will result in greater market penetration and increased sales by adding new surgeons and retaining our current surgeon customer base.

•

Develop Innovative Products and Solutions in Conjunction with Surgeons. One of our core competencies is our ability to develop and commercialize creative spinal devices and instruments that incorporate information and feedback from surgeons. We collaborate and contract with surgeons to help us enhance our current products and develop innovative technologies. During the fiscal year 2006, we introduced seven new product / product extensions. We currently have several additional products under development including our Solanas occipital plate, our Zodiac minimally invasive system, our TLIF cage, our ALIF plate system, our dynamic cervical plate system and our new allograft product for cervical fusion. We believe that these additional products and product areas will offer us increased revenue per surgery by addressing a wider range of spine procedures, while improving patient care.

•

Selectively License or Acquire Complementary Spine Products and Technologies. In addition to building our product portfolio through internal product development efforts, we intend to selectively license or acquire complementary spine products and technologies. By licensing or acquiring complementary products, we believe we can leverage our expertise at bringing new products to market and provide additional marketing opportunities for our expanding sales organization. In January 2007, we signed a license agreement with Scient’x for the technology related to several products, one of which we believe will provide an entryway into the dynamic stabilization market.

•

Grow our International Business. We currently have a strong presence in Japan. We plan to continue expanding our distribution network and product offerings in that country. We also plan to obtain regulatory clearances and distribution networks in other areas of the world where we can benefit from selling our products.

Market Opportunity

Back pain is the number one cause of healthcare expenditures in the United States, with a direct cost of more than $50 billion annually for diagnosis, treatment and rehabilitation. The spine fusion market consists of products and devices used in the surgical treatment of spine disorders to stabilize the back and neck by fusing vertebrae together. In 2006, the U.S. spine fusion market generated approximately $3.3 billion in revenues and is anticipated to grow to $3.8 billion by 2007.

We believe that the spine fusion surgery market will continue to grow as a result of the following market dynamics:

•

Increased Use of Implants. The use of implants has evolved into the standard of care in spine fusion surgery. Over the past five years, there has been a significant increase in the number of spine surgeries using implants. It is currently estimated that approximately 95% of all spine fusion surgeries in the United States involve implants.

•

Introduction of New Surgical Technologies. Important developments in spine fusion surgery include continuing developments in instrumentation, devices and minimally invasive techniques and procedures and the introduction of new materials and new product designs. These developments are aimed at making it easier for surgeons to perform spinal fusion procedures and reducing overall costs and recovery times for patients. We believe this will result in more procedures that utilize spine implants.

•

Favorable Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging baby boomers, people born between 1946 and 1965. We expect that this will lead to an increase in the number of people seeking treatment for back pain, including spine fusion surgery.

Current Treatments for Spine Disorders

There are four major categories of spine disorders: degenerative conditions, deformities, trauma and tumors. While our product offering addresses all four categories of spine disorders, the majority of our business is concentrated on products used in the treatment of degenerative conditions of the vertebrae and disc space. These conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back pain and/or pain in the arms or legs.

The prescribed treatment for spine disorders depends on the severity and duration of the disorder. Initially, surgeons will prescribe non-operative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. Non-operative treatment options are often effective as a first line therapy, although many patients ultimately require spine surgery. It is estimated that in excess of one million patients undergo spine surgery each year in the United States, of which over 499,000 were spine fusion procedures in 2006, and the number of spine fusion procedures is expected to grow to over 509,000 per year by 2007. The most common spine surgery procedures are: discectomy, the removal of all or part of a damaged disc; laminectomy, the removal of all or part of a lamina, or thin layer of bone, to relieve pinching of the nerve and narrowing of the spinal canal; and fusion, where two or more adjoining vertebrae are fused together with the use of implants such as spacers and plates to provide stability. In addition to open spine fusion procedures, minimally invasive spine procedures are gaining popularity and receiving increased attention. In both traditional and minimally invasive procedures, we believe the use of implants is the standard of care for fusion in the treatment of spine disorders.

The Alphatec Solution

We design, develop, manufacture and market products used in spine fusion surgery. Our current spine product offering consists of implants and instruments that we believe are highly innovative and have many differentiating features and benefits that make them attractive to surgeons.

The spine consists of 29 separate bones called vertebrae that are joined together by connective tissues, including a disc, to permit a normal range of motion. Our products are used in various locations in the spinal column, as is depicted below.

Our Spine Systems

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, spinal spacers, and plates. Spine screws are inserted into the vertebrae in order to affix rods, plates and other stabilizing devices during spine fusion procedures. Spinal spacers are inserted between vertebrae and are used to provide spinal support in order to restore lost disc space, normal alignment, and weight-bearing function. Plates are attached to adjacent vertebrae to further stabilize the vertebrae and facilitate fusion and healing.

We sell our spine fusion products as spine systems, categorized by the spinal disorder and the method of treatment. The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development and includes the distinguishing features and components for our systems. Below the chart are more detailed descriptions of the systems, their benefits and their components.

Current Product Offering

Category	Alphatec Spine Systems	System Features and Components
Lumbar Fusion	Zodiac Lumbar Fixation	Polyaxial pedicle screws, rods and cross connectors, with instrumentation

	Mirage Spinal Fixation	Fixed post pedicle screws with offset connectors, with instrumentation

	ROC Lumbar Plating	Fixed post pedicle screws with rigid connector plates, with instrumentation

Deformity	Zodiac Deformity	Screws, hooks, rods, and connectors, with instrumentation in titanium and stainless steel

Trauma/Tumor	Tamarack Anterior Thoracolumbar Plating	Spinal fusion plates and screws, with instrumentation

	Zodiac Trauma/Tumor Fixation	Fixed angle screws, staples, rods and connectors, with instrumentation

Cervical Fusion	Deltaloc Anterior Cervical Plate	Cervical plates, fixed and variable screws, with instrumentation

	Deltaloc Reveal Anterior Cervical Plate	Cervical plates, fixed and variable screws, with instrumentation

Posterior Cervical/Thoracic Fusion	Solanas Posterior Cervical/Thoracic Fusion	Polyaxial pedicle screws, rods, hooks and connectors, with instrumentation used in posterior surgical procedures

Spinal Spacers	Novel PEEK and Titanium Spacers	Multiple insertion options, made of PEEK or titanium in various shapes and sizes

Structural Allograft Spacers	Solo Cervical Allograft	Anterior cervical spinal spacers made of dense allograft tissue shaped into a ring with an enlarged center space, with implant-specific instrumentation

	Chorus Cervical Allograft	Anterior cervical spinal spacers made of dense allograft tissue, with implant-specific instrumentation

	Dense Cancellous Cervical Allograft	Anterior cervical spinal spacers made of porous allograft tissue, with implant-specific instrumentation

	Connect Cervical Allograft	Anterior cervical spinal spacers made of a combination of dense and porous allograft tissue, with implant-specific instrumentation

	Corlok Lumbar Allograft	Anterior lumbar interbody allograft spacers in a dovetail geometry shape, with implant-specific instrumentation

	Duet Lumbar Allograft	Anterior lumbar interbody allograft spacers with a dense outer core and a raised less dense inner core, with implant-specific instrumentation

Category	Alphatec Spine Systems	System Features and Components
	Solo Lumbar Allograft	Anterior lumbar interbody allograft spacers in various sizes with various instrumentation, with implant-specific instrumentation

	Coreograft Lumbar Allograft	Posterior lumbar interbody allograft spacers in a wedge-shape of dense bone with ridges, with implant-specific instrumentation

Bone Grafting	Alphagraft	Bone graft substitute composed of demineralized bone matrix (DBM) in a bio absorbable carrier

	Alphagrans	Bio absorbable synthetic granules that are a bone graft substitute material

Products in Development

Category	Alphatec Spine Systems	System Features and Components
Structural Allograft Spacers	Connect II	Anterior cervical spinal spacer made of dense cancellous and cortical allograft tissue

Minimally Invasive Fusion	Zodiac Minimally Invasive (MIS)	Insertion of cannulated pedicle screws and rods through an MIS retractor

Plates	Solanas Posterior Occipital Plate	Occipital plate used with our Solanas Posterior Cervical/Thoracic Fusion System

	Anterior Lumbar Interbody Fusion (ALIF) Plate	Fusion plating system that enables surgeons to perform anterior spine fusions without accompanying posterior spine procedures

	Dynamic Cervical Plate	Dynamic plate that increases vertebrae compression to facilitate the fusion process

Lumbar Fusion	Dynamo Rod	Dynamic rod that allows for controlled compression, distraction, flexion and extension.

Our Current Products

Lumbar Fusion Systems

Lumbar, or lower back, fixation systems are used to facilitate fusion, the growth of a boney connection between two adjacent vertebrae. The purpose of fusion is to stop the motion caused by the instability between the vertebrae. Our lumbar systems are designed to reduce the motion of the vertebrae during the months it takes for the vertebrae to fuse together. The system consists of multiple components made of titanium or stainless steel, including screws, rods, and locking mechanisms. Pedicle screws are surgically positioned from the posterior, or back, of the spine and are placed into the pedicle. A pedicle is the dense stem-like structure that projects from the posterior of a vertebra. The screws are inserted through the midline of the pedicle and act as anchors for the rods that span two or more vertebrae. Once the rods and screws are put in place, the system provides a fixed environment with corrected alignment into which new bone can grow.

Because each vertebra varies in size, shape and alignment, screw heads that pivot relative to the post of the screw help surgeons achieve proper screw placement. Most pedicle screws are available with either fixed or polyaxial, or pivoting, head design. The pivoting head of a polyaxial screw makes it possible to implant a straight rod through multiple screw heads, despite the fact that the screws connected to the rod may be out of alignment due to the positioning of the patient’s vertebrae. Once the screws and rods are in place, a locking mechanism is used to lock the rod to the head of the screws and simultaneously secure the polyaxial head of the screws. Often a cross connector is also used to laterally connect the rods in order to further stabilize the system.

Zodiac Lumbar Fixation System

Our Zodiac Lumbar Fixation System is a comprehensive spinal system that offers a wide variety of fixed angle pedicle screws, polyaxial pedicle screws and advanced instrument design. We believe our Zodiac system offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac system is top-loading and has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each system for each patient’s needs.

Mirage Spinal Fixation System

Our Mirage Spinal Fixation System is designed to allow the rod to be placed closer to the center of the patient’s body than a traditional polyaxial construct, which provides surgeons with a better view of the patient’s anatomy during lumbar fixation surgery. The system is top tightening, which ultimately reduces operating time and increases its ease-of-use for surgeons. Additionally, our Mirage system includes screws that accommodate a variety of connection options for surgeons.

ROC Lumbar Plating System

Our ROC Lumbar Plating System is a posterior lumbar plating system that provides an alternative to traditional screw and rod constructs. The ROC system is comprised of a rigid pre-contoured plate that is anchored by fixed post pedicle screws. We believe that this plating system makes the ROC system effective in the treatment of spondylolisthesis, the forward movement of one vertebra segment over the lower adjacent vertebra.

Deformity Systems

Over the past 20 years, screw, hook and rod systems have become the standard of care in the surgical treatment of spinal deformities such as scoliosis. These systems aid in the correction of spinal deformities because they allow movement of the spine into the correct alignment while providing fixation and stability to help achieve fusion.

Zodiac Deformity System

Our Zodiac Deformity System is designed to be used in conjunction with many of our other products, including our Zodiac Lumbar Fixation System, our Zodiac Trauma/Tumor System and our Novel Spacers. Our Zodiac Deformity System has components such as fixed angle and polyaxial screws and instrumentation which are designed to enable the surgeon to address patient-specific spinal deformities and allow surgical access from the anterior, or front, of the body.

Trauma/Tumor Systems

Some pathologies in the thoracolumbar, or upper chest region, such as tumors or trauma with burst fractures, or collapsed vertebrae, require surgical access from the anterior of the patient. Systems comprised of rods or plates are affixed with screws and staples to achieve stabilization. In anterior thoracolumbar procedures, these constructs also can be used in some cases to treat degenerative disc disease and other deformities.

Tamarack Anterior Thoracolumbar Plating System

Our Tamarack Anterior Thoracolumbar Plating System consists of a plate that sits on top of two smaller plates at each of its ends. These smaller plates act as a locking mechanism that prevents post-surgery expulsion of the screw and reduces possible irritation and internal complications. We believe this dual plate design provides a unique solution for trauma or tumor surgery. Our Tamarack plate also has a large interior opening that allows the surgeon to see the graft site during surgery and during an MRI, which permits unrestricted post-operative evaluation of the fusion progress.

Zodiac Trauma/Tumor Fixation System

Our Zodiac Trauma/Tumor Fixation System has all of the advanced features of our Zodiac Lumbar Fixation System, but is designed to be used in anterior thoracolumbar fixation for the treatment of tumor, trauma, or anterior deformity.

Cervical Fusion Systems

The anterior approach to cervical, or neck, pathology is considered the standard of care in cervical fusion. In cases where surgery is needed to alleviate compression on a nerve or the spinal cord, the surgeon may remove large portions of the disc material or vertebrae. The more disc material that is removed or vertebrae that are affected, the less stable the cervical site becomes, which increases the need to use a cervical plate to stabilize the surgery site. The most common cervical fusion performed is Anterior Cervical Plating, or ACP. In an ACP procedure, a metal plate is inserted across adjacent neck vertebrae and secured in place by interlocking screws following the implantation of a spacer. The cervical plate holds the spacer in place and stabilizes the vertebrae to facilitate fusion.

Deltaloc Anterior Cervical Plate System

Our Deltaloc Anterior Cervical Plate System is our first generation anterior cervical plate system, which consists of fixed hole plates and a locking mechanism that allow screws to be set at variable angles. This first generation system provides a rigid support when fixed screws are set perpendicular to the plate but also can allow for a semi-rigid base when the screws are set at variable angles. This flexibility accommodates surgeons’ preferences with respect to the various plating mechanics.

Deltaloc Reveal Anterior Cervical Plate System

Our Deltaloc Reveal Anterior Cervical Plate System is our second generation anterior cervical plate system that features a large interior opening, which allows the surgeon to see the graft site during surgery and during an MRI allows unrestricted post-operative evaluation of the fusion progress. The Reveal system’s screw locking mechanism reduces the number of steps required by the surgeon to lock the screws to the plate, which saves time during surgery and allows a surgeon to visually confirm whether the mechanism has locked prior to end of surgery. Reveal’s low profile design is engineered to reduce the irritation of soft tissue adjacent to the plate. The Reveal system offers the surgeon the option to use self drilling or self tapping screws, which helps to eliminate excessive drilling, tapping and hole preparation steps by the surgeon. The Reveal plates are anatomically contoured and thus eliminate the need to modify the plate during surgery to fit a patient’s body.

Posterior Cervical/Thoracic Fusion Systems

Solanas Posterior Cervical/Thoracic Fusion System

Our Solanas Posterior Cervical/Thoracic Fusion System consists of rods, polyaxial screws and offset connectors and addresses stabilization for posterior cervical/thoracic procedures. Our Solanas system features the benefits of our Zodiac system, including the polyaxial pedicle screw. We also designed the Solanas system to be used in combination with our existing Zodiac and Mirage lumbar systems, thereby providing additional options for surgeons.

Spinal Spacers

A spinal spacer is intended to be inserted in the space between discs to provide support in order to restore disc space height, the spine’s normal alignment, and the spine’s weight-bearing function. While the first spinal spacers were principally fabricated from titanium, we and other manufacturers now offer products fabricated from PEEK. PEEK is radiolucent and therefore is not visible during an MRI, which allows the surgeon to better assess the progress of the fusion. Allograft spacers can be used in place of metallic and PEEK spacers and instead of autograft, which is bone tissue harvested from the patient undergoing the fusion procedure. In a typical spine fusion procedure, the surgeon will often use a spacer to replace the diseased or damaged space between discs. Spinal spacers are used in combination with traditional screw, rod and plate constructs. All spinal spacers, regardless of composite material, are available in a variety of shapes and sizes to fit the patient’s anatomy.

Novel PEEK and Titanium Spacers

Our family of Novel PEEK and titanium spacers address the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer five unique implant designs that are available in a number of shapes and heights. Novel spacers are designed to be inserted from several planes of the body and have instrumentation designed to facilitate implantation from each plane to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate bone grafting material inside and around the spacer, which we believe is critical to the promotion of fusion. A ridge pattern on the top and bottom of the Novel spacers helps prevent movement after placement and enhance the stability of the overall construct.

Structural Allograft Spacers

The use of allograft-derived products appeals to many surgeons, because they believe it allows patients to accelerate the creation of living bone cells and eventually incorporate the allograft into the newly created, living bone. Allograft-derived products are fabricated from cadaver bone and precision-machined into standardized shapes resembling non-tissue spacers. Tissue banks are responsible for recovering and processing donated tissue from cadavers in accordance with standards developed by the American Association of Tissue Banks and the FDA.

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes and implant-specific instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. We have four distinct cervical allograft spacer designs. Additionally, we offer a posterior lumbar allograft spacer. This gives the surgeon several variations of size and shape to choose from during each surgical procedure. Our allograft spacers also come in a variety of densities, which allow surgeons to decide whether to place an emphasis on rigidity, by using a dense allograft, or porosity, by using less-dense allograft, during surgical procedures. Each of our spacer products is complemented by implant-specific instrumentation. Three of our allograft spacer implants are also offered for use in anterior lumbar procedures. Our products include Solo cervical, Chorus cervical, Dense Cancellous cervical, Connect cervical, Corlok lumbar, Duet lumbar, Solo lumbar, Coreograft lumbar and Alphagraft allograft. We signed a private label supply agreement with a third party to distribute the Alphagraft allograft.

Bone Grafting

Bone grafting products are often used by a surgeon during surgery to fill voids or gaps in bones that are caused by trauma or the surgical procedure. We believe that these products compliment our existing product line by offering proven bone grafting options to our physicians.

Alphagraft

Our Alphagraft product is a demineralized bone matrix (DBM) mixed with a bioabsorbable carrier that is used for bone grafting. In July 2006 we entered into an agreement with IsoTis OrthoBiologics, Inc. that gave us the right to sell this product under our own private label.

Alphagrans

Our Alphagrans product are bioabsorbable synthetic granules that are a bone graft substitute material. In March 2006 we entered into an agreement that gave us the right to sell this product under our own private label. In March 2007 the parties to this agreement agreed to mutually terminate the agreement, however, we retain the right to sell all of our current inventory of the Alphagrans product.

Our Products In Development

We intend to continue to expand our current spine fusion product offering as well as develop complementary systems and products. During 2006, we introduced seven new products that include a Synthetic Bone grafting product, a De-mineralized bone matrix (DBM) grafting product, Solanas, our second generation posterior cervical / thoracis system, a new cross connector, Tamarack-Anterior Trauma Plating system, Stainless Steel Scoliosis System and the ROC Lumbar Plating System. Products that we are currently developing include:

Structural Allograft Spacers

Connect II

The Connect II allograft spacer that we are developing is comprised of dense corticocancellous allograft with an anterior cortical face that provides structural integrity and dense cancellous bone to allow immediate perfusion and rapid healing. Connect II allografts are processed from donor long bone bodies creating homologous spinal allograft implants. We believe that this product will be stronger than our current Connect product and will enable a more efficient yield during the manufacturing process. We have developed a prototype and further engineering of the product design is in process.

Minimally Invasive Fusion

Zodiac Minimally Invasive System

The Zodiac Minimally Invasive System, or Zodiac MIS, that we are currently developing is a posterior pedicle screw and rod system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the site by using a retractor that contains a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that our Zodiac MIS will significantly reduce the length of the posterior surgeries using pedicle screws. We also believe that our Zodiac MIS will limit trauma to the tissue surrounding the location of the surgery, thus reducing surgery time and the impact on adjacent soft tissue, which will enable patients to recover faster. Our Zodiac MIS is designed for use with our current line of PEEK, titanium and allograft spacers. The FDA cleared the use of our cannulated screw, which is a pedicle screw that has a hole running the length of the screw so that it can be inserted over a guide wire, that we intend to use in our Zodiac MIS. We are currently in the process of developing the necessary retractor and other instrumentation for our new Zodiac MIS. Prototype development and product design engineering are in process.

Plates

Solanas Posterior Occipital Plate

We are developing an occipital plate for placement at the base of the skull in posterior fusion procedures. We are designing this plate to be used with our Solanas Posterior Cervical/Thoracic Fusion System to provide additional stabilization in a cervical/thoracic posterior fusion procedure. We have developed a prototype, and further engineering of the product design is in process.

ALIF Plate System

Our ALIF Plate System currently under development is designed for anterior lumbar interbody fusion, or ALIF, procedures. The ALIF Plate is to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw/rod systems, which are inserted from the posterior. Our ALIF Plate system is designed to provide surgeons with the option of performing a single anterior procedure without having the need for a second posterior procedure in which screws and rods are used to ensure the patient is stabilized. The ALIF Plate is designed to be anatomically shaped and has a low profile, which minimizes the risk of irritation or damage to the adjacent blood vessels. It is being designed to specifically accommodate the vascular anatomy at the point of its insertion. We have developed a prototype, and further engineering of the product design is in process.

Dynamic Cervical Plate System

We are developing a Dynamic Cervical Plate System to allow us to compete in the dynamic cervical fusion market. The advantage of dynamic plating is that the plate does not provide rigid fixation during the fusion process. As a result, when compared to a traditional cervical plate, more of the natural load on the spine is shared by the bone graft used for fusion, which we believe will reduce the number of procedures in which fusion does not occur. Prototype development and product design engineering are in process.

In addition, in February 2006, we entered into a license and supply agreement with a third party pursuant to which we have the right to sell an adjustable bridge connector under our own private label.

Lumbar Fusion

Dynamo Rod

The Dynamo Rod allows for controlled compression, distraction, flexion and extension of vertebrae adjacent to a fusion location to enable the patient to have an additional range of motion in comparison to standard fusion surgeries. This increased range of motion reduces the stress on the adjacent discs, which we believe will diminish the occurrence of adjacent level disease.

Sales and Marketing

Our sales force consists of approximately 65 independent distributors in the United States, 46 direct sales representatives and sales executives in the United States, 15 direct sales representatives in Japan and 2 direct sales representatives in Hong Kong. Although surgeons make the ultimate decision to use our products, we invoice products directly to hospitals and pay commissions to our independent distributors based on payments received. We compensate our direct sales representatives through salaries and incentive bonuses based on performance measures. We select our independent distributors based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we are contractually requiring our distributors to exclusively sell our products. Each of our independent distributors and direct sales representatives is assigned a sales territory and is subject to monthly performance reviews. We offer each of our independent distributors and direct sales representatives sales and product training programs. We market our products at various industry conferences and through organized surgical training courses, and advertise them in industry trade journals and periodicals. We believe that as surgeons become more exposed to the breadth of our product offering and our responsive customer service culture they will accelerate demand for our products. From our inception in March 2005 to December 31, 2006, the number of our independent distributors in the United States increased from 11 to 65 and the number of our direct sales representatives and sales executives in the United States increased from 10 to 46. The U.S. sales force is supported by seven people in product marketing and four people in medical education.

In Japan, our sales and marketing are conducted through our subsidiary Alphatec Pacific. We believe that having a direct presence in Japan gives us greater control over the introduction process of our new products into the Japanese market, allows us to be more responsive to our Japanese customers and provides us cost savings by reducing our reliance on third-party importers. Alphatec Pacific has increased the number of its sales and marketing employees to 15 as of December 31, 2006. To further our sales and marketing efforts in Japan, we intend to open regional sales offices and continue to build out our direct sales force at Alphatec Pacific. In Hong Kong, our sales and marketing are conducted through our subsidiary Milverton. There are two direct sales representatives that support the sales efforts.

Surgeon Training and Education

We devote significant resources to train and educate surgeons in the proper use of our implants and instrumentation. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We have agreements with medical facilities where we obtain access to cadaver labs to provide training to surgeons. We believe that these agreements enable us to provide clinical education and training programs to help drive adoption of our products and products in development at a much lower cost than building our own cadaver lab. We believe that surgeons will become exposed to the merits and distinguishing features of our products through our education and training programs, and in doing so, use and become advocates for our products. In addition, we believe surgeons using our products, who were trained by us, will be instrumental in generating valuable clinical data, providing feedback and demonstrating the benefits of our products to the medical community.

Research and Development

Our research and development efforts are primarily focused in the near term on developing enhancements to our current product platform and on developing complementary products and technologies for use in spine surgery, such as minimally invasive procedures and dynamic stabilization systems. Our research and development department has extensive experience in developing products to treat spine pathology, and continues to work closely with our Scientific Advisory Board and surgeons to design products that are intended to improve patient care, simplify techniques and reduce overall costs.

Manufacture and Supply

We conduct our manufacturing operations at our facilities in Carlsbad, California. Excluding our allograft products, we manufacture substantially all of our spine fusion products and a majority of our instrument sets in-house. We believe that in-house production maximizes efficiency, enables rapid prototyping and biomechanical testing, simplifies production scheduling, reduces inventory backlogs and facilitates the customization of products and instruments to meet the needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our spine products and instrument sets. From time to time, we outsource some of our manufacturing so we can establish relationships with external sources of production for output redundancy. In addition, from time to time we enter into distribution agreements, pursuant to which we distribute products manufactured by a third party under our own private label. Following receipt of products or product components we receive from third parties, we conduct inspection, packaging and labeling, as needed, at our manufacturing facilities.

We devote significant time and attention to the quality control of our products during the manufacturing process by maintaining a comprehensive quality control program, which, among other things, includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. In addition, we inspect all of our raw materials and castings to be used in our spine fusion products throughout the manufacturing process. We control our production orders through the use of bar-codes, controlled prints and routers, which enable us to trace our products during the manufacturing process. Upon completion of the manufacturing process, we package and label our products.

The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, allograft and PEEK. Only one company, Invibio, is currently approved in the United States to distribute PEEK for use in implantable devices. In October 2004, we entered into an exclusive supply agreement with Invibio, pursuant to which we agreed to purchase our entire supply of medical quality PEEK in the United States from Invibio. As consideration for the PEEK materials, we pay Invibio a dollar amount depending on the weight or the length of either the raw material or stock product that Invibio processes for us. The dollar amount of the PEEK may increase over time, but the price increase is capped at a certain percentage annually. Under the terms of the agreement, we are restricted from selling PEEK to third parties, except when it is incorporated into our products, and we are not authorized to alter the chemical structure of the PEEK. The term of the supply agreement is through October 2014. Either we or Invibio may terminate the supply agreement for an uncured material breach of the agreement.

We have contracted with five entities to supply us with tissue for our allograft implants pursuant to agreements, the majority of which do not expire prior to 2008 and most of which provide for automatic renewals unless terminated by written notice. We have contracted with two entities to process such tissue into our allograft implants after procurement pursuant to agreements which expire in 2010.

With the exception of PEEK and allograft, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because allograft implants are processed from human tissue, maintaining a steady supply can sometimes be challenging. Our results of operations are not currently materially dependent on raw material costs.

Our manufacturing operations and those of the third-party manufacturers we use on a limited basis are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, and other device—or tissue—related good manufacturing practice regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and under similar requirements of regulatory authorities in different states and regulations promulgated by the European Union and in Japan. For tissue products, we are FDA registered and licensed in the States of California, New York and Florida, the only states that require licenses. For our implants and instruments, we are FDA registered, California licensed and ISO certified. Our facility and the facilities of the third-party manufacturers we use on a limited basis are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. Our last FDA inspection was in November 2003, and minor non-compliance items were cited on an FDA Form 483 that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies and have not received any further request from the FDA with respect to the Form 483 we received.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements, proprietary information ownership agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants, co-developers, distributors and advisors to execute ownership of proprietary information and confidentiality agreements in connection with their employment, consulting, co-development, distribution or advisory relationships with us. These agreements require these people and entities to keep our confidential information confidential and to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business.

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies. Further, as described in “Item 3 Legal Proceedings,” others may attempt to obtain royalties based on the net sales of our products, which may impact our revenues. We may lose market share to our competitors if we fail to protect our intellectual property rights.

Patents

As of December 31, 2006, we had 18 issued U.S. patents, one issued foreign patent and 24 pending patent applications, including sixteen pending U.S. applications, four pending international applications and four pending foreign national applications. The subject matter of the issued patents and pending patent applications relate to, among other things:

•	cervical plates and fixation systems;

•	bone screws;

•	spinal implants;

•	bone and spinal fixation systems; and

•	devices and tools for implanting the foregoing.

Our issued patents begin to expire in 2009. We have multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

We license patents relating to the polyaxial feature of our pedicle screw from Biomet pursuant to a license agreement, or the 555 license agreement. This polyaxial feature is incorporated into our Zodiac and Solanas pedicle screws and may be incorporated into future products. The 555 license agreement is non-exclusive and non-transferable, except upon the written consent of Biomet, which consent shall not be unreasonably withheld, in connection with an assignment to a purchaser of all or substantially all of the assets to which the patents relate. Under the 555 license agreement, we are required to pay a continuing royalty on the polyaxial screw component of any spinal implant products, systems, devices or solutions that we sell that stabilize the spine during spinal fusions. The license agreement provides that the royalty shall remain in full force and effect without modification regardless of any ruling by any court regarding the scope, validity, or enforceability of the patents covered by the 555 license agreement. The term of the license agreement extends until the expiration of the last of the licensed patents which cover the sale of a product, currently 2013. Biomet can terminate the license in the event we fail to make any of the payments required under the license agreement, materially breach the license agreement, or become insolvent. The validity of the U.S. patents covered by the 555 license agreement is being challenged by Medtronic in an infringement action brought by Biomet in the United States. On March 20, 2007, the United States Court of Appeals for the Federal Circuit ruled that claim 5 of the 555 patent was not infringed by Medtronic’s redesigned multi-axial screw products, but remanded the case to the district court for a determination of whether claim 7 of the 555 patent is valid and infringed by Medtronic’s original multi-axial screw products. European patent covered by the 555 license agreement has been revoked by the European Patent Office after it was successfully challenged in an opposition proceeding in Europe initiated by Stryker and Synthes. Biomet is appealing this decision.

We license from LifeNet the method/system of processing and cleaning of bone and other tissue used by the companies that provide our allograft. This license is a royalty-bearing license and includes a license to current and future LifeNet patents pertaining to this method/system. The license terminates upon the date of expiration of the last-to-expire patents or ten years from the effective date of the agreement, whichever is later.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages (including treble damages if our infringement is found to be willful) or may require us to remove our infringing product from the market. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. We may lose market share to our competitors if we fail to protect our intellectual property rights. A description of pending patent infringement brought by Bidermann Motech GmbH and Depuy Spine, Inc. against a number of companies, including Alphatec Spine, is set forth in “Item 3 Legal Proceedings.”

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. or foreign patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

A patent infringement suit brought against us or any strategic partners, co-developers or licensors may force us or strategic partners, co-developers or licensors to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or strategic partners, co-developers or licensors rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if strategic partners, co-developers, licensors or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business financial condition and results of operation.

Trademarks

We have United States trademark registrations corresponding to the following marks: Alphatec, Cortek, C, Cortek design/logo, Corlok, Osteocor, Biocarpentry, Dovetome, Deltaloc, Duet, Connect, Venta, Solo, Zodiac, Chorus, Novel and Polylok. We currently have U.S. trademark applications pending that correspond to the following marks: Alphagraft, Dynamo, Fusion in Motion, Motion in Fusion and Osteocure. We also have common-law trademark rights for the following marks: Reveal, Mirage, Tamarack, Zodiac Trauma, Zodiac Deformity, Zodiac M/A, ROC, Solanas, Solo Lumbar, Solo Cervical, Novel PEEK, Novel Titanium and Dense Cancellous. We have three pending Japanese trademark registrations corresponding to the following marks: Alphatec, Zodiac and Marco.

Competition

We believe that the principal competitive factors in our markets include:

•	responsiveness and ability to customize products to address the needs of surgeons;

•	surgeon services, such as training and education;

•	manufacturing capabilities;

•	improved outcomes for spine pathology procedures;

•	acceptance by spine surgeons;

•	ease of use and reliability;

•	product price and qualification for reimbursement;

•	technical leadership and superiority;

•	effective marketing and distribution; and

•	speed to market.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating histories and established reputations than we do in their respective fields. Our ability to compete successfully will depend on our ability to make available to our customers proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer and less expensive than alternatives available for the same purpose. Because of the size and growth characteristics of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

We believe that our most significant competitors are divisions of large publicly traded medical device companies such as Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc and DePuy, Inc., a subsidiary of Johnson & Johnson. In 2006, approximately 65% of U.S. spine fusion product revenues were generated by our three largest competitors, Medtronic, Depuy, and Synthes, Inc.

Our other significant competitors include Zimmer Holdings, Inc., Biomet, Abbott Spine, Inc., a division of Abbott Laboratories, NuVasive, Inc., Orthofix International, N.V, and Scient’x S.A., in which HealthpointCapital Partners, L.P., or HealthpointCapital has a 33% ownership interest, Globus Medical, Inc. and a host of other smaller companies.

In recent years there has been an increasing awareness and use of non-invasive means for the prevention and treatment of back pain and rehabilitation. Non-invasive technologies include: (i) pharmaceutical products; (ii) biological, tissue-based or synthetic materials that attempt to facilitate regeneration of damaged or diseased bone and repair damaged tissue; (iii) bracing; and (iv) bone-growth stimulation devices. While these non-invasive treatments are considered to be an alternative to fusion surgery, fusion is the standard of care in the event that non-invasive treatments are unsuccessful. To date, these non-invasive treatments have not been sufficiently successful in addressing spine disorders to cause a material reduction in the number of spinal fusions.

Government Regulation

Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of products such as those we sell and are developing. Failure to obtain clearance or approval to market our products under development and to meet the ongoing requirements of these regulatory authorities would prevent us from marketing and continuing to market our products.

United States

In the United States, the information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls, including labeling, pre-market notification and adherence to QSRs, which are device-specific good manufacturing practices. Class II devices are subject to general controls and special controls, including performance standards and post-market surveillance. Class III devices are subject to most of the previously identified requirements as well as pre-market approval. We currently produce Class I and Class II devices.

Before a new device can be marketed, its manufacturer must obtain either marketing clearance from the FDA through either a pre-market notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or the FDA’s approval of a pre-market approval application, or PMA. Throughout this annual report, when we refer to a product being cleared by the FDA, or clearance from the FDA, we mean that the FDA reviewed the product as presented in a type of pre-market submission referred to as a 510(k) and agreed that the product could be marketed and sold. User fees, which increase each year and which are specific for the type of submission that is made, must be paid to the FDA at the time that the 510(k) or PMA is submitted.

A 510(k) pre-market notification must demonstrate that the device in question is substantially equivalent to another legally marketed device, or predicate device, that does not require pre-market approval. Class I devices and some Class II devices are exempt from the 510(k) pre-market notification requirement. In evaluating the 510(k), the FDA must determine that (i) the device has the same intended use as the predicate device and (ii) the device has the same technological characteristics as the predicate device; or (i) the device has different technological characteristics, (ii) the data submitted establishes that the device is substantially equivalent and contains information, including clinical data if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device and (iii) the device does not raise different questions of safety and effectiveness than the predicate device. Most 510(k)s do not require clinical data for clearance. The FDA is required to issue a decision letter within 90 days if it has no additional questions or send a first action letter requesting additional information within 75 days. The FDA may not meet the applicable performance goal review time. In addition, requests for additional data, including clinical information, will increase the time necessary to review the notice. If the FDA does not inform the manufacturer that a 510(k) is not required or agree that a new device is substantially equivalent to a predicate device, the new device will be classified in Class III, and the manufacturer must submit a PMA or, may, depending on the nature of the device, petition the FDA to make a risk-based determination of the new device and reclassify the new device as a Class I or II device. Modifications to 510(k)-cleared medical devices may or may not require the submission of another 510(k) or a PMA depending on whether the changes will affect the safety or effectiveness of the device.

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by more detailed and comprehensive scientific evidence than a 510(k) notice, including clinical data to demonstrate the safety and efficacy of the device. If the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE, to the FDA and obtains approval from the FDA. Such clinical trials are also subject to the review, approval and oversight of an institutional review board at each institution at which the clinical trial will be performed. The clinical trials must be conducted in accordance with applicable regulations, including but not limited to the FDA’s good clinical practice regulations. Upon completion of the clinical trials, and assuming that the results indicate that the product is safe and effective for its intended purpose, the manufacturer will then submit a PMA. The FDA has 45 days after a PMA is submitted to determine whether it is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to performance goal review times for PMAs and may issue a decision letter as a first action on a PMA within 180 days of filing, but if it has questions, it will likely issue a first major deficiency letter within 150 days. It may also refer the PMA to an FDA advisory committee for additional review, and will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the QSRs. While the FDA’s ability to meet its performance goal review times has generally improved during the past few years, it may not meet these goals in the future. A PMA can take several years to complete and there is no assurance that any submitted PMA will ever be approved. Even when approved, the FDA may limit the indication for which the medical device may be marketed or to whom it may be sold. In addition, the FDA may request additional information or request the performance of additional clinical studies as a condition of approval or after the PMA is approved. Changes to the device may require the submission and approval of a supplemental PMA before the modified device may be sold.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	registration of the manufacturer with the FDA with a listing of devices in commercial distribution;

•	compliance with QSRs, which govern, among other things, the methods used in and the facilities and controls used for the design, manufacture, packaging and complaint handling;

•

medical device reporting regulations, which require that manufacturers report to the FDA any incident that may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	periodic inspections; and

•	regulation of advertising and promotion by the FDA, the Federal Trade Commission and by some state regulatory agencies.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to grant 510(k) clearance or approve PMAs of new products;

•	withdrawal of 510(k) clearance or approve PMAs that are already granted; and

•	criminal prosecution.

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality control measures begin with an inspection of all raw materials and castings to be used in our spine fusion products, and each piece is inspected at each step of the manufacturing process. All production orders are controlled by a bar-coded lot number, and traceability is maintained until the product is shipped to the initial customer.

The FDA periodically reconsiders the way in which it regulates tissue, and in 1997 it formulated a comprehensive approach to the regulation of human cellular and tissue-based products. The FDA determined that tissues used for conventional purposes, such as to repair injuries or replace damaged or defective tissues would be subject to very limited oversight as long as they were only minimally processed and used for their normal functions. Tissue processors, such as our suppliers, must register with the FDA and list their tissue products. They are also required to comply with the FDA’s current good tissue practice regulations, or CGTPs, that went into effect in May 2005. The CGTP core requirements govern, among other things, donor eligibility determinations, donor screening and donor testing, receipt and distribution of tissues and labeling, processing and process controls. The FDA, and some states with regulations similar to the FDA’s, have the authority to inspect human tissue processing facilities.

The FDA may regulate certain allografts as medical devices, drugs or biologics if the allograft is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future allograft are more than minimally manipulated or indicated for nonhomologous use, it would require us to obtain 510(k) clearance or a PMA approval if the allograft is viewed as a medical device or obtain approval as a drug or biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our allografts, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability. As of the date of this annual report, the FDA has not made any such decision, and we are not aware that any such decision is pending.

International Device Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

Japan

In Japan, certain medical devices classified as “highly controlled” must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare, or MHLW, pursuant to the Japanese Pharmaceutical Affairs Law. Manufacturers of medical devices outside of Japan which do not operate through a Japanese entity are required to appoint a contractually bound in-country caretaker who holds a license to market the relevant medical devices to directly submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy and may require that the product be tested in Japanese laboratories. After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, including administrative inspections and recommendations; recall or seizure of products; operating restrictions, including partial suspension or total shut down of marketing activity in Japan; withdrawal of product approvals; and criminal prosecution by a public prosecutor, including criminal fines and/or imprisonment.

Our devices fall into the “highly controlled” medical device category. Currently, MHLW review times for our device applications range from one year if clinical data is not required, to up to two years if clinical data is required. The review times for our products are expected to be reduced to six months and one year, respectively, and we expect application fees to be reduced as new approval screening standards are established by the MHLW, which has delegated responsibility for these review functions to the Japanese Pharmaceuticals and Medical Devices Agency, for various medical device categories. However, we do not know what performance standards may be adopted by the MHLW. To date, the MHLW has not released any new standards for spinal implants.

Environmental Matters

Our facilities and operations are subject to extensive federal, state, local and foreign environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

Compliance with Fraud and Abuse Laws

We must comply with various federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs, workers’ compensation programs and TRICARE. We believe that our operations are in material compliance with such laws, rules and regulations. However, because of the far-reaching nature and government authorities’ wide discretion in enforcement of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be deemed to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws, rules or regulations would not result in a material adverse effect on our business, financial condition and results of operations.

Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits persons from knowingly or willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, certain discounts, waiver of payments, and providing anything at less than its fair market value.

Government officials have focused recent kickback enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, and recently have brought cases against individuals or entities with personnel who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. This trend is expected to continue. Settlements of these cases by healthcare companies have involved significant fines and/or penalties and in some instances criminal pleas. We are also aware of governmental investigations of some of the largest orthopedic device companies reportedly focusing on consulting and service agreements between these companies and orthopedic surgeons. These developments are ongoing and we cannot predict the effects they will have on prices for orthopedic devices.

The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued regulations, commonly known as “safe harbors.” These safe harbors set forth certain requirements that, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the Anti-Kickback Statute, full compliance is often difficult and the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. The statutory penalties for violating the Anti-Kickback Statute include imprisonment for up to five years and fines of up to $25,000 per violation. In addition, through application of other laws, conduct that violates the Anti-Kickback Statute can also give rise to False Claims Act lawsuits, civil monetary penalties and possible exclusion from Medicare and Medicaid and other federal healthcare programs. In addition to the Federal Anti-Kickback Statute, many states have their own kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions or safe harbors. In some states, these anti-kickback laws apply not only to payment made by a government health care program but also with respect to other payers, including commercial insurance companies.

We have entered into consulting agreements and royalty agreements with certain surgeons that make referrals to us. These transactions were structured with the intention of complying with all applicable laws and safe harbors. Despite this intention, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Accordingly, there can be no assurance that we would be determined by a particular state agency or court to be in full compliance with such laws. We would be materially impacted if regulatory agencies interpret our relationships with certain surgeons who refer our products to be in violation of applicable laws and we were unable to achieve compliance with applicable laws.

Physician Self-Referral Laws

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing for any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per service and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions or safe harbors. In some states these anti-referral laws apply not only to payment made by a federal health care program but also with respect to other payers, including commercial insurance companies. In addition, some state laws require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider even if the referral itself is not prohibited.

We have entered into consulting agreements and royalty agreements with surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for consulting services performed. These agreements and stock issuances must be transacted in accordance with the Stark Law, state anti-referral laws and other applicable laws since the surgeons make referrals to us. While these transactions were structured with the intention of complying with all applicable laws, including the Stark Law, state anti-referral laws and other applicable anti-kickback laws, to the extent applicable, it is possible that regulatory agencies may in the future view these transactions as prohibited arrangements that must be restructured or for which we could be subject to other significant penalties, or could prohibit us from accepting referrals from these surgeons. We would be materially impacted if regulatory agencies interpret our financial relationships with certain surgeons who refer our products to be in violation of applicable laws and we were unable to achieve compliance with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.

We regularly review our practices in an effort to ensure that they comply with the Stark Law and applicable state anti-referral laws but the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Accordingly, there can be no assurance that we would be determined by a particular agency or court to be in full compliance with such laws.

False Claims Laws

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim or knowingly making, or causing to be made, a false statement to obtain payment from the federal government. Absent prompt self-reporting, when an entity is determined by a court or jury to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. By application of other laws, conduct that violates the False Claims Act can also give rise to exclusion from participation in Medicare, Medicaid and other government health programs. Actions filed under the False Claims Act can be brought by any individual on behalf of the government, a “qui tam” action, and such individual, known as a “relator” or, more commonly, as a “whistleblower,” may share in any amounts paid by the entity to the government in damages and penalties or by way of settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to defend false claim actions, pay damages and penalties or be excluded from Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions.

Gainsharing

Medical device companies may be adversely affected by so-called gainsharing programs. While there is no fixed definition of gainsharing, the term has typically referred to an arrangement in which a hospital gives physicians a share of any reduction in the hospital’s costs attributable in part to the physician’s efforts. Gainsharing can take a number of forms. In some of the proposed gainsharing arrangements, surgeons are offered a percentage of a hospital’s cost savings arising from the surgeon’s implementation of a number of cost reduction measures in certain surgical procedures, including from such measures as the use of designated supplies or tools that are clinically equivalent and medically appropriate, but also less expensive.

The OIG has ruled that some gainsharing arrangements may violate the Anti-Kickback Statute and/or the Civil Monetary Penalties Law if payments to physicians constitute an inducement to reduce or limit items or services to Medicare and Medicaid beneficiaries under the physician’s direct care. However, the OIG has recently approved several gainsharing arrangements involving cardiac surgeons that did not present risks for patient or program abuse. Hospitals likely will seek to develop analogous gainsharing arrangements with orthopedic surgeons, and such arrangements could impact the hospitals’ willingness to use our products. Also, we may be asked to structure gainsharing arrangements consistent with the OIG’s gainsharing opinions.

Fraud on a Health Benefit Plan and False Statements

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment.

Federal Administrative Sanctions—Exclusion and Civil Monetary Penalties

The federal government may also bring administrative actions against entities for alleged violations of a number of prohibitions, including the Anti-Kickback Statute and the Stark Law. The authorities authorize the OIG to seek to exclude from the Medicare, Medicaid and certain other government programs, on either a mandatory or permissive basis depending on the underlying conduct, an entity that, or individual who, has violated the Anti-Kickback Statute or the Stark Law, or that has failed to comply with certain other specifically delineated obligations. Typically, exclusions last for five years. The federal government may also bring an administrative action seeking civil monetary penalties against entities that, or individuals who, have violated the Anti-Kickback Statute or the Stark Law or that or who have failed to comply with other specifically delineated obligations. Civil monetary penalties can range from $2,000 to $50,000 for each violation or failure plus, in certain circumstances, three times the amounts claimed in reimbursement.

We regularly review our practices in an effort to ensure that they comply with the prohibitions and obligations imposed pursuant to the OIG’s exclusion and civil monetary penalties authorities, but the laws are both broad and vague, and it is often difficult or impossible to determine precisely how the laws will be applied. Accordingly, there can be no assurance that we would be determined by the OIG or at the end of an administrative proceeding to be in compliance with such prohibitions or obligations.

Japanese Laws and Regulations

In Japan, there are no laws or regulations specifically addressing fraud or abuse in the medical device industry. Rather, such behavior is regulated more generally. For example, fraud and willful misconduct are generally treated as violations of Japan’s Civil Code. Further, if a company directly or indirectly provides money, gifts or other remuneration to a civil servant employed by the Japanese government (including a doctor working at a national hospital), such conduct is punishable as criminal bribery. In addition, although vendor volume rebates or discounts are generally permitted, the Japanese Antimonopoly Law prohibits a business from tying the amount of a rebate it provides to a customer to the ratio that the customer’s purchases from that business bears to the customer’s total purchases from all vendors, on the ground that this constitutes an unfair business practice that has the effect of restraining competition. Otherwise, however, payments by private individuals or companies to others for the purpose of facilitating or inducing business transactions do not in general violate Japanese law. Like our U.S. employees, our employees in Japan are subject to our corporate code of conduct, which, among other things, prohibits employees from violating laws applicable to us.

Third-Party Reimbursement

While we do not rely directly on reimbursement from third-party payors, such as Medicaid, Medicare and private insurers, for any of our products, our business is affected by third-party reimbursement and health industry compliance laws administered by the government, such as Medicare and Medicaid, as well as private payors. For example, our business is indirectly impacted by the ability of a hospital or medical facility to obtain third-party reimbursement coverage for procedures performed using our products. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary and used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Further, for inpatient and outpatient spine fracture reduction procedures, including those that involve use of our products, Medicare reimburses hospitals at a prospectively determined amount, regardless of the actual cost for such treatment, based primarily on the patient’s diagnosis and the nature of the care provided during the hospital stay. Thus, the hospitals do not receive reimbursement based on the costs of our product. Other third-party payors, including commercial insurers and managed care companies, frequently follow Medicare principles in determining their respective payment policies. We receive payment from hospitals and surgical centers and not directly from third-party payors. We believe that third-party payors generally cover approximately 85% of the cost of procedures using our products, though the amount covered may vary from state to state and procedure to procedure. In addition, the rate of reimbursement may vary based on the individual contracts that hospitals have negotiated with insurance carriers.

Establishing reimbursement for any new medical technology is a challenge in the current environment of cost containment and managed care, including for government programs. To successfully establish reimbursement coverage, companies must prove that the proposed new technology improves health outcomes, such as quality of life or functional ability, and, given the usual method of reimbursement, does so in a cost-effective manner.

Medicare and other third-party payors payments to the hospital or medical facility for the costs of admitting and treating the patient, whether inpatient or outpatient, including the purchase of our products, is based on existing applicable codes. The surgeons and other physicians who perform procedures with our products are reimbursed by Medicare and other third-party payors separately under a different system that is usually based on procedure codes, called current procedural terminology codes.

Medicare has promulgated eight diagnosis related group, or DRG, codes for inpatient procedures that involve the use of our products. Each of these DRG codes is associated with a level of payment that is adjusted from time to time, usually annually. The payment, or third-party reimbursement, is intended to cover most of the non-physician hospital costs incurred in connection with the applicable diagnosis and related procedures. Implant devices such as those sold by us represent part of the total procedure costs, while labor, hospital room and board and other supplies and services represent the balance of those costs.

We believe that orthopedic implants have been well received by third-party payors because of their ability to greatly reduce long-term health care costs for sufferers of musculoskeletal ailments. However, reimbursement policies vary from payor to payor and are subject to change. As discussed above, hospitals that purchase medical devices for treatment of their patients generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both government and private third-party coverage and reimbursement levels are critical to new product acceptance. Neither hospitals nor spine surgeons are likely to use our products if they do not receive reimbursement adequate to cover the cost of these procedures.

While it is expected that hospitals will be able to obtain reimbursement for the procedures requiring use of our products, the level of reimbursement available to them for such procedures may change over time. Governmental payors such as Medicare and Medicaid closely regulate provider reimbursement levels and have sought to contain, and sometimes reduce, price levels. Commercial payors and managed care plans frequently follow government payment policies, and are likewise interested in controlling increases in the cost of medical care. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.

In addition, some payors are adopting pay-for-performance programs that differentiate payments to health care providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to find ways to deliver the same or better results while consuming fewer resources. As a result of these programs, and related payor efforts to reduce reimbursement levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device suppliers. Adverse changes in reimbursement rates by payors to hospitals could adversely impact our ability to market and sell our products and negatively affect our financial performance.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payors, that reimbursement will continue to be available or, if available, that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.

A patient’s use of our products that has been prescribed by a medical doctor in Japan will generally be covered by the Japanese National Health Insurance. The coverage ratio under the Japanese National Health Insurance varies according to a number of factors, including the patient’s age and the type of product used. However, the insurance generally covers between 70% and 90% of the cost of the procedure.

Employees

As of December 31, 2006, we had 295 employees worldwide in the following areas: sales, surgeon services, marketing, product development, manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. Complementing our employees are our approximately 65 independent distributors. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees is represented by a labor union or is subject to any collective bargaining agreement.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

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

During 2006 we continued to experience rapid growth in, and we will continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which our products are sold. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a material adverse effect on our business, financial condition and results of operations. For example, in 2006, our revenues were adversely impacted by a sales force enhancement program and a slower than expected revenue ramp among newer distributors and recently hired direct sales professionals. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. Any failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

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

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2006, 65% of U.S. spine fusion product revenues were generated by Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc., Depuy, Inc., a subsidiary of Johnson & Johnson, and Synthes, Inc. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our Zodiac polyaxial pedicle screws represented approximately 39.9% and 36.3% of our net sales for 2005 and for 2006, respectively. A decline in sales of these screws, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these screws, or otherwise, would have a material adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screws is licensed to us. The loss of such license would prevent us from manufacturing, marketing and selling our Zodiac polyaxial pedicle screws and other products that may incorporate such technology, which would have a material adverse effect on our business, financial condition and results of operations.

To be commercially successful, we must convince the spine surgeon community that our products are an attractive alternative to our competitors’ products. If the spine surgeon community does not use our products, our sales will decline or we will be unable to increase our sales and profits.

In order for us to sell our products, surgeons must be convinced that they are superior to competing products for use in spine fusion procedures. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase our sales and will be unable to achieve and sustain growth or profitability. In 2006, approximately 450 surgeons, including surgeons who only used our allograft products, used our products in surgical procedures.

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

In the United States, we currently sell our products primarily through a network of approximately 65 independent distributors. As a result, we are dependent upon the sales and marketing efforts of our independent distributors. We also employ 63 direct sales representatives and executives, 46 of whom sell our products in the United States, 15 of whom sell our products in Japan and 2 of whom sell our products in Hong Kong. We pay our independent distributors a commission based on their product placements and sales. Certain of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, polyetheretherketone, or PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is still currently the only company approved to distribute PEEK in the United States for use in implantable devices. 11.3% and 15.9% of our revenues were derived from products manufactured using PEEK during 2005 and 2006, respectively.

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

Our dependence on a single third-party PEEK supplier and the challenges we may face in obtaining adequate supplies of allograft involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK or allograft, could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for allograft and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of allograft. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors, which could have a negative effect on our allograft business.

If hospitals and other healthcare providers are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals and other healthcare providers that purchase medical devices such as the ones that we manufacture for the treatment of their patients generally rely on third-party payors to pay for all or a part of the costs and fees associated with the procedures performed with these devices. The existence of adequate reimbursement for the procedures performed with our products by government and private insurance plans are central to the acceptance of our current and future products. We may be unable to sell our products through our distribution channels on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. Many private payors use coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services, or CMS, which administers the Medicare program, as guidelines in setting their reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and hospitals. Those private payors that do not follow the Medicare guidelines may adopt different reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, reimbursement differs from state to state, and some state Medicaid programs may not pay for the procedures performed with our products in an adequate amount, if at all. As the portion of the U.S. population over age 65 and eligible for Medicare continues to grow, we may become more vulnerable to reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be adequately reimbursed.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Reforms under consideration in the United States include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and significant modifications to the healthcare delivery system. We anticipate that Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

We are subject to substantial governmental regulation that could change and thus force us to make modifications to how we develop, manufacture and price our products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDA and other federal, state and foreign governmental agencies regulate, among other things, the development, manufacturing, clinical trials, marketing clearance and approval, promotion and sale of medical devices.

Compliance with these regulations are, and will continue to be, time consuming, burdensome and expensive. Failure to comply with these regulations could jeopardize our ability to manufacture and sell our products and result in enforcement actions such as warning letters, fines, injunctions, civil penalties, termination of distribution, seizures of products, total or partial suspension of production, refusal of the FDA or other regulatory agencies to grant future clearances or approvals, or withdrawals or suspensions of current clearances or approvals, all of which could result in higher than anticipated costs or lower than anticipated revenue and have a material adverse effect on our business, financial condition and results of operations. In the most egregious cases, we could face criminal sanctions, closure of our manufacturing facilities and prohibitions on the sales of our products.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant and sales of our products in foreign countries are subject to rigorous foreign regulations. We rely on Alphatec Pacific with respect to compliance with Japanese regulations. In Hong Kong, the only other country where we currently sell products, we have an internal sales force that sells our products to comply with local regulations. Any failure to comply with applicable regulations could result in restrictions on the sale of our products in foreign countries.

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

The FDA may regulate certain allografts as medical devices, drugs or biologics if the allograft is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future allografts are more than minimally manipulated or indicated for nonhomologous use, it would require us to either obtain 510(k) clearance or a PMA approval if the allograft is viewed as a medical device or obtain approval as a drug or biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our allografts, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Thus, the FDA’s 510(k) clearance process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future studies or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future studies or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

If we or our suppliers fail to comply with the FDA’s quality system and good tissue practice regulations, the manufacture of our products could be delayed.

We and our suppliers are required to comply with the FDA’s quality system regulations, or QSRs, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the FDA’s current good tissue practice regulations, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and tissue-based products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to delay the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations. As a result of our last inspection in November 2003, minor non-compliance items were cited on an FDA Form 483, which is a notice of inspection observation that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies and we have not received any further request from the FDA with respect to the Form 483 we received.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost effective and non-disruptive manner.

Our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could be expensive and time consuming, disrupt our ongoing business and distract management. If we are unable to integrate any future acquired businesses, products or technologies effectively, our business, financial condition and results of operations will be materially adversely affected. For example, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize significant amounts of expenses, including non-cash acquisition costs, and acquired assets.

We may face additional challenges in our attempts to expand in the Japanese market.

We believe that many of the primary barriers to success in the market for spinal products in Japan are similar to those in the United States, including the challenges of increasing market penetration, expanding the direct representative sales force and obtaining regulatory approval for new products. In addition, we may face additional difficulties and challenges in Japan, including the expansion of the scope of our spine product offering, despite our history of selling orthopedic trauma products in Japan, and the receipt by Alphatec Pacific of Japanese regulatory approval for some of our existing products to permit Alphatec Pacific’s spine fusion product line offering to become as extensive as ours is in the United States.

We may not be able to timely develop new products or product enhancements that will be accepted by the market.

We sell our products in a market that is characterized by technological change, product innovation, evolving industry standards, competing patent claims, patent litigation and intense competition. Our success will depend in part on our ability to develop and introduce new products and enhancements or modifications to our existing products, which we will need to do before our competitors do so and in a manner that does not infringe issued patents of third parties from which we do not have a license. We cannot assure you that we will be able to successfully develop or market new, improved or modified products, or that any of our future products will be accepted by even the surgeons who use our current products. Our competitors’ product development capabilities could be more effective than our capabilities, and their new products may get to market before our products. In addition, the products of our competitors may be more effective or less expensive than our products. The introduction of new products by our competitors may lead us to have price reductions, reduced margins or loss of market share and may render our products obsolete or noncompetitive. The success of any of our new product offerings or enhancement or modification to our existing products will depend on several factors, including our ability to:

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

Developing products in a timely manner can be difficult, in particular because product designs change rapidly to adjust to third-party patent constraints and to market preferences. As a result, we may experience delays in our product launches which may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the surgeon training process. In addition, our suppliers of products or components that we do not manufacture can suffer similar delays, which could cause delays in our product introductions. If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these new products or enhancements, it could have a material adverse effect on our business financial condition and results of operations.

Our products and product enhancements under development may not be commercially viable.

While we devote significant resources to research and development, our research and development may not lead to improved or new products that are commercially successful. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of medical devices, from discovery, through testing and registration, to initial product launch, typically takes between three and seven years in the United States. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with spine fusion research and development, we may elect to cease development of one or more of our product candidates if we believe that the product candidate would not be commercially viable.

We are dependent on our senior management team, sales and marketing team, engineering team and key surgeon advisors, and the loss of any of them could harm our business.

Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. Our President and Chief Executive Officer, who is also the Chairman of our Board of Directors, John H. Foster, has obligations outside Alphatec Holdings, including those arising in his capacity as a managing member of HGP, LLC, the general partner of HealthpointCapital, a private equity fund dedicated to growth capital investments in the orthopedic device sector, and Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, a merchant bank focusing exclusively on the orthopedic sector that provides independent research, private equity management and corporate finance advisory services. Except with respect to John Foster, we have entered into employment agreements with all members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial conditions and results of operations.

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

We currently conduct the majority of our development, manufacturing and management activities in Carlsbad, California near known wildfire areas and earthquake fault zones. We have taken precautions to safeguard our facilities, including obtaining property and casualty insurance, and implementing health and safety protocols. We also plan to start storing computer data offsite and expect to have a completed Information Technology disaster recovery plan in April 2007. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. We do not maintain insurance against earthquakes and floods and the insurance we maintain against fires and other natural disasters would not be adequate to cover a total loss of our manufacturing facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

Alphatec Holdings is a holding company with no operations, and unless it receives dividends or other payments from Alphatec Spine, Inc. , it will be unable to fulfill its cash obligations.

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future), dividends and other payments received from time to time from Alphatec Spine or such subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Spine is legally distinct from Alphatec Holdings and has no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future) to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by Alphatec Spine in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account Alphatec Spine’s funding requirements, the terms of Alphatec Spine’s indebtedness and applicable state laws. Alphatec Spine’s current credit facilities from Bank of the West and General Electric Capital Corporation prohibit Alphatec Spine from declaring or paying dividends, other than dividends payable in capital stock, during the term of the facility, which expire in January 2008 and December 2009, respectively.

Risks Related to Our Financial Results and Need for Financing

Our quarterly financial results could fluctuate significantly.

Our quarterly financial results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

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

Many of the products we may seek to develop and introduce in the future will require FDA, state and international approval or clearance. We cannot begin to commercialize any such products in the United States without FDA approval or clearance or outside of the United States without appropriate regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by our stockholders or by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

We may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities, will be sufficient to fund our projected operating requirements through 2007. In January 2006, Alphatec Spine entered into a new credit agreement with Bank of the West after it paid off its prior credit agreement and obtained a waiver for its prior failure to satisfy certain covenants contained therein. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability (as defined in the credit agreement) and restricting certain mergers and acquisitions without prior approval of the bank. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. In November 2006, Alphatec Spine also obtained a waiver of its prior failure to satisfy certain covenants contained in the new credit agreement. As of December 31, 2006, Alphatec Spine was in breach of certain covenants set forth in its credit agreement with the Bank of the West. In March 2007, Alphatec Spine obtained waivers of these covenant breaches. The new bank amendment deleted the quarterly and annual net profit financial condition, modified the net loss financial condition and modified the definition of the borrowing base covenants.

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

We are subject to certain risks associated with our foreign operations.

Our operations outside of the United States are primarily in Japan. Certain risks are inherent in international operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the United States;

•

tax rates in foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

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

Our independent registered public accounting firm brought to our attention a material weakness in our internal controls during the audit of our 2005 annual consolidated financial statements. Our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and financial condition and cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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

During 2006, we undertook a number of actions to correct a prior material weakness in our internal controls, which existed as of December 31, 2005, and enhance such internal controls and the accuracy of our financial reporting, including the review and documentation of our processes and key controls, and the engagement of experienced financial personnel, including our Chief Financial Officer and Corporate Controller.

While we have taken such actions, additional measures may be necessary to continue our maintenance of effective internal controls. Our independent registered public accounting firm did not detect any material weaknesses in our internal controls during the most recent audit of our 2006 consolidated financial statements. However, we plan to regularly assess our internal controls and procedures and take further action as necessary or appropriate to address any matters we identify. The process of maintaining, designing and implementing effective internal controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments.

We may incur substantial expenses relating to the refinement and maintenance of our internal controls. Our accounting and financial reporting functions may not be unable to maintain adequate resources to ensure that we will not have any future control deficiencies or material weaknesses in our system of internal controls. The effectiveness of our internal controls may in the future be limited by a variety of factors including:

•	faulty human judgment and errors, omissions or mistakes;

•	inappropriate management override of policies and procedures;

•	failure to properly implement our upgraded financial software system; and

•	the possibility that any enhancements to our internal controls may still not be adequate to assure timely and accurate financial information.

If we fail to maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and therefore be subject to delisting from the NASDAQ Global Market, an investigation by the SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore we are not currently subject to the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires a company’s management to perform an annual assessment of the effectiveness of the company’s internal control over financial reporting and for the company’s independent registered public accounting firm to express an opinion on management’s assessment and on the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007.

Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, we are not currently required to record stock-based compensation charges for stock options granted prior to January 1, 2006 if an employee’s stock option exercise price is equal to or exceeds the fair value of our common stock at the date of grant. However, a recent change in accounting standards requires all public companies to treat the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year commencing after June 15, 2005. Due to this change, we have changed our accounting policy to record expense for the fair value of stock options granted in 2006, and as a result our operating expenses have increased. Through our compensation plan, we rely on grants of stock options and restricted stock to compensate existing employees and attract new employees. Since we currently are required to expense stock options granted on or after January 1, 2006, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options or if we continue to issue restricted shares, our reported income would decrease. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to our interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, we cannot assure you that any of our pending patent applications will result in the issuance of patents to us. The United States Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing and selling related products. In addition, our pending patent applications include claims to aspects of our products and procedures that are not currently protected by issued patents.

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products. Although we have entered into confidentiality agreements and intellectual property assignment agreements with certain of our employees, consultants and advisors as one of the ways we seek to protect our intellectual property and other proprietary technology, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. Since most of our issued patents and pending patent applications are for the United States only, we lack a corresponding scope of patent protection in other countries, including Japan. Thus, we may not be able to stop a competitor from marketing products in other countries that are similar to some of our products.

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

In addition, we hold licenses with third parties to utilize certain technologies useful in the design and manufacturing of some of our products, including our Zodiac polyaxial pedicle screws, which represented approximately 39.9% and 36.3% of our net sales for 2005 and 2006, respectively. The loss of such licenses could prevent us from manufacturing, marketing and selling these products, which would have a material adverse effect on our business, financial condition and results of operations.

Alphatec Spine licenses patents relating to the polyaxial feature of its pedicle screw from Biomet, Inc., or Biomet, pursuant to a license agreement, or the 555 license agreement. This polyaxial feature is incorporated into Alphatec Spine’s Zodiac and Solanas pedicle screws and may be incorporated into future products. The 555 license agreement provides that the royalty shall remain in full force and effect without modification regardless of any ruling by any court regarding the scope, validity, or enforceability of the patents covered by the 555 license agreement. The validity of the United States patents covered by the 555 license agreement is being challenged by Medtronic in an infringement action brought by Biomet in the United States. On March 20, 2007, the United States Count of Appeals for the Federal Circuit ruled that Medtronic’s current multi-axial screw products do not infringe upon the 555 patent. The European patent covered by the 555 license agreement has been revoked by the European Patent Office after it was successfully challenged in an opposition proceeding in Europe initiated by Stryker and Synthes. Biomet is appealing this decision. Biomet can terminate the license in the event Alphatec Spine fails to make any of the payments required under the license agreement, materially breaches the license agreement, or becomes insolvent.

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

Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and we could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe those patents. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies, including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to United States Patent No. 5,207,678, or the 678 patent. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin Alphatec Spine from further sales and manufacture of its Zodiac and Solanas products pending the outcome of this litigation. Alphatec Spine responded to this complaint on July 31, 2006 and filed counterclaims against Depuy, including an invalidity claim. On October 26, 2006, the plaintiff’s motion for a preliminary injunction was denied. Alphatec Spine does not believe that any of its products infringe on any valid claim of this patent and intends to vigorously defend itself against this complaint. Alphatec Spine has moved for summary judgment of non-infringement. DePuy has cross-moved for partial summary judgment of infringement with respect to one element of the asserted patent claims. The motion and cross-motion have been argued. On March 29, 2007, the court ruled against Alphatec Spine and issued a claim construction order on one element of the asserted patent claims. It has not yet formally ruled on the motion and cross-motion. Given that our Zodiac products constitute a significant portion of our revenues, an adverse outcome in this suit would have a material adverse effect on our business, financial condition and results of operations.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang; the claimant surgeons; in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, Alphatec Spine was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine successfully moved to compel arbitration of the claimant surgeons' claims, but the claimant surgeons appealed the trial court's decision and the Court of Appeal has taken up the matter on appeal. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; whether in arbitration or litigation; however we cannot predict the outcome to this matter or the impact on our financial statements, if any.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. To date, our products have not been the subject of any material product liability claims. Currently, we carry product liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or our inability to secure coverage in the future on commercially reasonable terms, if at all. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, which could harm our financial condition. If longer-term patient results and experience indicate that our products or any component of our products cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

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

We may be subject to damages resulting from claims that we, our employees or our independent distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Many of our independent distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent distributors have inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our competitors. In addition, we have been and may in the future be subject to claims that we caused an employee or independent distributor to break the terms of his or her non-competition agreement or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize products, which could have an adverse effect on our business, financial condition and results of operations.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

The manufacture of certain of our products, including our allograft implants, involves the controlled use of biological, hazardous and/or radioactive materials and waste. Our business and facilities and those of our suppliers are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines. This liability could exceed our resources and any applicable insurance. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites, even if such contamination was not caused by us. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.

We and our independent sales agents must comply with various state and federal anti-kickback, self-referral, false claims and similar laws, the breach of which could cause a material adverse effect on our business, financial condition and results of operations.

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

We have entered into consulting agreements and royalty agreements with surgeons, some of whom make referrals to us. In addition, some of our referring surgeons own shares of our capital stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for consulting services performed by them. While these transactions were structured with the intention of complying with all applicable laws, including the federal ban on physician self-referrals, commonly known as the “Stark Law,” state anti-referral laws and other applicable anti-kickback laws, to the extent applicable, it is possible that regulatory agencies may in the future view these transactions as prohibited arrangements that must be restructured or for which we could be subject to other significant penalties, or prohibit us from accepting referrals from these surgeons. We would be materially impacted if regulatory agencies interpret our financial relationships with certain surgeons who refer our products to be in violation of applicable laws and we were unable to achieve compliance with applicable laws. This could subject us to monetary penalties for non-compliance, the cost of which could be substantial, or we may be unable to accept referrals from such surgeons.

We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which can also be triggered by violations of federal anti-kickback laws; Healthcare

Insurance Portability and Accounting Act of 1996, which makes it a federal crime to commit healthcare fraud and make false statements; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protection. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. Although we believe our marketing, promotional materials and training programs for surgeons do not constitute promotion of unapproved uses of our products, if it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.

The scope and enforcement of these laws are uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory authorities will not challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

Risks Associated with Owning Our Common Stock

We expect that the price of our common stock will fluctuate substantially and the market price of our common stock may decline in value in the future.

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

•	announcements of technological or medical innovations for the treatment of spine pathology;

•	changes in earnings estimates or recommendations by securities analysts;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	changes in healthcare policy in the United States and internationally;

•	product liability claims or other litigation involving us;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;

•	disputes or other developments with respect to intellectual property rights;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in accounting principles; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Based on shares outstanding at December 31, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 42.4% of our outstanding common stock. As a result, these persons, acting together, will have the ability to determine the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing our change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders.

Certain members of our board of directors also serve as officers and directors of HealthpointCapital and its other portfolio companies.

Four members of our board of directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of December 31, 2006, HealthpointCapital owns approximately 38.4% of our outstanding common stock. HealthpointCapital is a private equity fund focused on the worldwide orthopedic device industry. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. For example, HealthpointCapital owns a 33% interest in Scient’x S.A. a French company, John H. Foster, our President and Chief Executive Officer and the Chairman of our Board of Directors, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in, HealthpointCapital, and the Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. He is also a director of Scient’x S.A. Mortimer Berkowitz III, a member of our board of directors, is a managing member of HGP, LLC, the President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC and a director of Scient’x S.A. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital,

HealthpointCapital, LLC, HGP, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders.

Mr. John H. Foster, has a 3.1% beneficial capital interest in HealthpointCapital, a 36.6% direct interest in HGP, LLC and a 22.6% direct and beneficial interest in HealthpointCapital, LLC. Our director Mortimer Berkowitz III has a less than 1% direct capital interest in HealthpointCapital, a 24.4% direct interest in HGP, LLC and a 30.5% direct and beneficial interest in HealthpointCapital, LLC. Our director R. Ian Molson has a less than 1% direct capital interest in HealthpointCapital and a 2.2% direct interest in HealthpointCapital, LLC. Our director Stephen E. O’Neil has a 1.5% direct interest in HealthpointCapital, LLC.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our personnel, information technology systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting and, as part of each of our annual and quarterly reports, that our Chief Executive Officer and Chief Financial Officer make certain certifications regarding our disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our needs for additional financing;

•	our ability to maintain an adequate sales network for our products, including independent distributors;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our business strategy and our underlying assumptions about market data, demographic trends and trends in the treatment of spine disorder;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our ability to scale up our manufacturing capabilities and facilities;

•	our projected capital expenditures;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties,

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs; and

•	our ability to provide consistent, quality levels of service.

Any or all of our forward-looking statements in this Annual Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Annual Report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

We have not received any written comments that have not been resolved from the Securities and Exchange Commission regarding our filings under the Exchange.

Item 2.	Properties

Our corporate office and our manufacturing facilities are located in Carlsbad, California. We believe that our facilities are adequate for our current needs. The table below provides selected information regarding our major facilities, all of which are leased.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters	19,000	February 2008

Carlsbad, California	Product design and manufacturing	21,592	March 2008

Carlsbad, California	Product design and manufacturing	3,367	February 2008

Carlsbad, California	Product design and manufacturing	10,080	March 2008

Westwood, Massachusetts	Allograft distribution	3,354	July 2009

Item 3.	Legal Proceedings

Litigation

We are involved from time to time in litigation or claims arising in the ordinary course of our business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, we believe that the resolution of these matters will not likely have a material adverse effect on our consolidated financial statements.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to United States Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin Alphatec Spine from further sales and manufacture of its Zodiac and Solanas products pending the outcome of this litigation. Alphatec Spine responded to this complaint on July 31, 2006 and filed counterclaims against Depuy, including an invalidity claim. On October 26, 2006 the plaintiff’s motion for a preliminary injunction was denied. Alphatec Spine does not believe that any of its products infringe on this any valid claim of patent and intends to vigorously defend itself against this complaint. Alphatec has moved for summary judgment of non-infringement. DePuy has cross-moved for partial summary judgment of infringement with respect to one element of the asserted patent claims. The motion and cross-motion have been argued and are pending. On March 29, 2007, the court ruled against Alphatec Spine and issue a claim construction order on one element of the asserted patent claims. It has not yet formally ruled on the motion and cross-motion.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang; the claimant surgeons; in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, Alphatec Spine was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine successfully moved to compel arbitration of the claimant surgeons' claims, but the claimant surgeons appealed the trial court's decision and the Court of Appeal has taken up the matter on appeal. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint, whether in arbitration or litigation; however, neither we nor Alphatec Spine can predict the outcome to this matter or the impact on the financial statements, if any.

Litigation Settlements

On February 2, 2006, Alphatec Spine filed a joint complaint with Alphatec Spine’s former President and CEO, Ronald G. Hiscock, in California State Superior Court against Benchmark Medical, Inc. and Benchmark Medical Holdings, Inc., in connection with Benchmark’s failure to pay Mr. Hiscock certain amounts due to him pursuant to his severance agreement with Benchmark. In addition, the complaint sought a declaratory judgment affirming Alphatec Spine’s ability to recruit and hire former Benchmark employees. In March 2006, Benchmark filed a complaint against Mr. Hiscock and our Senior Vice President and Chief Administrative Officer, Vicky Romanoski, in Pennsylvania State court in which Benchmark claimed that each of them violated the terms of their respective severance agreements with Benchmark and sought to have the matter litigated in Pennsylvania rather than California. On June 21, 2006, Alphatec Spine executed a settlement agreement with Benchmark that relieves all parties of all obligations related to prior severance and promissory note agreements between Benchmark and Mr. Hiscock and Ms. Romanoski. The agreement also settles litigation brought by Alphatec and Benchmark against one another related to these matters.

On or about November 22, 2005, Alphatec Spine was one of a number of entities served with a complaint by Abbott Spine, Inc. in the United States District Court for the District of Arizona. The complaint alleged that Alphatec Spine tortiously interfered with a contract that Abbott had with one of its independent sales agents and tortiously interfered with Abbott’s customer relationships in Arizona. In the complaint, Abbott sought monetary damages and to have Alphatec Spine cease and desist the alleged interference. On August 4, 2006, the matter was settled pursuant to a settlement agreement. The settlement agreement ends the litigation brought by Abbott against all parties related to these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year 2006, through the solicitation of proxies or otherwise. The date and place for our annual meeting of stockholders and matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to our annual meeting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since June 2, 2006 under the symbol “ATEC.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported on The NASDAQ Global Market for the periods indicated.

Year ended December 31, 2006	High	Low
Second quarter (beginning June 2, 2006)	$8.98	$6.30
Third quarter	6.64	4.74
Fourth quarter	4.75	2.77

Stockholders

As of March 16, 2007, there were approximately 223 holders of record of an aggregate 34,773,598 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

•

$8.0 million to reduce current amounts outstanding under our $10.0 million revolving credit facility with Bank of the West, of which $8.0 million was available for borrowing as of December 31, 2006; and

•

$3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

As of December 31, 2006, we had used approximately $4.7 million of the net proceeds of this offering for fixed asset investments and $2.4 million for operating activities.

The remaining $16.9 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary products or technologies, or to obtain the right to use such complementary technologies.

Sales of Unregistered Securities

None.

Repurchases of Equity

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
July 1, 2006 to July 31, 2006	9,047	$0.0006	—	—
August 1, 2006 to August 31, 2006	6,315	$0.0006	—	—
September 1, 2006 to September 30, 2006	—	$—	—	—
October 1, 2006 to October 31, 2006	—	$—	—	—
November 1, 2006 to November 30, 2006	—	$—	—	—
December 1, 2006 to December 31, 2006	11,385	$0.0007	—	—

(1)	Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock typically are subject to our lapsing right of repurchase. We may exercise this right of repurchase in the event that a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below, except for 2002, is derived from our audited consolidated financial statements and may not be indicative of future operating results. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8 Financial Statements and Supplementary Data” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor	Combined	Successor(1)	Predecessor(1)	Predecessor(1)	Predecessor(1)	Predecessor(1)
	Year ended December 31, 2006	Year ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
	(In thousands, except per share amounts)						(unaudited)
Revenues	$74,005	$42,326	$36,276	$6,050	$17,821	$10,891	$11,337
Cost of revenues	25,700	17,722	16,040	1,682	5,460	3,703	4,499

Gross profit	48,305	24,604	20,236	4,368	12,361	7,188	6,838

Operating expenses:
Research and development	3,589	967	751	216	1,177	521	415
In-process research and development	—	3,100	3,100	—	—	—	—
Sales and marketing	33,099	18,068	15,031	3,037	5,064	3,640	3,455
General and administrative	33,731	17,512	15,321	2,191	5,942	3,570	3,766

Total operating expenses	70,419	39,647	34,203	5,444	12,183	7,731	7,636

Operating income (loss)	(22,114)	(15,043)	(13,967)	(1,076)	178	(543)	(798)
Other income (expense):
Interest income	701	129	129	—	—	—	—
Interest expense	(2,128)	(2,058)	(1,942)	(116)	(312)	(280)	(240)
Failed acquisition costs	(1,967)	—	—	—	—	—	—
Other income (expense), net	(38)	(119)	(124)	5	739	30	—

Total other income (expense)	(3,432)	(2,048)	(1,937)	(111)	427	(250)	(240)

Income (loss) before tax	(25,546)	(17,091)	(15,904)	(1,187)	605	(793)	(1,038)
Income tax (benefit) provision	270	(3,037)	(3,039)	2	96	41	4

Net income (loss)	(25,816)	(14,054)	(12,865)	(1,189)	509	(834)	(1,042)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(3,450)	(7,601)	(7,601)	—	—	—	—

Net income (loss) available to common stockholders	$(29,266)	$(21,655)	$(20,466)	$(1,189)	$509	$(834)	$(1,042)

Net income (loss) per common share:
Basic	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.06	$(0.09)	$(0.11)

Diluted	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.05	$(0.09)	$(0.11)

Weighted-average shares used in computing net income (loss) per share:
Basic	27,238	18,201	18,201	9,211	9,179	9,298	9,432

Diluted	27,238	18,201	18,201	9,211	9,620	9,298	9,432

Note:

(1)	See Note 1 of the Notes to Audited Condensed Consolidated Financial Statements for a description of the Successor and Predecessor.

	Successor		Predecessor
	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)				(unaudited)
Consolidated Balance Sheet Data
Cash and cash equivalents	$16,943	$2,180	$1,557	$754	$1,123
Working capital	24,108	4,249	726	653	1,460
Total assets	129,277	109,139	11,306	6,289	7,080
Long-term debt, less current portion	3,111	1,728	2,438	1,327	1,310
Note payable to related party, less current portion	—	781	—	—	—
Redeemable convertible preferred, Rolling common and Series C common stock	—	99,413	—	—	—
Redeemable preferred stock	23,703	—	—	—	—
Total stockholders' equity (deficit)	74,996	(19,257)	1,828	998	2,039

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A, Risk Factors.”

Overview

We are a medical device company that designs, develops, manufactures and markets spinal surgery implants used in the treatment of spine disorders. Our principal product offering addresses the United States market for spine fusion products, which is estimated at $3.3 billion for 2006 and expected to grow at an annual growth rate of 13.0% to $3.8 billion in 2007. Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, rods, spinal spacers, and plates. We manufacture substantially all of our products in our Carlsbad, California facilities and we market our products primarily in the United States and Japan. All of our currently marketed medical device products have been cleared by the FDA.

We acquired all of the outstanding capital stock of Alphatec Manufacturing, currently named Alphatec Spine, on March 18, 2005 for aggregate consideration of approximately $76.5 million (including assumed debt and direct costs). Prior to the acquisition of Alphatec Manufacturing, we had no assets other than cash raised to finance the acquisition. We raised $87.3 million from HealthpointCapital and other investors in our initial financings to fund the acquisition and ongoing operations and made cash payments totaling $70.0 million to the former stockholders of Alphatec Manufacturing, assumed debt of $5.5 million and incurred direct costs of $1.0 million in connection with the acquisition. In connection with the acquisition, we repaid $2.7 million of the debt we had assumed. We have not achieved profitability since we acquired Alphatec Manufacturing and anticipate that we will continue to incur net losses for the foreseeable future. When we acquired Alphatec Manufacturing, the shareholders of Alphatec Manufacturing agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have. We subsequently filed a demand for indemnification of $4.5 million in claims we experienced primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, we settled the claim and received $1.0 million, which will be applied as a reduction of goodwill. The remaining $2.2 million in the escrow fund was returned to the shareholders of Alphatec Manufacturing. Certain shareholders of Alphatec Manufacturing used the proceeds from the distribution to purchase an aggregate of $1.1 million of our common stock in a private placement.

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

In June 2006, we completed an initial public offering whereby we sold 9.3 million shares of our common stock at $9.00 per share and received net proceeds of $70.2 million (after underwriting discounts and commissions and offering costs). Following our initial public offering, we made payments to our investors of approximately $35.2 million as partial satisfaction of redemption and dividend obligations. We used $11.0 million of net proceeds to reduce debt.

On January 23, 2007, Alphatec Spine entered into three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine will have rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod, (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage, respectively to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a thin profile cervical plate and (iii) a plate-cage in the United States. The agreement related to the dynamic stabilization rod provides that Alphatec Spine will make an upfront payment of $2.6 million, pay a royalty on sales (with minimum royalties for a period of three years), and commit to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

On January 23, 2007, in connection with Alphatec Spine’s entry into the license agreement described above, we entered into a Termination Agreement and Release with each of Olivier Carli and HealthpointCapital, whereby the stock purchase agreements that we entered into with each of Olivier Carli and HealthpointCapital on September 27, 2006 were terminated by mutual agreement of the parties thereto. Pursuant to transactions contemplated by the stock purchase agreements, we were to acquire 74.1% of the outstanding capital stock of Scient’x, S.A. The termination agreement contained mutual releases. We will not incur any penalties in connection with the termination of the agreements.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who want to use our products for a surgical procedure. The ten largest surgeon users of our products accounted for approximately 23.5% and 35.5% of our revenues in the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

As of December 31, 2006, our products were sold in the United States through a network of approximately 65 independent distributors. We also employ 63 direct sales representatives and sales executives, 46 of whom sell our products in the United States, 15 of whom sell our products in Japan and 2 of whom sell our products in Hong Kong.

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

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below for the period from March 18, 2005 to December 31, 2005 include the results of the Cortek business since its acquisition on September 9, 2005. Successor refers to Alphatec Holdings. Predecessor refers to Alphatec Spine prior to its acquisition by Alphatec Holdings on March 18, 2005. Combined refers to the combined results of Predecessor and Alphatec Holdings. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Successor	Combined	Successor(1)	Predecessor(1)	Predecessor(1)	Predecessor(1)	Predecessor(1)
	Year ended December 31, 2006	Year ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
							(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.7	41.9	44.2	27.8	30.6	34.0	39.7

Gross profit	65.3	58.1	55.8	72.2	69.4	66.0	60.3
Operating expenses:
Research and development	4.8	2.3	2.1	3.6	6.6	4.8	3.7
In-process research and development	—	7.3	8.5	—	—	—	—
Sales and marketing	44.7	42.7	41.4	50.2	28.4	33.4	30.5
General and administrative	45.6	41.4	42.2	36.2	33.3	32.8	33.2

Total operating expenses	95.1	93.7	94.2	90.0	68.3	71.0	67.4

Operating loss	(29.8)	(35.6)	(38.4)	(17.8)	1.1	(5.0)	(7.1)

Other income (expense):
Interest income	0.9	0.3	0.4	0.0	0.0	0.0	0.0
Interest expense	(2.9)	(4.9)	(5.4)	(1.9)	(1.8)	(2.6)	(2.1)
Failed acquisition costs	(2.6)	—	—	—	—	—	—
Other income (expense), net	(0.1)	(0.3)	(0.3)	0.1	4.1	0.3	0.0

Total other income (expense)	(4.7)	(4.9)	(5.3)	(1.8)	2.3	(2.3)	(2.1)

Loss before tax	(34.5)	(40.5)	(43.7)	(19.6)	3.4	(7.3)	(9.2)
Income tax (benefit) provision	0.4	(7.2)	(8.4)	—	0.5	0.4	—

Net loss	(34.9)%	(33.3)%	(35.3)%	(19.6)%	2.9%	(7.7)%	(9.2)%
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(4.7)	(18.0)	(21.0)	—	—	—	—

Net loss available to common stockholders	(39.6)%	(51.3)%	(56.3)%	(19.6)%	2.9%	(7.7)%	(9.2)%

Note:

(1)	See Note 1 of the Notes to Audited Condensed Consolidated Financial Statements for a description of the Successor and Predecessor.

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, spinal spacers and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. Prior to our acquisition, Alphatec Spine generated a portion of its U.S. revenues from orthopedic trauma products. We expect that our future revenues in the United States will be solely generated from spinal surgery products. In Japan, where orthopedic trauma surgeons also perform most spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine fusion products.

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

Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board.

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

General and administrative. Our general and administrative expense consists primarily of salaries and related employee benefits, professional services and fees paid for external service providers, and travel, legal, and other public company costs.

Interest and other income (expense), net. We have a stock purchase agreement in place that could require us to repurchase shares of Alphatec Pacific stock based on the fair market value of those shares. We granted the put right to the Chairman, President and Chief Executive Officer of Alphatec Pacific in connection with a loan he made to Alphatec Pacific to finance the repurchase of Alphatec Pacific’s distribution rights in Japan. Interest and other income (expense), net primarily consists of interest expense, including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs, as discussed in Note 7 to our financial statements.

Income tax provision (benefit). The income tax expense for 2006 consisted primarily of foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill. The income tax benefit for 2005 is primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and the expenses related to the Alphatec Pacific stock purchase agreement described in “Interest and other income (expense), net” above.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All of redeemable convertible preferred stock, Rolling common and Series C common stock were converted into a combination common stock and new redeemable preferred stock at the closing of our initial public offering.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 (Combined Predecessor and Successor)

Revenues. Revenues increased $31.7 million, or 74.8%, to $74.0 million for fiscal 2006 from $42.3 million for fiscal 2005. The increase was attributable to continued surgeon adoption of our spine fusion products and expansion of our distribution network in U.S. of $21.9 million, the incremental sales of $7.8 million from the acquisition of Ishibe in the fourth quarter 2005 and organic growth in Alphatec Pacific of $2.0 million.

Cost of Revenues. Cost of revenues increased $8.0 million, or 45.0%, to $25.7 million in fiscal 2006, from $17.7 million in fiscal 2005. The increase in cost of revenues was primarily in product costs of $7.0 million, which consisted of increased sales of products of $6.8 million and additional instrument depreciation of $1.5 million due to higher capital levels of surgical instrument sets used in surgeries , which was offset by the $1.3 million expense related to the step-up in basis of acquired inventories that was incurred in 2005. Royalties increased to $3.0 million in fiscal 2006, from $2.7 million in fiscal 2005. The increase in royalties resulted primarily from increased sales of royalty-bearing products, particularly our Zodiac polyaxial pedicle screw. Furthermore, purchased intangible amortization increased by $0.7 million due to the full year of amortization in 2006.

Gross profit. Gross profit increased $23.7 million, or 96.3%, to $48.3 million in fiscal 2006, from $24.6 million in fiscal 2005. Gross profit of 65.3% of revenues in fiscal 2006 increased 7.2 percentage points from 58.1% in fiscal 2005. The 7.2 percentage point increase is comprised of a 3.0 percentage points associated with the $1.3 million expense related to the step-up in basis of acquired inventories that occurred in 2005, 2.4 percentage points related to royalties due to the mix of sales, 1.2 percentage points associated with the amortization of purchased intangibles over a larger revenue base and 0.6 percentage improvement in manufacturing operations.

Research and development. Research and development expenses increased $2.6 million to $3.6 million in fiscal 2006, from $1.0 million in fiscal 2005. The expense increases are primarily due to increases in (i) compensation expenses of $1.2 million, primarily due to the increase in 13 positions to support our product development, and (ii) lab supplies and equipment expenses of $0.7 million to support the development of new products in all product lines and (iii) stock-based compensation expense of $0.3 million, as a result of the adoption of SFAS 123(R). As a percentage of revenues, research and development increased to 4.8% for fiscal 2006, from 2.3% in fiscal 2005.

In-process research and development. In-process research and development expenses decreased $3.1 million to $0 million in fiscal 2006, from $3.1 million in fiscal 2005. This decrease primarily resulted from the $3.1 million accounting charge associated with purchased in-process research and development related to the acquisition of Alphatec Spine.

Sales and marketing. Sales and marketing expenses increased $15.0 million to $33.1 million for fiscal 2006, from $18.1 million for fiscal 2005. The increase was primarily due to an increase in sales commissions of

$7.3 million related to increased sales volume, an increase of $3.9 million in employee compensation and benefits, $0.3 million in stock-based compensation expense, as a result of the adoption of SFAS 123(R) and $1.0 million in travel and entertainment. As a percentage of revenues, sales and marketing expenses increased to 44.7% in fiscal 2006 from 42.7% in fiscal 2005.

General and administrative. General and administrative expenses increased $16.2 million to $33.7 million for fiscal 2006, from $17.5 million for fiscal 2005. The increase was primarily due to $6.5 million in costs associated with the senior management reorganization that included $3.8 million in stock-based compensation expense, as a result of the adoption of SFAS 123(R) and $2.8 million in compensation expense, $3.5 million due to the Japan acquisitions, $2.3 million in legal fees, $1.6 million in IPO bonuses, $0.6 million in employee compensation and benefits and related costs and $0.6 million in stock compensation. As a percentage of revenues, general and administrative expenses increased to 45.6% in fiscal 2006 from 41.4% in fiscal 2005.

Other income (expense), net. We recorded net other expense of $3.4 million in fiscal 2006, primarily attributable to $2.0 million is costs associated with the failed acquisition costs for Scient’x, and $1.3 million of interest expense recorded to accrete the value of the put right to its fair value.

Income tax provision (benefit). We recorded income tax expense of $0.3 million for fiscal year 2006, primarily attributable to foreign income taxes and the tax effect of changes in deferred tax liabilities associated with goodwill that is amortizable for tax purposes. We recorded an income tax benefit of $3.0 million for fiscal 2005, primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and interest expense resulting from the change in the fair market value of the put right related to shares of Alphatec Pacific subject to the stock purchase agreement.

Year Ended December 31, 2005 (Combined Predecessor and Successor) Compared to the Year Ended December 31, 2004

Revenues. Revenues increased $24.5 million, or 137.6%, to $42.3 million for fiscal 2005 from $17.8 million for fiscal 2004. Approximately 40% of the increase in revenues was due to new spinal implant product introductions, primarily the Novel spacers and the ROC plating system for lumbar fusions. The remaining increase was attributable to continued surgeon adoption of our spine fusion products and expansion of our distribution network. Geographically, our domestic sales reach grew from 11 states to 39 states from December 31, 2004 to December 31, 2005.

Cost of Revenues. Cost of revenues increased $12.2 million, or 221.8%, to $17.7 million in fiscal 2005, from $5.5 million in fiscal 2004. The increase in cost of revenues was primarily in product costs that increased to $13.0 million in fiscal 2005, from $4.8 million in fiscal 2004. This increase was driven by the increased sales of products and $1.3 million related to the step-up in basis of acquired inventories. Royalties increased to $2.7 million in fiscal 2005, from $0.7 million in fiscal 2004. The increase in royalties resulted primarily from increased sales of royalty-bearing products, particularly our Zodiac polyaxial pedicle screw. The mix of products sold in fiscal 2005 also contributed to higher royalty costs as a percentage of revenue.

Gross profit. Gross profit increased $12.2 million, or 98.4%, to $24.6 million in fiscal 2005, from $12.4 million in fiscal 2004. Gross profit of 58.1% of revenues in fiscal 2005 decreased 11.3 percentage points from 69.4% in fiscal 2004. The 11.3 percentage point decrease is comprised of the 4.9 percentage points, or $3.1 million, in amortization of purchased intangibles that was not a cost factor in 2004, 4.8 percentage points, or $2.7 million, in higher royalty costs, and 1.6 percentage points, or $1.0 million, in higher inventory write-offs and production ramp-up costs in 2005.

Research and development. Research and development decreased $0.2 million to $1.0 million in fiscal 2005, from $1.2 million in fiscal 2004. As a percentage of revenues, research and development expenses decreased to 2.3% for fiscal 2005, from 6.6% in fiscal 2004.

In-process research and development. In-process research and development expenses increased $3.1 million to $3.1 million in fiscal 2005, from $0 million in fiscal 2004. This increase resulted from the accounting charge associated with purchased in-process research and development related to the acquisition of Alphatec Spine. As a percentage of revenues, research and development and in-process research and development expenses were 7.3% for fiscal 2005.

Sales and marketing. Sales and marketing expenses increased $13.0 million to $18.1 million for fiscal 2005, from $5.1 million for fiscal 2004. The increase was primarily due to an increase in sales commissions of $6.5 million related to the increased sales volume, and development of the infrastructure to support the growth plan. As a percentage of revenues, selling and marketing expenses increased to 42.7% in fiscal 2005 from 28.4% in fiscal 2004.

General and administrative. General and administrative expenses increased $11.6 million to $17.5 million for fiscal 2005, from $5.9 million for fiscal 2004. The increase was primarily due to the development of the infrastructure to support the sales growth and preparing the company for going public. As a percentage of revenues, general and administrative expenses increased to 41.4% in fiscal 2005 from 33.3% in fiscal 2004.

Other income (expense), net. We recorded net other expense of $2.0 million in fiscal 2005, primarily attributable to $1.5 million of interest expense recorded to accrete the value of the put right to its fair value and amortize the related debt issuance cost. During fiscal 2004, we recorded net other income of $0.4 million primarily consisting of $0.6 million of settlement income related to a lawsuit against a former customer with which we had entered into a distribution agreement in 2001. The settlement income was offset by $0.3 million of interest expense.

Income tax provision (benefit). We recorded an income tax benefit of $3.0 million for fiscal 2005, primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and interest expense resulting from the change in the fair market value of the put right related to shares of Alphatec Pacific subject to the stock purchase agreement. We were able to realize a tax benefit on our operating loss to the extent we had deferred tax credits in an equal or greater amount. During fiscal 2004, we recorded a provision for income taxes of $0.1 million, primarily attributable to state taxes currently payable.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, the issuance of equity and bank borrowings. Principal uses of cash have included acquisitions, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, and potential acquisitions. We have not achieved profitability since we acquired Alphatec Spine, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds from our initial public offering, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities will be sufficient to fund our projected operating requirements for at least through 2007. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Initial public offering (IPO)

We raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related costs. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

•	$8.0 million to reduce amounts then outstanding under our $10.0 million revolving credit facility with Bank of the West, of which $8.0 million is available for borrowing at December 31, 2006; and

•

$3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

We used approximately $4.7 million of the net proceeds of this offering for fixed assets and $2.4 million for operating activities.

The remaining $16.9 million of net proceeds from this offering will be used to expand our sales and marketing activities, to support our research and development efforts, to fund the clearance or approval and subsequent commercialization of our near-term product candidates, and to acquire complementary products, or technologies, or to obtain the right to use such complementary technologies.

Operating activities

We used net cash of $8.6 million in operating activities for the year ended December 31, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $25.8 million, an increase in working capital and other assets of $0.9 million, primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $18.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and interest expense related to amortization of debt discount and revaluation of the put right.

We used net cash of $8.2 million in operating activities for the year ended December 31, 2005. During this period, net cash used in operating activities primarily consisted of a net loss of $14.1 million, an increase in working capital and other assets of $2.7 million primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $3.1 million related to the non-cash write-off of purchased in-process research and development and $5.4 million of non-cash costs including amortization, depreciation, stock-based compensation and deferred income taxes.

Investing activities

We used net cash of $10.8 million in investing activities for the year ended December 31, 2006 primarily for the purchase of $9.7 million in instruments, computer equipment, leasehold improvements and manufacturing equipment and $1.1 million investment in a certificate of deposit as collateral for one standby letter of credit issued to secure the lines of credit for Alphatec Pacific and Milverton with Resona Bank.

We used net cash of $81.0 million in investing activities for the year ended December 31, 2005, primarily related to the acquisitions of Alphatec Spine and Cortek and $4.2 million utilized for the purchase of instruments, leasehold improvements and manufacturing equipment.

Financing activities

We generated net cash of $33.8 million from financing activities for the year ended December 31, 2006. $70.2 million was the net proceeds from our initial public offering. Cash used in financing activities was for stock redemption of $35.1 million, retiring notes payables of $4.7 million, paying off our line of credit in the United States of $0.8 million, and $0.4 million of other items, offset by new borrowings of $4.6 million.

We generated net cash of $91.0 million from financing activities for the year ended December 31, 2005 primarily due to monies received to fund our acquisition of Alphatec Spine.

Debt and credit facilities and repurchase obligations

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. Borrowings under the financing arrangement bear interest at the bank’s prime rate or LIBOR plus 2.25%, with interest payable monthly. Availability under the revolving line of credit is subject to a borrowing base equal to 50% to 80% of eligible accounts receivable and 20% to 40% of eligible inventory, subject to certain limitations. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability (as defined in the credit agreement) and restricting certain mergers and acquisitions without prior approval of the bank. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. The financing is collateralized by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by us. In the third amendment to the credit agreement dated as of June 27, 2006, the revolving line of credit was increased by $2 million to $12 million. As of December 31, 2006, there was $0.6 million outstanding borrowing under this line of credit. As of September 30 and December 31, 2006, Alphatec Spine was not in compliance with one of the covenants under this credit facility. In November 2006 and March 2007, Alphatec Spine obtained a waiver for the covenant breach and entered into an amendment to the credit facility, pursuant to which the interest rate of the facility is increased from the bank’s prime rate or LIBOR plus 2.25% to the bank’s prime rate plus 0.50% or LIBOR plus 3.25%. The March 2007 bank amendment deleted the quarterly and annual net profit financial condition, modified the net loss financial condition and modified the definition of borrowing base covenants.

Alphatec Spine had also entered into an earlier credit facility with Bank of the West in July 2005. This prior facility was paid in full and terminated when Alphatec Spine entered into its new credit facility. There was a balance of $3.8 million under this credit facility, which was paid in full on January 25, 2006 with funds borrowed under Alphatec Spine’s new credit facility. Alphatec Spine was not in compliance with several of the covenants under this credit facility at September 30, 2005 and December 31, 2005. Alphatec Spine obtained a waiver for each such non-compliance.

We have entered into various capital lease arrangements through December 31, 2006. The leases bear interest at rates ranging from 0% to 16.44%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from October 2006 to March 2010.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (GECC) for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years, bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of the lender and are guaranteed by us. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West, which is also guaranteed by us) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loans have cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. We are currently in compliance with the covenants under the GECC loans and have obtained an oral waiver of the cross default of the GECC loan provisions relating to defaults under the Company’s Bank of the West line of credit. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

During the fourth quarter of 2006, Alphatec Spine entered into an additional term loan with GECC for approximately $1.0 million in order to finance certain previously purchased machinery and office equipment. The loan is for a term of three years, bearing interest of 10.55% and Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.3 million. The term loan has similar requirements as the term loans executed in the second quarter of 2006.

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $1.4 million and $2.6 million was outstanding at December 31, 2005 and December 31, 2006, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility, Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a standby letter of credit issued through Bank of the West which expires on October 31, 2007.

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

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2007	2008	2009	2010	2011
Contractual Obligations
Lines of credit—Aozora Bank-API	$2,889	$2,833	$56	$—	$—	$—
Lines of credit—BOW Bank-ASI	560	560	—	—	—	—
Notes payable to Cannwill Inc—Insurance	159	159	—	—	—	—
Notes payable to GE Capital	3,903	1,475	1,475	953	—	—
Capital lease obligations	1,497	625	519	340	13	—
Operating lease obligations	3,222	1,792	790	293	207	140
Supply agreements(1)	15,205	6,155	6,325	2,725	—	—

Total	$27,435	$13,599	$9,165	$4,311	$220	$140

(1)	The supply agreements category includes $5.8 million in projected payments pertaining to a supply agreement with OsteoBiologics, Inc. that was canceled in March 2007 with no penalties.

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

We review the components of inventory on a quarterly basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have up to a four year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of revenues.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. During 2006, the weighted average assumptions used in the Black-Scholes model were 6.5 years for the expected term, 62%—65% for the expected volatility, 4.5%—4.7% for the risk free rates, 15% forfeiture rate and 0% for dividend yield for the fiscal year ended December 31, 2006. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term for 2006 reflects the application of the simplified method set out in Staff Accounting Bulletin (SAB) No. 107, which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option trenches.

Estimated volatility for fiscal 2006 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

The following table breaks out stock-based compensation by line item included in the Condensed Consolidated Financial Statements (in thousands, except per share data):

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
Cost of revenues	$779	$106	$—	$—
Research and development	304	53	37	—
Sales and marketing	1,340	294	980	—
General and administrative	6,405	869	1,143	280

Total	$8,828	$1,322	$2,160	$280

Effect on basic and diluted net loss per share	$(0.32)	$(0.07)	$(0.23)	$0.03

As of December 31, 2006, there was $7.1 million of unrecognized compensation expense for stock options and awards which is expected to be recognized over a weighted-average period of approximately 2.6 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2006, 2005 and 2004.

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

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 0.4 million shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, we recorded total stock-based compensation within stockholders’ equity of $0.04 million.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Alphatec Spine had a credit facility from Bank of the West, under which Alphatec Spine had an outstanding balance of $2.5 million as of December 31, 2005. On January 24, 2006, Alphatec Spine entered into a new credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full its prior credit facility. As of December 31, 2006, Alphatec Spine has $0.6 million in borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate plus 0.50% or LIBOR plus 3.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the twelve months ended December 31, 2006, our revenues denominated in foreign currencies were $13.4 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the United States are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the twelve months ended December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during the fourth quarter of our last fiscal year, other than as discussed above in connection with the identification and remediation of the material weakness that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Conduct and Ethics,” and “Corporate Governance Matters” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership

The information required by this item will be set forth under the caption “Share Ownership” in the Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plan Approved by Securityholders(1)	737,344		$3.76	785,406
Equity Compensation Plans not Approved by Securityholders	—		—	—
Total	737,344	(2)(3)	$3.76	785,406

(1)	This plan consists of the Company’s Amended and Restated 2005 Employee, Director and Consultant Stock Plan.
(2)	This number excludes 1,614,667 shares of restricted stock awards issued and unvested as of December 31, 2006.
(3)	Includes options to purchase 50,171 shares of the Company’s common stock issued under the Company’s Amended and Restated 2005 Employee, Director and Consultant Stock Plan that were cancelled after December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Independent Public Accountants” in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in Item 8 to this Annual Report on Form 10-K.

(1) Financial Statements:

(3) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Restated By-laws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders’ Agreement by and among the Registrant, Healthpoint Capital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

10.1(5)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(6)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(7)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(8)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.7(9)	Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of January 25, 2006 and amended by the First Amendment to Credit Agreement, dated as of March 7, 2006.

10.8(10)	Security Agreement by and between Alphatec Holdings, Inc. and Bank of the West, dated as of January 25, 2006.

10.9(11)	Continuing Guaranty by Alphatec Holdings, Inc. in favor of Bank of the West, dated as of January 25, 2006.

10.10(12)	Lease Agreement by and between Alphatec Spine, Inc. and El Cedro LLC, dated as of March 31, 2001, amended by the First Amendment to the Lease Agreement, dated as of February 23, 2004 and extended by the Lease Extension Agreement, dated as of April 19, 2006.

10.11(13)	Lease Agreement by and between Alphatec Spine, Inc. and Roy P. Josepho and Roberta B. Josepho, Trustees, dated as of December 11, 2003 and amended by the First Amendment to the Lease Agreement, dated as of May 1, 2006.

10.12(14)	Lease Agreement by and between Alphatec Spine, Inc. and Roger D. Anderson Trust, dated as of September 3, 2004.

10.13(15)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of July 29, 2005.

10.14(16)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of August 26, 2005.

10.15(17)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.16(18)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc. dated as of April 24, 2003.

10.17(19)	Stock Purchase Agreement by and between Alphatec Spine, Inc. and Shunshiro Yoshimi, dated as of August 11, 2005.

10.18(20)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and Keystone Surgical, LLC, dated as of October 1, 2005.

10.19(21)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.20†	Private Label Supply Agreement by and between IsoTis OrthoBiologics, Inc. and Alphatec Spine, Inc., dated as of July 1, 2006.

10.21†	Patent License Agreement by and between Alphatec Spine, Inc. and Scient’x S.A. dated January 23, 2007.

10.22(22)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and M. Ross Simmonds, dated October 12, 2006.

10.23*	Amended and Restated Employment Agreement among Herbert J. Bellucci, Alphatec Spine, Inc. and Alphatec Holdings, Inc., dated as of July 17, 2006.

10.24(23)*	Executive Services Agreement by and between Alphatec Spine, Inc. and Shunshiro Yoshimi, dated as of August 11, 2005.

10.25(24)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Steven M. Yasbek, dated as of October 18, 2006.

10.26*	Amended and Restated Employment Agreement among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steven Reinecke, dated July 17, 2006.

10.27*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.28	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Scott Wiese, dated December 13, 2006.

10.29(25)	Separation Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stephen T.D. Dixon, dated October 23, 2006.

10.30*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D. dated October 13, 2006.

10.31	Security Agreement by and between Alphatec Spine, Inc. and Bank of West, dated January 12, 2007.

10.32	Fourth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of November 11, 2006.

10.33	Sixth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of January 12, 2007.

10.34	Seventh Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of March 7, 2007.

10.35	Fifth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated November 17, 2006.

10.36	Second Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated April 26, 2006.

10.37	Third Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated June 27, 2006.

21.1(26)	List of subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document
1	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.
2	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.
3	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.
4	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
5	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.
6	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.
7	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.
8	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.
9	Incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
10	Incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
11	Incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
12	Incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
13	Incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
14	Incorporated by reference from Exhibit 10.22 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
15	Incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
16	Incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
17	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
18	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006
19	Incorporated by reference from Exhibit 10.27 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
20	Incorporated by reference from Exhibit 10.31 Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006
21	Incorporated by reference from Exhibit 10.32 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006
22	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K on October 18, 2006.
23	Incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.
24	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K on October 23, 2006.
25	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K on October 23, 2006.
26	Incorporated by reference from Exhibit 21.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: April 2, 2007	By:	/s/ JOHN H. FOSTER
	Name:	John H. Foster
	Title:	President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN H. FOSTER John H. Foster	President, Chief Executive Officer and Chairman (principal executive officer)	April 2, 2007

/s/ STEVEN M. YASBEK Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	April 2, 2007

/s/ MORTIMER BERKOWTIZ III Mortimer Berkowtiz III	Director	April 2, 2007

/s/ R. IAN MOLSON R. Ian Molson	Director	April 2, 2007

/s/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	April 2, 2007

/s/ STEPHEN J. HOCHSCHULER, M.D. Stephen J. Hochschuler, M.D.	Director	April 2, 2007

ALPHATEC HOLDINGS, INC.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. (the “Successor”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006 and for the period from March 18, 2005 through December 31, 2005. We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Alphatec Manufacturing, Inc., (the “Predecessor”) for the period from January 1, 2005 through March 17, 2005 and for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Successor at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and for the period March 18, 2005 through December 31, 2005 and the consolidated results of operations and cash flows of the Predecessor for the period from January 1, 2005 through March 17, 2005 and for the year ended December 31, 2004 in conformity with generally accepted accounting principles in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Alphatec Holdings, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R) (Revised 2004).

/s/ Ernst & Young LLP

San Diego, California

March 28, 2007

A LPHATEC HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$16,943	$2,180
Restricted cash	1,100	—
Accounts receivable, net	10,583	9,361
Inventories, net	13,454	8,458
Prepaid expenses and other current assets	2,234	1,050
Deferred income tax asset	1,184	3,057

Total current assets	45,498	24,106
Property and equipment, net	12,583	7,206
Goodwill	60,389	60,946
Intangibles, net	10,185	13,644
Other assets	622	3,237

Total assets	$129,277	$109,139

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,798	$4,103
Accrued expenses	10,369	8,832
Lines of credit	3,163	3,942
Current portion of long-term debt	2,060	1,280
Current portion of note payable to related party	—	1,700

Total current liabilities	21,390	19,857
Long-term debt, less current portion	3,111	1,728
Note payable to related party, less current portion	—	781
Other long-term liabilities	1,886	1,711
Deferred income tax liabilities	1,467	3,057
Commitments and contingencies
Minority interest	2,724	1,914
Redeemable convertible preferred, Rolling common and Series C common stock, $0.0001 par value; 10,929 shares authorized at December 31, 2005; no shares and 8,773 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	—	99,348
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2006; 3,333 and no shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	23,703	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000 and 70,848 shares authorized; 34,774 and 20,602 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	3	1
Additional paid-in capital	113,563	12,016
Deferred compensation	—	(18,296)
Accumulated other comprehensive income (loss)	111	(113)
Accumulated deficit	(36,681)	(12,865)

Total stockholders’ equity (deficit)	74,996	(19,257)

Total liabilities and stockholders’ equity (deficit)	$129,277	$109,139

See accompanying notes.

A LPHATEC HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004
	(In thousands, except per share amounts)
Revenues	$74,005	$36,276	$6,050	$17,821
Cost of revenues	25,700	16,040	1,682	5,460

Gross profit	48,305	20,236	4,368	12,361
Operating expenses:
Research and development	3,589	751	216	1,177
In-process research and development	—	3,100	—	—
Sales and marketing	33,099	15,031	3,037	5,064
General and administrative	33,731	15,321	2,191	5,942

Total operating expenses	70,419	34,203	5,444	12,183

Operating income (loss)	(22,114)	(13,967)	(1,076)	178
Other income (expense):
Interest income	701	129	—	—
Interest expense	(2,128)	(1,942)	(116)	(312)
Failed acquisition costs	(1,967)	—	—	—
Other income (expense), net	(38)	(124)	5	739

Total other income (expense)	(3,432)	(1,937)	(111)	427

Income (loss) before tax	(25,546)	(15,904)	(1,187)	605
Income tax (benefit) provision	270	(3,039)	2	96

Net income (loss)	(25,816)	(12,865)	(1,189)	509
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(3,450)	(7,601)	—	—

Net income (loss) available to common stockholders	$(29,266)	$(20,466)	$(1,189)	$509

Net income (loss) per common share:
Basic	$(1.07)	$(1.12)	$(0.13)	$0.06

Diluted	$(1.07)	$(1.12)	$(0.13)	$0.05

Weighted-average shares used in computing net income (loss) per share:
Basic	27,238	18,201	9,211	9,179

Diluted	27,238	18,201	9,211	9,620

See accompanying notes.

A LPHATEC HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
	(In thousands)
Predecessor:
Balance at December 31, 2003	9,403	$94	$6,778	—	$(215)	$(136)	$(5,523)	$998
Issuance of common stock	10	—	10	—	—	—	—	10
Reacquisition of common stock	(178)	(2)	(160)	—	162	—	—	—
Repayment of notes receivable from stockholders and related stock-based compensation expense	—	—	92	—	16	—	—	108
Deferred employee stock-based compensation	—	—	1,326	(1,326)	—	—	—	—
Amortization of deferred employee stock-based compensation	—	—	—	187	—	—	—	187
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	509	509
Total comprehensive loss	—	—	—	—	—	—	—	525

Balance at December 31, 2004	9,235	92	8,046	(1,139)	(37)	(120)	(5,014)	1,828
Reacquisition of common stock	(10)	—	(9)	—	9	—	—	—
Repayment of notes receivable from stockholders and related stock-based compensation expense	—	—	189	—	2	—	—	191
Stock-based compensation related to sale of stock to employees	—	—	832	—	—	—	—	832
Amortization of deferred employee stock-based compensation	—	—	—	1,139	—	—	—	1,139
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(1,189)	(1,189)

Total comprehensive loss	—	—	—	—	—	—	—	(1,193)

Balance at March 17, 2005	9,225	$92	$9,058	$—	$(26)	$(124)	$(6,203)	$2,797

See accompanying notes.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
	(In thousands)
Successor:
Issuance of restricted stock, net of repurchases	1,985	$—	$—	$—	$—	$—	$—
Issuance of common stock in connection with preferred stock sale	18,617	1	(1)	—	—	—	—
Deferred employee stock-based compensation	—	—	20,531	(20,531)	—	—	—
Cancellation of deferred employee stock-based compensation	—	—	(952)	953	—	—	1
Amortization of deferred employee stock-based compensation	—	—	—	1,282	—	—	1,282
Non-employee stock-based compensation	—	—	39	—	—	—	39
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common	—	—	(7,601)	—	—	—	(7,601)
Comprehensive loss:							—
Foreign currency translation adjustments	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	(12,865)	(12,865)
Total comprehensive loss	—	—	—	—	—	—	(12,978)

Balance at December 31, 2005	20,602	1	12,016	(18,296)	(113)	(12,865)	(19,257)
Reversal of deferred compensation balance required with the adoption of SFAS No. 123(R)	—	—	(18,296)	18,296	—		—
Exercise of stock options	1	—	—	—	—	—	—
Stock-based compensation	—	—	8,828	—	—	—	8,828
Repurchase of common stock from employees	(248)	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common and dividend in kind	1,482	—	(3,450)	—	—		(3,450)
Series B stock dividend	1	—	—	—	—	—	—
Record issuance of new common for redemption	3,636	—	44,238	—	—	—	44,238
Net proceeds from initial public offering, net of offering costs	9,300	2	70,237	—	—	—	70,239
Other			(10)				(10)
Comprehensive loss:							—
Foreign currency translation adjustments	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	(25,816)	(25,816)

Total comprehensive loss	—	—	—	—	—	—	(25,592)

Balance at December 31, 2006	34,774	$3	$113,563	$—	$111	$(38,681)	$74,996

See accompanying notes.

A LPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004
	(In thousands)
Operating activities:
Net income (loss)	$(25,816)	$(12,865)	$(1,189)	$509
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,743	3,381	159	634
Stock-based compensation	8,828	1,322	2,160	280
Write-off of purchased in-process research and development	—	3,100	—	—
Interest expense related to amortization of debt discount and revaluation of put right	1,272	1,452	—	—
Deferred income taxes	285	(3,075)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,272)	(3,026)	(1,401)	(1,367)
Inventories	(4,554)	430	(84)	(742)
Prepaid expenses and other current assets	(1,268)	(265)	(241)	(27)
Income taxes receivable	71	(17)	—	19
Other assets	2,611	(197)	6	13
Accounts payable	1,722	(402)	86	965
Accrued expenses and other	1,785	2,128	298	998

Net cash (used in) provided by operating activities	(8,593)	(8,034)	(206)	1,282

Investing activities:
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	(5)	(69,990)	—	—
Acquisition of certain assets and liabilities of Cortek, Inc., net of cash acquired	54	(7,398)	—	—
Acquisition of Ishibe Medical Co. Ltd, net of cash acquired	—	651	—	—
Purchases of instruments, property and equipment	(9,702)	(4,198)	(60)	(598)
Investment in Certificate of Deposit	(1,100)	—	—	—

Net cash used in investing activities	(10,753)	(80,935)	(60)	(598)

Financing activities:
Net proceeds from issuance of common stock	70,239	—	—	10
Proceeds from issuance of Rolling common, Series C common and preferred stock	221	91,609	—	—
Borrowings (repayments) under lines of credit	(755)	3,079	—	—
Principal payments on capital lease obligations	(669)	(579)	(155)	(522)
Proceeds from issuance of notes payable	4,629	1,192	—	1,293
Principal payments on notes payable	(4,729)	(2,944)	(80)	(613)
Deferred Costs paid in connection with initial public offering	—	(1,195)	—	—
Repayment of supply agreement obligation	(75)	(75)	—	(75)
Stock redemption	(35,153)	—	—	—
Repayment of stockholder notes receivable	65	139	2	17

Net cash provided by (used in) financing activities	33,773	91,226	(233)	110

Effect of exchange rate changes on cash and cash equivalents	336	(77)	(2)	9

Net increase (decrease) in cash and cash equivalents	14,763	2,180	(501)	803
Cash and cash equivalents at beginning of period	2,180	—	1,557	754

Cash and cash equivalents at end of period	$16,943	$2,180	$1,056	$1,557

See accompanying notes.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS—(Continued)

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$658	$431	$102	$268

Accretion to redemption value of redeemable stock	$3,450	$7,601	$—	$—

Repurchase of distribution rights	$—	$3,098	$—	$—

Revaluation of put right (“Minority interest”)	$(810)	$598	$—	$—

Purchases of property and equipment through capital leases	$46	$246	$—	$1,921

Issuance (forgiveness) of notes receivable from stockholders	$(10)	$204	$(9)	$(162)

Issuance of supply agreement obligation	$—	$—	$—	$225

A LPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Alphatec Holdings, Inc. (“Alphatec,” the “Successor” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding common stock of the Predecessor (as hereinafter defined) on March 18, 2005, as more fully described in Note 2.

Alphatec Spine, Inc., formerly known as Alphatec Manufacturing, Inc., (the “Predecessor”), is a California corporation organized in May 1990 and is primarily engaged in the development, manufacturing, and sale of medical devices for use in orthopedic trauma, spinal, and reconstructive surgeries. The Predecessor’s principal operating activities are conducted through Alphatec Spine, Inc. and its consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited (“Milverton”), a Hong Kong corporation.

Basis of Presentation

The consolidated financial statements of the Predecessor include the accounts of Alphatec Spine, Inc. and its wholly owned subsidiaries, Alphatec Pacific, Milverton and Nexmed.

The consolidated financial statements of the Successor include the accounts of Alphatec and Alphatec Spine, Inc. and its wholly owned subsidiaries, Nexmed and Milverton and its 80% owned subsidiary, Alphatec Pacific. Intercompany balances and transactions have been eliminated in consolidation.

The consolidated statement of operations for the period from March 18, 2005 to December 31, 2005 includes the results of the Cortek business from the beginning of the accounting period nearest to its acquisition date (September 9, 2005). See Note 2.

Nexmed did not have significant activity during any of the periods presented.

On May 3, 2006, the Company’s board of directors approved a 3.57-for-1 stock split in the form of a dividend of 2.57 shares of the Company’s outstanding common stock. The accompanying consolidated financial statements of the successor and these notes give retroactive effect to the stock split for all periods presented. This resulted in the issuance of 15.5 million shares of additional common stock to the Company’s common stockholders.

Foreign Currency Translation and Transactions

The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese and Hong Kong subsidiaries is the Japanese yen and the Hong Kong dollar, respectively. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Gains and losses on foreign currency transactions are recognized as incurred.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and current portion of debt are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of notes payable, capital leases and other long-term debt approximates their carrying values.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions.

The Company’s customers are primarily hospitals or surgical centers and no single customer represented greater than 10 percent of consolidated revenues for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

The Company’s revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the undiscounted cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2006 .

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, whose cost equals fair market value.

Restricted Cash

The Company has certificate of deposits with Bank of the West as collateral for the one standby letter of credit issued to secure the lines of credit for Alphatec Pacific and Milverton with Resona Bank.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of average cost or market and include material, labor and overhead costs. The Company reviews the components of its inventory on a quarterly periodic basis for excess, obsolete and impaired inventory, based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have up to a four-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory and related capital instruments and/or write off the value or accelerate the depreciation of the these assets. We have not recorded excess and obsolescence expenses related to the introduction of next generation products.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from two to seven years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the terms of the related leases.

During the fourth quarter of 2005, management reviewed its use of surgical instruments and concluded that it should reduce the depreciable life of surgical instruments from three to two years. The results of operations for the fourth quarter of 2005 include approximately $0.1 million of additional depreciation resulting from this reduction in the estimated life of surgical instruments.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a three to ten-year period. No amortization of goodwill has been recorded. Instead, the Company performs an impairment assessment by applying a fair-value based test in the fourth quarter of each year, or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The Company has not recognized any impairment losses through December 31, 2006.

Other Assets

As of December 31, 2005, other assets consisted of costs incurred in connection with the Company’s initial public offering that were reclassified to stockholders’ equity and netted against the gross proceeds of the offering in June 2006 when the initial public offering was completed.

Other Long-term Liabilities

Other long-term liabilities consist of accruals for potential payroll withholding, property and sales taxes and the long-term portion of severance payable.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and are expensed as incurred.

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for any of the periods presented in our accompanying statements of operations were not significant.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities associated with goodwill that is amortizable for tax purposes cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method and therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees, and

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation. Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of, the adoption date is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS No. 123. Compensation costs related to all equity instruments granted after January 1, 2006 is recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2006 was $5.60. The assumptions used to compute the share-based compensation costs for the stock options granted during the year ended December 31, 2006 are as follows:

Employee Stock Options
Risk-free interest rate	4.535 – 4.675%
Expected dividend yield	0%
Weighted average expected life (years)	6.5
Volatility	62 – 65%
Forfeiture rate	15%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by SAB No. 107. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
Cost of revenues	$779	$106	$—	$—
Research and development	304	53	37	7
Sales and marketing	1,340	294	980	75
General and administrative	6,405	869	1,143	198

Total	$8,828	$1,322	$2,160	$280

Effect on basic and diluted net loss per share	$(0.32)	$(0.07)	$(0.23)	$0.03

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $7.1 million of unrecognized compensation expense for stock options and awards which is expected to be recognized over a weighted-average period of approximately 2.6 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2006, 2005 and 2004.

Adjusted Net Loss Information

Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reversed deferred compensation against additional paid-in capital. In addition, prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations, to account for its equity-based awards to employees and directors. Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors. If the exercise price of the award was below the fair value of the underlying stock on the measurement date, then compensation cost was recorded, using the intrinsic-value method, and was generally recognized in the statements of operations over the vesting period of the award.

SFAS No. 123 requires disclosure of pro forma information assuming use of the fair value method for reporting periods prior to January 1, 2006. The pro forma information is not included herein for any periods since difference between the intrinsic-value-based method and the fair value method was not material.

The fair value under SFAS No. 123 was estimated at the date of grant using the Minimum Value pricing model with the following weighted average assumptions:

Year Ended December 31, 2004
Dividend yield	0%
Risk-free interest rate	3.50%
Volatility	0%
Expected life	5 years

No weighted average assumptions are listed for the period from January 1, 2005 to March 17, 2005 due to the fact that no equity instruments were issued during that period. Furthermore, no weighted average assumptions are listed for the period from March 18, 2005 to December 31, 2005 since no significant equity instruments issued to employees during the period were issued with exercise prices greater than $0.002, and as such, use of the Minimum Value pricing model did not result in significant additional stock-based compensation expense over the amount recorded based upon intrinsic value.

The Predecessor issued 674,000 employee equity awards in 2004. The weighted average grant date fair value of these awards was $2.21.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 120,487 shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, the Company recorded total stock-based compensation within stockholders’ equity of $39,000.

Deferred Stock-Based Compensation Prior to 2006

The Predecessor, as a result of the valuation utilized in its merger with the Successor in March 2005, reassessed the fair value of the common stock used to grant equity awards for the period from January 1, 2004 to March 17, 2005. In determining the fair value of the Predecessor’s common stock, the Board of Directors considered, among other factors, (i) the advancement of the Company’s technology, (ii) the Company’s financial position, (iii) industry specific and general market conditions and (iv) the enterprise valuation utilized in the merger with the Successor.

On October 19, 2005, the Successor commenced the initial public offering process and, based on the estimated valuation of the Company presented by investment bankers, reassessed the fair value of the common stock used to grant equity awards going back to March 18, 2005. Upon formation of the Successor in March 2005, the common stock was valued at zero since the Company had not yet commenced its intended operations via the acquisition of the Predecessor and the redemption value of the preferred stock sold with the common stock was equal to the purchase price of the preferred stock and common stock together. Investment bankers were valuing the Company based on its ability to increase sales consistently over prior periods since the date of acquisition and forecasted revenues which demonstrated continued growth. The Company increased the valuation of the common stock on a straight-line basis from zero on March 18, 2005 to $13.45 on October 19, 2005 since no significant positive or negative events occurred during this period, other than progressive growth in revenues, which would indicate other than a linear increase in the reassessed valuation of the common stock. The value of $13.45 on October 19, 2005 represented the low end of the valuation presented by the investment bankers at that time. Management, all of whom are related parties, completed the reassessment without the use of an unrelated valuation specialist and concluded that the stock options granted and restricted shares sold to employees were granted and sold at prices that were below the reassessed fair value.

In connection with the grant of equity awards to employees during the year ended December 31, 2004, the Predecessor recorded total deferred employee stock-based compensation within stockholders’ equity of $1.3 million, which represents the difference between the weighted average exercise price of $1.50 and the reassessed weighted average fair value of $3.47 on the 674,000 stock options granted. The deferred employee stock-based compensation was amortized over the vesting period of the applicable options on a straight-line basis until March 17, 2005, at which time the remaining $1.1 million of unamortized stock-based compensation was charged to expense when the change in control provisions of the options caused the options to become fully vested.

In connection with the grant of equity awards to employees during the period from March 18, 2005 to December 31, 2005, the Successor recorded total deferred employee stock-based compensation within stockholders’ equity of $20.5 million, which represented the difference between the exercise price and the reassessed fair value of 122,297 stock options granted and 1,937,439 restricted shares sold.

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (EPS) is calculated by dividing the net income or loss available to common stockholders by

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
	(In thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(29,266)	$(20,466)	$(1,189)	$509

Denominator:
Weighted average common shares outstanding	28,776	19,044	9,231	9,319
Weighted average unvested common shares subject to repurchase	(1,538)	(843)	—	—
Vested common shares outstanding purchased with promissory notes and subject to variable accounting	—	—	(20)	(140)

Weighted average common shares outstanding—basic	27,238	18,201	9,211	9,179
Effect of dilutive securities:
Options	—	—	—	441

Weighted average common shares outstanding—diluted	27,238	18,201	9,211	9,620

Net income (loss) per common share:
Basic	$(1.07)	$(1.12)	$(0.13)	$0.06
Diluted	$(1.07)	$(1.12)	$(0.13)	$0.05

As of December 31, 2006, none of the outstanding preferred stock is convertible to common stock. As of December 31, 2005, assuming all the outstanding preferred stock was converted to common stock, 7,174,504 shares would be excluded from the basic and diluted earnings per share calculations because of their anti-dilutive effect.

Segment Information

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2006 and 2005, the Company had no single surgeon, hospital, or surgical center representing greater than 10% of consolidated revenues.

During the years ended December 31, 2006 and 2005, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
United States	$60,591	$33,233	$5,495	$14,182
Asia	13,414	3,043	555	3,639

Total consolidated revenues	$74,005	$36,276	$6,050	$17,821

Total assets by region were as follows (in thousands):

	December 31,
	2006	2005
United States	$120,584	$100,782
Asia	8,693	8,357

Total consolidated assets	$129,277	$109,139

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that SFAS No. 157 will have a material effect on its consolidated financial statements.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

2. Acquisitions

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

Cash paid for common stock and stock options	$70,000
Debt assumed as a result of acquisition	5,458
Direct costs	1,046

Total purchase price	$76,504

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$1,056
Accounts receivable	4,243
Inventories	4,669
Prepaid expenses and other current assets	483
Income taxes receivable	53
Property and equipment, net	3,607
Other assets	100
Accounts payable	(1,667)
Accrued and other expenses	(4,530)
Deferred income taxes	(3,075)

Net tangible assets	4,939
Developed product technology	13,700
Supplier agreement	221
In-process research and development (IPR&D)	3,100
Goodwill	54,544

Total purchase price	$76,504

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by the Financial Accounting Standards Board (FASB) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, the amounts allocated to in-process research and development (“IPR&D”) expense were determined through established valuation techniques and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and had no alternative future uses.

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

Pursuant to the acquisition agreement, the stockholders of the Predecessor put $3.0 million in escrow in order to fund potential indemnification claims for losses incurred by the Company. The Company subsequently filed a claim for indemnification of $4.5 million in claims we experienced primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, the Company settled the claim and received $1.0 million, which will be applied as a reduction of goodwill. The remaining $2.2 million in the escrow fund was returned to the shareholders of Alphatec Manufacturing. Certain shareholders of Alphatec Manufacturing used the proceeds from the distribution to purchase an aggregate of $1.1 million of the Company’s common stock in a private placement.

Cortek, Inc.

On September 9, 2005, Alphatec Spine acquired certain assets and assumed certain liabilities of Cortek, a manufacturer and distributor of precision milled allograft products, in order to broaden the Company’s product

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portfolio. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The results of operations of Cortek have been included in the consolidated financial statements of the Successor from the date of acquisition. At December 31, 2005, the total cost of the acquisition was as follows (in thousands):

Cash consideration	$6,500
Debt assumed as a result of acquisition	550
Direct costs	802

Total purchase price	$7,852

The purchase price allocation is shown below (in thousands):

Accounts receivable	$1,608
Inventories	2,268
Prepaid expenses and other current assets	76
Property and equipment, net	266
Other assets	57
Accounts payable	(955)
Accrued expenses	(1,313)

Net tangible assets	2,007
Goodwill	5,845

Total purchase price	$7,852

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

As a result of the required adjustment of acquired assets and liabilities to fair value at the date of purchase, using the income approach, the Company increased inventory by $0.4 million over the historical cost. The increased inventory value was recorded as cost of revenues as the related products were sold. As of December 31, 2006 and 2005, respectively, $0 and $0.2 million of this amount remained in ending inventory.

During the fourth quarter of 2005, the Company revised the purchase price allocation and reduced inventory by $0.9 million to conform Cortek’s accounting for inventory to Alphatec’s accounting for inventory.

During the year ended December 31, 2006, the preliminary valuation of certain assets and liabilities was adjusted by $0.4 million, resulting in a decrease of goodwill of the same amount.

Ishibe Medical Co, Ltd.

On November 1, 2005, Alphatec Pacific acquired all of the outstanding capital stock of Ishibe Medical Co, Ltd., a medical devices distributor headquartered in Sapporo, Japan. The direct cost of the acquisition was less than $0.3 million. The acquisition resulted in an increase to intangibles of approximately $1.1 million for

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands, except net loss per share)	Year Ended December 31, 2005
Revenues	$48,631
Net loss	(15,282)
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common stock	(7,601)

Net loss available to common stockholders	$(22,883)

Net loss per share—basic and diluted	$(1.26)

Weighted average shares outstanding—basic and diluted	18,201

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

3. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2006	2005
Accounts receivable	$11,203	$10,145
Allowance for doubtful accounts	(620)	(784)

Total receivables, net	$10,583	$9,361

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Excess and Obsolete	Net	Gross	Excess and Obsolete	Net
Raw materials	$1,725	$(371)	$1,354	$1,482	$(536)	$946
Work in-process	406	—	406	682	—	682
Finished goods	21,637	(9,943)	11,694	15,413	(8,583)	6,830

Total inventories, net	$23,768	$(10,314)	$13,454	$17,577	$(9,119)	$8,458

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2006	2005
Machinery and equipment	7	$5,905	$4,314
Surgical instruments	2 – 3	6,673	1,702
Computer equipment	5	1,316	497
Office furniture and equipment	5	2,464	1,293
Leasehold improvements	various	1,779	442

		18,137	8,248
Less accumulated depreciation and amortization		(5,554)	(1,042)

		$12,583	$7,206

The Company has assets under capital leases of $3.0 million and $2.9 million at December 31, 2006 and 2005, respectively. Accumulated depreciation on these assets totaled $1.1 million and $0.5 million at December 31, 2006 and 2005, respectively.

Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	(in years)	December 31, 2006	December 31, 2005
Developed product technology	5	$13,700	$13,700
Distribution rights	3	1,930	2,038
Supply agreement	10	225	225

		15,855	15,963
Less accumulated amortization		(5,670)	(2,319)

Total		$10,185	$13,644

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005 was $3.4 million and $2.3 million, respectively. The Company had no significant amortization expense for the period from January 1, 2005 to March 17, 2005 and the year ended December 31, 2004.

The future expected amortization expense related to intangible assets as of December 31, 2006 is as follows (in thousands):

Year ending December 31,
2007	$3,547
2008	3,069
2009	2,762
2010	708
2011	22
Thereafter	77

Total	$10,185

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Current portion of severance payable	$3,159	$987
Commissions	2,111	1,028
Royalties	813	869
Payroll and related	1,305	1,716
Legal	913	1,496
Reserve for litigation costs	150	640
Other	1,918	2,096

	$10,369	$8,832

Included in the current portion of the severance payable balance at December 31, 2006 and 2005 is $0.6 million, which is the result of the termination of two employees who had employment agreements with the Predecessor. The employees were terminated by the Successor in 2005 and will be paid out in periodic installments through March 2008. Also, included in the current portion of the severance payable balance at December 31, 2006 is $2.6 million which is the result of the termination of several employees during 2006. The long-term portion of $0.7 million and $0.7 million, at December 31, 2006 and 2005, respectively, of severance payable to these employees is included in other long-term liabilities in the accompanying balance sheets.

4. Related Party Transactions

Predecessor Transactions

During 2003, the Predecessor loaned seven employees $0.3 million to purchase an aggregate of 295,000 shares of common stock from the Predecessor’s majority stockholder. The repayment of the loans was due to the Predecessor in weekly installments over four years, bearing interest at 6%. If the employee ceased to be

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employed, the unpaid shares were returnable to the Predecessor. The loans were secured by the underlying common stock and therefore the notes were considered to be non-recourse and the common stock underlying the notes was accounted for as variable. In accordance with SAB No. 79, transactions entered into by majority stockholders are accounted for as if transacted by the company. Since the shares essentially vested as they were paid for, expense was recorded on the date shares were paid for based on the difference between the purchase price and the fair value. Two of the employees were terminated during 2003 resulting in 28,864 shares reverting to the Predecessor at a cost of $0.03 million. Three of these employees were terminated during 2004 resulting in 178,192 shares of common stock reverting to the Predecessor at a cost of $0.2 million. One of the employees was terminated during the period from January 1, 2005 to March 17, 2005, resulting in 9,939 shares of common stock reverting to the Predecessor at an insignificant cost. The amount of the expense recorded for the period from January 1, 2005 to March 17, 2005 and the year ended December 31, 2004 was $0.2 million and $0.1 million, respectively.

During the period from January 1, 2005 to March 17, 2005, the Predecessor’s majority stockholder and Chief Executive Officer sold 160,000 shares of common stock to certain employees at $1.50 per share which was subsequently determined to be less than the reassessed fair value of $6.70 at the date of the transaction. Accordingly, the Company recorded a stock-based compensation charge of $0.8 million in the accompanying statement of operations.

A stockholder and employee of both the Predecessor and the Successor was paid $2.1 million directly by the Predecessor’s stockholders for financial advisory services provided in conjunction with the acquisition of the Predecessor.

Successor Transactions

During the year ended December 31, 2006, the Company employed the family member of a director and executive officer described below. The following family member under the Company’s employ is an adult and did not live with the related director or executive officer. Each family member is compensated according to standard Company practices, including participation in the Company’s benefit plans generally made available to employees of similar responsibility level. None of the Company’s directors or executive officers believes that they have a direct or indirect material interest in the employment relationships of the listed family members. Options described below were granted under the Stock Plan and have a grant price equal to the fair market value on the date of grant. Such options vest in five equal annual installments over five years. Vesting is contingent upon continued service with the Company, although there is immediate vesting upon a change of control of the Company. Options granted under the Stock Plan have a maximum term of no more than 10 years.

Jonathan Hiscock is the son of Ronald G. Hiscock, a Director of the Company through March 28, 2007 and the Company’s President and CEO through December 14, 2006. From September 2005 through December 15, 2006 Jonathan Hiscock served as a sales representative for the Company. Jonathan Hiscock earned $74,838 and $15,690 in salary, commissions and bonus during the years ended December 31, 2006 and 2005, respectively. On October 7, 2005 Jonathan Hiscock received a stock option grant for 1,160 shares of the Company’s common stock at an exercise price of $0.002 per share.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Successor’s repurchase of certain distribution rights in Japan, the Company borrowed $3.1 million from Alphatec Pacific’s Chairman, President and Chief Executive Officer in exchange for a note payable which bears an effective interest rate to scheduled maturity of 18.46% and a 20% ownership interest in Alphatec Pacific. For the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005, the Company recorded interest expense totaling approximately $0.3 million and $0.2 million, respectively, under this note. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006.

In March 2005, the Company paid an advisory fee of $1.1 million to HealthpointCapital Advisors, LLC, a registered broker dealer that is an affiliate of the Company’s principal stockholder, HealthpointCapital Partners, L.P. (“HealthpointCapital”) related to the financing of the acquisition of the Predecessor during the period ended December 31, 2005. In addition, the Company paid a finders’ fee to HealthpointCapital of $0.5 million in October 2005. The Company incurred costs of $0.5 million and $0.6 million, to Foster Management Company (an entity owned by the Company’s Chairman and also a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital) for travel expenses, including the use of Foster Management Company’s airplane for the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005, respectively.

5. Supply Agreements

In July 2006, Alphatec Spine entered into a 30-month agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $8.0 million.

In March 2006, Alphatec Spine entered into a four-year agreement to sell the product of a third party under the Company’s private label. The total minimum purchase commitment over the life of the contract is $6.0 million. As a result in the change in control of the supplier, our distribution rights will no longer be exclusive after June 30, 2007. In March 2007, we have made the decision to terminate this agreement and seek alternative suppliers of the product.

In February 2006, Alphatec Spine entered into a three-year non-exclusive license agreement to sell the product of a third party under the Company’s private label. The total minimum purchase commitment over the life of the contract is $1.9 million.

In October 2004, the Predecessor entered into a ten-year agreement with one of its principal suppliers. This agreement fixes the price of materials with the supplier for the first 18 months and limits the annual price increase to eight percent for the remainder of the term of the agreement and requires three payments totaling $225,000. The Predecessor made a $75,000 payment in November 2004 and the Company made $75,000 payments in September 2005 and September 2006. The $225,000 was recorded as an intangible asset in the accompanying balance sheet.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (GECC), for approximately $2.7 million in order to finance certain previously purchased plant and office equipment. The loan terms are three years, bear interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of GECC and are guaranteed by Alphatec Holdings. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, which include, among other things, prohibiting a net loss (as defined in the credit agreement by and between Alphatec Spine and Bank of the West) in any two consecutive quarters, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth, requiring certain levels of profitability and restricting certain mergers and acquisitions without prior approval from GECC. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility from Bank of the West. Similarly, the GECC loan has cross default provisions relating to defaults under any material obligation of Alphatec Spine for other debt, deferred purchase price payments for property and lease payments. As of December 31, 2006, the Company is currently in compliance with the covenants under the GECC loan and has obtained an oral waiver of the cross default of the GECC loan provisions relating to defaults under the Company’s Bank of the West line of credit. Alphatec Spine obtained a waiver from Bank of the West in order to obtain the GECC loan.

During the fourth quarter of 2006, Alphatec Spine entered into an additional term loan with GECC for approximately $1.0 million in order to finance certain previously purchased machinery and office equipment. The loan is for a term of three years, bearing interest of 10.55% and Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.03 million. The term loan has similar requirements as the term loan executed in the second quarter of 2006.

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. Borrowing under the financing arrangement will bear interest at the bank’s prime rate or LIBOR plus 2.25%, with interest payable monthly. Availability under the revolving line of credit is subject to a borrowing base equal to 80% of eligible accounts receivable and 20% to 50% of eligible inventory, subject to certain limitations. Under the terms of this credit facility, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants, which include among other things, prohibiting a net loss (as defined in the credit agreement) for fiscal 2005 in excess of $2.0 million, requiring a specified ratio of debt to cash flow and a specified ratio of debt to tangible net worth plus subordinated debt, requiring certain levels of profitability (as defined in the credit agreement) and restricting certain mergers and acquisitions without prior approval of the bank. In addition, this credit facility prohibits Alphatec Spine from declaring or paying cash dividends. The financing is collateralized by substantially all of the assets and capital stock of Alphatec Spine and is guaranteed by the Company. In the third amendment to the credit agreement dated as of July 27, 2006, the revolving line of credit was increased by $2 million to $12 million. As of December 31, 2006 there were no outstanding borrowings under this line of credit. As of September 30 and December 31, 2006, the Company was not in compliance with several of the covenants under this credit facility. In November 2006 and March 2007, Alphatec Spine obtained a waiver for the covenant breach and entered into an amendment to the credit facility, pursuant to which the interest rate of the facility is increased from the bank’s prime rate or LIBOR plus 2.25% to the bank’s prime rate plus 0.50% or LIBOR plus 3.25%. The March 2007 bank amendment deleted the quarterly and annual net profit financial condition, modified the net loss financial condition and modified the definition of the borrowing base covenants.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $2.6 million and $1.4 million were outstanding at December 31, 2006 and December 31, 2005, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a standby letter of credit issued on behalf of the Company through Bank of the West which expires on October 31, 2007.

In July 2005, Alphatec Spine, Inc. entered into a $4.0 million credit facility with a bank. The facility is for a term of one year, bears interest at the bank’s prime rate and is secured by substantially all of the Alphatec Spine, Inc.’s assets. Under the terms of this credit line, Alphatec Spine is required to make monthly interest payments and is subject to certain covenants. At December 31, 2005, borrowings outstanding under this line totaled $2.5 million. This credit facility was replaced with a new borrowing facility in January 2006.

Long-term debt and note payable to related party consists of the following (in thousands):

	December 31,
	2006	2005
Notes payable to Japanese Banks, bearing interest at rates ranging from 2.55% to 4.15%, maturity dates through June, 2008, collateralized by substantially all assets of Alphatec Pacific	$286	$1,021
Note payable to related party, bearing interest at an effective rate to scheduled maturity of 18.46%, 18 equal monthly principal and interest payments of $197,962 from December 2005 through May 2007	—	2,481
Capital leases, bearing interest at rates ranging from 0.0% to 16.44%, generally due in monthly principal and interest installments, maturity dates through March 2010, collateralized by the related equipment (Note 7)	1,363	1,987
Note payable related to equipment purchases, bearing interest at rates ranging from 10.55% to 11.42%, generally due in monthly principle and interest installments, maturity dates through December 2009, collateralized by the related equipment (Note 7)	3,363	—
Other loans, bearing interest rates ranging 5.59% to 7.84%, generally due in monthly principle and interest installments, maturity dates through August 2007 (Note 7)	159	—

	5,171	5,489
Less: current portion—related party	—	(1,700)
Less: current portion—external party	(2,060)	(1,280)

	$3,111	$2,509

Principal payments on long-term debt (excluding capital leases) are as follows as of December 31, 2006 (in thousands):

Year ending December 31,
2007	$1,548
2008	1,351
2009	909

Total	$3,808

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2010. Future minimum annual lease payments under such leases as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2007	$1,792	$625
2008	790	519
2009	293	340
2010	207	13
2011	140	—

	$3,222	1,497

Less: amount representing interest		(134)

Present value of minimum lease payments		1,363
Current portion of capital leases		(545)

Capital leases, less current portion		$818

Rent expense under operating leases for the year ended December 31, 2006, the period from March 18, 2005 to December 31, 2005, the period from January 1, 2005 to March 17, 2005, and the year ended December 31, 2004 was $1.2 million, $1.0 million, $0 and $0.3 million, respectively.

Litigation

The Company is involved from time to time in litigation or claims arising in the ordinary course of its business. While the ultimate liability, if any, arising from these claims cannot be predicted with certainty, the Company believes that the resolution of these matters will not likely have a material adverse effect on the Company’s consolidated financial statements.

The Company accrues for potential litigation settlements based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability. The amounts accrued at December 31, 2006 and 2005 are not significant.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suit for patent infringement against a number of companies including Alphatec Spine. The complaint, filed in United States District Court, District of Massachusetts, relates to U.S. Patent No. 5,207,678. Biedermann Motech owns the patent and Depuy is the exclusive licensee of the patent. In the complaint, the plaintiffs sought monetary damages and injunctive relief related to such alleged infringement. On July 21, 2006, Biedermann Motech and Depuy filed a motion of preliminary injunction seeking to enjoin the Company from further sales and manufacture of its Zodiac and Solanas products pending the outcome of litigation. The Company responded to this complaint on July 31, 2006 and filed counterclaims against Depuy related to actions taken by Depuy’s sales force related to this litigation. In its counterclaim, the Company seeks to have Depuy’s sales force cease and desist its actions related to this litigation and to invalidate the 678 patent. On October 26, 2006 the plaintiff’s motion for a preliminary injunction

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was denied. The Company does not believe that any of its products infringe on this patent and intends to vigorously defend itself against this complaint. The ultimate impact on the financial statements cannot be determined at this time.

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

Litigation Settlements

On February 2, 2006, Alphatec Spine filed a joint complaint with Alphatec Spine’s former President and CEO, Ronald G. Hiscock, in California State Superior Court against Benchmark Medical, Inc. and Benchmark Medical Holdings, Inc., in connection with Benchmark’s failure to pay Mr. Hiscock certain amounts due to him pursuant to his severance agreement with Benchmark. In addition, the complaint sought a declaratory judgment affirming Alphatec Spine’s ability to recruit and hire former Benchmark employees. In March 2006, Benchmark filed a complaint against Mr. Hiscock and the Company’s Senior Vice President and Chief Administrative Officer, Vicky Romanoski, in Pennsylvania State court in which Benchmark claimed that each of them violated the terms of their respective severance agreements with Benchmark and sought to have the matter litigated in Pennsylvania rather than California. On June 21, 2006, the Company executed a settlement agreement with Benchmark that relieves all parties of all obligations related to prior severance and promissory note agreements between Benchmark and Mr. Hiscock and Ms. Romanoski. The agreement also settles litigation brought by Alphatec and Benchmark against one another related to these matters.

On or about November 22, 2005, the Company, among other entities, was served with a complaint by Abbott Spine, Inc. in the United States District Court for the District of Arizona. The complaint alleged that Alphatec Spine tortuously interfered with a contract that Abbott had with one of its independent sales agents and tortuously interfered with Abbott’s customer relationships in Arizona. In the complaint, Abbott sought monetary damages and to have Alphatec cease and desist the alleged interference. On August 4, 2006, the matter was settled pursuant to a settlement agreement. The settlement agreement ends the litigation brought by Abbott against all parties related to these matters.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the 40 shares was established on August 11, 2005 in the amount of $0.6 million and was recorded as minority interest and as debt issuance cost for the note payable to Alphatec Pacific’s Chairman, President and Chief Executive Officer. In June 2006, the Company paid off the note financing its repurchase of the distribution rights in Japan with proceeds from its initial public offering. The remaining balance of debt issuance costs was expensed at that time. Interest expense of $0.5 million and $0.1 million was recorded for amortization of debt issuance cost for the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005, respectively.

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In accordance with SFAS No. 150, the put right is classified as a liability and is represented by the minority interest in the accompanying consolidated balance sheets at December 31, 2006 and 2005. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest expense of $0.8 million and $1.3 million, respectively, was recorded for the year ended December 31, 2006 and the period from August 12, 2005 to December 31, 2005.

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

Agreements with Scient’x, S.A.

On September 27, 2006, we entered into two Stock Purchase Agreements, one with Olivier Carli and one with HealthpointCapital in an attempt to obtain a controlling interest in Scient’x, a French medical device manufacturer. If consummated the transaction contemplated by both agreements, we would have acquired through direct and indirect holdings, 74.1% of the outstanding stock of Scient’x.

On January 23, 2007, Alphatec Spine has signed three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine will have rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a thin profile cervical plate; and (iii) a plate-cage in the United States. The agreement provides that Alphatec Spine will make an upfront payment of $2.6 million, pay a royalty on sales (with minimum royalties for a period of three years), and commit to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 23, 2007, in connection with Alphatec Spine’s entry into the license agreement described above, the Company entered into a termination and release agreements between us, HealthpointCapital and Olivier Carli that cancels the proposed merger agreements. The company incurred $2.0 million of expenses related to the failed acquisition.

Severance Obligations

In the fourth quarter of 2006, the Company had a reorganization of its executive team that involved the departure of the President and Chief Executive Officer, Senior Vice President and Chief Administrative Officer, Chief Financial Officer, Vice President—Sales, Vice President—Business Development and Vice President—Marketing. In accordance with their employment agreements, we recorded $6.9 million in severance expense, which consisted of $3.7 million in stock compensation expense as a result of adoption of 123(R) and $3.2 million in severance payments. As of the end of December 31, 2006, $0.1 million in severance payments had been paid.

8. Predecessor Stockholders’ Equity

Stock Options

The Predecessor had an incentive stock option and nonqualified stock option plan (the “Predecessor Plan”). The Predecessor Plan was revised in 2002 and provided for the granting of options to selected employees, directors, and consultants of the Predecessor to purchase up to 2,000,000 shares of the Predecessor’s common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates were determined at the date of grant, were not to exceed 10 years, and the options generally became exercisable over a three-year period.

Stock option activity for the years ended December 31, 2003 and 2004 and the period ended March 17, 2005 was as follows (in thousands):

	Number of options	Weighted average exercise price
Outstanding at December 31, 2003	975	$1.92
Granted	674	$1.50
Cancelled	(293)	$1.98
Exercised	(10)	$1.00

Outstanding at December 31, 2004	1,346	$1.70
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding at March 17, 2005	1,346	$1.70

On March 17, 2005, when the Company acquired the Predecessor and the change in control provisions of the outstanding stock options were triggered, the outstanding unvested stock options became fully vested.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Successor Redeemable Convertible Preferred and Rolling Common Stock and Stockholders’ Equity

Initial Capitalization

In March 2005, the Company was capitalized through the sale of preferred stock units, consisting of shares of preferred stock and common stock, and the sale of Rolling common stock. The immediate redemption value of the preferred shares was equal to the unit price of the preferred stock unit and accordingly, none of the proceeds were allocated to the shares of common stock. During the fourth quarter of 2005 and the first quarter of 2006, the Company sold 138,345 shares of Series C common stock at $33.33 per share, resulting in $4.6 million of net proceeds. The tables below summarize the number of shares of preferred stock and common stock comprising each unit, as well as the number of shares of Rolling common and Series C common stock, and the gross proceeds received by the Company for, and the aggregate carrying value of, the redeemable convertible preferred stock, Rolling common and Series C common stock at December 31, 2005:

	December 31, 2005
Unit	Shares authorized	Preferred shares	Common shares	Net proceeds
Series A	1,800	1,539	2,420	$15,390
Series A-1	3,942	2,903	4,564	29,035
Series B	4,687	4,000	11,633	40,000
Rolling common	200	200	—	4,481
Series C common	300	131	—	4,359

	10,929	8,773	18,617	$93,265

Gross issuance costs				(1,518)
Accretion to redemption value through and as of December 31, 2005				5,682
Beneficial conversion feature of Series C common stock				1,919

Carrying value at December 31, 2005				$99,348

Initial Public Offering, Redemption of Securities and New Redeemable Preferred Stock

On June 7, 2006, the Company completed an initial public offering (“IPO”) whereby it sold 9.3 million shares of common stock at $9.00 per share and received net proceeds of $70.2 million (after underwriting discounts and commissions and offering costs). Simultaneously with the closing of the IPO, the existing classes of common stock were also converted into a single class of common stock and all of the Company’s redeemable convertible preferred stock was redeemed for a combination of $35.2 million of cash, 3.3 million shares of new redeemable preferred stock recorded at estimated fair value of $23.7 million and 3.6 million of new shares of common stock valued at $44.2 million.

There were 20 million shares authorized as of December 31, 2006 of the new preferred stock, which is not convertible into common stock but is redeemable at $9.00 per share, the Company’s initial public offering price, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the new redeemable preferred stock is $7.11 per share at December 31, 2006.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the redeemable preferred stock is required to be shown in the Company’s financial statements separate from stockholders’ equity and any adjustments to its carrying value up to its redemption value of $9 per share will be reported as a dividend.

Beneficial Conversion Feature on Sale of Series C common stock

The Series C common stock was sold at a price per share below the anticipated IPO price. Accordingly, pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recorded a deemed dividend on the Series C common stock of $1.9 million at December 31, 2005 and an additional $0.1 million during the twelve months ended December 31, 2006, which is equal to the number of shares of Series C common stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series C common stock conversion price per share. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was reported as an increase to the Series C common stock and a credit to additional paid-in capital.

Series A Common, Series A-1 Common, Series B Common and Common Stock

The authorized, issued and outstanding shares of common stock by series are as follows (in thousands

	December 31, 2006		December 31, 2005
	Shares authorized	Shares issued and outstanding	Shares authorized	Shares issued and outstanding
Series A common	—	—	2,419	2,420
Series A-1 common	—	—	7,064	6,549
Series B common	—	—	11,634	11,633
Old common	—	—	49,731	—
New common	200,000	34,774	—	—

	200,000	34,774	70,848	20,602

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the issuance of options to purchase 122,297 shares of Series A-1 common stock and the sale of 1,937,439 shares of Series A-1 common stock to employees during the period from March 18, 2005 to December 31, 2005, the Company recorded total deferred employee stock-based compensation within stockholders’ equity of $20.5 million, which represents the difference between the estimated fair value of the common stock and the option exercise price or stock issuance price at the date of issuance. The deferred employee stock-based compensation is amortized over the vesting period of the applicable equity instrument on a straight-line basis.

The expected future amortization expense for deferred employee stock-based compensation is as follows as of December 31, 2005 (in thousands):

Year ending December 31,
2006	$3,916
2007	3,916
2008	3,926
2009	3,916
2010	2,622

$18,296

Upon the adoption of SFAS No. 123(R) on January 1, 2006, the deferred compensation balance of $18.3 million was reclassified against additional paid-in capital and retained earnings.

The holders of new common stock are entitled to one vote for each share held on all matters except with respect to amendments to the Restated Certificate of Incorporation that relate solely to the terms of the redeemable preferred stock. Dividends may be declared and paid from funds lawfully available and subject to the rights and preferences of any shares of redeemable preferred stock. The Company does not plan on declaring any dividends in the foreseeable future.

Stockholder Loan

In March 2005, the Company loaned the spouse of an employee stockholder $0.2 million for the purchase of Rolling common stock. Interest on the outstanding principal balance accrues at the federal funds rate with both principal and interest due at the earlier of: (i) the first anniversary of the note or (ii) an initial public offering of the shares of capital stock of the Company. The note is secured by certain funds held in escrow. As of December 31, 2005, the balance of the note was $0.1 million. The loan was paid in full in February 2006.

Stock Options

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (2005 Plan). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 6,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a five-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10%

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2005 and December 31, 2006, a total of 272,991 and 4 million shares, respectively, of common stock remained available for issuance under the 2005 Plan.

A summary of the Company’s stock option activity under the 2005 Plan and related information from March 18, 2005 through December 31, 2006 are as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value as of December 31, 2006
	(In thousands, except per share data)
Outstanding at March 18, 2005	—	—
Granted	122	$0.89	—	—
Exercised	—	—	—	—
Forfeited	(6)	$—	—	—

Outstanding at December 31, 2005	116	$0.93	9.71

Granted	961	$4.40	—	—
Exercised	(1)	—	—	—
Forfeited	(339)	$4.57	—	—

Outstanding at December 31, 2006	737	$3.76	9.54	$468

Exercisable at December 31, 2006	17	$0.52	2.21	$57

Vested or expected to vest at December 31, 2006	501	$3.72	8.67	$341

The weighted-average fair value of options granted in the years ended December 31, 2006 and 2005 was $5.60 and $10.09 per share, respectively. The aggregate intrinsic value of options at December 31, 2006 is based on the company’s closing stock price on December 29, 2006 of $3.73. Proceeds from the exercise of stock options during the year ended December 31, 2006 was immaterial.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

December 31, 2006
Options outstanding					Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.001	$0.001	77	8.64	$0.001	15	$0.001
$3.210	$4.762	523	9.65	$3.634	2	$4.762
$4.763	$5.500	9	9.55	$5.500	—	$—
$5.501	$5.890	52	9.72	$5.890	—	$—
$5.891	$6.100	49	9.63	$6.100	—	$—
$8.070	$8.070	27	9.47	$8.070	—	$—

$0.001	$8.070	737	9.54	$3.759	17	$0.001

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity from March 18, 2005 through December 31, 2006:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value as of December 31, 2006
	(In thousands, except per share data)
Outstanding at March 18, 2005	—	$—
Awarded	2,076	$10.37	—	—
Released	—	$—	—	—
Forfeited	(91)	$9.95	—	—

Outstanding at December 31, 2005	1,985	$10.47	2.56	$20,768

Awarded	—	$—	—	—
Released	—	$—	—	—
Forfeited	(322)	$9.98	—	—

Outstanding at December 31, 2006	1,663	$10.57	2.07	$17,500

There were no restricted stock awards granted in the year ended December 31, 2006. The weighted-average fair value of awards granted in the year ended December 31, 2005 was $10.47 per share.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

	December 31,
	2006	2005
	(In thousands)
Stock Options outstanding	737	117
Authorized for future grant under 2005 Plan	4,000	273

	4,737	390

The company recorded expense of $0.1 million and $0.04 million in 2006 and 2005, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements, in accordance with EITF 96-18.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The components of the (benefit) provision for income taxes are presented in the following table (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
Current:
Federal	$(41)	$48	$—	$—
State	—	—	—	95
Foreign	28	2	2	1

	(13)	50	2	96

Deferred:
Federal	155	(2,481)	—	—
State	33	(594)	—	—
Foreign	95	(14)	—	—

	283	(3,089)	—	—

	$270	$(3,039)	$2	$96

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
Federal statutory rate	(35.0)%	(35.0)%	(34.0)%	34.0%
Adjustments for tax effects of:
State taxes, net	(3.0)%	(2.4)%	(3.7)%	9.7%
In-process research and development	—%	6.8%	—%	—%
Stock-based compensation	12.1%	2.9%	5.4%	5.2%
Foreign tax	1.2%	(1.1)%	1.1%	4.1%
Fair value change of put option	1.1%	2.9%	—%	—%
Other	2.6%	1.2%	0.9%	7.9%
Valuation allowance	22.0%	5.5%	30.4%	(45.0)%

	1.0%	(19.2)%	0.1%	15.9%

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets:
Allowances and reserves	$400	$350
Accrued expenses	1,876	857
Inventory reserves	2,764	1,779
Net operating loss carryforwards	5,140	3,254
Income tax credit carryforwards	41	36

	10,221	6,276
Valuation allowance	(6,498)	(880)

Total deferred tax assets, net of valuation allowance	3,723	5,396

Deferred Tax Liabilities:
Property and equipment	56	357
Intangible assets	3,950	5,039

Total deferred tax liabilities	4,006	5,396

Net deferred tax liabilities	$(283)	$—

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years. As of December 31, 2006, a valuation allowance of $6.5 million has been established against the net deferred tax assets as realization is uncertain. Deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite.

At December 31, 2006, the Company had federal, state and foreign tax loss carry forwards of approximately $11.9 million, $12.9 million, and $0.7 million, respectively. If unused, the federal, state and foreign tax loss carry forwards begin to expire in 2023, 2010 and 2012, respectively.

The utilization of net operating loss carry forwards and tax credit carry forwards is dependent on the future profitability of the Company. Furthermore, the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change” of more than 50 percentage points during any three year period. Due to prior ownership changes as defined by IRC Section 382, a portion of the Company’s net operating loss and tax credit carry forwards may be limited in their annual utilization.

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. It is not practical to determine the amount of undistributed earnings or income tax payable in the event the Company repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment for foreign tax credits.

The Company is subject to income taxes in the United States and various foreign jurisdictions. In the ordinary course of the Company’s business there are calculations and transactions where the ultimate tax determination is uncertain. The Company believes that it has adequately provided for income tax issues not yet

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved with federal, state, and foreign tax authorities. If these amounts provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which the Company determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense will result.

11. Employee Retirement Plans

The Predecessor had a 401(k) Plan for the benefit of its employees. The 401(k) Plan covered all eligible employees. All employees who had a minimum of six months of service could elect to contribute to the 401(k) Plan up to 20% of their compensation to the annual maximum limit established by the IRS. The Predecessor did not make any contributions to the 401(k) Plan from inception to March 17, 2005. The Successor assumed the 401(k) Plan upon acquisition of the Predecessor and amended the 401(k) Plan on August 1, 2005 to reflect the following changes: (i) all eligible employees may participate in the plan immediately with no waiting period, (ii) the Successor may make discretionary matches to the 401(k) Plan of up to 4% of each individual’s compensation, and (iii) Successor match amounts are immediately vested. The Successor made matching contributions to the 401(k) Plan of $0.6 million and $0.2 million, respectively, for the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005.

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2006 and 2005 are as follows (in thousands, except per share data):

	Year ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	18,029	19,422	17,358	19,196
Gross profit	11,620	12,855	10,752	13,078
Total operating expenses	14,730	16,665	16,361	22,663
Net loss	(5,876)	(3,178)	(5,438)	(11,324)
Net loss available to common stockholders	(7,819)	(4,686)	(5,468)	(11,293)
Basic and diluted net loss per common share	$(0.42)	$(0.20)	$(0.16)	$(0.34)

	Year ended December 31, 2005
	Successor	Predecessor
	January 1 to March 17	March 18 to December 31	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$6,050	$851	8,320	11,527	15,578
Gross profit	4,368	532	4,515	6,543	8,646
Total operating expenses	5,444	3,879	6,330	10,995	12,999
Net loss	(1,189)	(3,495)	(1,277)	(3,489)	(4,604)
Net loss available to common stockholders	(1,189)	(3,726)	(2,986)	(5,316)	(8,438)
Basic and diluted net loss per common share	$(0.15)	(1.55)	$(0.17)	$(0.29)	$(0.45)

(1)	Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings (loss) per share will not necessarily equal the total for the year.