Form 10-K/A
period 2006-12-31
Alphatec Holdings, Inc.
filed 2007-04-30
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 1)

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

Large accelerated filer  ☐                          Accelerated filer  ☐                          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

ALPHATEC HOLDINGS, INC.

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on April 2, 2007, or the Original Filing. The purpose of this Amendment is to include certain information required by Part III the Annual Report on Form 10-K that was omitted from Part III of the Original Filing because it was to be incorporated by reference to the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because the Company’s definitive Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2006, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment contains the information that was previously omitted from Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Alphatec Holdings, Inc. and our subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

As of April 25, 2007, our board of directors, or the Board, consisted of six directors: John H. Foster, Mortimer Berkowitz III, R. Ian Molson, Stephen E. O’Neil, Stephen H. Hochschuler, M.D. and James R. Glynn. Mr. Glynn joined our Board on April 25, 2007.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age
John H. Foster	64
Mortimer Berkowitz III	53
R. Ian Molson(1)(2)(3)	52
Stephen E. O’Neil(1)(2)(3)	74
Stephen H. Hochschuler, M.D.	64
James R. Glynn(1)	60

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

John H. Foster has served as Chairman of the Board of the Company and our subsidiary, Alphatec Spine, since March 2005. He has served as the President and CEO of the Company and our subsidiary, Alphatec Spine, since December 2006. From October 2006 until December 2006, he served as the Executive Chairman of us and our subsidiary, Alphatec Spine. Mr. Foster also served as Chief Executive Officer of the Company and our subsidiary, Alphatec Spine, from March 2005 to October 2005. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002 and the positions with HealthpointCapital, LLC since its formation in July 2002. He founded Foster Management Company and has served as its Chairman and Chief Executive Officer since 1972. From inception to date, Foster Management Company has managed seven private equity funds. Mr. Foster is an experienced operating executive and a 30-year veteran of private equity investing. Mr. Foster has served as Chief Executive Officer of most of Foster Management’s portfolio companies, including NovaCare, Inc., a physical rehabilitation services company. Mr. Foster is a director of Scient’x S.A., a spinal implant company, on the Dean’s Council at the Harvard School of Public Health, a Trustee of the Hospital for Special Surgery in New York, a Trustee of the Burke Rehabilitation Hospital, an Overseer of the Amos Tuck School of Business Administration, and formerly a Board Member of Avon, Inc. and Corning Incorporated. Mr. Foster received an MBA from Amos Tuck School Dartmouth and a Bachelor of Arts degree from Williams College.

Mortimer Berkowitz III has served as a Director of the Company and our subsidiary, Alphatec Spine, since July 2005. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002, the positions of managing director and member of the Board of Managers of HealthpointCapital, LLC since its formation in July 2002 and the position of President of HealthpointCapital, LLC since February 2005. Prior to joining HealthpointCapital,

LLC, Mr. Berkowitz was managing director and co-founder of BPI Capital Partners, LLC, a private equity firm founded in 1990. Prior to 1990, Mr. Berkowitz spent 11 years in the investment banking industry with Goldman, Sachs & Co., Lehman Brothers Incorporated and Merrill Lynch & Co. He is a director of Scient’x S.A., a spinal implant company, a director of Knight Holdings, Inc., a specialty elastics company, a member of the Goelet LLC Private Equity Advisory Board, on the Leadership Council of the Harvard School of Public Health and a trustee of The Buckley School of New York. He received a Bachelor of Arts degree from Harvard College and an MBA from the Columbia Graduate School of Business.

R. Ian Molson has served as a Director of the Company and our subsidiary, Alphatec Spine, since July 2005. Mr. Molson has served as a Director of Cayzer Continuation PCC, an investment company, since September 2004. From June 1994 to May 2004, Mr. Molson served as Deputy Chairman for the Board, Chairman of the Executive Committee and as a member of the Audit and Financial Committee and the Human Resources and Corporate Governance Committee of Molson, Inc., a leader in the brewery industry. Between 1977 and 1997, he was employed by Credit Suisse First Boston in various capacities, including Managing Director. From 1993 to 1997, Mr. Molson served as Head of the Investment Banking Department in Europe, a position which encompassed corporate finance, corporate advisory, mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. Mr. Molson received a Bachelor of Arts degree from Harvard College.

Stephen E. O’Neil has served as a Director of the Company and our subsidiary, Alphatec Spine, since July 2005. In May 1991, he founded The O’Neil Group, which provides legal and financial advice to clients primarily in the areas of mergers and acquisitions, financings and corporate strategy, where he has served as the principal since its inception. Prior to that, Mr. O’Neil formed a law partnership with Paul Mishkin under the name Mishkin, O’Neil for the purpose of engaging in general corporate and business law. Prior to that, he co-founded two corporations, Syntro Corporation and NovaCare, Inc., which have since become public companies. Mr. O’Neil received a Bachelor of Arts degree from Princeton University and an L.L.B. from Harvard Law School.

Stephen H. Hochschuler, M.D. has served as a Director of the Company and our subsidiary, Alphatec Spine, since October 2006. Dr. Hochschuler has been the Chairman of our Scientific Advisory Board since October 2005. Dr. Hochschuler is the Chairman and a Co-Founder of the Texas Back Institute and began serving as Chairman in 1980. Dr. Hochschuler has been an orthopedic surgeon specializing in spinal disorders since 1977 and his surgical practices are conducted in Plano, Texas and Phoenix, Arizona. Dr. Hochschuler is a founding member of the Board of the Spine Arthroplasty Society. He is an active member of the Texas Spine Society, the American Board of Spine Surgeons, the American Academy of Orthopedic Surgeons and the American Pain Society. Dr. Hochschuler received his M.D. from Harvard Medical School and his Bachelor of Arts degree from Columbia College.

James R. Glynn has served as a Director of the Company and our subsidiary, Alphatec Spine, since April 2007. From January 2003 to July 2003, Mr. Glynn served as the President and interim Chief Executive Officer of Invitrogen Corp., a publicly held biotechnology company (Nasdaq: IVGN). Mr. Glynn retired from such positions in July 2003. From July 2002 to December 2002, Mr. Glynn was an Executive Vice President at Invitrogen, and from June 1998 to June 2002, he served as Invitrogen’s Executive Vice President and Chief Financial Officer. From June 1998 to April 2006 Mr. Glynn served as a member of the board of directors of Invitrogen. From July 1995 to May 1997, he served as Senior Vice President and Chief Financial Officer. From May 1997 to July 1999, he served as the as Chief Operating Officer, Chief Financial Officer and a member of the board of directors of Matrix Pharmaceutical, Inc., a company focusing on the treatment of cancer. Mr. Glynn is currently a member of the board of director of WebSideStory, Inc. a publicly held internet analytics company (Nasdaq: WSSI). Mr. Glynn holds a B.B.A. degree in accounting from Cleveland State University.

Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market: R. Ian Molson, Stephen E. O’Neil and James R. Glynn.

Committees of the Board and Meetings

Meeting Attendance. During the 2006 fiscal year, there were 12 meetings of our Board, and the various committees of the Board met a total of six times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during the 2006 fiscal year.

Audit Committee. Our Audit Committee met three times during the 2006 fiscal year. This committee currently has three members, James Glynn (Chairman), R. Ian Molson and Stephen O’Neil. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Messrs. Molson and Glynn are each an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.alphatecspine.com.

Compensation Committee. Our Compensation Committee met three times during the 2006 fiscal year. This committee currently has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision-making process with respect to that issue without the presence of the Chief Executive Officer. All members of the Compensation Committee qualify as independent directors under the standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market. A copy of the Compensation Committee’s written charter is publicly available on our website at www.alphatecspine.com.

Nominating and Governance Committee. Our Nominating and Governance Committee did not meet during the 2006 fiscal year and has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Nominating and Governance Committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. All members of the Nominating and Governance Committee qualify as independent directors under the definition promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2007 Annual Meeting of Stockholders, it must comply with the procedures set forth in the Company’s By-laws and give timely notice of the nomination in writing to the Secretary of the Company not less than 45 or more than 75 days prior to the date on which we first mail our proxy statement relating to our Annual Meeting of Stockholders to be held in 2007. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it must make such proposal for such candidate in writing, addressed to the Nominating and Governance Committee care of our Secretary at our principal offices. Submissions must be made by mail, courier or personal delivery and must contain the information set forth in our Nominating and Governance Committee Charter, which is available on our website at www.alphatecspine.com.

Shareholder Communications to the Board

Generally, shareholders who have questions or concerns should contact Gordon Bigler, our Vice President of Investor Relations at 760-431-9286. However, any shareholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at 2051 Palomar Airport Road, Carlsbad, CA 92011. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; or

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

Set forth below is certain information regarding our principal executive officers and other executive officers who are not also directors. We have employment agreements with all of our executive officers except for John H. Foster. All other executive officers are at-will employees.

Name	Age	Position
John H. Foster	64	President, Chief Executive Officer and Chairman of the Board
M. Ross Simmonds	51	Senior Vice President and Chief Operating Officer
Steven M. Yasbek	53	Chief Financial Officer, Vice President and Treasurer
Stephen Lubischer	44	Vice President, Sales
Steven Reinecke	46	Chief Technology Officer and Vice President
Herbert J. Bellucci	57	Vice President, Manufacturing and International
Ebun S. Garner, Esq.	35	General Counsel, Vice President, Compliance and Secretary
Shunshiro “Roy” Yoshimi	58	President, Chief Executive Officer and Chairman of the Board of Alphatec Pacific, Inc.

M. Ross Simmonds has served as the Senior Vice President and Chief Operating Officer of the Company and our subsidiary, Alphatec Spine, since December 2006. From October 2006 to December 2006 Mr. Simmonds served as the Senior Vice President, Sales and Marketing of the Company and our subsidiary, Alphatec Spine. From 2004 through October 2006, Mr. Simmonds was the Chief Operating Officer and Senior Vice President at Long Beach Memorial Medical Center and Miller Children’s Hospital in Long Beach, California. From 1989 to 2004, Mr. Simmonds held world-wide senior level sales, marketing and distribution development positions at Interpore Cross International, a company that designs, manufactures and markets synthetic bone and tissue products and spinal implant devices. In his most recent position at Interpore, Mr. Simmonds served as Corporate Officer, responsible for strategic sales and marketing planning and selling strategies for various orthopedic products, including spinal implants. Mr. Simmonds received a Bachelors of Science degree from Louisiana State University.

Steven M. Yasbek has served as the Chief Financial Officer, Vice President and Treasurer of the Company and our subsidiary, Alphatec Spine, since October 2006. From January 2006 until October 2006, he served as the Vice President, Finance and Corporate Controller of the Company and our subsidiary, Alphatec Spine. From March 2004 to January 2006, Mr. Yasbek was Vice President, Corporate Controller of REMEC, Inc. (OTCBB: REMC.OB), an international manufacturer of RF microwave products. From June 2000 to October 2002, Mr. Yasbek was Vice President, Corporate Controller, and Chief Information Officer for Paradigm Wireless Systems, a privately held, international manufacturer of RF power amplifiers. Mr. Yasbek is a certified public accountant and received a Bachelor of Science degree in Accounting and a MBA from Loyola Marymount University.

Stephen Lubischer has served as the Vice President, Sales of the Company and our subsidiary, Alphatec Spine, since December 2006. From May 2005 to December 2006, Mr. Lubischer, was one of the Company’s and our subsidiary’s, Alphatec Spine’s, Regional Vice Presidents, Sales. From 1995 to May 2005, Mr. Lubischer held senior level sales positions at Interpore Cross International, a company that designs, manufactures and markets synthetic bone and tissue products and spinal implant devices. In his most recent position at Interpore, Mr. Lubischer served as the Eastern Vice President of Sales. Prior to joining Interpore Cross Mr. Lubischer also served as the Vice President, Sales for each of BIONX Implants and Immedica, Inc., both medical device companies. Mr. Lubischer received a Bachelor of Arts in Communications from Boston College.

Steven Reinecke has served as the Chief Technology Officer and Vice President of the Company and our subsidiary, Alphatec Spine, since August 2006. From October 2005 until August 2006, he served as the Vice President of Research and Development of the Company and our subsidiary, Alphatec Spine. Prior to that, he was Vice President of Research and Development for Orthofix Inc. (Nasdaq: OFIX), a medical device company, from December 2001 to October 2005 and Director of Research and Development from August 2000 to December 2001. From September 1996 to August 2000, Mr. Reinecke was Vice President of Research and Development of Kinesis Medical and from 1992 to 1996, he was co-founder and Vice President of Ergomedics. Mr. Reinecke held several positions from 1983 to 1992 within the Department of Orthopedics at the University of Vermont focusing on low back pain. Mr. Reinecke received a Bachelor of Science degree in Mechanical Engineering and a Masters in Biomedical Engineering from the University of Vermont.

Herbert J. Bellucci has served as the Vice President, Manufacturing and International of the Company and our subsidiary, Alphatec Spine, since August 2006. From August 2005 until August 2006, he served as the Vice President of Manufacturing of the Company and our subsidiary, Alphatec Spine. From May 2003 to April 2005, he was Senior Vice President of Operations for Digirad Corp. (Nasdaq: DRAD), a medical imaging company. From April 1994 to February 2003, he served as Vice President of Manufacturing for Omnicell, Inc. (Nasdaq OMCL), a healthcare supply chain solution provider, and, from 1993 to 1994, as Vice President of Operations for Vidamed, Inc. Mr. Bellucci worked in various positions, including Senior Vice President of Operations, at Laserscope from 1984 to 1993. Mr. Bellucci received a Bachelor of Science degree in Engineering from Brown University and an MBA from the Stanford Graduate School of Business.

Ebun S. Garner, Esq. has served as the General Counsel, Vice President Compliance and Secretary of the Company and our subsidiary, Alphatec Spine, since December 2006. From August 2006 until December 2006, he served as the General Counsel and Vice President, Compliance of the Company and our subsidiary, Alphatec Spine. From September 2005 until August 2006, he served as the Vice President of Legal Affairs and Compliance of the Company and our subsidiary, Alphatec Spine. From August 2005 to September 2005, he served as the Vice President of Legal Affairs of the Company and our subsidiary, Alphatec Spine. From July 2000 until August 2005, Mr. Garner was a corporate associate at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. From September 1999 until July 2000, Mr. Garner was a corporate associate at the law firm of Squadron, Ellenoff, Plesent and Sheinfeld, LLP. Mr. Garner is admitted to practice law in the State of New York. Mr. Garner received a Bachelor of Arts degree in Economics from the University of Pennsylvania and a J.D. from New York University School of Law.

Shunshiro “Roy” Yoshimi has served as the President, Chief Executive Officer and Chairman of the Board of our subsidiary, Alphatec Pacific, since March 2005. Mr. Yoshimi was the founder of Alphatec Spine and served as the Chairman of the Board, President and Chief Executive Officer of Alphatec Spine from January 1990 to March 2005. Mr. Yoshimi has had extensive experience in the field of development and sale of orthopedic products. During the 12 years prior to founding Alphatec Spine, Mr. Yoshimi had been actively involved with ACE Medical and DePuy, Inc., two large international orthopedic device manufacturers, as a manager for Eastern Asia and then as a distributor in Japan. His experience includes having established distributors and representatives in Korea, Taiwan, and Hong Kong and sales and distribution networks in Japan for DePuy, Inc. Initially, he operated as a distributor in Japan for DePuy, Inc. and later became President of DePuy, Inc.’s Japan subsidiary.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

In 2006, compensation for our principal executive officer was determined by our Compensation Committee while compensation for our other executive officers was determined by our Board. None of the members of our Compensation Committee or our Board has ever been one of our employees or officers, other than Messrs. Foster and Hiscock. Mr. Foster did not receive any compensation for his service as an employee in 2006. During 2006, none of our executive officers served as a member of the board of directors or compensation committee (or persons performing the equivalent functions) of any entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Certain of our directors and their affiliates have participated in transactions with us. For a detailed description of these transactions, see the “Certain Relationships and Related Transactions, and Director Independence” section below.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Board has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, required by Item 402(b) of Regulation S-K, which appears elsewhere in this Annual Report, with our management. Based on this review and discussion, the compensation committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report.

MEMBERS OF THE COMPENSATION COMMITTEE:

R. Ian Molson

Stephen O’Neil

COMPENSATION DISCUSSION AND ANALYSIS

We have prepared the following CD&A to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

Compensation Discussion and Analysis

The primary objectives of the Compensation Committee of our Board with respect to executive compensation are to attract and retain the best possible executive talent, to motivate them to achieve corporate objectives, and reward them for superior performance. The focus is to tie short and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has maintained a compensation plan that ties a substantial portion of executives’ overall compensation to our operational performance. Because we believe the performance of every employee is important to our success, we are mindful of the effect our executive compensation and incentive programs have on all of our employees. Executive compensation decisions for the 2006 fiscal year were determined by using the policies and processes in place prior to our initial public offering and are detailed below.

In the 2006 fiscal year, management developed our compensation plans by utilizing publicly available compensation data for national and regional companies in the orthopedic device industry. For benchmarking executive compensation, we typically review the compensation data we have collected from the surveys, as well as various subsets of this data, to compare elements of compensation based on certain characteristics of the company, such as number of employees and number of shares of stock outstanding. Examples of companies we have used in evaluating our compensation components are Nuvasive, Inc., Orthofix International, N.V. and DJ Orthopedics, Inc.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with companies with a similar number of employees represented in the compensation data we review.

We have worked within the framework of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular background and circumstances, including training and prior relevant work experience;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for people with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position;

•	comparison to other executives within our company having similar levels of expertise and experience; and

•	uniqueness of industry skills.

This collaborative annual review process begins in the second fiscal quarter of each year with respect to the prior fiscal year with each employee completing a written self-evaluation which is reviewed by the appropriate vice president. The vice president reviews and meets with human resources to finalize department recommendations which are then reviewed by an internal group comprised of our Chief Operating Officer, Chief Financial Officer, and Vice President, Human Resources. That group reviews the submissions by each department and prepares a final set of recommendations for submission to our President and CEO. The Compensation Committee may accept or adjust the recommendations. After the Compensation Committee approves the recommendations, managers then meet with employees to deliver their performance review and any compensation adjustments. Compensation adjustments are implemented following the completion of the review process. The annual reviews of our executive officers are conducted by our President and Chief Executive Officer.

In evaluating compensation for the 2006 fiscal year, we considered, among others, the following factors and events that occurred during 2006:

•	the successful completion of our initial public offering and the ability to meet the necessary financial and legal requirements of a public company;

•	the close monitoring of our financial position to allow timely completion of our corporate priorities within the approved budget; and

•	the continued increase of our revenues.

We do not currently have a merit-based salary increase program for our Named Executive Officers. All Salary increases granted to Named Executive Officers, to the extent granted, were tied to either a promotion of such Named Executive Officer, or an increase in the responsibilities of a Named Executive Officer. In 2006 we provided cash bonus awards to certain of our employees, including all of the Named Executive Officers, through our 2006 Bonus Plan. The 2006 Bonus Plan was a cash incentive program designed to reward employees upon our achievement of certain revenue goals. Under our 2006 Bonus Plan, each of the Named Executive Officers listed below, based on the recommendation of the President and Chief Executive Officer and approval by the Board, was eligible for cash bonuses. The target cash bonuses were determined according to a formula expressed as percentages of the respective Named Executive Officer’s base salary based on the achievement of revenue goals determined by the Board.

Our Compensation Committee, with contributions from the other members of our Board and management, evaluates our President and Chief Executive Officer’s performance.

Compensation Components

The components of our compensation package are as follows:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. Most of our Named Executive Officers began their employment with us in 2006. All employment agreements with our Named Executive Officers were the result of arms-length negotiations. As with total executive compensation, we believe that executive base salaries should generally be comparable with salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Annual Cash Bonus

Our practice has been to provide employees in executive positions with the opportunity to earn an annual cash bonus up to a certain percentage of their annual base salary. The target percentages for these bonuses range from 10% for senior managers below the vice president level, 25% to 50% for vice presidents, and 50% for the President and Chief Executive Officer. These target percentages are generally set forth in the employee’s employment agreement or offer letter and are subject to adjustment in the discretion of the Compensation Committee. This practice is designed to enable us to attract quality employees and add an additional compensation opportunity in the form of variable pay. As part of the annual review process, performance of each eligible employee is evaluated against the objectives that were mutually established by the employees and their managers. The Compensation Committee determines the percent of the bonus to be awarded based on overall corporate performance together with a subjective assessment by their manager of each employee’s achievement of the previously established performance goals which relate to the employee’s area of responsibility. Bonus awards are generally prorated for individuals who joined us during the applicable year.

Long-Term Incentives

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executive officers in equity-based awards. Our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or our 2005 Stock Plan, allows the grant to executive officers of stock options, restricted stock, and other equity-based awards. Prior to our initial public offering we granted certain employees restricted stock awards. Since our initial public offering we have only granted incentive stock options to employees, however we may consider the possibility of granting other types of equity awards as our business strategy evolves. We typically make an initial stock option award to new employees as well as option grants to reflect promotions, as necessary. Currently we do not make annual stock option awards as part of our overall performance management program, however we may institute such a program in fiscal 2007.

Initial Stock Option Awards

Since our initial public offering, executives who join us are awarded initial stock option grants. These grants have an exercise price equal to the closing price of our common stock on the day prior to the date of grant, which is generally the second Wednesday of each month after the beginning of the executive’s employment, and a five-year vesting schedule with 20% of the shares vesting on the annual anniversary of the date of issuance. The amount of the initial stock option award is determined based on the executive’s position with us and analysis of the competitive practices of the companies similar in size to us represented in the compensation data that we review with the goal of creating a total compensation package for new employees that is competitive with other orthopedic device companies and that will enable us to attract high quality people. Our President and Chief Executive Officer is currently authorized by the Compensation Committee to make initial stock option grants within certain parameters to non-executive officers, beyond which Compensation Committee approval is required.

To determine the proposed option recommendations for new hires in 2006, we relied upon the data we had previously collected with respect to the compensation being paid by orthopedic device manufacturers of a similar size to us.

Promotion Grants

If an employee receives a promotion during the year, we generally recommend that the Compensation Committee, or its designee, approve stock option grants to reflect the promotion. Generally, these promotion grants begin to vest on the date of the stock option grant, which is generally the second Wednesday of each month after approval of the grant related to the promotion. The method for determining each promotion grant is based on the numbers used for determining an initial stock option grant for the position with a reduction from such amount based on the number of options previously granted to such employee.

Other Compensation

We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan. In particular circumstances, we also utilize cash signing bonuses when certain executives and senior non-executives join us. Such cash signing bonuses are typically repayable in full to us if the recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we have paid and will consider paying cash bonuses to compensate for amounts forfeited by an executive upon terminating prior employment. In addition, we may assist with certain expenses associated with an executive joining and maintaining their employment with us. For example, in 2006 we reimbursed our Chief Technology Officer, former Vice President, RA/QA, former President and CEO and former Chief Administrative Officer for certain housing costs and/or expenses for relocation. We have also provided reimbursement compensation for the taxes associated with these benefits. We believe these forms of compensation create additional incentives for an executive to join us in a position where there is high market demand. These forms of compensation are typically structured to not exceed certain monetary amounts and/or time periods. These forms of compensation are generally subject to repayment on a pro-rata basis if the executive terminates his or her employment within one or two years of their date of hire.

Conclusion

Our compensation policies are designed and are continually being developed to retain and motivate our senior executive officers and to ultimately reward them for outstanding individual and corporate performance. In 2007, we plan to begin working on a revised compensation structure that is more reflective of our needs as a public company. Management plans to engage a compensation consultant to assist us in this process and we anticipate completing this work and implementing this new structure in 2008.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to the Company by our current and former Chief Executive Officers, our current and former Chief Financial Officers, our three other most highly compensated executive officers on December 31, 2006 and one former executive officer, each of whose total compensation exceeded $100,000. We refer to these executive officers as our “Named Executive Officers” elsewhere in this report.

Name and Principle Position	Year	Salary	Bonus(5)	Stock Awards (6)		Option Awards (6)	All other Compensation (9)(18)		Total
John H. Foster	2006	$—	$—	$—		$—	$—		$—
President, Chief Executive Officer and Chairman of the Board

Ronald G. Hiscock(1)	2006	408,653	352,676	2,062,592	(7)	—	605,197	(10)	3,429,118
Former President and Chief Executive Officer

Steven M. Yasbek	2006	170,173	12,038	—		23,304	6,807	(11)	212,322
Chief Financial Officer, Vice President and Treasurer

Stephen T.D. Dixon(2)	2006	202,789	44,556	—		—	77,219	(12)	324,564
Former Chief Financial Officer, Vice President and Treasurer

Scott Palka(3)	2006	34,615	—	(126,656	)(8)	—	288,486	(13)	196,445
Former Chief Financial Officer, Vice President and Treasurer

Steven Reinecke	2006	216,154	26,338	118,807		2,867	82,019	(14)	446,185
Chief Technology Officer and Vice President

Stephen Lubischer	2006	275,000	30,000	82,713		—	26,211	(15)	413,924
Vice President, Sales

Shunshiro “Roy” Yoshimi	2006	153,846	—	—		—	200,000	(16)	353,846
Chairman, President and Chief Executive Officer, Alphatec Pacific

Vicky Romanoski(4)	2006	248,105	29,631	181,659		—	106,929	(17)	566,324
Former Chief Administrative Officer

(1)	Mr. Hiscock served as our President and Chief Executive Officer from June 7, 2005 through December 14, 2006.
(2)	Mr. Dixon served as our Chief Financial Officer, Vice President and Treasurer from February 7, 2006 through October 17, 2006.
(3)	Mr. Palka served as our Chief Financial Officer, Vice President and Treasurer from April 18, 2005 through February 7, 2006.

(4)	Ms. Romanoski served as our Chief Administrative Officer, Vice President and Secretary from June 8, 2005 through December 14, 2006.
(5)	The bonus amounts in this column reflect actual amounts (a) paid of $300,000 in 2006 to Mr. Hiscock upon the completion of the initial public offering and (b) amounts earned and paid in 2006 pursuant to the respective employees’ employment agreements.
(6)	The value of the stock and option awards has been computed in accordance with Statement of Financial Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information about the assumptions used to determine the fair value of the stock and option awards and all forfeitures during the year, see Note 9 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2007. Our executive officers and former executive officers will not realize the value of the option awards in cash until these awards are exercised and the underlying shares are subsequently sold.
(7)	We recognized $1,364,321 in stock compensation expense during 2006 for the accelerated vesting of the 107,100 shares granted to Mr. Hiscock.
(8)	Upon termination in 2006, Mr. Palka forfeited 178,500 shares of restricted stock that had been granted on August 12, 2005 that was repurchased by us during 2006.
(9)	The totals in this column do not include tax gross ups payments to be paid in 2007 related to other compensation paid in 2006 and 2005 as follows: (a) $109,679 for Mr. Hiscock, $15,428 for Mr. Reinecke, $11,590 for Mr. Yoshimi and $52,851 for Ms. Romanoski.
(10)	All other compensation for Mr. Hiscock includes (a) $219,358 for reimbursement of lost severance related to Mr. Hiscock’s agreement with Benchmark Medical, (b) PIK dividend on restricted share awards related to the IPO in paid equity of $142,027, (c) PIK dividend on restricted shares awards related to the IPO paid in cash of $76,574 (d) housing allowances of $37,485, (e) automobile allowances of $25,709, (f) airline ticket allowances of $8,155, (g) car service allowances of $8,579, (h) legal fees of $59,736, (i) life insurance policy premiums of $18,584, (j) our 401(K) contributions of $8,800, and (k) rental insurance payments of $190.
(11)	All other compensation for Mr. Yasbek includes our 401(K) contributions of $6,807.
(12)	All other compensation for Mr. Dixon includes (a) severance of $69,327 and (b) our 401(K) contributions of $7,892.
(13)	All other compensation for Mr. Palka includes (a) severance of $265,384, (b) accrued vacation payout of $21,717 and (c) our 401(K) contributions of $1,385.
(14)	All other compensation for Mr. Reinecke includes (a) PIK dividend on restricted share awards related to the IPO in paid equity of $9,418, (b) PIK dividend on restricted shares awards related to the IPO paid in cash of $5,078 (c) housing allowances of $16,889, (d) furniture allowances of $10,484, (e) relocation allowances of $30,000, (f) car service allowances of $1,350 and (g) our 401(K) contributions of $8,800.
(15)	All other compensation for Mr. Lubischer includes (a) PIK dividend on restricted share awards related to the IPO in paid equity of $11,312, (b) PIK dividend on restricted shares awards related to the IPO paid in cash of $6,099 and (c) our 401(K) contributions of $8,800.
(16)	All other compensation for Mr. Yoshimi includes a payment of $200,000 for services rendered in 2005.
(17)	All other compensation for Ms. Romanoski includes (a) PIK dividend on restricted share awards related to the IPO in paid equity of $26,274, (b) PIK dividend on restricted shares awards related to the IPO paid in cash of $14,166 (c) housing allowances of $32,027, (d) automobile allowances of $9,787, (e) airline ticket allowances of $7,426, (f) car service allowances of $8,449 and (g) our 401(K) contributions of $8,800.
(18)	The incremental costs to the company for automobile and airline ticket allowances were calculated as follows: (a) auto allowances were calculated at 100% of the pro rated annual lease value per the IRS rules in Publication 15 and (b) airline ticket allowances were calculated at 20% of the total cost for trips combining business and personal and 100% for personal trips.

Grants Of Plan-Based Awards

The following table sets forth information regarding grants of stock option awards made to our Named Executive Officers during the fiscal year ended December 31, 2006.

Name	Grant Date	Approval Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Market Price on Date of Grant of Option Awards(1)	Grant Date Fair Value of Stock and Option Awards(2)
John H. Foster	—	—	—	—		—
Ronald G. Hiscock	—	—	—	—		—
Steven M. Yasbek	2/20/2006	—	10,710	$4.76	—	$93,049
Steven M. Yasbek	6/20/2006	—	2,000	$8.07	$8.07	—
Steven M. Yasbek	11/8/2006	10/24/06	37,910	$3.21	$3.12	—
Stephen T. D. Dixon(3)	2/6/2006	2/1/2006	124,950	$4.76	—	$1,085,577
Scott Palka	—	—	—	—		—
Steven Reinecke	8/17/2006	8/16/06	10,000	$6.10	$5.81	—
Stephen Lubischer	—	—	—	—	—	—
Shunshiro Yoshimi	—	—	—	—	—	—
Vicky A. Romanoski	—	—	—	—	—	—

(1)	The exercise price represents the fair market value of our common stock on the date of the grant, which is the closing price of our common stock on the date prior to the date of the grant as reported on the NASDAQ Global Market for grants after June 2, 2006, the date of our initial public offering in accordance with the definition of fair market value set forth in our 2005 Stock Plan.
(2)	The value of the stock and option awards has been computed in accordance with Statement of Financial Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information about the assumptions used to determine the fair value of the stock and option awards during the year, see Note 9 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2007. Our executive officers and former executive officers will not realize the value of the option awards in cash until these awards are exercised and the underlying shares are subsequently sold.
(3)	Upon termination in October 2006, Mr. Dixon forfeited 124,950 unvested stock options that were granted on February 6, 2006.

Description of Employment Agreements with Named Executive Officers

We do not have an employment agreement with John H. Foster.

In October 2006, we and our subsidiary, Alphatec Spine, entered into an employment agreement with Steven M. Yasbek, pursuant to which Mr. Yasbek agreed to serve as our Chief Financial Officer, Vice President and Treasurer. Pursuant to the agreement Mr. Yasbek will receive an initial annual base salary of $225,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 40% of his annual base salary for such year, with the payment of such bonus based on Mr. Yasbek’s achievement of quarterly and annual performance objectives established by the Board at the beginning of each fiscal year. Pursuant to the agreement, we granted Mr. Yasbek options to purchase up to 37,910 shares of our common stock at an exercise price equal to the fair market value on the grant date. The options will vest annually in five equal tranches beginning on the first anniversary of the grant date. In addition, all of the options shall become fully vested upon a change of control.

In December 2006, we and our subsidiary, and Alphatec Spine, entered into an employment agreement with Stephen Lubischer, pursuant to which Mr. Lubischer agreed to serve as our Vice President, Sales. Pursuant to the agreement Mr. Lubischer will receive an initial annual base salary of $275,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Lubischer’s achievement of quarterly and annual performance objectives established by the Board at the beginning of each fiscal year. The Board increased this bonus percentage to 85% for the 2007 fiscal year in order to provide an additional performance incentive to Mr. Lubischer. Pursuant to the agreement, we granted Mr. Lubischer options to purchase up to 7,160 shares of our common stock at an exercise price equal to the fair market value on the grant date. The options will vest annually in five equal tranches beginning on the first anniversary of the grant date. In addition, all of the options shall become fully vested upon a change of control.

In August 2006, we and our subsidiary, Alphatec Spine, entered into an employment agreement with Steven Reinecke, pursuant to which Mr. Reinecke agreed to serve as our Chief Technology Officer and Vice President. Pursuant to the agreement Mr. Reinecke will receive an initial annual base salary of $235,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Reinecke’s achievement of quarterly and annual performance objectives established by the Board at the beginning of each fiscal year. Pursuant to the agreement, we granted Mr. Reinecke options to purchase up to 10,000 shares of our common stock at an exercise price equal to the fair market value on the grant date. The options will vest annually in five equal tranches beginning on the first anniversary of the grant date. In addition, all of the options shall become fully vested upon a change of control.

In August 2005 our subsidiary, Alphatec Spine, entered into an executive services agreement with Shunshiro “Roy” Yoshimi, pursuant to which Mr. Yoshimi agreed to serve as the President, CEO and Chairman of our subsidiary, Alphatec Pacific. Pursuant to the agreement Mr. Yoshimi will receive an initial annual base salary of $200,000.

All option awards granted to our Named Executive Officers were granted pursuant to our 2005 Stock Plan and vest annually from the grant date in five equal installments of 20%. All option grants have a term of ten years. These grants have an exercise price equal to the closing price of our common stock on the day prior to the date of grant.

All restricted share awards granted to our Named Executive Officers were granted pursuant to our 2005 Stock Plan and vest annually from the grant date in five equal installments of 20%. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2006.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unearned Shares or Units That Have not Vested (#)	Market Value of Shares or Units That Have not Vested(3)
John H. Foster	—	—	$—	—	—	$—
Ronald G. Hiscock	—	—	—	—	257,040	958,759
Steven M. Yasbek	—	10,710	$4.76	02/20/16	—	—
Steven M. Yasbek	—	2,000	$8.07	06/20/16	—	—
Steven M. Yasbek	—	37,910	$3.21	11/08/16	—	—
Stephen T. D. Dixon	—	—	—	—	—	—
Scott Palka	—	—	—	—	—	—
Steven Reinecke	—	10,000	$6.10	8/17/2016	35,700	133,161
Stephen Lubischer	—	—	—	—	34,272	127,835
Shunshiro Yoshimi	—	—	—	—	—	—
Vicky A. Romanoski	—	—	—	—	71,400	266,322

(1)	All option awards vest annually from the grant date in five equal installments of 20%. All option grants have a term of ten years.
(2)	All restricted share awards vest annually from the grant date in five equal installments of 20%. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.
(3)	Amount based on December 31, 2006 closing price of $3.73 per share of our common stock on the NASDAQ Global Market.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended December 31, 2006.

	Stock Awards(1)
Name	Number of Shares Acquired On Vesting	Value Realized on Vesting
John H. Foster	—	$—
Ronald G. Hiscock	171,360	1,530,031
Steven M. Yasbek	—	—
Stephen T. D. Dixon	—	—
Scott Palka	—	—
Steven Reinecke	8,925	31,505
Stephen Lubischer	8,568	50,508
Shunshiro Yoshimi	—	—
Vicky A. Romanoski	17,850	136,303

(1)	All restricted share awards vest annually from the grant date in five equal installments of 20%. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Severance and Change of Control Agreements Approved in Fiscal Year 2007

Termination of Employment and Change of Control Arrangements

The employment agreements with certain of our Named Executive Officers provide certain benefits upon the termination of employment without cause. In the event that any of Messrs. Yasbek, Reinecke or Yoshimi is terminated without cause, he is entitled to receive as severance compensation his annual base salary for a period of 12 months and a payment for any accrued but unused vacation days.

In the event that Mr. Lubischer is terminated without cause, he is entitled to receive as severance compensation his annual base salary for a period of at least three, but not more than 12 months, with such period being determined by us, and a payment for any accrued but unused vacation days. During this time period, Mr. Lubischer shall be bound by certain obligations to not compete with us.

In addition to the salary and vacation day payments set forth above, upon any termination without cause, during the time period in which any of these executive officers is receiving severance payments, he will be entitled to continue to participate in all medical and similar benefit programs that we establish and make available to our management employees. Our Compensation Committee, or our Board in the case of Mr. Yoshimi, agreed to this severance package as part of the negotiations with each of these executive officers to secure his services. Our Compensation Committee, or our Board in the case of Mr. Yoshimi, approved the severance package based on their experience serving on boards of directors and compensation committees of companies of a similar size and stage of development to us and their familiarity with severance packages offered to executive officers of such companies. Based on this knowledge, experience and information, we believe that the respective severance periods and provision of medical and similar benefit programs during such severance periods are both reasonable and generally in line with severance packages negotiated with executive officers of similarly situated companies.

We do not have an employment agreement with Mr. Foster.

Pursuant to our restricted stock agreements and stock option agreements with our executive officers, in the event of a change in control, as defined in our 2005 Stock Plan, the vesting of outstanding restricted stock grants and stock option awards held by these executive officers will accelerate in connection with a change in control, without regard to whether the Named Executive Officer terminates employment in connection with or following the change in control.

Our subsidiary, Alphatec Spine, has entered into a stock purchase agreement with Mr. Yoshimi pursuant to which we have an obligation to repurchase his Alphatec Pacific shares upon certain changes of control of us, Alphatec Spine or Alphatec Pacific.

A “change in control” shall occur on the date that: (i) any one person, entity or group acquires ownership of capital stock of us, together with our capital stock already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of our capital stock; provided, however, if any one person, entity or group is considered to own more than 50% of the total fair market value or total voting power of our capital stock of the Company, the acquisition of additional capital stock by the same person, entity or group shall not be deemed to be a change of control; (ii) a majority of members of the Board is replaced during any

12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) any one person, entity or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person, entity or group) assets from us that have a total gross fair market value at least equal to 80% of the total gross fair market value of all of the assets of us immediately prior to such acquisition or acquisitions.

Potential Post-Employment Payments Table

The table below reflects amounts payable to the Named Executive Officers (i) assuming their employment was terminated on December 31, 2006 and (ii) assuming a change in control occurred on December 31, 2006.

Name	Termination Without Cause prior to a Change in Control ($)	Change of Control (1)

John H. Foster	$—	$—
Steven M. Yasbek	236,084	37,910
Stephen Lubischer	322,411	34,272
Steven Reinecke	283,063	35,700
Shunshiro “Roy” Yoshimi	215,762	—

(1)	The intrinsic value of the unvested stock option and restricted stock awards as of December 31, 2006 that would have been accelerated had a change in control occurred on that date, calculated by multiplying the number of underlying unvested shares by the closing price of our stock on December 31, 2006 ($3.73 per share) and, in the case of stock options, by then subtracting the applicable option exercise price.

Director Compensation

The following table shows the total compensation earned or paid during the fiscal year ended December 31, 2006 to each of our directors.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	All Other Compensation(2)	Total
John H. Foster(3)	$—	$—	$—	$—	$—
Mortimer Berkowitz III(3)	—	—	—	—	—
R. Ian Molson(4)	—	143,960	—	15,081	159,041
Stephen E. O’Neil(5)	—	143,960	—	15,081	159,041
Stephen H. Hochschuler, M.D.(6)(7)	—	25,035	14,275	72,608	111,918

(1)	Amounts in these columns reflect the dollar amounts that were recognized in fiscal 2006 for financial statement reporting purposed under SFAS 123(R) with respect to stock and option awards granted to our directors in and prior to fiscal 2006.
(2)	The compensation in this column includes (a) consulting fees of $52,500 for Dr. Hochschuler and (b) PIK dividend on restricted share awards related to the IPO in paid equity as follows: $9,798 for Mr. Molson, $9,798 for Mr. O’Neil and $13,064 for Dr. Hochschuler and (c) PIK dividend on restricted shares awards related to the IPO paid in cash as follows: $5,283 for Mr. Molson, $5,283 for Mr. O’Neil and $7,044 for Dr. Hochschuler.
(3)	Mr. Foster and Mr. Berkowitz III do not have any stock awards or options outstanding as of December 31, 2006.
(4)	Mr. Molson has a stock award of 42,840 unvested shares outstanding as of December 31, 2006.
(5)	Mr. O’Neil has a stock award of 42,840 unvested shares outstanding as of December 31, 2006.
(6)	Dr. Hochschuler has a stock award of 57,120 unvested shares and a stock option award of 200,000 unvested shares outstanding as of December 31, 2006.
(7)	On October 11, 2006, Dr. Hochschuler was issued a stock option grant to purchase 200,000 shares at an exercise price of $3.21. The stock option grant vests in five equal annual installments of 20% from the grant date. The stock option grant expires on October 11, 2016. The grant date fair value of option is $4,000. We have also entered into a consulting agreement with Dr. Hochschuler. See item 13 for additional information.

In 2005 each of our independent directors, R. Ian Molson and Stephen E. O’Neil received 53,550 restricted shares of our common stock as consideration for their service on our Board. The restricted shares vest over a five-year period, and become vested immediately upon a change in control or a sale of substantially all of our assets.

As of April 25, 2007, the Board approved the following compensation program for our independent directors in which (i) upon election to the Board, each independent director (excluding Messrs. Molson and O’Neil) shall be granted nonqualified options to purchase 15,000 shares of our common stock; (ii) on the first business day following the annual meeting each year, each independent director that has served on the Board for at least six months prior to such date shall be granted nonqualified options to purchase 7,500 shares of our common stock; (iii) upon election to the Board, each independent director (excluding Messrs. Molson and O’Neil) shall receive a cash payment of $10,000; (iv) each independent director (including Messrs. Molson and O’Neil) shall receive a cash payment of $2,000 per meeting for attendance in person at Board meetings (and committee meetings); (vi) each independent director (including Messrs. Molson and O’Neil) shall receive a cash payment of $1,000 per meeting for attendance at telephonic Board meetings (and committee meetings); and (vii) each independent director (including Messrs. Molson and O’Neil) shall receive an annual $10,000 cash payment for serving as Chairman of a Board committee (provided that such person was in attendance as Chairman for at least two-thirds of the meetings of such committee). The nonqualified options vest over a three-year period, and become vested immediately upon a change in control or a sale of substantially all of our assets. Each of our directors is reimbursed for expenses incurred in connection with attendance at the meetings of our Board and committees of the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2007 for (a) each of our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 35,101,034 shares of common stock outstanding on April 15, 2007. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Alphatec Holdings, Inc., 2051 Palomar Airport Road, Suite 100, Carlsbad, California 92011.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock
Directors and Executive Officers
John H. Foster(2)	13,525,939	38.5%

Mortimer Berkowitz III(3)	13,346,639	38.0%
Shunshiro “Roy” Yoshimi	418,989	1.2%
R. Ian Molson(4)	293,053	*
Stephen Lubischer	79,119	*
Herbert J. Bellucci	76,097	*

Stephen H. Hochschuler, M.D.	72,183	*
Stephen E. O’Neil	54,137	*
Steven Reinecke	46,300	*
Ebun S. Garner, Esq.(5)	38,182	*
Steven M. Yasbek(6)	8,342	*
James R. Glynn	—	*

M. Ross Simmonds	—	*
All executive officers and directors as a group (13 persons)(7)	14,714,341	41.9%

Five Percent Stockholders
HealthpointCapital Partners, LP, 505 Park Avenue, 12th Floor New York, NY 10022(8)	13,344,639	38.0%
Federal Insurance Company, 15 Mountain View Road Warren, NJ 07061-1615(9)	2,999,834	8.6%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)	Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2007, pursuant to the exercise of options, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	Includes 13,244,639 shares of common stock held by HealthpointCapital Partners, LP. John H. Foster, our President, CEO and Chairman, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in, HealthpointCapital Partners, LP, and Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, which has a 25% ownership interest in HGP, LLC, which exercises voting, investment and dispositive rights with respect to the shares of stock owned by HealthpointCapital Partners, LP. Mr. Foster disclaims beneficial ownership of the shares owned by HealthpointCapital Partners, LP, except as to his proportionate pecuniary interest in such shares.

(3)	Includes 13,244,639 shares of common stock held by HealthpointCapital Partners, LP. Mortimer Berkowitz III, one of our directors, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in HealthpointCapital Partners, LP, and the President, a member of the Board of Managers and a managing member of HealthpointCapital, LLC, which has a 25% ownership interest in HGP, LLC, which exercises voting, investment and dispositive rights with respect to the shares of stock owned by HealthpointCapital Partners, LP. Mr. Berkowitz disclaims beneficial ownership of the shares owned by HealthpointCapital Partners, LP, except as to his proportionate pecuniary interest in such shares.
(4)	Includes 199,326 shares of common stock held by the Swiftsure Trust. Mr. Molson controls Nantel Investment, Ltd., which is a beneficial owner of the Swiftsure Trust. Mr. Molson disclaims beneficial ownership of the shares owned by the Swiftsure Trust except as to his proportionate pecuniary interest in such shares.
(5)	Includes 8,925 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2007.
(6)	Includes 2,542 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2007.
(7)	Includes an aggregate of 11,467 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 25, 2007. Includes 13,244,639 shares of common stock held by HealthpointCapital Partners, LP, See also footnotes (2) and (3) above.
(8)	The amount of beneficial ownership of shares is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007. See also footnotes (2) and (3) above.
(9)	The amount of beneficial ownership of shares is based on a Schedule 13G filed jointly by Federal Insurance Company and The Chubb Corporation with the Securities and Exchange Commission on February 13, 2007. The shares are held directly by Federal Insurance Company, which is a wholly-owned subsidiary of The Chubb Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that six initial reports of ownership, were filed late by each of Stephen H. Hochschuler, M.D.,Stephen Lubischer, Shunshiro Yoshimi, Steven M. Yasbek, M. Ross Simmonds and Jeffrey R. Green, and one report covering an aggregate of two transactions was filed late by Steven Reinecke.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Financial Advisory Service, Rental and Other Payments and Agreements

On March 1, 2006, we agreed to pay an advisory fee of $1.0 million plus out of pocket expenses to HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, LP, for services provided in connection with our initial public offering pursuant to an oral arrangement with HealthpointCapital, LLC. The advisory services performed by HealthpointCapital, LLC included: (i) retaining and coordinating with the underwriters throughout the initial public offering process; (ii) assisting our management in preparing for the initial public offering and the road show; (iii) assisting our management with the preparation of the prospectus; (iv) assisting us in negotiating the pre-money valuation, size of initial public offering and the terms of our New Redeemable preferred stock; (v) interacting with our existing stockholders on a continuous basis throughout the initial public offering process; and (vi) retaining other advisors, as needed. John H. Foster, our President, Chief Executive Officer and Chairman, is a managing member of HGP, LLC, which is the general partner of, and has a 20% profits interest in, HealthpointCapital Partners, LP. Mr. Foster is also the Chairman, Chief Executive Officer, a member of the Board of Managers and a managing director of HealthpointCapital, LLC, which has a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital Partners, LP. Mortimer Berkowitz III, one of our directors, is the President, a member of the Board of Managers and a managing member of HealthpointCapital, LLC and a managing member of HGP, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Our Chairman, John H. Foster, has a 3.2% beneficial capital interest in HealthpointCapital Partners, LP, a 36.6% direct interest in HGP, LLC and a 44.2% direct and beneficial interest in HealthpointCapital, LLC. Our director Mortimer

Berkowitz III has a less than 1% direct capital interest in HealthpointCapital Partners, LP, a 24.4% direct interest in HGP, LLC and a 30.5% direct and beneficial interest in HealthpointCapital, LLC. Our director R. Ian Molson has a less than 1% direct capital interest in HealthpointCapital Partners, LP and a 2.2% direct interest in HealthpointCapital, LLC. Our director Stephen E. O’Neil has a 1.5% direct interest in HealthpointCapital, LLC.

Our Board has agreed to reimburse Foster Management Company, which is owned by Mr. Foster, $4,000 per flight hour for the use of its aircraft when Mr. Foster travels for our business purposes. Based upon a competitive analysis of comparable leased aircraft, our Board determined that this hourly reimbursement rate is at or below market rates for the charter of similar aircrafts. We reimbursed Foster Management Company approximately $352,000 for such travel in 2006.

On February 2, 2006, we filed a joint complaint with our former President and Chief Executive Officer, Ronald Hiscock, in California State Superior Court against Benchmark Medical. This action arose out of Benchmark’s alleged default under its contractual obligation to make certain payments to Mr. Hiscock pursuant to a severance agreement entered into between Mr. Hiscock and Benchmark. In the complaint, Mr. Hiscock sought damages based on the severance payments that have not been paid to him, and we sought a declaratory judgment that we are not bound by the restrictive covenants of Mr. Hiscock’s severance agreement (which provided that Mr. Hiscock will not compete with Benchmark or solicit or employ Benchmark employees), provided that Mr. Hiscock is not involved in the solicitation of Benchmark employees. In March 2006, Benchmark filed a complaint in the Chester County, Pennsylvania Court of Common Pleas against each of Mr. Hiscock and our former Chief Administrative Officer, Vice President and Secretary, Vicky Romanoski, in which it alleged that both of them breached the terms of their respective severance agreements with Benchmark. In the complaint, Benchmark sought to recoup aggregate severance payments paid to both Mr. Hiscock and Ms. Romanoski. In addition, the complaint sought to have all matters related to such alleged breaches litigated in Pennsylvania rather than California. We agreed to indemnify and hold harmless each of Mr. Hiscock and Ms. Romanoski, against any expense, loss or liability arising from any alleged breach of their respective severance agreements, including legal expenses related to the suit against Benchmark and Benchmark’s complaint, and unpaid severance payments due to Mr. Hiscock and Ms. Romanoski from Benchmark. This matter was settled by all parties involved in June, 2006, however, pursuant to our agreement to indemnify Mr. Hiscock we paid $219,358 to Mr. Hiscock for lost severance payments in 2006. In addition, we paid all legal fees for our joint litigation with Mr. Hiscock and Ms. Romanoski, which was $56,188 in 2006.

In connection with the repurchase of certain distribution rights in Japan, our subsidiary, Alphatec Pacific, borrowed ¥350.0 million, or approximately $3.0 million, from Mr. Roy Yoshimi, the President, Chief Executive Officer and Chairman of Alphatec Pacific. In return for this loan, Mr. Yoshimi received an unsecured note and 20% of the stock of Alphatec Pacific. In June 2006, we paid Mr. Yoshimi $3.0 million to repay this note in full.

Our subsidiary, Alphatec Spine, has entered into a stock purchase agreement with Mr. Yoshimi pursuant to which we have an obligation to repurchase his Alphatec Pacific shares upon certain changes of control of the Company, Alphatec Spine or Alphatec Pacific or upon termination of Mr. Yoshimi’s employment. In addition, 12 months after the completion of our initial public offering, Mr. Yoshimi will have the right to require us to repurchase his shares of Alphatec Pacific stock upon written notice. The price we pay to reacquire shares of Alphatec Pacific from Mr. Yoshimi will be based on the revenues of Alphatec Pacific during three full calendar months prior to our obligation to purchase the shares, except in the event of a change of control of Alphatec Pacific, where it will be equal to a proportionate share of the price paid for Alphatec Pacific.

In October 2006, we, and our subsidiary, Alphatec Spine, entered into a Consulting Agreement with one of our directors, Stephen H. Hochschuler, M.D. Pursuant to the terms of the agreement, we agreed to appoint Dr. Hochschuler to the Alphatec Holdings and Alphatec Spine Board of Directors until the next annual meeting of each of its stockholders or his successor is duly appointed and qualified. Pursuant to the agreement, Dr. Hochschuler is required to provide advisory services to us related to the spinal implant industry and our research and development strategies. The agreement has a three-year term. In return for such advisory services, we are obligated to pay Dr. Hochschuler cash and equity compensation.

In connection with the consummation of our initial public offering in June 2006, we completed a series of transactions as specified in our certificate of incorporation in order to reorganize our capital structure. These reorganization included:

•	the creation of the New Redeemable preferred stock;

•	the payment of dividends on our previously existing Series A, Series A-1, Series B, Series C and Rolling common stock for a combination of cash, common stock and New Redeemable preferred stock;

•	the conversion of each share of our Series A, Series A-1, Series B, Series C and Rolling common stock into 3.57 shares of common stock;

•	the redemption of a portion of our outstanding Series A, Series A-1 and Series B preferred stock for cash; and

•	the exchange of the remaining portion of our outstanding Series A, Series A-1 and Series B preferred stock for a combination of common stock and New Redeemable preferred stock.

In the reorganization transactions, our directors, executive officers and stockholders who beneficially own more than 5% of our common stock received a combination of cash, common stock and New Redeemable preferred stock, as indicated in the table below:

	Shares of Common Stock	Cash	Shares of New Redeemable Preferred Stock
Directors and Executive Officers
John H. Foster	—	$—	—
Herbert J. Bellucci	343	7,846	439
Ebun S. Garner, Esq.	199	4,571	255
Steven Reinecke	275	6,278	352
Mortimer Berkowitz III	—	—	—
R. Ian Molson	22,644	515,278	28,907
Stephen E. O’Neil	283	6,457	362
Shunshiro “Roy” Yoshimi	22,362	508,847	28,546

Five Percent Stockholders
HealthpointCapital	894,446	20,352,686	1,141,805
Federal Insurance Company	335,419	7,632,306	428,179

Related Party Transaction Policies

Our officers, directors and affiliates will be required to obtain Audit Committee approval for any proposed related party transactions. In addition, our code of conduct requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. The code of conduct states that a conflict of interest exists when an individual’s private interest interferes in any way with our interests and sets forth a list of broad categories of the types of transactions that must be reported to our compliance officer. Under the code of conduct, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The text of the code of conduct is posted on our website at www.alphatecspine.com and is filed as an exhibit to our Annual Report on Form 10-K available to stockholders without charge, upon request, in writing to the Secretary, Alphatec Holdings, Inc., at 2051 Palomar Airport Road,

Carlsbad, CA 92011. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2006, and December 31, 2005, and fees billed for other services rendered by Ernst & Young, LLP during those periods.

	Fiscal Year 2006	Fiscal Year 2005
Audit fees:(1)	$1,289,276	$1,171,674
Audit related fees:(2)	203,838	34,118
Tax fees:	8,100	33,200
All other fees:(3)	—	—

Total	$1,501,214	$1,238,992

(1)	Audit Fees represent professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements, and audit services in connection with other regulatory filings. These fees include $844,225 and $805,696 incurred in 2006 and 2005, respectively in connection with the public offering completed in June 2006.
(2)	Audit Related Fees consist of fee billed in the indicated year for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, but not listed as “Audit Fees.”
(3)	Other Fees include those associated with services not captured in other categories.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with Securities and Exchange Commission’s policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

REPORT OF AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2006

The Audit Committee of the Board, which consists entirely of directors who meet the independence and experience requirements of the rules promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in its charter adopted by the Board, which is available on our website at www.alphatecspine.com. This committee reviews and reassesses its charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of Ernst & Young, LLP. In fulfilling its responsibilities for the financial statements for fiscal year ended December 31, 2006, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2006 with management and Ernst & Young, LLP, our independent auditors;

•

Discussed with Ernst & Young, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, relating to the conduct of the audit; and

•

Received written disclosures and the letter from Ernst & Young, LLP regarding its independence as required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee further discussed with Ernst & Young, LLP their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and Ernst & Young, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

MEMBERS OF THE AUDIT COMMITTEE:

R. Ian Molson

Stephen O’Neil

James R. Glynn

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: April 30, 2007	By:	/s/ JOHN H. FOSTER
	Name:	John H. Foster
	Title:	President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN H. FOSTER John H. Foster	President, Chief Executive Officer and Chairman (principal executive officer)	April 30, 2007

/s/ STEVEN M. YASBEK Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	April 30, 2007

/s/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Director	April 30, 2007

/s/ R. IAN MOLSON R. Ian Molson	Director	April 30, 2007

/s/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	April 30, 2007

/s/ STEPHEN J. HOCHSCHULER, M.D. Stephen J. Hochschuler, M.D.	Director	April 30, 2007

/s/ JAMES R. GLYNN James R. Glynn	Director	April 30, 2007