Form 10-Q
period 2007-03-31
Alphatec Holdings, Inc.
filed 2007-05-15
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, there were 35,037,577 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, I NC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2007	December 31, 2006
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$8,090	$16,943
Restricted cash	3,100	1,100
Accounts receivable, net	11,903	10,583
Inventories, net	14,397	13,454
Prepaid expenses and other current assets	1,923	2,234
Deferred income tax asset	1,203	1,184

Total current assets	40,616	45,498
Property and equipment, net	11,546	12,583
Goodwill	59,501	60,389
Intangibles, net	11,878	10,185
Other assets	526	622

Total assets	$124,067	$129,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,144	$5,798
Accrued expenses	10,006	10,369
Lines of credit	2,629	3,163
Current portion of long-term debt	2,227	2,060

Total current liabilities	18,006	21,390
Long-term debt, less current portion	2,630	3,111
Other long-term liabilities	1,743	1,886
Deferred income tax liabilities	1,513	1,467
Commitments and contingencies
Minority interest	2,815	2,724
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2007 and December 31, 2006; 3,332 and 3,333 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	23,703	23,703
Stockholders’ equity:
Stock Subscription	1,119	—
Common stock, $0.0001 par value; 200,000; 34,737 and 34,774 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively.	3	3
Additional paid-in capital	113,814	113,563
Accumulated other comprehensive income	76	111
Accumulated deficit	(41,355)	(38,681)

Total stockholders’ equity	73,657	74,996

Total liabilities and stockholders’ equity	$124,067	$129,277

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$19,550	$18,029
Cost of revenues	6,881	6,410

Gross profit	12,669	11,619

Operating expenses:
Research and development	1,465	704
Sales and marketing	7,909	6,545
General and administrative	5,907	7,481

Total operating expenses	15,281	14,730

Operating income (loss)	(2,612)	(3,111)
Other income (expense):
Interest income	187	—
Interest expense	(338)	(1,552)
Other income (expense), net	90	61

Total other income (expense)	(61)	(1,491)

Loss before tax	(2,673)	(4,602)
Income tax (benefit) provision	1	1,274

Net loss	(2,674)	(5,876)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(1,942)

Net loss available to common stockholders	$(2,674)	$(7,818)

Net loss per common share:
Basic	$(0.08)	$(0.42)

Diluted	$(0.08)	$(0.42)

Weighted-average shares used in computing net loss per share:
Basic	33,493	18,618

Diluted	33,493	18,618

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(2,674)	$(5,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,410	1,463
Stock-based compensation	251	1,321
Interest expense related to amortization of debt discount and revaluation of put right	91	1,287
Changes in operating assets and liabilities:
Accounts receivable	(1,295)	(2,034)
Inventories	(891)	(1,204)
Prepaid expenses and other current assets	308	(41)
Income taxes receivable	(20)	70
Other assets	12	(138)
Accounts payable	(2,666)	1,633
Accrued expenses and other	(457)	1,646

Net cash used in operating activities	(4,931)	(1,873)

Investing activities:

Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	—	(5)
Acquisition of certain assest and liabilities of Cortek, Inc., net of cash acquired	—	54
Purchase of intangible assets	(2,627)	—
Purchases of instruments, property and equipment	(421)	(3,105)
Investment in Certificate of Deposit	(2,000)	—

Net cash used in investing activities	(5,048)	(3,056)

Financing activities:
Net proceeds from common stock subscription	1,119	—
Proceeds from issuance of Rolling common, Series C common and preferred stock	—	223
Borrowings (repayments) under lines of credit	(560)	4,678
Principal payments on capital lease obligations	—	(211)
Proceeds from issuance of notes payable	584	—
Principal payments on notes payable	(900)	(387)
Deferred costs paid in connection with initial public offering	—	(1,040)
Escrow proceeds	952	—
Repayment of stockholder notes receivable	—	65

Net cash provided by financing activities	1,195	3,328

Effect of exchange rate changes on cash and cash equivalents	(69)	211

Net decrease in cash and cash equivalents	(8,853)	(1,390)
Cash and cash equivalents at beginning of period	16,943	2,180

Cash and cash equivalents at end of period	$8,090	$790

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$224	$166

Accretion to redemption value of redeemable stock	$—	$1,942

Revaluation of put right (“Minority interest”)	$91	$1,206

Purchases of property and equipment through capital leases	$—	$46

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings,” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. ( “Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing, and sale of medical devices for use in orthopedic spinal surgeries.

2. Basis of Presentation

The consolidated financial statements include the accounts of Alphatec Holdings, Alphatec Spine, Alphatec Spine’s wholly owned subsidiaries, Nexmed, Inc. and Milverton Limited, and Alphatec Spine’s 80% owned subsidiary, Alphatec Pacific, Inc. (“Alphatec Pacific”).

Intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Alphatec’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission(“SEC”).

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of March 31, 2007, the statements of operations for the three months ended March 31, 2007 and the three months ended March 31, 2006, and the statement of cash flows for the three months ended March 31, 2007 and March 31, 2006 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006 filed with the SEC.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

4. Net Loss Per Share

The Company calculates net loss per share in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(2,674)	$(7,818)

Denominator:
Weighted average common shares outstanding	34,769	20,483
Weighted average unvested common shares subject to repurchase	(1,276)	(1,865)

Weighted average common shares outstanding—basic	33,493	18,618
Effect of dilutive securities:
Options	—	—

Weighted average common shares outstanding—diluted	$33,493	$18,618

Net loss per common share:
Basic	$(0.08)	$(0.42)
Diluted	$(0.08)	$(0.42)

5. Stock-Based Compensation

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method and therefore, prior period results will not be restated. Under this transition method, the compensation costs related to all equity instruments granted prior to, but not yet vested as of the adoption date are recognized based on the grant-date fair value, which is estimated in accordance with the original provisions of SFAS No. 123. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

In the fourth quarter of 2006, the Company experienced significant turnover which had the impact of understating our forfeiture rate and overstating our stock based compensation expense. During the first quarter, we recorded an adjustment to reduce expense by approximately $0.6 million. In accordance with SFAS No. 123(R), the changes in the estimated forfeitures are recognized through a cumulative catch-up adjustment. We will continue to assess our forfeiture rate going forward.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $3.85. The assumptions used to compute the share-based compensation costs for the stock options granted during the three month periods ended March 31, 2007 are as follows:

	Three Months Ended March 31,
	2007	2006
Employee Stock Options
Risk-free interest rate	4.49%	4.6%
Expected dividend yield	0%	0%
Weighted average expected life (years)	6.5	6.5
Volatility	62%	65%
Forfeiture rate	15%	15%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Account Bulletin (“SAB”) No. 107. The Company used the simplified method because it has only been in existence for a short period of time and consequently lacks relevant historical data. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

Results of operations for the three months ended March 31, 2007 and March 31, 2006 include stock-based compensation costs of $0.3 million and $1.3 million, respectively. The compensation cost that has been included in the Company’s condensed consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$77	$153
Research and development	60	56
Sales and marketing	75	248
General and administrative	39	864

Total	$251	$1,321

Effect on basic and diluted net loss per share	$(0.01)	$(0.07)

Shares	33,493	18,618

During the three months ended March 31, 2007, the Company granted stock options to purchase 40,000 shares. Total unrecognized share-based compensation cost related to these options was approximately $0.2 million which is expected to be recognized over a weighted average period of approximately five years.

6. Stock Options and Restricted Shares

Stock-Based Employee Compensation Plan

Upon the effectiveness of the Company’s initial public offering, the Company adopted an Amended and Restated 2005 Employee, Director and Consultant Stock Plan (“Stock Plan”) and reserved 6.4 million shares of common stock for issuance pursuant to the Stock Plan. The Stock Plan contains an “evergreen” provision, which allows for an annual increase in the number of shares available for issuance under the Stock Plan on the first day of each fiscal year beginning in 2007 and continuing through and including 2015. The annual increase in the number of shares will be equal to the lowest of (i) 1.6 million shares, (ii) 5% of the number of shares of the Company’s common stock outstanding on the first day of the applicable fiscal year, and (iii) an amount determined by the Company’s board of directors. At March 31, 2007, 1.9 million shares of the Company’s common stock were reserved for future issuance upon the exercise of outstanding options and future vesting of outstanding restricted shares and 4.4 million shares were available for future grants under the Stock Plan.

Summary of Stock Options

A summary of the Company’s stock options outstanding under the Stock Plan as of March 31, 2007, and the activity during the three months then ended, are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	737,344	$3.76	9.54	$468,174
Options granted	39,547	$3.85
Options exercised	—
Options forfeited	(68,145)	$4.77

Options outstanding at March 31, 2007	708,746	$3.67	9.34	$665,972

Options vested and exercisable at March 31, 2007	30,830	$2.50	8.61	$61,436

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the Stock Plan as of March 31, 2007, and the activity during the three months then ended, are as follows:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2006	1,663	$10.57	2.07	$17,500
Awarded	57	$9.18
Released	—	$—
Forfeited	(24)	$11.14

Outstanding at March 31, 2007	1,696	$10.52	1.90	$17,838

Disclosure Pertaining to All Share-Based Compensation Plans

Of the options outstanding at March 31, 2007, 0.5 million of the shares are expected to vest, and have a weighted average exercise price of $3.63 and an aggregate intrinsic value of $0.5 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at March 31, 2007 (“in-the-money-options”). The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $3.85 per share, respectively. There were 39,547 options granted during the three months ended March 31, 2007. There were no options exercised during the three months ended March 31, 2007.

7. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

8. Restricted Cash

The Company has certificates of deposits with Bank of the West that serve as collateral for the three standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank.

9. Inventories

Inventories, net consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Excess and Obsolete	Net	Gross	Excess and Obsolete	Net
Raw materials	$1,529	$(83)	$1,446	$1,725	$(371)	$1,354
Work-in process	491	0	491	406	—	406
Finished goods	22,846	(10,386)	12,460	21,637	(9,943)	11,694

Total Inventories, net	$24,866	$(10,469)	$14,397	$23,768	$(10,314)	$13,454

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.3 million and $0.4 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

10. Segment and Geographical Information

For the three months ended March 31, 2007 and March 31, 2006, the Company had no single surgeon, hospital, or surgical center representing greater than 10% of consolidated revenues.

During the three months ended March 31, 2007 and March 31, 2006, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
United States	$16,647	$14,451
Asia	2,903	3,578

Total consolidated revenues	$19,550	$18,029

Total assets by region were as follows (in thousands):

	March 31, 2007	December 31, 2006
United States	$115,612	$120,584
Asia	8,455	8,693

Total consolidated assets	$124,067	$129,277

11. Related Party Transactions

The Company incurred costs of $0.2 million and $0.2 million to Foster Management Company (an entity owned by the Company’s President, Chief Executive Officer and Chairman and also a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder) for travel expenses, including the use of Foster Management Company’s airplane for the three months ended March 31, 2007 and March 31, 2006, respectively.

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. This pronouncement did not have a material effect on the Company’s consolidated financials statements.

13. Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	March 31, 2007	December 31, 2006
Developed product technology	5	$13,700	$13,700
Distribution rights	3	1,949	1,930
License Agreement	8	2,603	0
Supply agreement	10	225	225

		18,477	15,855
Less accumulated amortization		(6,599)	(5,670)

Total		$11,878	$10,185

Future Amortization Expense:

Year ending December 31,
2007 - 9 months	$2,803
2008	3,553
2009	3,088
2010	1,033
2011	348
Thereafter	1,053

Total	$11,878

Amortization expense for intangible assets for the three months ended March 31, 2007 and March 31, 2006 was $1.0 million and $0.8 million, respectively.

14. Commitments and Contingencies

Debt

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. As of December 31, 2006, Alphatec Spine was not in compliance with one of the covenants under this credit facility. In March 2007, Alphatec Spine obtained a waiver for the covenant breaches and entered into an amendment to the credit facility, which deleted the quarterly and annual net profit financial condition, modified the net loss financial condition and modified the definition of the borrowing base covenants. As of March 31, 2007, we were not in compliance with one of the covenants under this credit facility. In May 2007, Alphatec Spine obtained a waiver for the covenant breach. As of March 31, 2007, there was no outstanding borrowing under this line of credit.

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $2.6 million was outstanding at March 31, 2007 and December 31, 2006, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by standby letters of credit issued through Bank of the West which expires on October 31, 2007.

Supply Agreements

In March 2006, Alphatec Spine entered into a four-year agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $6.0 million. As a result of a change in control of the supplier, our distribution rights will no longer be exclusive after June 30, 2007. In March 2007, we made the decision to terminate this agreement and seek alternative suppliers of the product.

Agreements with Scient’x S.A.

On September 27, 2006, the Company entered into two stock purchase agreements, one with Olivier Carli and one with the Company’s principal stockholder, HealthpointCapital, in an attempt to obtain a controlling interest in Scient’x, a French medical device manufacturer. If the Company had consummated the transaction contemplated by both agreements, the Company would have acquired through direct and indirect holdings, 74.1% of the outstanding stock of Scient’x. On January 23, 2007, the Company entered into a termination and release agreements with HealthpointCapital and Olivier Carli that terminated the stock purchase agreements. The Company incurred $2.0 million of expenses related to the terminated agreements.

On January 23, 2007, in connection with Alphatec Spine’s entry into the termination and release agreements described above, Alphatec Spine signed three license agreements with Scient’x S.A. pursuant to which Alphatec Spine has rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-

cage to produce, market, sell and distribute in the United States (i) a posterior dynamic stabilization rod, (ii) a thin profile cervical plate; and (iii) a plate-cage. Pursuant to the agreement related to the dynamic stabilization rod, Alphatec Spine has made an upfront payment of $2.6 million, and Alphatec Spine is obligated to (i) pay a royalty on sales (with minimum royalties for a period of three years), and (ii) to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

Leases

The Company leases equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings, equipment and vehicles under operating leases that expire on various dates through 2011. Future minimum annual lease payments under these leases as of March 31, 2007 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2007 - 9 months	$1,324	$469
2008	772	519
2009	292	340
2010	207	13
2011	140	—

	$2,735	1,341

Less: amount representing interest		(110)

Present value of minimum lease payments		1,231
Current portion of capital leases		(545)

Capital leases, less current portion		$686

Rent expense under operating leases for the three months ended March 31, 2007 and March 31, 2006 was $0.4 million and $0.4 million respectively.

15. Income Taxes

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company decreased its deferred tax assets related to net operating loss (“NOL”) carryforwards, and offsetting valuation allowance, by approximately $0.4 million, with no net impact to the Condensed Consolidated Financial Statements. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $1.4 million. Of this total, none of the unrecognized tax benefits that, if recognized, will affect the effective tax rate due to the valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 1999. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under examination by the IRS, state and local, or foreign taxing authorities.

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $0.1 million for the payment of interest and penalties on January 1, 2007 which is included as a component of the $1.4 million unrecognized tax benefit noted above. To the extent not assessed with respect to the uncertain tax positions $0.1 million of this total will be reflected as a reduction of goodwill.

At January 1, 2007, the Company has NOL carryforwards of $11.9 million and $12.9 million, for federal and states, respectively, expiring at various dates through 2026. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders of public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre and post initial public offering) which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts are being presented as an uncertain tax position under FIN 48 may change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ending December 31, 2006.

Overview

We are a medical device company that designs, develops, manufactures and markets spinal surgery implants used in the treatment of spine disorders. Our principal product offering addresses the United States market for spine fusion products, which is approximately $3.3 billion for 2006 and expected to grow at an annual growth rate of 13.0% to $3.8 billion in 2007. Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, rods, spinal spacers, and plates. We manufacture substantially all of our products in our Carlsbad, California facilities and we market our products primarily in the United States and Japan. All of our currently marketed medical device products have been cleared by the FDA.

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc. (formerly Alphatec Manufacturing. Inc.), a company that is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. In connection with the stock acquisition, the then-existing shareholders of Alphatec Spine agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have and to set aside $3.2 million in escrow to cover any expenses and costs related to the indemnification of any such claims. We subsequently filed a demand for indemnification of $4.5 million in claims for expenses and costs we incurred primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, we settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million held in escrow was returned to the pre-acquisition shareholders of Alphatec Spine. Certain of these shareholders have agreed to use all or a portion of the returned escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement in the second quarter 2007. On April 1, 2007, the Company closed this private placement.

Our products generally are purchased by hospitals and surgical centers, but orders for our products are typically placed at the request of surgeons who want to use our products for a surgical procedure. During the three months ended March 31, 2007 and March 31, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues.

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

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below are for the three months ended March 31, 2007 and March 31, 2006. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	35.2	35.6

Gross profit	64.8	64.4

Operating expenses:
Research and development	7.5	3.9
Sales and marketing	40.5	36.3
General and administrative	30.2	41.5

Total operating expenses	78.2	81.7

Operating loss	(13.4)	(17.3)

Other income (expense):
Interest income	0.9	0.0
Interest expense	(1.7)	(8.6)
Other income (expense), net	0.5	0.4

Total other income (expense)	(0.3)	(8.2)

Loss before tax	(13.7)	(25.5)
Income tax (benefit) provision	—	7.1

Net loss	(13.7)%	(32.6)%
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(10.8)

Net loss available to common stockholders	(13.7)%	(43.4)%

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture substantially all of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. The majority of our royalties relate to payments under our license agreement with Biomet, Inc. This agreement relates to the polyaxial feature of our pedicle screw and provides for a fixed rate charge based on the number of products sold that incorporate this technology. Amortization of purchased intangibles consists of amortization of developed product technology that we purchased when we acquired Alphatec Spine and the Scient’x license agreements. Purchased developed product technology represents the proprietary knowledge that was technologically feasible on March 18, 2005, the date of acquisition, and includes all fully functioning products at that date. We amortize the developed product technology and the Scient’x license fee over five years and eight years, respectively.

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

Interest and other income (expense), net. We have a stock purchase agreement in place that could require us to repurchase shares of common stock of Alphatec Pacific, Inc., our majority-owned subsidiary, based on the fair market value of those shares. We granted the put right to the Chairman, President and Chief Executive Officer of Alphatec Pacific in connection with a loan he made to Alphatec Pacific to finance the repurchase of Alphatec Pacific’s distribution rights in Japan. Interest and other income (expense), net primarily consists of interest expense, including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs.

Income tax provision (benefit). The income tax expense for 2007 consisted primarily of domestic income taxes offset by foreign tax benefit. The income tax expense for 2006 is primarily attributable to forecasting a positive taxable net income for the United States. This forecast was revised in the second quarter of 2006 and the income tax expense was reversed.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All of redeemable convertible preferred stock, Rolling common and Series C common stock were converted into a combination common stock and new redeemable preferred stock at the closing of our initial public offering in June 2006.

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues. Revenues increased $1.6 million, or 8.4%, to $19.6 million for the three months ended March 31, 2007 from $18.0 million for the same period in 2006. Approximately $2.2 million of the increase in revenues was due to the expansion of our sales and distribution network in the United States, which led to increased sales of our Zodiac, Novel and Solanas products. Asia sales decreased by $0.7 million over the prior year, which was driven by a reduction in non-spine revenue of $0.9 million, offset by a $0.2 million increase in spine product revenue. The Company expected the reduction in non-spine revenue as we continue to focus on its spine product line since it provides a greater gross margin contribution.

Cost of revenues. Cost of revenues increased $0.5 million, or 7.3%, to $6.9 million for the three months ended March 31, 2007 from $6.4 million for the same period in 2006. The increase in cost of revenues was primarily in product costs of $0.3 million, which consisted of additional instrument depreciation of $0.5 million due to a higher capital level of surgical instrument sets and increased sales of products of $0.3 million due to the increase in revenues noted above, offset by $0.5 million in operational improvements in comparison to the three months ended March 31, 2006. Royalties increased to $0.9 million in the three months ended in March 31, 2007, from $0.8 million for the same period in 2006. The increase in royalties resulted primarily from increased sales of royalty-bearing products, particularly our Zodiac polyaxial pedicle screw. Furthermore, purchased intangible amortization increased by $0.1 million due to the license agreements with Scient’x that we executed in January 2007.

Gross profit. Gross profit increased $1.1 million, or 9.0%, to $12.7 million for the three months ended March 31, 2007, from $11.6 million for the same period in 2006. Gross profit of 64.8% of revenues for the three months ended of March 31, 2007 increased 0.4 percentage points from 64.4% for the same period in 2006. The 0.4 percentage point increase is comprised of 3.0 percentage points associated with the operational improvements and 0.1 percentage points related to royalties, offset by the 2.5 percentage points associated with $0.5 million additional instrument depreciation due to the increased capital investment and 0.2 percentage points related to a $0.1 million increase in amortization expense for the Scient’x license agreements.

Research and development. Research and development expenses increased $0.8 million, or 108%, to $1.5 million for the three months ended March 31, 2007 from $0.7 million for the same period in 2006. The expense increases are primarily due to increases in compensation expenses of $0.3 million, primarily due to the increase in 10 position to support our new product development, lab supplies and equipment expenses of $0.2 million, and expenses of $0.2 million associated with our Scientific Advisory Board. As a percentage of revenue, research and development expenses increased 3.6 percentage points to 7.5% for the three months ended March 31, 2007 as compared to 3.9% for the same period in 2006.

Sales and marketing. Sales and marketing expenses increased $1.4 million, or 20.8%, to $7.9 million for the three months ended March 31, 2007, from $6.5 million for the same period in 2006. The increase was primarily due to an increase in sales commissions of $0.9 million related to increased sales volume and an increase of $0.6 million in employee compensation and benefits, offset by $0.2 million in stock-based compensation expense. As a percentage of revenues, sales and marketing expenses increased to 40.5% for the three months ended March 31, 2007 from 36.3% for the same period in 2006.

General and administrative. General and administrative expenses decreased $1.6 million, or 21.0%, to $5.9 million for the three months ended March 31, 2007, from $7.5 million for the same period in 2006. The decrease was primarily due to $0.7 million in cost savings achieved through the consolidation of the back office functions that we acquired from Cortek Inc., a manufacturer and distributor of precision milled allograft products in September 2005 into the corporate headquarters, and $0.8 million in stock compensation expense adjustment (see Note 5. Stock-Based Compensation) of approximately $0.6 million and a $0.2 million decrease due to the reduction in personnel from the prior year. As a percentage of revenues, general and administrative expenses decreased to 30.2% in the three months ended March 31, 2007 from 41.5% for the same period in 2006.

Other income (expense), net. Other income (expense) decreased by $1.4 million, or 95.9%, to $0.1 million for the three months ended March 31, 2007, from $1.5 million for the same period in 2006. The decrease was driven by a reduction in interest expense of $1.2 million due to the revaluation of the put right and $0.2 million in interest income on investments in marketable securities in the United States.

Income tax provision (benefit). We recorded minimal income tax expense for the three months ended March 31, 2007, compared to an income tax expense of $1.3 million for the three months ended March 31, 2006. The income tax expense for the three months ended March 31, 2006 was primarily attributable to a projected taxable income.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, the issuance of equity and bank borrowings. Principal uses of cash have included acquisitions, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, and potential acquisitions. We have not achieved profitability since we acquired Alphatec Spine, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that, as our revenues grow, our sales and marketing, general and administrative and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds from our initial public offering, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities will be sufficient to fund our projected operating requirements for at least through 2007. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $4.9 million in operating activities for the three months ended March 31, 2007. During this period, net cash used in operating activities primarily consisted of an increase in working capital and other assets of $5.0 million, primarily due to a pay down of accounts payable and increases in accounts receivable and inventory in support of the higher sales volume. The net loss offset by non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to the revaluation of the put right generated $0.1 million of cash.

We used net cash of $1.9 million in operating activities for the three months ended March 31, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $5.9 million, an increase in working capital and other assets of $0.1 million, offset by $4.1 million of non-cash costs including amortization, depreciation, stock-based compensation and deferred income taxes.

Investing activities

We used net cash of $5.0 million in investing activities for the three months ended March 31, 2007 primarily for a $2.6 million up-front payment related to a license agreement, $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank and $0.4 million to purchase instruments and equipment.

We used net cash of $3.1 million in investing activities for the three months ended March 31, 2006, primarily related to the purchase of instruments, leasehold improvements and equipment.

Financing activities

We generated net cash of $1.2 million from financing activities for the three months ended March 31, 2007. $2.1 million was generated as a result of the settlement of our indemnification claims in connection with our acquisition of Alphatec Spine. In connection with a private placement that closed on April 1, 2007, we received $1.0 million and certain shareholders of Alphatec Spine involved in this settlement agreed to use all or a portion of the proceeds from returned escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. Cash used in financing activities was for retiring notes payable of $0.9 million and paying off our line of credit in the United States of $0.6 million, offset by new borrowings of $0.6 million.

We generated net cash of $3.3 million from financing activities for the three months ended March 31, 2006 primarily due to $4.7 million in borrowings under our line of credit, offset by $1.0 million in payments for deferred costs in connection with our initial public offering and principle payments on notes payable of $0.4 million.

Debt and credit facilities and repurchase obligations

On January 24, 2006, Alphatec Spine entered into a two-year term, $10.0 million revolving line of credit with Bank of the West to provide the working capital necessary to support the expansion of the Company’s distribution channels. As of December 31, 2006, Alphatec Spine was not in compliance with one of the covenants under this credit facility. In March 2007, Alphatec Spine obtained a waiver for the covenant breach and entered into an amendment to the credit facility, which deleted the quarterly and annual net profit financial condition, modified the net loss financial condition and modified the definition of the borrowing base covenants. As of March 31, 2007, we were not in compliance with one of the covenants under this credit facility. In May 2007, Alphatec Spine obtained a waiver for the covenant breach. As of March 31, 2007, there was no outstanding borrowing under this line of credit.

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $2.6 million and $2.6 million was outstanding at March 31, 2007 and December 31, 2006, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility, Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by a standby letters of credit issued through Bank of the West which expires on October 31, 2007.

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2007	2008	2009	2010	2011
		(9 months)
Contractual Obligations
Lines of credit—Japanese Banks	$2,781	$2,746	$35	$—	$—	$—
Notes payable to Cannwill Inc—Insurance	383	383	—	—	—	—
Notes payable to GE Capital	3,534	1,106	1,475	953	—	—
Capital lease obiligations	1,341	469	519	340	13	—
Operating lease obiligations	2,735	1,324	772	292	207	140
Supply agreements (1)	10,518	5,993	4,525	—	—	—

Total	$21,292	$12,021	$7,326	$1,585	$220	$140

(1)	The supply agreement category decreased $5.8 million in comparison to the annual report due to the supply agreement with OsteoBiologics, Inc. that was terminated by the parties in March 2007 with no penalties.

In March 2006, Alphatec Spine entered into a four-year agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $6.0 million. As a result of a change in control of the supplier, our distribution rights will no longer be exclusive after June 30, 2007. In March 2007, we made the decision to terminate this agreement and seek alternative suppliers of the product.

Agreements with Scient’x S.A.

        On September 27, 2006, we entered into two stock purchase agreements, one with Olivier Carli and one with our principal stockholder, HealthpointCapital, in an attempt to obtain a controlling interest in Scient’x, a French medical device manufacturer. If we had consummated the transaction contemplated by both agreements, we would have acquired through direct and indirect holdings, 74.1% of the outstanding stock of Scient’x. On January 23, 2007, we entered into a termination and release agreements with HealthpointCapital and Olivier Carli that terminated the stock purchase agreements. We incurred $2.0 million of expenses related to the terminated agreements.

Also on January 23, 2007, in connection with Alphatec Spine’s entry into the termination and release agreements described above, Alphatec Spine signed three license agreements with Scient’x S.A. pursuant to which Alphatec Spine will have rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage to produce, market, sell and distribute in the United States (i) a posterior dynamic stabilization rod, (ii) a thin profile cervical plate; and (iii) a plate-cage in the United States. Pursuant to the agreement related to the posterior stabilization rod, Alphatec Spine has made an upfront payment of $2.6 million and Alphatec Spine is obligated (i) to pay a royalty on sales (with minimum royalties for a period of three years) and (ii) to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

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

We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of revenues.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.5 years for the expected term, 62% for the expected volatility, 4.49% for the risk free rates, 15% for the forfeiture rates and 0% for dividend yield for the three month period ended March 31, 2007. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions. For example, in the first quarter of 2007, we concluded that due to significant turnover in the fourth quarter of 2006, our forfeiture rate was understated and our expense was overstated, therefore we recorded a reduction of $0.6 million in stock compensation expense in the first quarter of 2007.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K, as amended, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our needs for additional financing;

•	our ability to maintain an adequate sales network for our products, including independent distributors;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our business strategy and our underlying assumptions about market data, demographic trends and trends in the treatment of spine disorder;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our ability to scale up our manufacturing capabilities and facilities;

•	our projected capital expenditures;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs; and

•	our ability to provide consistent, quality levels of service.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K, as amended. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth in Item 1A. “Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On January 24, 2006, Alphatec Spine entered into a credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full a prior credit facility. As of March 31, 2007, Alphatec Spine has no borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate plus 0.50% or LIBOR plus 3.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the three months ended March 31, 2007, our revenues denominated in foreign currencies were $2.9 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the United States are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the three months ended March 31, 2007.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in litigation or claims arising in the ordinary course of our business. As of March 31, 2007, we had a reserve for litigation costs of $0.2 million. The accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and Depuy Spine, Inc. filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the United States District Court for the District of Massachusetts and alleges infringement of United States Patent No. 5,207,678, owned by Biedermann Motech and exclusively licensed to DePuy in the United States. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. Alphatec Spine does not believe that any of its products infringe any valid claim of this patent and intends to defend itself vigorously against these claims.

On July 21, 2006, the Plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Alphatec Spine from making, using, and selling our Zodiac and Solanas products pending trial. Alphatec Spine opposed this motion, which was denied by the Court on October 26, 2006.

On January 12, 2007, Alphatec Spine filed a motion for summary judgment that our products do not infringe this patent. Plaintiffs filed a cross motion for partial summary judgment that the accused Zodiac and Solanas products include one element of the asserted patent claims.

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

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. If any of the listed risks actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H. Foster John H. Foster	President, Chief Executive Officer and Chairman (principal executive officer)	May 15, 2007

/s/ Steven M. Yasbek Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	May 15, 2007

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.