Form 10-K/A
period 2006-12-31
Alphatec Holdings, Inc.
filed 2007-05-18
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

(Amendment No. 2)

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the Amendment, amends Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on April 2, 2007, or the Original Filing, and Form 10-K/A, filed on April 30, 2007. The purpose of this Amendment is to correct a scriveners’ error on the Balance Sheet on Page F-3. The Accumulated deficit for the period ended December 31, 2006 is ($38,681) and was erroneously reported as ($36,681). In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

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

ALPHATEC HOLDINGS, INC.

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2006

Table of Contents

		Page
PART II
Item 8	Financial Statements and Supplementary Data	1

PART IV
Item 15	Exhibits and Financial Statement Schedules	2

	Signatures	6

PART II

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are included in Item 8 to this Annual Report on Form 10-K.

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Required schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Restated By-laws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders’ Agreement by and among the Registrant, Healthpoint Capital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

10.1(5)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(6)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(7)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(8)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.7(9)	Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of January 25, 2006 and amended by the First Amendment to Credit Agreement, dated as of March 7, 2006.

10.8(10)	Security Agreement by and between Alphatec Holdings, Inc. and Bank of the West, dated as of January 25, 2006.

10.9(11)	Continuing Guaranty by Alphatec Holdings, Inc. in favor of Bank of the West, dated as of January 25, 2006.

10.10(12)	Lease Agreement by and between Alphatec Spine, Inc. and El Cedro LLC, dated as of March 31, 2001, amended by the First Amendment to the Lease Agreement, dated as of February 23, 2004 and extended by the Lease Extension Agreement, dated as of April 19, 2006.

10.11(13)	Lease Agreement by and between Alphatec Spine, Inc. and Roy P. Josepho and Roberta B. Josepho, Trustees, dated as of December 11, 2003 and amended by the First Amendment to the Lease Agreement, dated as of May 1, 2006.

10.12(14)	Lease Agreement by and between Alphatec Spine, Inc. and Roger D. Anderson Trust, dated as of September 3, 2004.

10.13(15)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of July 29, 2005.

10.14(16)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of August 26, 2005.

10.15(17)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.16(18)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc. dated as of April 24, 2003.

10.17(19)	Stock Purchase Agreement by and between Alphatec Spine, Inc. and Shunshiro Yoshimi, dated as of August 11, 2005.

10.18(20)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and Keystone Surgical, LLC, dated as of October 1, 2005.

10.19(21)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.20(27)†	Private Label Supply Agreement by and between IsoTis OrthoBiologics, Inc. and Alphatec Spine, Inc., dated as of July 1, 2006.

10.21(27)†	Patent License Agreement by and between Alphatec Spine, Inc. and Scient’x S.A. dated January 23, 2007.

10.22(22)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and M. Ross Simmonds, dated October 12, 2006.

10.23(27)*	Amended and Restated Employment Agreement among Herbert J. Bellucci, Alphatec Spine, Inc. and Alphatec Holdings, Inc., dated as of July 17, 2006.

10.24(23)*	Executive Services Agreement by and between Alphatec Spine, Inc. and Shunshiro Yoshimi, dated as of August 11, 2005.

10.25(24)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Steven M. Yasbek, dated as of October 18, 2006.

10.26(27)*	Amended and Restated Employment Agreement among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steven Reinecke, dated July 17, 2006.

10.27(27)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.28(27)	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Scott Wiese, dated December 13, 2006.

10.29(25)	Separation Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stephen T.D. Dixon, dated October 23, 2006.

10.30(27)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D. dated October 13, 2006.

10.31(27)	Security Agreement by and between Alphatec Spine, Inc. and Bank of West, dated January 12, 2007.

10.32(27)	Fourth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of November 11, 2006.

10.33(27)	Sixth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of January 12, 2007.

10.34(27)	Seventh Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated as of March 7, 2007.

10.35(27)	Fifth Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated November 17, 2006.

10.36(27)	Second Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated April 26, 2006.

10.37(27)	Third Amendment to Credit Agreement by and between Alphatec Spine, Inc. and Bank of the West, dated June 27, 2006.

21.1(26)	List of subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document

1	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.

2	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.

3	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.

4	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

5	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on May 26, 2006.

6	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.

7	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.

8	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on April 20, 2006.

9	Incorporated by reference from Exhibit 10.16 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

10	Incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

11	Incorporated by reference from Exhibit 10.18 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

12	Incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

13	Incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

14	Incorporated by reference from Exhibit 10.22 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

15	Incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

16	Incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

17	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.

18	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006

19	Incorporated by reference from Exhibit 10.27 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

20	Incorporated by reference from Exhibit 10.31 Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006

21	Incorporated by reference from Exhibit 10.32 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006

22	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K on October 18, 2006.

23	Incorporated by reference from Exhibit 10.15 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

24	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K on October 23, 2006.

25	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K on October 23, 2006.

26	Incorporated by reference from Exhibit 21.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed on February 6, 2006.

27	Incorporated by reference from Form 10-K on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	May 18, 2007	By:	/s/ STEVEN M. YASBEK
		Name:	Steven M. Yasbek
		Title:	Chief Financial Officer, Vice President and Treasurer

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Ernst & Young LLP

San Diego, California

March 28, 2007

ALPHATEC HOLDINGS, INC.

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$16,943	$2,180
Restricted cash	1,100	—
Accounts receivable, net	10,583	9,361
Inventories, net	13,454	8,458
Prepaid expenses and other current assets	2,234	1,050
Deferred income tax asset	1,184	3,057

Total current assets	45,498	24,106
Property and equipment, net	12,583	7,206
Goodwill	60,389	60,946
Intangibles, net	10,185	13,644
Other assets	622	3,237

Total assets	$129,277	$109,139

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,798	$4,103
Accrued expenses	10,369	8,832
Lines of credit	3,163	3,942
Current portion of long-term debt	2,060	1,280
Current portion of note payable to related party	—	1,700

Total current liabilities	21,390	19,857
Long-term debt, less current portion	3,111	1,728
Note payable to related party, less current portion	—	781
Other long-term liabilities	1,886	1,711
Deferred income tax liabilities	1,467	3,057
Commitments and contingencies
Minority interest	2,724	1,914
Redeemable convertible preferred, Rolling common and Series C common stock, $0.0001 par value; 10,929 shares authorized at December 31, 2005; no shares and 8,773 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	—	99,348
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2006; 3,333 and no shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	23,703	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 200,000 and 70,848 shares authorized; 34,774 and 20,602 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	3	1
Additional paid-in capital	113,563	12,016
Deferred compensation	—	(18,296)
Accumulated other comprehensive income (loss)	111	(113)
Accumulated deficit	(38,681)	(12,865)

Total stockholders’ equity (deficit)	74,996	(19,257)

Total liabilities and stockholders’ equity (deficit)	$129,277	$109,139

See accompanying notes.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor	Predecessor
	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004
	(In thousands, except per share amounts)
Revenues	$74,005	$36,276	$6,050	$17,821
Cost of revenues	25,700	16,040	1,682	5,460

Gross profit	48,305	20,236	4,368	12,361
Operating expenses:
Research and development	3,589	751	216	1,177
In-process research and development	—	3,100	—	—
Sales and marketing	33,099	15,031	3,037	5,064
General and administrative	33,731	15,321	2,191	5,942

Total operating expenses	70,419	34,203	5,444	12,183

Operating income (loss)	(22,114)	(13,967)	(1,076)	178
Other income (expense):
Interest income	701	129	—	—
Interest expense	(2,128)	(1,942)	(116)	(312)
Failed acquisition costs	(1,967)	—	—	—
Other income (expense), net	(38)	(124)	5	739

Total other income (expense)	(3,432)	(1,937)	(111)	427

Income (loss) before tax	(25,546)	(15,904)	(1,187)	605
Income tax (benefit) provision	270	(3,039)	2	96

Net income (loss)	(25,816)	(12,865)	(1,189)	509
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	(3,450)	(7,601)	—	—

Net income (loss) available to common stockholders	$(29,266)	$(20,466)	$(1,189)	$509

Net income (loss) per common share:
Basic	$(1.07)	$(1.12)	$(0.13)	$0.06

Diluted	$(1.07)	$(1.12)	$(0.13)	$0.05

Weighted-average shares used in computing net income (loss) per share:
Basic	27,238	18,201	9,211	9,179

Diluted	27,238	18,201	9,211	9,620

See accompanying notes.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
	Shares	Amount	Additional paid-in capital	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	(In thousands)
Predecessor:
Balance at December 31, 2003	9,403	$94	$6,778	—	$(215)	$(136)	$(5,523)	$998
Issuance of common stock	10	—	10	—	—	—	—	10
Reacquisition of common stock	(178)	(2)	(160)	—	162	—	—	—
Repayment of notes receivable from stockholders and related stock-based compensation expense	—	—	92	—	16	—	—	108
Deferred employee stock-based compensation	—	—	1,326	(1,326)	—	—	—	—
Amortization of deferred employee stock-based compensation	—	—	—	187	—	—	—	187
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	509	509
Total comprehensive loss	—	—	—	—	—	—	—	525

Balance at December 31, 2004	9,235	92	8,046	(1,139)	(37)	(120)	(5,014)	1,828
Reacquisition of common stock	(10)	—	(9)	—	9	—	—	—
Repayment of notes receivable from stockholders and related stock-based compensation expense	—	—	189	—	2	—	—	191
Stock-based compensation related to sale of stock to employees	—	—	832	—	—	—	—	832
Amortization of deferred employee stock-based compensation	—	—	—	1,139	—	—	—	1,139
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(1,189)	(1,189)

Total comprehensive loss	—	—	—	—	—	—	—	(1,193)

Balance at March 17, 2005	9,225	$92	$9,058	$—	$(26)	$(124)	$(6,203)	$2,797

See accompanying notes.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

	Common stock
	Shares	Amount	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	(In thousands)
Successor:
Issuance of restricted stock, net of repurchases	1,985	$—	$—	$—	$—	$—	$—
Issuance of common stock in connection with preferred stock sale	18,617	1	(1)	—	—	—	—
Deferred employee stock-based compensation	—	—	20,531	(20,531)	—	—	—
Cancellation of deferred employee stock-based compensation	—	—	(952)	953	—	—	1
Amortization of deferred employee stock-based compensation	—	—	—	1,282	—	—	1,282
Non-employee stock-based compensation	—	—	39	—	—	—	39
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common	—	—	(7,601)	—	—	—	(7,601)
Comprehensive loss:							—
Foreign currency translation adjustments	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	(12,865)	(12,865)
Total comprehensive loss	—	—	—	—	—	—	(12,978)

Balance at December 31, 2005	20,602	1	12,016	(18,296)	(113)	(12,865)	(19,257)
Reversal of deferred compensation balance required with the adoption of SFAS No. 123(R)	—	—	(18,296)	18,296	—		—
Exercise of stock options	1	—	—	—	—	—	—
Stock-based compensation	—	—	8,828	—	—	—	8,828
Repurchase of common stock from employees	(248)	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common and dividend in kind	1,482	—	(3,450)	—	—		(3,450)
Series B stock dividend	1	—	—	—	—	—	—
Record issuance of new common for redemption	3,636	—	44,238	—	—	—	44,238
Net proceeds from initial public offering, net of offering costs	9,300	2	70,237	—	—	—	70,239
Other			(10)				(10)
Comprehensive loss:							—
Foreign currency translation adjustments	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	(25,816)	(25,816)

Total comprehensive loss	—	—	—	—	—	—	(25,592)

Balance at December 31, 2006	34,774	$3	$113,563	$—	$111	$(38,681)	$74,996

See accompanying notes.

ALPHATEC HOLDINGS, INC.

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

ALPHATEC HOLDINGS, INC.

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

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

The Company’s revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets , if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the undiscounted cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2006 .

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

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets , requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes , a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. Deferred tax liabilities associated with goodwill that is amortizable for tax purposes cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment using the prospective transition method and therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock issued to Employees , and related interpretations, and revises

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance in SFAS No. 123, Accounting for Stock-Based Compensation . Under this transition method, the compensation cost related to all equity instruments granted prior to, but not yet vested as of, the adoption date is recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS No. 123. Compensation costs related to all equity instruments granted after January 1, 2006 is recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

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

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services , and are periodically revalued as the equity instruments vest and are

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as expense over the related service period. In connection with the sale of 120,487 shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, the Company recorded total stock-based compensation within stockholders’ equity of $39,000.

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

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings per Share . Basic earnings per share (EPS) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

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

Segment Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that SFAS No. 157 will have a material effect on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “ Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. “ SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB No. 108 will have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition,

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its consolidated financial statements.

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

In connection with this transaction, the Company conducted a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations . Unless otherwise noted below, the fair value of the acquired tangible assets, assumed liabilities and supplier agreement was equal to the Predecessor’s carrying value on March 18, 2005, the date of acquisition. The Company allocated the excess purchase price over the fair value of acquired net tangible and intangible assets to goodwill. A strong scientific employee base having existing relationships with prominent orthopedic surgeons and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. Goodwill recorded for the acquisition of Alphatec Spine is not deductible for income tax purposes.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Excess and Obsolete	Net	Gross	Excess and Obsolete	Net
Raw materials	$1,725	$(371)	$1,354	$1,482	$(536)	$946
Work in-process	406	—	406	682	—	682
Finished goods	21,637	(9,943)	11,694	15,413	(8,583)	6,830

Total inventories, net	$23,768	$(10,314)	$13,454	$17,577	$(9,119)	$8,458

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2006	2005
Machinery and equipment	7	$5,905	$4,314
Surgical instruments	2–3	6,673	1,702
Computer equipment	5	1,316	497
Office furniture and equipment	5	2,464	1,293
Leasehold improvements	various	1,779	442

		18,137	8,248
Less accumulated depreciation and amortization		(5,554)	(1,042)

		$12,583	$7,206

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

4. Related Party Transactions

Predecessor Transactions

During 2003, the Predecessor loaned seven employees $0.3 million to purchase an aggregate of 295,000 shares of common stock from the Predecessor’s majority stockholder. The repayment of the loans was due to the Predecessor in weekly installments over four years, bearing interest at 6%. If the employee ceased to be employed, the unpaid shares were returnable to the Predecessor.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity . In accordance with SFAS No. 150, the put right is classified as a liability and is represented by the minority interest in the accompanying consolidated balance sheets at December 31, 2006 and 2005. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest expense of $0.8 million and $1.3 million, respectively, was recorded for the year ended December 31, 2006 and the period from August 12, 2005 to December 31, 2005.

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

Beneficial Conversion Feature on Sale of Series C common stock

The Series C common stock was sold at a price per share below the anticipated IPO price. Accordingly, pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features , the Company recorded a deemed dividend on the Series C common stock of $1.9 million at December 31, 2005 and an additional $0.1 million during the twelve months ended December 31, 2006, which is equal to the number of shares of Series C common stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series C common stock conversion price per share. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was reported as an increase to the Series C common stock and a credit to additional paid-in capital.

Series A Common, Series A-1 Common, Series B Common and Common Stock

The authorized, issued and outstanding shares of common stock by series are as follows (in thousands)

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

Stock Options

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (2005 Plan). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 6,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a five-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2005 and December 31, 2006, a total of 272,991 and 4 million shares, respectively, of common stock remained available for issuance under the 2005 Plan.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is subject to income taxes in the United States and various foreign jurisdictions. In the ordinary course of the Company’s business there are calculations and transactions where the ultimate tax determination is uncertain. The Company believes that it has adequately provided for income tax issues not yet resolved with federal, state, and foreign tax authorities. If these amounts

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided prove to be more than what is necessary, the reversal of the reserves would result in tax benefits being recognized in the period in which the Company determines that provision for the liabilities is no longer necessary. If an ultimate tax assessment exceeds the Company’s estimate of tax liabilities, an additional charge to expense will result.

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