Form 10-Q
period 2007-06-30
Alphatec Holdings, Inc.
filed 2007-08-14
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 36,814,130 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2007	December 31, 2006
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$6,249	$16,943
Restricted cash	3,100	1,100
Accounts receivable, net	11,724	10,583
Inventories, net	15,930	13,454
Prepaid expenses and other current assets	2,352	2,234
Deferred income tax asset	1,212	1,184

Total current assets	40,567	45,498
Property and equipment, net	12,277	12,583
Goodwill	59,501	60,389
Intangibles, net	12,996	10,185
Other assets	1,131	622

Total assets	$126,472	$129,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,929	$5,798
Accrued expenses	9,923	10,369
Lines of credit	2,514	3,163
Current portion of long-term debt	2,773	2,060

Total current liabilities	20,139	21,390
Long-term debt, less current portion	2,887	3,111
Other long-term liabilities	1,342	1,886
Deferred income tax liabilities	2,440	1,467
Minority interest	—	2,724
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2007 and December 31, 2006; 3,332 and 3,333 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	23,703	23,703
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000; 36,124 and 34,774 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	118,134	113,563
Accumulated other comprehensive income (loss)	(118)	111
Accumulated deficit	(42,058)	(38,681)

Total stockholders’ equity	75,961	74,996

Total liabilities and stockholders’ equity	$126,472	$129,277

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$18,820	$19,422	$38,370	$37,451
Cost of revenues	6,836	6,567	13,717	12,977

Gross profit	11,984	12,855	24,653	24,474
Operating expenses:
Research and development	1,303	856	2,769	1,560
Sales and marketing	6,880	7,998	14,789	14,543
General and administrative	4,351	7,811	10,257	15,292

Total operating expenses	12,534	16,665	27,815	31,395

Operating loss	(550)	(3,810)	(3,162)	(6,921)
Other (expense) income:
Interest income	130	135	318	151
Interest expense	(225)	(877)	(563)	(2,445)
Other (expense) income, net	(2)	36	87	97

Total other (expense) income	(97)	(706)	(158)	(2,197)

Loss before tax	(647)	(4,516)	(3,320)	(9,118)
Income tax provision (benefit)	56	(1,338)	57	(64)

Net loss	(703)	(3,178)	(3,377)	(9,054)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(1,508)	—	(3,450)

Net loss available to common stockholders	$(703)	$(4,686)	$(3,377)	$(12,504)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.20)	$(0.10)	$(0.60)

Weighted-average shares used in computing net loss per share:
Basic and diluted	33,959	23,045	33,727	20,856

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(3,377)	$(9,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,937	3,155
Stock-based compensation	(522)	3,525
Interest expense related to amortization of debt discount and revaluation of put right	149	1,925
Changes in operating assets and liabilities:
Accounts receivable	(754)	(4,151)
Inventories	(2,426)	(2,131)
Prepaid expenses and other current assets	2	(1,225)
Income taxes receivable	(20)	(1)
Other assets	(55)	2,622
Accounts payable	(1,138)	(22)
Accrued expenses and other	(1,477)	693

Net cash (used) in operating activities	(4,681)	(4,664)

Investing activities:
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	—	(5)
Acquisition of Blues Medica, net of cash acquired	213	—
Investment in Noas Medical Company	(313)	—
Acquisition of certain assets and liabilities of Cortek, Inc., net of cash acquired	—	54
Purchase of intangible assets	(2,645)	—
Purchases of instruments, property and equipment	(1,929)	(5,711)
Increase in restricted cash	(2,000)	—

Net cash (used) in investing activities	(6,674)	(5,662)

Financing activities:
Net proceeds from common stock subscription	1,119	70,237
Proceeds from issuance of Rolling common, Series C common and preferred stock	—	223
Repayments under lines of credit, net	(560)	(2,243)
Principal payments on capital lease obligations	—	(407)
Proceeds from issuance of notes payable	584	3,413
Principal payments on notes payable	(1,262)	(3,159)
Stock redemption	—	(35,154)
Escrow proceeds	952	—
Repayment of stockholder notes receivable	—	65

Net cash provided by financing activities	833	32,975

Effect of exchange rate changes on cash and cash equivalents	(172)	191

Net (decrease) increase in cash and cash equivalents	(10,694)	22,840
Cash and cash equivalents at beginning of period	16,943	2,180

Cash and cash equivalents at end of period	$6,249	$25,020

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$387	$396

Accretion to redemption value of redeemable stock	$—	$3,450

Revaluation of put right (“Minority interest”)	$149	$—

Purchases of property and equipment through capital leases	$—	$46

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

2. Basis of Presentation

The consolidated financial statements include the accounts of Alphatec Holdings, Alphatec Spine, Alphatec Spine’s wholly owned subsidiaries, Nexmed Inc., Milverton Limited, and Alphatec Pacific, Inc. (“Alphatec Pacific”).

Intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Alphatec’s 2006 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”).

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of June 30, 2007, and the related statements of operations and cash flows for the three and six months ended June 30, 2007 and June 30, 2006 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows, except for those necessary to adjust stock based compensation. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2006 filed with the SEC on April 2, 2007, April 30, 2007 and May 18, 2007, respectively.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(703)	$(4,686)	$(3,377)	$(12,504)

Denominator:
Weighted average common shares outstanding	35,137	24,817	34,954	22,674
Weighted average unvested common shares subject to repurchase	(1,178)	(1,772)	(1,227)	(1,818)

Weighted average common shares outstanding - basic	33,959	23,045	33,727	20,856
Effect of dilutive securities:
Options	—	—	—	—

Weighted average common shares outstanding - diluted	33,959	23,045	33,727	20,856

Net loss per common share:
Basic and diluted	$(0.02)	$(0.20)	$(0.10)	$(0.60)

5. Acquisition and Investment

Blues Medica Japan

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan (the “Predecessor”), an orthopedic medical distributor specializing in the sales of general orthopedic devices manufactured by Alphatec Spine and other unrelated parties. The results of operations of Blues Medica Japan have been included in the consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock	$292
Debt assumed as a result of acquisition	1,143
Common stock issued	1,068
Direct costs	15

Total purchase price	$2,518

The purchase price allocation is preliminary and the Company will be conducting a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations between identifiable intangibles and goodwill in the third quarter of 2007.

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	795
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(837)
Deferred income taxes	(883)

Net tangible assets	359
Distribution rights	2,159

Total purchase price	$2,518

The fair value of the acquired tangible assets and assumed liabilities was equal to the Predecessor’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the Predecessor based upon a percentage of the 2007 and 2008 revenues. The estimated contingent payment has been included in the valuation of the distribution rights. The Company allocated the excess purchase price over the fair value of acquired net tangible to distribution rights, which will be amortized on a straight-line basis over three years. The enhancement of our Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the intangible asset, distribution rights.

Noas Medical Company

In the second quarter, we purchased 7,500 shares, or 18%, of the Noas Medical Company for $0.3 million. This investment was executed to establish a relationship with this distributor.

6. Stock-Based Compensation

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

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007, the Company has been assessing the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.6 million in the first quarter and by approximately $0.7 million in the second quarter of 2007. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture rate to compute stock-based compensation is recognized through a cumulative catch-up adjustment. As disclosed in Note 17, the Company has announced a reduction in force and therefore, it will continue to assess its estimated forfeiture rate on future stock-based compensation.

In December 2006, the Company accrued stock compensation expense for terminated employees that continued to vest based upon their employment contracts. As a result of a settlement that was reached in June 2007, the Company reversed $0.6 million in such expenses.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2007 was $3.51 and $3.67, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and six month periods ended June 30, 2007 and June 30, 2006, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	4.9%	5.1%	4.5 - 4.9%	4.6 - 5.1%
Expected dividend yield	—%	—%	—%	—%
Weighted average expected life (years)	6.5	6.5	6.5	6.5
Volatility	62%	65%	62%	65%
Forfeiture rate	20%	15%	20%	15%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The Company assumed no dividend yield because it does not expect to pay dividends for the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No. 107. The Company used the simplified method because it has only been in existence for a short period of time and consequently lacks relevant historical data. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

Results of operations for the three and six months ended June 30, 2007 include negative stock-based compensation costs of $0.8 million and $0.5 million, respectively. The negative expense was driven by $1.3 million reversal of previous recognized stock compensation expense driven by terminations and the $0.6 million reversal of a previous year’s accrual for terminated employees that continued to vest based upon their employment contracts, which vesting ceased pursuant to a settlement that was reached in June 2007. In accordance with SFAS No. 123(R), the changes in the estimated forfeitures are recognized through a cumulative catch-up adjustment. We will continue to assess our forfeiture rate going forward. The compensation cost that has been included in the Company’s condensed consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$17	$215	$97	$368
Research and development	50	206	108	262
Sales and marketing	99	269	174	516
General and administrative	(939)	1,514	(901)	2,379

Total	$(773)	$2,204	$(522)	$3,525

Effect on basic and diluted net loss per share	$0.02	$(0.10)	$0.02	$(0.17)

Weighted average common shares outstanding	33,959	23,045	33,727	20,856

During the three and six months ended June 30, 2007, the Company granted stock options to purchase 42,500 shares and 82,047 shares, respectively. Total unrecognized share-based compensation cost related to these options was approximately $0.1 million and $0.3 million, respectively, which is expected to be recognized over a weighted average period of approximately five years.

7. Stock Options and Restricted Shares

Stock Options

A summary of the Company’s stock options outstanding under the Stock Plan as of June 30, 2007, and the activity during the six months then ended, are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2006	737	$3.76	9.54	$468
Options granted	82	$3.67
Options exercised	(1)	$0.0001
Options forfeited	(102)	$4.92

Options outstanding at June 30, 2007	716	$3.59	9.12	$464

Options vested and exercisable at June 30, 2007	35	$3.24	7.94	$49

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the Stock Plan as of June 30, 2007, and the activity during the six months then ended, are as follows:

	Shares	Weighted- average grant date fair value	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Outstanding at December 31, 2006	1,663	$10.57	2.07	$17,576
Awarded	57	$9.18
Released	(279)	$10.89
Forfeited	(24)	$11.14

Outstanding at June 30, 2007	1,417	$10.46	3.06	$14,810

Disclosure Pertaining to All Share-Based Compensation Plans

Of the options outstanding at June 30, 2007, 0.4 million of the shares are expected to vest, and have a weighted-average exercise price of $3.56 and an aggregate intrinsic value of $0.3 million. Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the options at June 30, 2007 (“in-the-money-options”). The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $3.51 and $3.67 per share, respectively. There were 82,047 options granted during the six months ended June 30, 2007. There were 678 options exercised during the six months ended June 30, 2007 at a $0.0001 weighted average exercise price.

8. Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

9. Inventories

Inventories, net consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$1,703	$(97)	$1,606	$1,725	$(371)	$1,354
Work-in process	1,304	—	1,304	406	—	406
Finished goods	22,571	(9,551)	13,020	21,637	(9,943)	11,694

Total Inventories, net	$25,578	$(9,648)	$15,930	$23,768	$(10,314)	$13,454

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.2 million and $0.8 million for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.5 million and $1.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

10. Segment and Geographical Information

For the three and six months ended June 30, 2007 and June 30, 2006, the Company had no single surgeon, hospital or surgical center representing greater than 10% of consolidated revenues.

During the three and six months ended June 30, 2007 and June 30, 2006, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$16,195	$15,871	$32,842	$30,322
Asia	2,625	3,551	5,528	7,129

Total consolidated revenues	$18,820	$19,422	$38,370	$37,451

Total assets by region were as follows (in thousands):

	June 30, 2007	December 31, 2006
United States	$113,934	$120,584
Asia	12,538	8,693

Total consolidated assets	$126,472	$129,277

11. Related Party Transactions

The Company incurred costs of $0.2 million and $0.3 million to Foster Management Company, an entity owned by the Company’s then Chief Executive Officer and Chairman of the Board, John Foster, and also a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder for travel expenses, including the use of Foster Management Company’s airplane for the six months ended June 30, 2007 and June 30, 2006, respectively.

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi, Alphatec Pacific’s Chairman, President and Chief Executive Officer pursuant to which Alphatec Spine had an obligation to repurchase Mr. Yoshimi’s Alphatec Pacific shares upon certain conditions, or upon the election of Mr. Yoshimi at any point 12 months after the completion of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares with 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

12. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, Fair Value Option, which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specified in SFAS No. 159 occurs that results in a new election date. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on the Company’s financial position, results of operations and cash flows.

13. Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	June 30, 2007	December 31, 2006
Developed product technology	5	$13,700	$13,700
Distribution rights	3	4,018	1,930
Scient’x license agreement	8	2,603	—
Supply agreement	10	225	225

		20,546	15,855
Less accumulated amortization		(7,550)	(5,670)

Total		$12,996	$10,185

Agreements with Scient’x S.A.

On January 23, 2007, Alphatec Spine signed three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine has rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage construct, to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a low profile cervical plate; and (iii) a plate-cage construct; respectively in the United States. Pursuant to one of the agreements, Alphatec Spine has made an upfront payment of $2.6 million and is obligated to pay a royalty on sales (with minimum royalties for a period of three years), and commit to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

Future Amortization Expense (in thousands):

Year ending December 31,
2007 - 6 months	$2,230
2008	4,260
2009	3,824
2010	1,278
2011	348
Thereafter	1,056

Total	$12,996

Amortization expense for intangible assets for the six months ended June 30, 2007 and June 30, 2006 was $2.2 million and $1.7 million, respectively.

14. Commitments and Contingencies

Debt

Alphatec Spine has a two-year term, $12.0 million revolving line of credit with Bank of the West to provide working capital. As of June 30, 2007, there was no outstanding borrowing under this line of credit.

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $2.5 million and $2.6 million was outstanding at June 30, 2007 and December 31, 2006, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by restricted cash of $3.1 million at June 30, 2007 and standby letters of credit issued through Bank of the West which expire on October 31, 2007.

Supply Agreements

In March 2006, Alphatec Spine entered into a four-year agreement to sell the product of a third party under Alphatec Spine’s private label. The total minimum purchase commitment over the life of the contract is $6.0 million. As a result of a change in control of the supplier, our distribution rights will no longer be exclusive after June 30, 2007. In March 2007, the Company made the decision to terminate this agreement and seek alternative suppliers of the product.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases that expire on various dates through 2011. Future minimum annual lease payments under such leases as of June 30, 2007 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2007 - 6 months	$885	$312
2008	794	519
2009	340	340
2010	266	12
2011	121	—

	$2,406	1,183

Less: amount representing interest		(88)

Present value of minimum lease payments		1,095
Current portion of capital leases		(540)

Capital leases, less current portion		$555

Rent expense under operating leases for the three months ended June 30, 2007 and June 30, 2006 was $0.4 million and $0.4 million respectively. Rent expense under operating leases for the six months ended June 30, 2007 and June 30, 2006 was $0.7 million and $0.8 million respectively.

15. Stockholder’s Equity

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Manufacturing, Inc. (the predecessor of Alphatec Spine). In connection with the stock acquisition, the then-existing shareholders of Alphatec Spine agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have and to set aside $3.2 million in escrow to cover any expenses and costs related to the indemnification of any such claims. We subsequently filed a demand for indemnification of $4.5 million in claims for expenses and costs we incurred primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, we settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million held in escrow was returned to the shareholders of Alphatec Spine. Certain of these shareholders agreed to use all or a portion of the returned escrow funds to purchase an aggregate of 300,699 shares of our common stock at a value of approximately $1.1 million in a private placement in April 2007.

16. Income Taxes

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company decreased its deferred tax assets related to net operating loss (“NOL”) carryforwards, and offsetting valuation allowance, by approximately $0.4 million, with no net impact to the Unaudited Condensed Consolidated Financial Statements. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $1.4 million. Of this total, none of the unrecognized tax benefits, if recognized, will affect the effective tax rate due to the valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 1999. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, state and local, or foreign taxing authorities.

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $0.1 million for the payment of interest and penalties on January 1, 2007 which is included as a component of the $1.4 million unrecognized tax benefit noted above. To the extent not assessed with respect to the uncertain tax positions $0.1 million of this total will be reflected as a reduction of goodwill. During the six months ended June 30, 2007, there were no significant changes in the uncertain tax positions, including interest and penalties.

At January 1, 2007, the Company has NOL carryforwards of $11.9 million and $12.9 million, for federal and states, respectively, expiring at various dates through 2026. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre- and post-initial public offering) which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s NOL and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position under FIN 48 may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

17. Relocation of Biologics Distribution Center

In the second quarter of 2007, the Company announced the relocation of its Biologics distribution center located in Westwood, Massachusetts to Carlsbad, California, the location of the Company’s corporate headquarters. The Company is expecting to complete the relocation in the third quarter of 2007. In the second quarter of 2007, the Company recorded $0.3 million in contract termination expenses in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

18. Subsequent Events

In August 2007, the Company announced a cost reduction plan that resulted in the elimination of eight to nine percent of all positions throughout the organization. We currently estimate that we will record a $0.4 million severance expense charge in the third quarter of 2007.

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

Overview

We are a medical device company that designs, develops, manufactures and markets spinal surgery implants used in the treatment of spine disorders. Our principal product offering is primarily focused on the global market for spine fusion products, which is estimated to approach $5.9 billion in 2007. Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, rods, spinal spacers, and plates. We manufacture substantially all of our products in our Carlsbad, California facilities and we market our products primarily in the United States and Japan. All of our currently marketed medical device products have been cleared by the FDA.

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc. (formerly Alphatec Manufacturing, Inc.), a company that is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who want to use our products for a surgical procedure. During the six months ended June 30, 2007 and June 30, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

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

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan, an orthopedic medical distributor specializing in the sales of general orthopedic devices manufactured by Alphatec Spine and other unrelated parties for aggregate consideration of approximately $2.5 million (including debt and direct costs). The Blues Medica Japan transaction provides an enhanced distribution network for our spine products.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Statements of operations data in the table below for the three and six months ended June 30, 2007 and June 30, 2006. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.3	33.8	35.7	34.7

Gross profit	63.7	66.2	64.3	65.3

Operating expenses:
Research and development	6.9	4.4	7.2	4.2
Sales and marketing	36.6	41.2	38.5	38.8
General and administrative	23.1	40.2	26.7	40.8

Total operating expenses	66.6	85.8	72.4	83.8

Operating loss	(2.9)	(19.6)	(8.1)	(18.5)

Other (expense) income:
Interest income	0.7	0.7	0.9	0.4
Interest expense	(1.2)	(4.5)	(1.5)	(6.5)
Other (expense) income, net	0.0	0.2	0.2	0.3

Total other (expense) income	(0.5)	(3.6)	(0.4)	(5.8)

Loss before tax	(3.4)	(23.2)	(8.5)	(24.3)
Income tax provision (benefit)	0.3	(6.9)	0.1	(0.2)

Net loss	(3.7)%	(16.3)%	(8.6)%	(24.1)%
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(7.8)	—	(9.2)

Net loss available to common stockholders	(3.7)%	(24.1)%	(8.6)%	(33.3)%

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture substantially all of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. The majority of our royalties relate to payments under our license agreement with Biomet, Inc. This agreement relates to our pedicle screw and provides for a fixed rate charge based on the number of products sold that incorporate this technology. Amortization of purchased intangibles consists of amortization of developed product technology that we purchased when we acquired Alphatec Spine and the Scient’x license agreements. Purchased developed product technology represents the proprietary knowledge that was technologically feasible on March 18, 2005, the date of acquisition, and includes all fully functioning products at that date. We amortize the developed product technology and the Scient’x license fee over five years and eight years, respectively.

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

Other (expense) income, net. Our subsidiary, Alphatec Spine, had a stock purchase agreement in place with Alphatec Pacific’s Chairman, President and Chief Executive Officer, Roy Yoshimi, that required us to repurchase shares of common stock of Alphatec Pacific, owned by Mr. Yoshimi, based on the fair market value of those shares. Other (expense) income, net primarily consists of interest expense, including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs. Mr. Yoshimi exercised this right on June 2, 2007 and our Board of Directors elected to pay the purchase price for such Alphatec Pacific shares with 804,874 shares of the our common stock in accordance with the stock purchase agreement governing such transaction.

Income tax provision (benefit). The income tax expense for 2007 consisted primarily of domestic income taxes offset by foreign tax benefit. The income tax expense for 2006 is primarily attributable to forecasting a positive taxable net income for the United States. This forecast was revised in the second quarter of 2006 and the income tax expense was reversed.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All of redeemable convertible preferred stock, Rolling common and Series C common stock were converted into a combination of cash, common stock and new redeemable preferred stock at the closing of our initial public offering in June 2006.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenues. Revenues decreased by $0.6 million, or 3.1%, to $18.8 million for the three months ended June 30, 2007 from $19.4 million for the same period in 2006. Asia sales decreased by $0.9 million over the prior year, which was driven by a reduction in non-spine revenue of $1.2 million due to the Company terminating the relationship of a major customer that generated low margin business of $0.4 million and open sales positions of $0.8 million, offset by the $0.3 million impact of the Blues Medica Japan acquisition on May 1, 2007. U.S. sales increased $0.3 million due to increased sales of our Novel and Solanas products.

Cost of revenues. Cost of revenues increased by $0.3 million, or 4.1%, to $6.8 million for the three months ended June 30, 2007 from $6.5 million for the same period in 2006. The increase in cost of revenues was primarily in product costs of $0.3 million, which consisted of additional instrument depreciation of $0.4 million due to a higher capital level of surgical instrument sets, $0.2 million due to Blues Medica Japan acquisition, production start-up costs of $0.2 million associated with our new products and $0.4 million in manufacturing variances, offset by a reduction in excess and obsolescence inventory expenses of $0.6 million and decreased sales of products of $0.3 million due to a decrease in revenue as noted above. Royalties decreased to $0.8 million in the three months ended June 30, 2007, from $1.0 million for the same period in 2006. The decrease in royalties resulted primarily from the sales mix of royalty-bearing products. Purchased intangible amortization increased by $0.2 million due to the Scient’x license agreements that we executed in January 2007.

Gross profit. Gross profit decreased by $0.9 million, or 6.8%, to $12.0 million for the three months ended June 30, 2007, from $12.9 million for the same period in 2006. Gross profit of 63.7% of revenues for the three months ended of June 30, 2007 decreased 2.5 percentage points from 66.2% for the same period in 2006. The 2.5 percentage point decrease is comprised of 2.1 percentage points associated with $0.4 million additional instrument depreciation due to the increased number of sets, 1.6 percentage points driven by the impact of pricing, 1.1 percentage points due to unfavorable manufacturing variances and 0.6 percentage points related to a $0.2 million increase in amortization expense for the Scient’x license agreements and 0.7 percentage points due to Blues Medica Japan margins, offset by the 0.6 percentage point decrease in royalties, and 3.0 percentage points for a reduction in excess and obsolescence expenses.

Research and development. Research and development expenses increased by $0.4 million, or 52.2%, to $1.3 million for the three months ended June 30, 2007 from $0.9 million for the same period in 2006. The expense increases are primarily due to compensation expenses of $0.3 million, primarily due to the increase in 13 positions to support our new product development, equipment and supply expenses of $0.1 million, and expenses of $0.1 million associated with our Scientific Advisory Board, offset by a reduction in stock compensation expenses of $0.1 million. As a percentage of revenue, research and development expenses increased 2.5 percentage points to 6.9% for the three months ended June 30, 2007 as compared to 4.4% for the same period in 2006.

Sales and marketing. Sales and marketing expenses decreased by $1.1 million, or 14.0%, to $6.9 million for the three months ended June 30, 2007, from $8.0 million for the same period in 2006. The decrease was primarily due to a reduction in the bad debt reserve of $0.4 million as a result of improved collections, lower commissions of $0.4 million, reduction in stock compensation expense of $0.2 million and reduced spending of $0.1 million. As a percentage of revenues, sales and marketing expenses decreased to 36.6% for the three months ended June 30, 2007 from 41.2% for the same period in 2006.

General and administrative. General and administrative expenses decreased by $3.5 million, or 44.3%, to $4.4 million for the three months ended June 30, 2007, from $7.8 million for the same period in 2006. The decrease was primarily due to a $1.6 million initial public offering bonus that was recorded in the second quarter of 2006 and did not repeat in 2007, $2.4 million favorable severance settlement in 2007 that related to a severance accrual for senior executives recorded in the fourth quarter of 2006, stock compensation adjustment for terminated employees of $0.7 million and cost savings of $0.3 million achieved through the consolidation of our biologics administrative function. These were partially offset by additional legal and settlement costs of $0.7 million, contract termination costs associated with the relocation of our biologics distribution center to our corporate headquarters of $0.3 million, executive relocation expenses of $0.3 million and the Blues Medica Japan acquisition of $0.2 million. As a percentage of revenues, general and administrative expenses decreased to 23.1% in the three months ended June 30, 2007 from 40.2% for the same period in 2006.

Other (expense) income, net. Other (expense) income decreased by $0.6 million, or 86.3%, to ($0.1) million for the three months ended June 30, 2007, from ($0.7) million for the same period in 2006. The decrease was driven by a reduction in interest expense of $0.6 million due to the revaluation of Mr. Yoshimi’s Alphatec Pacific put right. Mr. Yoshimi exercised this right on June 2, 2007 and our Board of Directors elected to pay the purchase price for such Alphatec Pacific shares with 804,874 shares of the our common stock in accordance with the stock purchase agreement governing such transaction.

Income tax provision (benefit). We recorded $0.1 million income tax expense for the three months ended June 30, 2007, compared to an income tax benefit of ($1.3) million for the three months ended June 30, 2006. The provision in 2007 is primarily due to non-deductible expenses. The income tax benefit for the three months ended June 30, 2006 was primarily attributable to the reversal of the projected income tax expense recorded in the first quarter of 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenues. Revenues increased by $0.9 million, or 2.5%, to $38.4 million for the six months ended June 30, 2007 from $37.5 million for the same period in 2006. Approximately $2.5 million of the increase in revenues was due to increased sales of our Zodiac, Novel and Solanas products. Asia sales decreased by $1.6 million over the prior year, which was driven by a reduction in non-spine revenue of $2.1 million due to open sales positions and the Company terminating the relationship of a major customer that generated low-margin business, offset by the $0.3 million impact of the Blues Medica Japan acquisition on May 1, 2007 and an increase in spine revenues of $0.2 million.

Cost of revenues. Cost of revenues increased by $0.7 million, or 5.7%, to $13.7 million for the six months ended June 30, 2007 from $13.0 million for the same period in 2006. The increase in cost of revenues was primarily in product costs of $0.6 million, which consisted of additional instrument depreciation of $0.9 million due to increased surgical instrument sets, the impact of increased sales of $0.5 million and the Blues Medica Japan acquisition of $0.2 million, offset by a $1.0 million reduction in excess and obsolescence expenses year-over-year. Royalties decreased to $1.7 million in the six months ended in June 30, 2007, from $1.8 million for the same period in 2006. Furthermore, purchased intangible amortization increased by $0.2 million due to the Scient’x license agreements that we executed in January 2007.

Gross profit. Gross profit increased by $0.2 million, or 0.7%, to $24.7 million for the six months ended June 30, 2007, from $24.5 million for the same period in 2006. Gross profit of 64.3% of revenues for the six months ended of June 30, 2007 decreased from 65.3% for the same period in 2006. The 1.0 percentage point decrease was comprised of 2.2 percentage points associated with the $0.9 million additional instrument depreciation due to increased instrument sets, 1.0 percentage point due to pricing, 0.4 percentage points due to unfavorable manufacturing variances and 0.4 percentage points related to a $0.2 million increase in amortization expense for the Scient’x license agreements, offset by a 2.6 percentage points related to the reduction in excess and obsolescence expenses, and 0.4 percentage points related to lower royalties.

Research and development. Research and development expenses increased by $1.2 million, or 77.5%, to $2.8 million for the six months ended June 30, 2007 from $1.6 million for the same period in 2006. The expense increases were primarily due to increases in compensation expenses of $0.7 million due to the increase in 13 positions to support our new product development, equipment and supply expenses of $0.2 million, and expenses of $0.3 million associated with our Scientific Advisory Board. As a percentage of revenue, research and development expenses increased 3.0 percentage points to 7.2% for the six months ended June 30, 2007 as compared to 4.2% for the same period in 2006.

Sales and marketing. Sales and marketing expenses increased by $0.2 million, or 1.7%, to $14.8 million for the six months ended June 30, 2007, from $14.6 million for the same period in 2006. The increase was primarily due to an increase in sales commissions of $0.4 million primarily due to higher sales and a shift in using more independent sales agents rather than internal sales personnel and other expenses of $0.5 million, offset by reduction in the bad debt reserve of $0.4 million as a result of improved collections and stock compensation expense of $0.3 million. As a percentage of revenues, sales and marketing expenses decreased to 38.5% for the six months ended June 30, 2007 from 38.8% for the same period in 2006.

General and administrative. General and administrative expenses decreased by $5.0 million, or 32.9%, to $10.3 million for the six months ended June 30, 2007, from $15.3 million for the same period in 2006. The decrease was primarily due to a $1.6 million initial public offering bonus that was recognized in June 2006, $2.4 million favorable severance settlement in 2007 that related to a severance accrual for senior executives recorded in the fourth quarter of 2006, stock compensation adjustment for terminated employees of $1.3 million, cost savings of $0.9 million achieved through the consolidation of the biologics administrative functions and $0.2 million in other reduced spending. These were partially offset by additional legal and settlement costs of $0.4 million, contract termination costs associated with the relocation of the biologics distribution center to our corporate headquarters of $0.3 million in accordance with EITF 94-3, executive relocation expenses of $0.3 million, accounting and public company fees of $0.2 million and the Blues Medica Japan acquisition of $0.2 million. As a percentage of revenues, general and administrative expenses decreased to 26.7% in the six months ended June 30, 2007 from 40.8% for the same period in 2006.

Other (expense) income, net. Other (expense) income decreased by $2.0 million, or 92.8%, to $0.2 million for the six months ended June 30, 2007, from $2.2 million for the same period in 2006. The decrease was driven by a reduction in interest expense of $1.8 million due to the revaluation of the put right and $0.2 million in interest income on investments in marketable securities in the U.S.

Income tax provision (benefit). We recorded $0.1 million income tax expense for the six months ended June 30, 2007, compared to an income tax benefit of $0.1 million for the six months ended June 30, 2006. The provision in 2007 is primarily due to non-deductible expenses.

Liquidity and Capital Resources

Our principal sources of cash have included cash generated from operations, the issuance of equity and bank borrowings. Principal uses of cash have included acquisitions, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, and potential acquisitions. We have not achieved profitability since we acquired Alphatec Spine, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that, as our revenues grow, our sales and marketing, general and administrative and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds from our initial public offering, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities will be sufficient to fund our projected operating requirements through 2007. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $4.7 million in operating activities for the six months ended June 30, 2007. During this period, net cash used in operating activities primarily consisted of an increase in working capital and other assets of $5.9 million, primarily due to a pay down of accounts payable and increases in accounts receivable and inventory in support of the higher sales volume. The net loss offset by non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to the revaluation of the put right generated $1.2 million of cash.

We used net cash of $4.7 million in operating activities for the six months ended June 30, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $9.1 million, an increase in working capital and other assets of $4.2 million primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $8.6 million of non-cash costs including amortization, depreciation, stock-based compensation and deferred income taxes.

Investing activities

We used net cash of $6.7 million in investing activities for the six months ended June 30, 2007 primarily for a $2.7 million up-front payment for one of the Scient’x license agreements, $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank, $1.9 million to purchase instruments and equipment and $0.3 million to purchase shares in a potential acquisition, offset by the $0.2 million of net cash received for the Blues Medica Japan acquisition that occurred on May 1, 2007.

We used net cash of $5.7 million in investing activities for the six months ended June 30, 2006, primarily related to the purchase of instruments, leasehold improvements and equipment.

Financing activities

We generated net cash of $0.8 million from financing activities for the six months ended June 30, 2007. $2.1 million was generated as a result of the settlement of our indemnification claims in connection with our acquisition of Alphatec Manufacturing (the predecessor of Alphatec Spine). Pursuant to the escrow settlement, we received $1.0 million and certain shareholders of Alphatec Spine involved in this settlement agreed to use all or a portion of the proceeds from returned escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. Cash used in financing activities was for retiring notes payable of $1.3 million and paying off our line of credit in the U.S. of $0.6 million, offset by new borrowings of $0.6 million.

We generated net cash of $33.0 million from financing activities for the six months ended June 30, 2006 primarily due to $35.1 million in net proceeds from our initial public offering. Cash used in the financing activities was for retiring notes payable of $3.2 million, paying off our line of credit in the U.S. of $2.3 million, partially offset by new borrowings of $3.4 million.

Debt and credit facilities and repurchase obligations

Alphatec Spine has a two-year term, $12.0 million revolving line of credit with Bank of the West to provide working capital. As of June 30, 2007, there was no outstanding borrowing under this line of credit.

Alphatec Pacific has a $2.6 million credit facility with a Japanese bank, under which $2.5 million and $2.6 million was outstanding at June 30, 2007 and December 31, 2006, respectively. Under the terms of the line of credit, borrowings are due nine months from the date of borrowing and bear interest at 3.5%. Under the terms of the credit facility Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by restricted cash of $3.1 million at June 30, 2007 by standby letters of credit issued through Bank of the West which expire on October 31, 2007.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2007	2008	2009	2010	2011	Beyond
		(6 months)
Contractual Obligations
Lines of credit - API	$2,514	$2,514	$—	$—	$—	$—	$—
Notes payable to Cannwill Inc - Insurance	598	405	193	—	—	—	—
Notes payable to GE Capital	3,165	737	1,475	953	—	—	—
Notes payable to Japanese banks	1,164	247	343	215	128	115	116
Capital lease obligations	1,183	312	519	340	12	—	—
Operating lease obligations	2,406	885	794	340	266	121	—
Supply agreements (1)	11,783	7,258	4,525	—	—	—	—

Total	$22,813	$12,358	$7,849	$1,848	$406	$236	$116

(1)	The supply agreement category decreased $5.8 million in comparison to the annual report due to the supply agreement with OsteoBiologics, Inc. that was terminated in March 2007 with no penalties.

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

Agreements with Scient’x S.A.

On January 23, 2007, Alphatec Spine signed three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine has rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage construct, to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a low profile cervical plate; and (iii) a plate-cage construct; respectively in the United States. Pursuant to one of the agreements, Alphatec Spine has made an upfront payment of $2.6 million and is obligated to pay a royalty on sales (with minimum royalties for a period of three years), and commit to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to inventories, bad debts and intangibles. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologic implant inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment , which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes model were 6.5 years for the expected term, 62% for the expected volatility, 4.5% to 4.9% for the risk-free rates, 20% for the forfeiture rates and 0% for dividend yield for the six month period ended June 30, 2007. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions. For example, in the first quarter of 2007, we concluded that due to significant turnover in the fourth quarter of 2006, our forfeiture rate was understated and our expense was overstated, therefore we recorded a reduction of $0.6 million in stock compensation expense in the first quarter of 2007.

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007, the Company has been assessing the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.6 million in the first quarter and by approximately $0.7 million in the second quarter of 2007. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture to compute stock-based compensation is recognized through a cumulative catch-up adjustment. As disclosed in Note 17, the Company has announced a reduction in force and therefore, it will continue to assess its estimated forfeiture rate on future stock-based compensation.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes and FIN 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K, as amended, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our needs for additional financing;

•	our ability to maintain an adequate sales network for our products, including independent distributors;

•	our ability to enhance our Japanese distribution network as a result of our acquisition of Blues Medica Japan;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our business strategy and our underlying assumptions about market data, demographic trends and trends in the treatment of spine disorder;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our ability to scale up our manufacturing capabilities and facilities;

•	our projected capital expenditures;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties,

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs; and

•	our ability to provide consistent, quality levels of service.

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

Interest Rate Risk

On January 24, 2006, Alphatec Spine entered into a credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full a prior credit facility. As of June 30, 2007, Alphatec Spine has no borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate plus 0.50% or LIBOR plus 3.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the six months ended June 30, 2007, our revenues denominated in foreign currencies were $5.5 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the six months ended June 30, 2007.

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

We are involved from time to time in litigation or claims arising in the ordinary course of our business. As of June 30, 2007, the Company had a reserve for litigation costs of $0.4 million, for which the accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc. filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the United States District Court for the District of Massachusetts and alleges infringement of United States Patent No. 5,207,678 (the “678 Patent”), owned by Biedermann Motech and exclusively licensed to DePuy Spine in the U.S. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. Alphatec Spine does not believe that any of its products infringe any valid claim of this patent and intends to defend itself vigorously against these claims.

On July 21, 2006, the Plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Alphatec Spine from making, using, and selling Alphatec Spine’s Zodiac and Solanas products pending trial. Alphatec Spine opposed this motion, which was denied by the Court on October 26, 2006.

On January 12, 2007, Alphatec Spine filed a motion for summary judgment that its products do not infringe this patent. The plaintiffs filed a cross motion for partial summary judgment that the accused Zodiac and Solanas products include one element of the asserted patent claims. Alphatec Spine’s summary judgment motion was denied. On March 29, 2007, the Court ruled against Alphatec Spine and issued a claim construction order on one element of the asserted patent claim. It has not yet formally ruled on the motion and cross-motion.

In June 2007, the U.S. Patent and Trademark office decided to reexamine the 678 Patent following a request for reexamination that was made by a third party. In July 2007, Alphatec Spine made a motion to stay the proceeding pending the results of the reexamination. Subsequent to such filing, the Company and the plaintiffs filed a joint motion that withdrew the Company’s motion until January 2, 2008, or sooner if necessary in the Company’s judgment based on the status of the reexamination.

On April 12, 2006, the Company and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang (the “claimant surgeons”) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, the Company was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this Quarterly Report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The Company brought a motion to compel arbitration of the claimant surgeon’s claims and is currently appealing the Court’s denial of said motion. The Company does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc. (formerly Alphatec Manufacturing). In connection with the stock acquisition, the then-existing shareholders of Alphatec Spine agreed to indemnify us pursuant to the acquisition agreement for certain claims that we might have and to set aside $3.2 million in escrow to cover any expenses and costs related to the indemnification of any such claims. We subsequently filed a demand for indemnification of $4.5 million in claims for expenses and costs we incurred primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, we settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million held in escrow was returned to the shareholders of Alphatec Spine. Certain of these shareholders agreed to use all or a portion of the returned escrow funds to purchase an aggregate of 300,699 shares of our common stock at a value of approximately $1.1 million in a private placement in April 2007. The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, each investor is an “accredited investor”, each investor had access to information about the Company and its investment, each investor purchased the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. We will use these proceeds to fund our working capital.

In June 2007, the Chairman, President and Chief Executive Officer of Alphatec Pacific sold his put right to Alphatec Holdings and received 804,874 shares of Alphatec Holdings common stock at a value of approximately $2.9 million in a private placement, rather than cash. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the investor is an “accredited investor”, the investor had access to information about the Company and its investment, the investor purchased the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. This transaction did not generate any cash proceeds for the company.

In June 2007, Alphatec Holdings issued 281,000 shares of Alphatec Holdings common stock at a value of approximately $1.1 million and paid $0.3 million in cash to the shareholder of Blues Medica Japan in order to acquire all of the outstanding capital stock of Blues Medica Japan. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the investor is an “accredited investor”, the investor had access to information about the Company and its investment, the investor purchased the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities. This transaction did not generate any cash proceeds for the Company.

In June 2007, we entered into a Settlement Agreement and Mutual General Release with Ronald G. Hiscock (the “Hiscock Settlement Agreement”). In June 2005, in connection with his employment with us, Mr. Hiscock was issued 436,919 shares of restricted common stock and 7,261 shares of New Redeemable preferred stock (collectively, the “Hiscock Stock”). The Hiscock Settlement Agreement provides that Mr. Hiscock shall be entitled to sell the Hiscock Stock with the proceeds of such sale being paid to Mr. Hiscock, subject to a cap of $680,000, with any excess shares being forfeited to the Company and cancelled.

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit 10.1	Employment Agreement between Alphatec Holding, Inc and Dirk Kuyper, dated June 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2007 (file number 000-52025)).

Exhibit 10.5	Settlement Agreement and Mutual General Release.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper	President and Chief	August 14, 2007
Dirk Kuyper	Executive Officer (principal executive officer)

/s/ Steven M. Yasbek	Chief Financial Officer, Vice	August 14, 2007
Steven M. Yasbek	President and Treasurer (principal financial and accounting officer)

Exhibit Index

No
Exhibit 10.1	Employment Agreement between Alphatec Holding, Inc and Dirk Kuyper, dated June 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2007 (file number 000-52025)).

Exhibit 10.5	Settlement Agreement and Mutual General Release.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.