Form 10-Q
period 2007-09-30
Alphatec Holdings, Inc.
filed 2007-11-09
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

As of October 29, 2007, there were 47,195,391 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2007	December 31, 2006
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$33,661	$16,943
Restricted cash	3,100	1,100
Accounts receivable, net	12,807	10,583
Inventories, net	18,220	13,454
Prepaid expenses and other current assets	2,469	2,234
Deferred income tax asset	1,213	1,184

Total current assets	71,470	45,498
Property and equipment, net	12,507	12,583
Goodwill	59,465	60,389
Intangibles, net	12,138	10,185
Other assets	1,160	622

Total assets	$156,740	$129,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,931	$5,798
Accrued expenses	10,981	10,369
Lines of credit	2,698	3,163
Current portion of long-term debt	2,475	2,060

Total current liabilities	21,085	21,390
Long-term debt, less current portion	2,410	3,111
Other long-term liabilities	1,421	1,886
Deferred income tax liabilities	2,539	1,467
Minority interest	—	2,724
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2007 and December 31, 2006; 3,322 and 3,333 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	23,682	23,703
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 47,195 and 34,774 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5	3
Additional paid-in capital	152,970	113,563
Accumulated other comprehensive income	264	111
Accumulated deficit	(47,636)	(38,681)

Total stockholders’ equity	105,603	74,996

Total liabilities and stockholders’ equity	$156,740	$129,277

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues	$20,319	$17,358	$58,689	$54,809
Cost of revenues	7,379	6,606	21,096	19,583

Gross profit	12,940	10,752	37,593	35,226
Operating expenses:
Research and development	1,336	1,016	4,105	2,576
In-process research and development	2,344	—	2,344	—
Sales and marketing	7,506	8,587	22,295	23,130
General and administrative	7,122	6,758	17,379	22,050

Total operating expenses	18,308	16,361	46,123	47,756

Operating loss	(5,368)	(5,609)	(8,530)	(12,530)
Other (expense) income:
Interest income	107	315	425	466
Interest expense	(156)	(53)	(719)	(2,498)
Other (expense) income, net	60	(91)	147	6

Total other (expense) income	11	171	(147)	(2,026)

Loss before tax	(5,357)	(5,438)	(8,677)	(14,556)
Income tax (benefit) provision	221	—	278	(64)

Net loss	(5,578)	(5,438)	(8,955)	(14,492)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(30)	—	(3,480)

Net loss available to common stockholders	$(5,578)	$(5,468)	$(8,955)	$(17,972)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.16)	$(0.26)	$(0.72)

Weighted-average shares used in computing net loss per share:
Basic and diluted	35,634	33,381	34,370	25,109

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating activities:
Net loss	$(8,955)	$(14,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,679	5,134
Stock-based compensation	(286)	4,689
Interest expense related to amortization of debt discount and revaluation of put right	149	1,836
Deferred income taxes	—	2
In-process research and development paid in stock	2,344	—
Changes in operating assets and liabilities:
Accounts receivable	(1,661)	(1,086)
Inventories	(4,406)	(3,561)
Prepaid expenses and other current assets	(36)	(1,280)
Income taxes receivable	(29)	(2)
Other assets	(41)	1,685
Accounts payable	(1,237)	1,161
Accrued expenses and other	(375)	(439)

Net cash used in operating activities	(6,854)	(6,353)

Investing activities:
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	36	(5)
Acquisition of Japan Ortho Medical (formerly Blues Medica), net of cash acquired	222	—
Investment in Noas Medical Company	(313)	—
Acquisition of certain assets and liabilities of Cortek, Inc., net of cash acquired	—	54
Purchase of intangible assets	(2,612)	—
Purchases of instruments, property and equipment	(3,787)	(7,126)
Increase in restricted cash	(2,000)	—

Net cash used in investing activities	(8,454)	(7,077)

Financing activities:
Net proceeds from the issuance of common stock	33,357	70,237
Proceeds from issuance of Rolling common, Series C common and preferred stock	—	223
Repayments under lines of credit, net	(560)	(2,243)
Principal payments on capital lease obligations	(405)	(538)
Proceeds from issuance of notes payable	577	3,011
Principal payments on notes payable	(1,645)	(3,204)
Repayment of supply agreement obligation	—	(75)
Stock redemption	—	(35,154)
Escrow proceeds	952	—
Repayment of stockholder notes receivable	—	65

Net cash provided by financing activities	32,276	32,322

Effect of exchange rate changes on cash and cash equivalents	(250)	288

Net increase in cash and cash equivalents	16,718	19,180
Cash and cash equivalents at beginning of period	16,943	2,180

Cash and cash equivalents at end of period	$33,661	$21,360

Supplemental disclosure of cash flow information:
Cash paid for interest	$550	$520

Accretion to redemption value of redeemable stock	$—	$3,480

Revaluation of put right (Minority interest)	$149	$462

Purchases of property and equipment through capital leases	$—	$46

See accompanying notes to unaudited condensed consolidated financial statements

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings,” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (“Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990, and designs, develops, manufactures and markets products for the surgical treatment of spine disorders. In addition to its U.S. operations, Alphatec also markets a range of spine and orthopedic products in Japan through its subsidiary, Alphatec Pacific, Inc. (“Alphatec Pacific”).

2. Basis of Presentation

The consolidated financial statements include the accounts of Alphatec Holdings, Alphatec Spine, and Alphatec Spine’s wholly owned subsidiaries, Nexmed Inc., Milverton Limited, and Alphatec Pacific, Inc.

Intercompany balances and transactions have been eliminated in consolidation.

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of September 30, 2007, the related statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006 and cash flows for the nine months ended September 30, 2007 and September 30, 2006 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows, except for those necessary to adjust stock-based compensation (see Note 6). These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K (as amended) as filed with the SEC.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(5,578)	$(5,468)	$(8,955)	$(17,972)

Denominator:
Weighted average common shares outstanding	37,048	34,790	35,660	26,752
Weighted average unvested common shares subject to repurchase	(1,414)	(1,409)	(1,290)	(1,643)

Weighted average common shares outstanding – basic and diluted	35,634	33,381	34,370	25,109

Net loss per common share:
Basic and diluted	$(0.16)	$(0.16)	$(0.26)	$(0.72)

5. Acquisition and Investment

Japan Ortho Medical (formerly Blues Medica Japan)

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan, an orthopedic medical distributor specializing in the sales of general orthopedic devices manufactured by Alphatec Spine and other unrelated parties. In the third quarter of 2007 Blues Medica Japan changed to Japan Ortho Medical. The results of operations of Japan Ortho Medical have been included in these consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock	$292
Debt assumed as a result of acquisition	1,143
Common stock issued	1,068
Direct costs	15

Total purchase price	$2,518

The purchase price allocation shown below is preliminary and the Company is conducting a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations between identifiable intangibles and goodwill in the fourth quarter of 2007.

The preliminary purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	804
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(837)
Deferred income taxes	(883)

Net tangible assets	368
Distribution rights	2,150

Total purchase price	$2,518

The fair value of the acquired tangible assets and assumed liabilities (other than deferred income taxes) was equal to Blues Medica Japan’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the former stockholders of Blues Medica Japan based upon a percentage of the 2007 and 2008 revenues. The estimated contingent payment has been included in the valuation of the distribution rights. The Company allocated the excess purchase price over the fair value of acquired net tangible to distribution rights, which will be amortized on a straight-line basis over three years, the estimated useful life of the distribution rights. The enhancement of our Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the distribution rights as an intangible asset. The proforma income from operations for the three and nine months ended September 30, 2007 are not materially different than the amounts presented.

Noas Medical Company

In April 2007, Alphatec Pacific purchased 7,500 shares, valued at $0.3 million of the Noas Medical Company Ltd., (“Noas”) a Japanese venture company that imports, manufactures and sells orthopedic implants including artificial joints, related instruments and accessories. Alphatec Pacific purchased the Noas shares in order to establish a strategic alliance with Noas.

6. Stock-Based Compensation

SFAS 123(R)

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007, the Company has been assessing the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.6 million and $0.7 million in the first and second quarter of 2007, respectively. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture rate to compute stock-based compensation is recognized through a cumulative catch-up adjustment. As disclosed in Note 18, the Company has announced a reduction in force and therefore, it will continue to assess its estimated forfeiture rate on future stock-based compensation.

In December 2006, the Company accrued stock-based compensation expense for certain terminated executives that continued to vest based upon their employment contracts. As a result of a settlement that was reached in June 2007, the Company reversed $0.6 million in such expenses.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2007 was $3.91 and $3.88, respectively. The assumptions used to compute the stock-based compensation costs for the stock options granted during the three and nine month periods ended September 30, 2007 and September 30, 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	4.3%	4.7%	4.3 - 4.9%	4.6 - 5.1%
Expected dividend yield	—%	—%	—%	—%
Weighted average expected life (years)	6.3	6.5	6.3 - 6.5	6.5
Volatility	51%	65%	51 - 62%	65%
Forfeiture rate	15%	19%	15 - 20%	15 - 19%

Compensation Costs

Results of operations for the three and nine months ended September 30, 2007 include stock-based compensation costs of $0.2 million and a stock-based compensation credit of $0.3 million, respectively as discussed above, was primarily due to a $1.9 million reversal of previously recognized stock-based compensation expense. The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$(20)	$186	$75	$554
Research and development	12	145	123	407
Sales and marketing	(19)	234	155	751
General and administrative	263	599	(639)	2,977

Total	$236	$1,164	$(286)	$4,689

Effect on basic and diluted net loss per share	$(0.01)	$(0.03)	$0.01	$(0.19)

Weighted average common shares outstanding	35,634	33,381	34,370	25,109

During the three and nine months ended September 30, 2007, the Company granted stock options to employees to purchase 520,748 shares and 589,408 shares, respectively. Total unrecognized share-based compensation cost related to these options was approximately $1.1 million and $1.3 million, respectively, which is expected to be recognized over a weighted average period of approximately four years.

7. Stock Options and Restricted Shares

Stock Options

A summary of the Company’s stock options outstanding under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “Stock Plan”) as of September 30, 2007, and the activity during the nine months then ended, are as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2006	737	$3.76	9.54	$468
Options granted	630	$3.88
Options exercised	(3)	$0.0001
Options forfeited	(253)	$4.07

Options outstanding at September 30, 2007	1,111	$3.76	9.36	$257

Options vested and exercisable at September 30, 2007	53	$3.35	8.02	$73

Options expected to vest at September 30, 2007	737	$3.75	9.36	$181

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $3.91 and $3.88 per share, respectively. There were 629,569 options granted during the nine months ended September 30, 2007. There were 3,299 options exercised during the nine months ended September 30, 2007 at a $0.0001 weighted average exercise price.

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the Stock Plan as of September 30, 2007, and the activity during the nine months then ended, are as follows:

	Shares	Weighted- average grant date fair value	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Outstanding at December 31, 2006	1,663	$10.57	2.07	$17,576
Awarded	747	$4.14
Released	(666)	$10.55
Forfeited	(383)	$9.80

Outstanding at September 30, 2007	1,361	$7.27	3.32	$9,893

8. Inventories

Inventories, net consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$1,761	$(110)	$1,651	$1,725	$(371)	$1,354
Work-in-process	941	—	941	406	—	406
Finished goods	25,602	(9,974)	15,628	21,637	(9,943)	11,694

Total Inventories, net	$28,304	$(10,084)	$18,220	$23,768	$(10,314)	$13,454

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.4 million and $1.0 million for the three months ended September 30, 2007 and September 30, 2006, respectively. The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.8 million and $2.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

9. Licenses and In-Process Research and Development

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that were not currently technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability is not achieved, the Company would likely look to other alternatives to provide these products.

Guided Lumbar Interbody Fusion (“GLIF”) System

In the third quarter, Alphatec Spine purchased an exclusive worldwide license (the “GLIF License Agreement”) from JGMG Bengochea, LLC (“JGMG”) for technology related to the GLIF system, which is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the GLIF License Agreement include: (1) an issuance of 750,000 shares of the Company’s common stock valued at $2.3 million, a portion of which common stock shall be subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; (2) design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2008; and (3) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2010. The GLIF License Agreement expires upon the later of 2027 and the last expiration date of the patents contained within any products. Alphatec Spine has the right to terminate the GLIF License Agreement for convenience upon 30 days prior written notice to JGMG. Each party has the right to terminate the GLIF License Agreement for material uncured breach by the other party.

The technology acquired pursuant to the GLIF License Agreement requires further development; accordingly, we recorded an IPR&D charge of $2.3 million in the third quarter of fiscal 2007, in accordance with SFAS No. 2, Accounting for Research & Development Costs.

Vertebroplasty Technology System

In the third quarter, Alphatec Spine purchased an exclusive worldwide license (the “V-Stent License Agreement”) from Stout Medical Group, LP (“Stout”) for technology that allows Alphatec Spine to develop and commercialize Stout’s vertebroplasty technology system and implant called the “V-Stent”, which is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the V-Stent License Agreement include: (1) a payment of $5.0 million to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the V-Stent of which delivery and payment occurred in October 2007; (2) design, regulatory and sales milestone payments that could begin to be achieved and paid in 2008; and (3) a royalty payment based on net sales of the V-Stent product with minimum annual royalties beginning in 2009. As the technological feasibility associated with the in-process research and development device had not been established and no alternative future use exists, the Company will record an IPR&D charge of $5.0 million in the fourth quarter of 2007.

10. Public Offering of Common Stock

In September 2007, the Company received $32.2 million in net proceeds from an underwritten public offering of 10 million shares of common stock pursuant to the Company’s outstanding shelf registration on SEC Form S-3 (Registration No. 333-145614). The Company paid approximately $1.9 million in underwriting fees and commissions and approximately $0.4 million for offering-related expenses.

11. Segment and Geographical Information

For the three and nine months ended September 30, 2007 and September 30, 2006, the Company had no single surgeon, hospital or surgical center representing greater than 10% of consolidated revenues.

During the three and nine months ended September 30, 2007 and September 30, 2006, the Company operated in two geographic locations, the United States and Asia. Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$16,803	$13,997	$49,645	$44,319
Asia	3,516	3,361	9,044	10,490

Total consolidated revenues	$20,319	$17,358	$58,689	$54,809

Total assets by region were as follows (in thousands):

	September 30, 2007	December 31, 2006
United States	$143,431	$120,584
Asia	13,309	8,693

Total consolidated assets	$156,740	$129,277

12. Related Party Transactions

For the nine months ended September 30, 2007 and September 30, 2006, the Company incurred costs of $0.2 million and $0.5 million respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by the Company’s then Chief Executive Officer and Chairman of the Board, John Foster. John Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder.

In connection with the Company’s September 2007 public offering of 10,000,000 shares of common stock referred to in Note 10 above, the Company issued 2,750,000 shares of common stock to HealthpointCapital Partners II, L.P., an affiliate of HealthpointCapital, our principal stockholder at a price of $3.45 per share.

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi, then Alphatec Pacific’s Chairman, President and Chief Executive Officer pursuant to which Alphatec Spine had an obligation to repurchase Mr. Yoshimi’s Alphatec Pacific shares upon certain conditions, or upon the election of Mr. Yoshimi at any time during 12 months period after the completion of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

13. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company does not believe that the adoption of the standard will have a material impact on its financial condition.

14. Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	September 30, 2007	December 31, 2006
Developed product technology	5	$13,700	$13,700
Distribution rights	3	4,301	1,930
Scient’x license agreement	8	2,603	—
Supply agreement	10	225	225

		20,829	15,855
Less accumulated amortization		(8,691)	(5,670)

Total		$12,138	$10,185

Year ending December 31,
2007 - 3 months	$1,143
2008	4,383
2009	3,906
2010	1,306
2011	348
Thereafter	1,052

Total	$12,138

Amortization expense for intangible assets for the nine months ended September 30, 2007 and September 30, 2006 was $3.0 million and $2.5 million, respectively.

Agreements with Scient’x S.A.

In January 2007, Alphatec Spine signed three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine has rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage construct, to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a low profile cervical plate; and (iii) a plate-cage construct; respectively in the United States. Pursuant to the agreement related to the Isobar technology (i), Alphatec Spine has made an upfront payment of $2.6 million, (ii) Alphatec Spine is obligated to pay a royalty on sales (with minimum royalties for a period of three years), and (iii) Alphatec Spine is required to purchase a minimum amount of Isobar inventory, at cost, for a period of two years. The Company began selling products using Scient’x technology in 2007, and the Company expects the sales to increase in 2008.

15. Commitments and Contingencies

Debt

Alphatec Spine had a two-year term, $12.0 million revolving line of credit with Bank of the West to provide working capital. As of September 30, 2007, there was no outstanding borrowing and no availability under this line of credit. On October 2, 2007, Alphatec Spine repaid the line of credit.

On October 2, 2007, the Company, Alphatec Spine, Nexmed, Inc. ( the “Borrowers”) and Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) entered into a Credit and Security Agreement (the “Credit Agreement”) that provides for an aggregate $20.0 million commitment. This Credit Agreement replaced the Bank of the West Credit Agreement. The Credit Agreement consists of a $20.0 million note that bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. As of the date of the Credit Agreement, the Borrowers had approximately $13.6 million in availability under the note. The note is secured by a pledge of substantially all current existing and after-acquired property of the Borrowers. The Credit Agreement excludes from the collateral any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Credit Agreement contains a covenant in which the Borrowers have agreed not to place any lien on such assets without Merrill Lynch’s consent.

The Credit Agreement contains customary covenants, which, among other things, prohibit the Borrowers from assuming further debt obligations and any liens, unless otherwise permitted under the Credit Agreement. The entire outstanding principal amount of the note and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Credit Agreement, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change which could have a material adverse effect on the Borrowers.

Alphatec Pacific has a $2.7 million credit facility with a Japanese bank, under which $2.7 million and $2.6 million was outstanding at September 30, 2007 and December 31, 2006, respectively. Under the terms of the credit facility, borrowings bear interest at 3.5%, and Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by restricted cash of $3.1 million at September 30, 2007 and standby letters of credit issued through Bank of the West; which expire on October 31, 2007. In October 2007, Alphatec Pacific paid down $0.2 million of this credit facility and the Bank of the West standby letters of credit and restricted cash of $3.1 million was replaced by letters of credit in the amount of $2.5 million issued through Merrill Lynch.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases that expire on various dates through 2011. Future minimum annual lease payments under such leases as of September 30, 2007 are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2007 - 3 months	$451	$156
2008	817	519
2009	349	340
2010	273	13
2011	122	—

	$2,012	1,028

Less: amount representing interest		(70)

Present value of minimum lease payments		958
Current portion of capital leases		(521)

Capital leases, less current portion		$437

Rent expense under operating leases for the three months ended September 30, 2007 and September 30, 2006 was $0.3 million and $0.4 million respectively. Rent expense under operating leases for the nine months ended September 30, 2007 and September 30, 2006 was $1.1 million and $1.2 million respectively.

16. Stockholders’ Equity

On March 18, 2005, the Company acquired all of the outstanding capital stock of Alphatec Spine. In connection with the stock acquisition, the then-existing shareholders of Alphatec Spine agreed to indemnify the Company pursuant to the acquisition agreement for breaches of certain representations and warranties set forth in the acquisition agreement and to put $5.0 million of the purchase price into escrow to cover such indemnification obligation (of which, $2.0 million was released from escrow in September 2005). The Company subsequently filed a demand for indemnification of $4.5 million in claims for expenses and costs we incurred primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, the Company settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million held in escrow was paid to the former shareholders of Alphatec Spine. Certain of these shareholders agreed to use all or a portion of the escrow funds paid to them to purchase an aggregate of 300,699 shares of the Company’s common stock at a value of approximately $1.1 million in a private placement in April 2007.

17. Income Taxes

The Company adopted the provisions of FASB Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company decreased its deferred tax assets related to net operating loss (“NOL”) carryforwards, and offsetting valuation allowance, by approximately $0.4 million, with no net impact to the Unaudited Condensed Consolidated Financial Statements. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $1.4 million. Of this total, none of the unrecognized tax benefits, if recognized, will affect the effective tax rate due to the valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2002. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, state and local, or foreign taxing authorities.

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $0.1 million for the payment of interest and penalties on January 1, 2007, which is included as a component of the $1.4 million unrecognized tax benefit noted above. To the extent not assessed with respect to the uncertain tax positions, $0.1 million of this total will be reflected as a reduction of goodwill. During the nine months ended September 30, 2007, there were no significant changes in the uncertain tax positions, including interest and penalties.

On January 1, 2007, the Company had net operating loss carryforwards of $11.2 million and $11.8 million, for federal and states, respectively, expiring at various dates through 2026. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre- and post-initial public offering) which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s NOL and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position under FIN No. 48 may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

18. Restructuring

Relocation of Biologics Distribution Center

In the second quarter of 2007, the Company announced the relocation of its Massachusetts biologics distribution center to Carlsbad, California, the location of the Company’s corporate headquarters. The Company is expecting to complete the relocation in the fourth quarter of 2007. The Company recorded $0.5 million in the second and third quarter of 2007 for contract termination expenses in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Cost Reduction Plan

In August 2007, the Company announced a cost-reduction plan that resulted in the elimination of nine percent of all positions throughout the organization. The Company recorded a $0.4 million severance expense charge in the third quarter of 2007.

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

Overview

We design, develop, manufacture and market products for the surgical treatment of spine disorders. We will seek to enter such markets by designing and developing proprietary products and by licensing intellectual property from third parties. For example, in the third quarter of 2007, we entered into two license agreements that provided us with intellectual property in two of these markets. Our product portfolio and pipeline includes a variety of spinal implant products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, motion preservation, vertebral compression fractures and allograft markets. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We believe that our in-house manufacturing capabilities provide a unique competitive advantage, enabling us to rapidly deliver customized solutions to meet surgeons’ and patients’ critical needs. We have 22 issued U.S. patents, six issued foreign patents and 29 pending patent applications, including 14 pending U.S. applications, ten pending international applications and five pending foreign national applications. Our principal product offerings are primarily focused on the global spine fusion market, which is estimated by us to be more than $5.9 billion in 2007. In addition to our U.S. operations, we also market a range of spine and orthopedic products in Japan through our subsidiary, Alphatec Pacific, Inc.

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc. (formerly Alphatec Manufacturing, Inc.), a company that is engaged in the development, manufacturing and sale of medical devices for use in spinal surgeries.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who want to use our products for a surgical procedure. During the nine months ended September 30, 2007 and September 30, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

In April 2007, Alphatec Pacific paid $0.3 million for 7,500 shares of the Noas Medical Company Ltd., (“Noas”) a Japanese venture company that imports, manufactures and sells orthopedic instruments including artificial joints, related instruments and accessories. Alphatec Pacific purchased the Noas shares in order to establish a strategic alliance with Noas.

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan, an orthopedic medical distributor specializing in the sales of general orthopedic devices manufactured by Alphatec Spine and other unrelated parties for cash and assumed liabilities of $2.5 million. In the third quarter of 2007 the name was changed to Japan Ortho Medical. The fair value of the acquired tangible assets and assumed liabilities (other than deferred income taxes) was equal to Blues Medica Japan’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the former stockholders based upon a percentage of the 2007 and 2008 revenues. The estimated contingent payments have been included in the valuation of the distribution rights. The Company allocated the excess purchase price over the fair value of acquired net tangible to distribution rights, which will be amortized on a straight-line basis over three years. The enhancement of our Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the distribution rights as an intangible asset. The proforma income from operations for the three and nine months ended September 30, 2007 are not materially different than the amounts presented.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.3	38.1	35.9	35.7

Gross profit	63.7	61.9	64.1	64.3
Operating expenses:
Research and development	6.6	5.8	7.0	4.7
In-process research and development	11.5	—	4.0	—
Sales and marketing	36.9	49.5	38.0	42.2
General and administrative	35.1	38.9	29.6	40.3

Total operating expenses	90.1	94.2	78.6	87.2

Operating loss	(26.4)	(32.3)	(14.5)	(22.9)

Other (expense) income:
Interest income	0.5	1.8	0.7	0.9
Interest expense	(0.8)	(0.3)	(1.2)	(4.6)
Other (expense) income, net	0.3	(0.5)	0.2	—

Total other (expense) income	—	1.0	(0.3)	(3.7)

Loss before tax	(26.4)	(31.3)	(14.8)	(26.6)
Income tax (benefit) provision	1.1	—	0.5	(0.1)

Net loss	(27.5)%	(31.3)%	(15.3)%	(26.5)%
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(0.2)	—	(6.3)

Net loss available to common stockholders	(27.5)%	(31.5)%	(15.3)%	(32.8)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, spinal spacers and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products.

Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture substantially all of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. The majority of our royalties relate to payments under our license agreement with Biomet, Inc. This license agreement relates to our pedicle screw and provides for a fixed-rate charge based on the number of products sold that incorporate this technology. Amortization of purchased intangibles consists of amortization of developed product technology that we purchased when we acquired Alphatec Spine and entered into certain of the Scient’x license agreements.

Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board.

In-process research and development. In-process research and development (“IPR&D”) consists of acquired research and development assets that were not technologically feasible on the date we acquired the exclusive worldwide license for technology related to the GLIF system that had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of a product will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties. If commercial viability were not achieved, we would likely look to other alternatives to provide these products.

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

Total other (expense) income. Our subsidiary, Alphatec Spine, had a stock purchase agreement in place with Alphatec Pacific’s former Chairman, President and Chief Executive Officer, Roy Yoshimi, that required us to repurchase shares of common stock of Alphatec Pacific, owned by Mr. Yoshimi, based on the fair market value of those shares. Total other (expense) income primarily consists of interest expense including the change in fair value of the put right related to those shares and amortization of the related debt issuance costs. Mr. Yoshimi exercised this right on June 2, 2007 and our Board of Directors elected to pay the purchase price for such Alphatec Pacific shares with 804,874 shares of our common stock in accordance with the stock purchase agreement governing such transaction.

Income tax provision (benefit). The income tax expense for 2007 consisted primarily of foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues. Revenues increased by $3.0 million, or by 17.1%, to $20.3 million for the three months ended September 30, 2007 from $17.3 million for the same period in 2006. U.S. sales increased $2.8 million due to increased sales of our Novel, biologics, Reveal and Zodiac products. Asia sales increased by $0.2 million over the prior year, which was driven by the $0.9 million impact of the Japan Ortho Medical acquisition on May 1, 2007, increase spine revenues of $0.1 million and Milverton sales of $0.1 million, offset by a reduction in non-spine revenue of $0.9 million.

Cost of revenues. Cost of revenues increased by $0.8 million, or by 11.7%, to $7.4 million for the three months ended September 30, 2007 from $6.6 million for the same period in 2006. The increase in cost of revenues was primarily in royalties of $0.5 million, which was driven by the increase in U.S. sales. In addition, cost of revenues increased due to instrument depreciation of $0.4 million as a result of a higher capital level of surgical instrument sets, $0.6 million due to the Japan Ortho Medical acquisition and manufacturing variances of $0.1 million, offset by a reduction in excess and obsolescence inventory expenses of $0.6 million and a $0.2 million decrease due to lower Asia sales. Purchased intangible amortization increased by $0.1 million due to the Scient’x license agreements that Alphatec Spine executed in January 2007.

Gross profit. Gross profit increased by $2.2 million, or by 20.3%, to $12.9 million for the three months ended September 30, 2007, from $10.7 million for the same period in 2006. Gross profit of 63.7% of revenues for the three months ended of September 30, 2007 increased 1.8 percentage points from 61.9% for the same period in 2006. The 1.8 percentage point increase was comprised of 3.9 percentage points associated with $0.6 million in reduced excess and obsolescence expenses, and 2.1 percentage points for higher product margins in the U.S., partially offset by 2.1 percentage points due to higher royalty expenses, 1.7 percentage points due to additional instrument depreciation resulting from to the increased number of sets, and 0.4 percentage points driven by overall lower margins in Asia.

Research and development. Research and development expenses increased by $0.3 million, or by 31.5%, to $1.3 million for the three months ended September 30, 2007 from $1.0 million for the same period in 2006. The expense increases are primarily due to increases in compensation expenses of $0.3 million, primarily due to the addition of 10 positions to support our product development efforts, and consulting expenses of $0.2 million, offset by a reduction in stock-based compensation expenses of $0.1 million and supply expenses of $0.1 million. As a percentage of revenue, research and development expenses increased 0.8 percentage points to 6.6% for the three months ended September 30, 2007 as compared to 5.8% for the same period in 2006.

In-process research and development. In-process research and development increased by $2.3 million due to the purchase of the exclusive worldwide license for technology related to the GLIF system, which is designed to enable surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. Pursuant to this license, we issued 750,000 shares of our common stock to JGMG Bengochea, LLC. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since the GLIF system is not finalized, we immediately expensed the stock-based payment.

Sales and marketing. Sales and marketing expenses decreased by $1.1 million, or by 12.6%, to $7.5 million for the three months ended September 30, 2007, from $8.6 million for the same period in 2006. The decrease was primarily due to a reduction in compensation expense of $0.5 million, travel and meeting expenses of $0.4 million, stock-based compensation expenses of $0.3 million, professional fees of $0.2 million and other reduced spending of $0.2 million, offset by increased commission expenses of $0.5 million due to the increased U.S. revenue performance. As a percentage of revenues, sales and marketing expenses decreased to 36.9% for the three months ended September 30, 2007 from 49.5% for the same period in 2006.

General and administrative. General and administrative expenses increased by $0.4 million, or by 5.4%, to $7.1 million for the three months ended September 30, 2007, from $6.7 million for the same period in 2006. The increase was primarily due to a $0.4 million charge for a reduction in force, $0.1 million in additional expenses associated with the closing of our Massachusetts biologics distribution center and $0.4 million in legal expenses, related to the GLIF and V-Stent license agreements executed by Alphatec in September 2007. These expenses were offset by lower stock-based compensation of $0.3 million and other spending of $0.2 million. As a percentage of revenues, general and administrative expenses decreased to 35.1% in the three months ended September 30, 2007 from 38.9% for the same period in 2006.

Total other (expense) income. Total other (expense) income decreased by $0.2 million, or by 93.6%, to essentially zero for the three months ended September 30, 2007, from $0.2 million for the same period in 2006. The decrease was driven by a $0.2 million reduction in interest income in the U.S.

Income tax provision (benefit). We recorded $0.2 million of income tax expense for the three months ended September 30, 2007, compared to no expenses for the three months ended September 30, 2006. The provision in 2007 is primarily due to foreign income taxes and the tax effect of changes in deferred tax liabilities associated with the tax goodwill.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues. Revenues increased by $3.9 million, or by 7.1%, to $58.7 million for the nine months ended September 30, 2007 from $54.8 million for the same period in 2006. Approximately $5.3 million of the increase in revenues was due to increased sales of our Novel, Zodiac and Solanas products in the U.S. Asia sales decreased by $1.4 million over the prior year, which was driven by a reduction in non-spine revenue of $3.1 million, offset by the $1.2 million impact of the Japan Ortho Medical acquisition on May 1, 2007, $0.4 million improvement in spine revenue and an $0.1 million increase in revenues at Milverton Limited.

Cost of revenues. Cost of revenues increased by $1.5 million, or by 7.7%, to $21.1 million for the nine months ended September 30, 2007 from $19.6 million for the same period in 2006. The increase in cost of revenues was primarily due to additional instrument depreciation of $1.3 million due to a higher capital investment of surgical instrument sets, manufacturing variances of $1.4 million, Japan Ortho Medical acquisition of $0.8 million and the impact of increased U.S. sales of $0.3 million, offset by a $1.2 million reduction in excess and obsolescence expenses year-over-year and a $1.7 million decrease due to lower Asia sales. Royalties increased $0.4 million, which was due to an increase in U.S. sales. Furthermore, purchased intangible amortization increased by $0.2 million due to the Scient’x license agreements that Alphatec Spine executed in January 2007.

Gross profit. Gross profit increased by $2.4 million, or by 6.7%, to $37.6 million for the nine months ended September 30, 2007, from $35.2 million for the same period in 2006. Gross profit of 64.1% of revenues for the nine months ended of September 30, 2007 decreased from 64.3% for the same period in 2006. The 0.2 percentage point decrease was comprised of

2.1 percentage points associated with the $1.3 million additional instrument depreciation due to increased instrument sets, 1.9 percentage points due to unfavorable manufacturing variances and 0.4 percentage points related to higher royalty expenses, offset by a 2.3 percentage point increase related to the reduction in excess and obsolescence expenses, and improved margins in Asia of 1.9 percentage points.

Research and development. Research and development expenses increased by $1.5 million, or 59.4%, to $4.1 million for the nine months ended September 30, 2007 from $2.6 million for the same period in 2006. The expense increases were primarily due to increases in compensation expenses of $1.0 million due to the addition of 11 positions to support our product development efforts, consulting expenses of $0.6 million and certifications and supplies expenses of $0.3 million, offset by favorable stock-based compensation expense of $0.3 million and other reduced spending of $0.1 million. As a percentage of revenue, research and development expenses increased 2.3 percentage points to 7.0% for the nine months ended September 30, 2007 as compared to 4.7% for the same period in 2006.

In-process research and development. In-process research and development increased by $2.3 million due to the purchase of the exclusive worldwide license for technology related to the GLIF system. Pursuant to the license agreement, we issued 750,000 shares of our common stock to JGMG Bengochea, LLC. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since the GLIF system is not finalized, we immediately expensed the stock-based payment.

Sales and marketing. Sales and marketing expenses decreased by $0.8 million, or 3.6%, to $22.3 million for the nine months ended September 30, 2007, from $23.1 million for the same period in 2006. The decrease was primarily due to lower compensation expenses of $0.2 million, travel and meeting expenses of $0.7 million, stock-based compensation expenses of $0.6 million, professional fees of $0.4 million, and reduction in the bad debt reserve of $0.4 million as a result of improved collections, offset by an increase in sales commissions of $1.2 million primarily due to increased sales and a shift towards increasingly using independent sales agents rather than internal sales personnel, and severance expenses of $0.3 million. As a percentage of revenues, sales and marketing expenses decreased to 38.0% for the nine months ended September 30, 2007 from 42.2% for the same period in 2006.

General and administrative. General and administrative expenses decreased by $4.7 million, or 21.2%, to $17.4 million for the nine months ended September 30, 2007, from $22.1 million for the same period in 2006. The decrease was primarily due to a $1.6 million initial public offering bonus that was recognized in June 2006, $2.4 million favorable severance settlement in 2007 that related to a severance accrual for senior executives recorded in the fourth quarter of 2006, stock-based compensation adjustment for terminated employees of $1.3 million, compensation and bonus expenses of $1.1 million, facility expenses of $0.2 million and taxes and fees of $0.2 million. These were partially offset by additional legal and settlement costs of $0.7 million, contract termination costs associated with the relocation of our Massachusetts biologics distribution center to our corporate headquarters of $0.4 million in accordance with EITF 94-3, a reduction in force charge of $0.4 million in the third quarter and the Japan Ortho Medical acquisition of $0.6 million. As a percentage of revenues, general and administrative expenses decreased to 29.6% in the nine months ended September 30, 2007 from 40.3% for the same period in 2006.

Total other (expense) income. Total other (expense) income decreased by $1.9 million, or 92.7%, to ($0.1) million for the nine months ended September 30, 2007, from ($2.0) million for the same period in 2006. The decrease was primarily due to a reduction in interest expense of $1.7 million due to the revaluation of the put right that Mr. Yoshimi, the former Chairman, President and CEO of Alphatec Pacific exercised in the second quarter of 2007.

Income tax provision (benefit). We recorded $0.3 million income tax expense for the nine months ended September 30, 2007, compared to an income tax benefit of $(0.1) million for the nine months ended September 30, 2006. The provision in 2007 is primarily due to foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Liquidity and Capital Resources

Our principal sources of cash have been the issuance of equity and bank borrowings. Principal uses of cash have included operations, acquisitions, and capital expenditures. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, and potential acquisitions. We have not achieved profitability since we acquired Alphatec Spine, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that, as our revenues grow, our sales and marketing, and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds from our public offering, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities will be sufficient to fund our projected operating requirements through 2008. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $6.9 million in operating activities for the nine months ended September 30, 2007. During this period, net cash used in operating activities primarily consisted of an increase in working capital and other assets of $7.8 million, primarily due to a pay down of accounts payable and increases in accounts receivable and inventory in support of the higher sales volume. The net loss offset by non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to the revaluation of the put right generated $0.9 million of cash.

We used net cash of $6.4 million in operating activities for the nine months ended September 30, 2006. During this period, net cash used in operating activities primarily consisted of an increase in working capital and other assets of $3.5 million primarily due to increases in accounts receivable and inventory in support of the higher sales volume. The net loss offset by non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to the revaluation of the put right held by Mr. Yoshimi, the former Chairman, President and CEO of Alphatec Pacific used $2.9 million of cash.

Investing activities

We used net cash of $8.5 million in investing activities for the nine months ended September 30, 2007, primarily for a $2.6 million up-front payment for one of the Scient’x license agreements, $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank, $3.8 million to purchase instruments and equipment and $0.3 million to purchase shares in Noas Medical Company Ltd, one of our Japanese distributors, offset by the $0.2 million of net cash received for the Japan Ortho Medical acquisition that occurred on May 1, 2007.

We used net cash of $7.1 million in investing activities for the nine months ended September 30, 2006, primarily related to the purchase of instruments, leasehold improvements and equipment.

Financing activities

We generated net cash of $32.3 million from financing activities for the nine months ended September 30, 2007. In the third quarter, our public offering generated $32.2 million in net proceeds. $2.1 million was generated as a result of the settlement of our indemnification claims in connection with our acquisition of Alphatec Manufacturing (the predecessor of Alphatec Spine). Pursuant to the indemnification settlement, we received $1.0 million and certain former shareholders of Alphatec Spine involved in this settlement agreed to use all or a portion of the cash paid to such shareholders from the escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. In addition, we retired $1.6 million in notes payable, reduced our capital leases by $0.4 million and paying off $0.6 million of our line of credit in the U.S., offset by new borrowings of $0.6 million.

We generated net cash of $32.3 million from financing activities for the nine months ended September 30, 2006 primarily due to $35.2 million in net proceeds from our initial public offering. Cash used in the financing activities was for retiring notes payable of $3.2 million, paying off our line of credit in the U.S. of $2.2 million and principle payments on capital lease obligations of $0.5 million, partially offset by new borrowings of $3.0 million.

Debt and credit facilities and repurchase obligations

As of September 30, 2007, Alphatec Spine had a two-year term, $12.0 million revolving line of credit with Bank of the West to provide working capital. As of September 30, 2007, there was no outstanding borrowing and no availability under this line of credit. On October 2, 2007, Alphatec Spine and Bank of the West agreed to terminate this line of credit.

On October 2, 2007, the Company, Alphatec Spine, Nexmed, Inc. ( the “Borrowers”) and Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) entered into a Credit and Security Agreement (the “Credit Agreement”) that provides for an aggregate $20.0 million commitment. This Credit Agreement replaced the Bank of the West Credit Agreement. The Credit Agreement consists of a $20.0 million note that bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. As of the date of the Credit Agreement, the Borrowers have approximately $13.6 million in availability under the note. The note is secured by a pledge of substantially all current existing and after-acquired property of the Borrowers. The Credit Agreement excludes from the collateral any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Credit Agreement contains a covenant in which the Borrowers have agreed not to place any lien on such assets without Merrill Lynch’s consent.

The Credit Agreement contains customary covenants, which, among other things, prohibit the Borrowers from assuming further debt obligations and any liens, unless otherwise permitted under the Credit Agreement. The entire outstanding principal amount of the note and any accrued but unpaid interest may be declared immediately due and payable in the event of the occurrence of an event of default as defined in the Credit Agreement, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change which could have a material adverse effect on the Borrowers.

Alphatec Pacific has a $2.7 million credit facility with a Japanese bank, under which $2.7 million and $2.6 million was outstanding at September 30, 2007 and December 31, 2006, respectively. Under the terms of the credit facility, borrowings are due nine months from the date of borrowing and bear interest at 3.5%, and Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by restricted cash of $3.1 million at September 30, 2007 and standby letters of credit issued through Bank of the West, which expire on October 31, 2007. In October 2007, Alphatec Pacific paid down $0.2 million of this credit facility and the Bank of the West standby letters of credit were replaced by letters of credit in the amount of $2.5 million issued through Merrill Lynch.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Payment Due by Period (1)
	Total	2007	2008	2009	2010	2011	Beyond
		(3 months)
Contractual Obligations
Lines of credit - API	$2,698	$ 2,698	$—	$—	$—	$—	$—
Notes payable to Cannwill Inc - Insurance	323	130	193	—	—	—	—
Notes payable to GE Capital	2,511	302	1,296	913	—
Notes payable to Japanese banks	1,091	131	353	223	137	123	124
Capital lease obligations	1,028	156	519	340	13	—	—
Operating lease obligations (2)	2,012	452	817	349	272	122	—
Supply agreements	11,065	6,890	4,175	—	—	—	—

Total	$20,728	$10,759	$7,353	$1,825	$422	$245	$124

(1)	Pursuant to our Japan Ortho Medical acquisition, we are required to make additional contingent cash payments based upon percentages of future gross sales of the acquired company through 2008. The purchase agreement does not limit the payment to a maximum amount. In addition, pursuant to certain license agreements, we could be required to make additional contingent cash payments based on certain operating results and technological milestones.
(2)	Our operating leases for our corporate headquarters and manufacturing operations located in Carlsbad, California expire in the 1st quarter of 2008. We are currently evaluating alternatives.

Agreements with Scient’x S.A.

In January 2007, Alphatec Spine signed three license agreements with Scient’x S.A., a French medical device manufacturer, pursuant to which Alphatec Spine has rights under Scient’x S.A.’s proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage construct, to produce, market, sell and distribute (i) a posterior dynamic stabilization rod, (ii) a low profile cervical plate; and (iii) a plate-cage construct; respectively in the United States. Pursuant to the agreement related to the Isobar technology (i), Alphatec Spine has made an upfront payment of $2.6 million, (ii) Alphatec Spine is obligated to pay a royalty on sales (with minimum royalties for a period of three years), and (iii) Alphatec Spine is required to purchase a minimum amount of Isobar inventory, at cost, for a period of two years.

Guided Lumbar Interbody Fusion (“GLIF”) System

In the third quarter, Alphatec Spine purchased an exclusive worldwide license (the “GLIF License Agreement”) from JGMG Bengochea, LLC (“JGMG”) for technology related to the GLIF system, which is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the GLIF License Agreement include: (1) an issuance of 750,000 shares of the Company’s common stock valued at $2.3 million to JGMG, a portion of which common stock shall be subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; (2) design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2008; and (3) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2010. The GLIF License Agreement expires upon the later of 2027 and the last expiration date of the patents contained within any products. Alphatec Spine has the right to terminate the GLIF License Agreement for convenience upon 30 days prior written notice to JGMG. Each party has the right to terminate the GLIF License Agreement for material uncured breach by the other party.

Vertebroplasty Technology System

In the third quarter, Alphatec Spine purchased an exclusive worldwide license (the “V-Stent License Agreement”) from Stout Medical Group, LP (“Stout”) for technology that allows Alphatec Spine to develop and commercialize Stout’s vertebroplasty technology system and implant called the “V-Stent”, which is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the V-Stent License Agreement include: (1) a payment of $5.0 million to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the V-Stent of which delivery and payment occurred in October 2007; (2) design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to Stout in 2008; and (3) a royalty payment based on net sales of the V-Stent product with minimum annual royalties beginning in 2009. As the technological feasibility associated with the in-process research and development device had not been established and no alternative future use exists, the Company will record an IPR&D charge of $5.0 million.

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

There were no significant changes in critical accounting policies from those at December 31, 2006.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K, as amended, the Risk Factors set forth in our Registration Statement on Form S-3 (Registration No. 333-145614) and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K, as amended and the Risk Factors set forth in our Registration Statement on Form S-3 (Registration No. 333-145614). These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

In January 2006, Alphatec Spine entered into a credit facility with Bank of the West and borrowed $3.8 million, which Alphatec Spine used to pay in full a prior credit facility. As of September 30, 2007, Alphatec Spine had no borrowings under this credit facility. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable. Alphatec Spine’s borrowings under its credit facility, which bear interest at Bank of the West’s prime rate plus 0.50% or LIBOR plus 3.25%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments. On October 2, 2007, Alphatec Spine and Bank of the West agreed to terminate this credit facility.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the nine months ended September 30, 2007, our revenues denominated in foreign currencies were $9.0 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the nine months ended September 30, 2007.

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

We are involved from time to time in litigation or claims arising in the ordinary course of our business. As of September 30, 2007, we had a reserve for litigation costs of $1.2 million, for which the accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

Patent Litigation

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc. filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the United States District Court for the District of Massachusetts and alleges infringement of United States Patent No. 5,207,678 (the “678 Patent”), owned by Biedermann Motech and exclusively licensed to DePuy Spine in the U.S. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. The Company does not believe that of its products infringe any valid claim of this patent and intends to defend itself vigorously against these claims.

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

In June 2007, the U.S. Patent and Trademark office decided to reexamine the 678 Patent following a request for reexamination that was made by a third party. In July 2007, Alphatec Spine made a motion to stay the proceeding pending the results of the reexamination. Subsequent to such filing, Alphatec Spine and the plaintiffs filed a joint motion that withdrew the Alphatec Spine’s motion until January 2, 2008, or sooner if necessary in the Alphatec Spine’s judgment based on the status of the reexamination. Given that our Zodiac and Solanas products constitute a significant portion of our revenues, an adverse outcome in this suit would have a material effect on our business, financial conditions and results of operations.

In 2001 DePuy brought a case against Medtronic Sofamor Danek, Inc. et al. in which it alleged that Medtronic infringed the 678 Patent. During the litigation of the Medtronic case, certain of Medtronic’s products were deemed to have infringed the 678 Patent after a jury trial, and certain of Medtronic’s products were deemed to not infringe the 678 Patent by the judge overseeing the case. The case involving Medtronic, which is still being litigated, is before the same judge in Boston, Massachusetts as the Alphatec Spine case.

In another case initiated by DePuy Spine involving the alleged infringement of the 678 Patent by a spine company, the United States District Court for the Central District of California issued an order dated August 31, 2007 that invalidated five of the seven claims of the 678 Patent. The two claims of the 678 Patent that were not invalidated, Claim 2 and Claim 7, both require locking nuts on either side of the screw body. We believe that all of Alphatec Spine’s products are outside the scope of both of the non-invalidated claims as none of Alphatec Spine’s products have locking nuts on either side of the screw body. DePuy Spine has requested the District Court to reconsider its order dated August 31, 2007. The plaintiffs have the right to appeal this order by filing an appeal with the United States Court of Appeals for the Federal Circuit.

Breach of Contract Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, its majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey

Wang (the “claimant surgeons”) in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, Alphatec Spine was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this Quarterly Report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine brought a motion to compel arbitration of the claimant surgeon’s claims and is currently appealing the Court’s denial of said motion. The Company does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however the Company cannot predict the outcome to this matter or the impact on the financial statements, if any.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and the Risk Factors set forth in our Registration Statement on Form S-3 (Registration No. 333-145614). If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 6.	Exhibits.

† Exhibit 10.1	Exclusive License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated September 11, 2007

† Exhibit 10.2	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated September 11, 2007.

† Exhibit 10.3	Credit and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Nexmed, Inc., and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. dated October 2, 2007.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	November 8, 2007

/s/ Steven M. Yasbek Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	November 8, 2007

Exhibit Index

No.

† Exhibit 10.1	Exclusive License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated September 11, 2007

† Exhibit 10.2	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated September 11, 2007.

† Exhibit 10.3	Credit and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Nexmed, Inc., and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. dated October 2, 2007.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.