Form 10-K
period 2007-12-31
Alphatec Holdings, Inc.
filed 2008-03-17
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2007 was approximately $78.1 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2008 was 47,178,627.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

PART I

Item 1.	Business

We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 2051 Palomar Airport Road, Carlsbad, California 92011. In this Annual Report on Form 10-K, the terms “we,” “us” and “our” includes Alphatec Holdings, Inc., or Alphatec or Alphatec Holdings, and our subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.

Our Internet address is www.alphatecspine.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, motion preservation, vertebral compression fracture, and osteoporotic bone of the markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $7.0 billion in revenue in 2007 and is expected to grow at approximately 15% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our currently marketed implants have been cleared by the U.S. Food and Drug Administration, or the FDA, and these products have been used in over 7,500 and 8,600 spine disorder surgeries in 2006 and 2007, respectively.

Strategy

Our strategy is to be the leading provider of spinal disorder solutions by providing innovative products, technologies, and solutions. In addition, our product pipeline is focused on providing solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from osteoporosis, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. To further differentiate our solutions, we will incorporate minimally invasive access techniques, motion-preservation stabilization systems, and integrated biologic solutions to improve patient outcomes across our product portfolio. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing to market innovative products, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community and our in-house manufacturing capabilities as integral components of our strategy.

The key elements of our strategy are:

•

Provide a Full Range of Spine Disorder Products and Continually Expand our Product Offering. We currently offer a full range of spinal devices and surgical instruments used to treat spine disorders. We believe that this comprehensive approach enables us to maximize our revenue for each procedure by fulfilling a greater portion of a surgeon’s spine product needs. We intend to continue to enhance our product offering by developing technologies that we can market through our sales organization to our established surgeon base and surgeons not yet using our products.

•

Focus on Underserved and Rapidly Growing Segments of the Market. We are focused on creating solutions to address the rapidly growing elderly demographic and the unique issues facing such patients. We will focus on less invasive implants and techniques, and solutions for adult onset deformities, vertebral compression fractures and issues related to patients with osteoporatic bones, each of which represents a large underserved market segment. We believe that our strategic focus in underserved and rapidly growing areas will offer us increased revenue and deeper market penetration.

•

Develop Innovative Products and Solutions in Conjunction with Surgeons. One of our core competencies is our ability to develop and commercialize creative spinal implants and instruments that incorporate information and feedback from surgeons. We collaborate with surgeons to help us to enhance our current products and develop innovative new technologies. We believe that our short-term and long-term product pipeline will offer us increased revenue opportunities by addressing a wider range of spine disorders, while improving patient outcomes.

•

License or Acquire Complementary Spine Products and Technologies. In addition to building our product portfolio through internal product development efforts, we intend to license or acquire complementary spine products and technologies. By licensing or acquiring complementary products and technologies, we believe we can leverage our expertise at bringing new products to market and provide additional marketing opportunities for our sales organization.

•

Focus on Rapid Responsiveness and Total Surgeon Satisfaction. We believe that our focus on rapid responsiveness to surgeon needs and the support we provide to surgeons differentiate us in the marketplace. We have the capability to manufacture substantially all of our non-allograft products at our facilities, which enables us to rapidly modify implants and instruments to satisfy surgeons’ needs and rapidly replenish inventory. This allows us to respond quickly to unexpected increases in market demand for our products. Our ability to respond to surgeons’ needs through rapid prototyping and manufacturing of customized products allows us to continually differentiate ourselves from our competitors. Responding quickly to the needs of surgeons is central to our corporate culture.

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of approximately 71 independent distributors, which we believe employ approximately 180 agents. We also employ 16 direct sales representatives and sales executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives and sales executives. We educate and support our independent distributors, often our first point of contact with surgeons, as if they were part of our organization.

•

Grow our International Business. We currently have a strong presence in Japan. We plan to continue expanding our distribution network and product offerings throughout Asia. We recently obtained regulatory clearance to begin selling our products in Europe and we plan to begin selling our products in Europe in 2008. We also plan to obtain regulatory clearances and distribution networks in other areas of the world where we can benefit from selling our unique products and technologies.

Market Opportunity

Back pain is among the largest segments of healthcare expenditures globally, with a direct cost of more than $85.0 billion annually for diagnosis, treatment and rehabilitation in the U.S. alone. Back pain is typically the manifestation of some form of spinal disorder. The global market for spinal implants and biologics is estimated to be approximately $7.0 billion in revenues, with the three largest components being spinal implants and biologics for fusion (approximately $6.0 billion), instruments and products to treat vertebral compression fractures (approximately $660 million), and motion preservation devices (approximately $400 million). We believe that the market will continue to experience significant growth as the high-risk patient demographic continues to grow, while an influx of new surgeons into the industry further supports market growth.

We believe that solutions for spinal disorders will continue to grow as a result of the following market dynamics:

•

Favorable Demographics. The population segment most likely to experience back pain, the elderly demographic, is expected to increase as a result of the aging of the large baby boomer demographic, people born between 1946 and 1965. Degenerative spinal conditions occur with increasing frequency in elderly patients and we expect that this will lead to an increase in the number of people seeking treatment for back pain. As these numbers continue to grow, we expect that this will lead to an increased demand for solutions.

•

Onset of Osteoporosis Drives Spinal Disorders. Osteoporosis or Osteopenia affect over 44 million people in the U.S. alone and this number is expected to rise as the baby boomer demographic ages. Spinal fractures are the most common fracture caused by osteoporosis. Globally, it is estimated that over 2.5 million vertebral compression fractures occur annually.

•

Introduction of New Surgical Technologies. Important developments in spinal disorder solutions include continuing developments in instrumentation, devices and minimally invasive techniques and procedures, as well as the introduction of new materials and new product designs. These developments are aimed at making it easier for surgeons to provide solutions for their patients and reducing overall costs and recovery times for patients. New technologies expand the patient pool by providing solutions for previously unmet medical needs and we believe this will result in more procedures that utilize our products.

•

Obesity Epidemic. According to a North American Spine Society, or NASS, survey of surgeons, 44% of spine patients are clinically obese. We expect rising obesity trends to increase the demand for spine procedures in the future, particularly lumbar procedures as this segment of the spine is most affected by obesity.

Spine Anatomy

The human spine is the core of the human skeleton and provides important structural support while remaining flexible to allow movement. The human spine is a column of 33 bones that protects the spinal cord and enables people to stand upright. Each bony segment of the spine is referred to as a vertebra (two or more are called vertebrae). The spine has five regions containing groups of similar bones, listed from top to bottom: seven cervical vertebrae in the neck, 12 thoracic vertebrae in the mid-back (each attached to a rib), five lumbar vertebrae in the lower back, five sacral vertebrae fused together to form one bone in the hip region, and four coccygeal bones fused together that form the tailbone. At the front of each vertebra is a block of bone called the vertebral body. The vertebral body consists of an inner core of soft cancellous bone, surrounded by a thin outer layer of hard cortical bone. Vertebrae are stacked on top of each other and enable people to sit and stand upright. Vertebrae in the cervical, thoracic and lumbar regions are separated from each other and cushioned by a rubbery soft tissue called the intervertebral disc. Segments of bone that extend outward at the back of each cervical, thoracic and lumbar vertebral body surround and protect the spinal cord and its nerve roots. These bones, known as the posterior spinous processes, can be felt along the middle of a person’s back.

A picture of the spinal column and vertebral bodies of the spine is depicted below.

Disorders Affecting the Spine

There are four major categories of spine disorders: degenerative conditions, deformities, trauma-based disorders and tumors. While our product offering addresses all four categories of spine disorders, the majority of our business is concentrated on products used in the treatment of degenerative and deformity conditions. These conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back pain and potentially pain in the arms or legs.

Some of the most common medical conditions affecting the spine are as follows:

•

Degenerative disc disease is a common medical condition affecting the cervical, thoracic and lumbar regions of the spine and refers to the degeneration of the disc from aging and repetitive stresses resulting in a loss of flexibility, elasticity and shock-absorbing properties. As degenerative disc disease progresses, the space between the vertebrae narrows, or the disc can bulge or rupture, which can pinch the nerves exiting the spine and result in back pain, leg pain, numbness and loss of motor function. This back pain can be overwhelming for patients as the resulting pain can have significant physical, psychological and financial implications.

•

A Vertebral compression fracture, or VCF, occurs when a vertebra in the spinal column fractures or collapses. Vertebral compression fractures have multiple acute and chronic consequences including back pain, loss of back function and diminished quality of life. Chronic consequences of a VCF can also result in pulmonary and gastric dysfunction, as well as depression. Deformity resulting from a VCF worsens these problems and can increase the risk of another fracture, which can further exacerbate complications from the initial VCF, including an increase in the loss of mobility and ultimately increased mortality.

•

Spinal stenosis is a narrowing of the spinal canal, which places pressure on the spinal cord. If the stenosis is located on the lower part of the spinal cord it is called lumbar spinal stenosis. Stenosis in the upper part of the spinal cord is called cervical spinal stenosis. While spinal stenosis can be found in any part of the spine, the lumbar and cervical areas are the most commonly affected. Some patients are born with this narrowing, but most often spinal stenosis is seen in patients over the age of 50. In these patients, stenosis is the gradual result of aging and wear and tear on the spine during everyday activities.

•

Spondylolisthesis occurs when one vertebra slips forward in relation to an adjacent vertebra, usually in the lumbar spine. The symptoms that accompany spondylolisthesis include pain in the lower back and legs, and muscle spasms and weakness. Spondylolisthesis can be congenital or develop later in life. The disorder may result from physical stresses to the spine, intense physical activity, and general wear and tear.

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws, spinal spacers, plates, both fixed and semi-rigid rods, and various biologic offerings. Generally, spine screws are inserted into the vertebrae in order to affix rods, plates and other stabilizing devices during spine procedures using our products. Spinal spacers are inserted between vertebrae and are used to provide spinal support in order to restore lost disc space, alignment, and weight-bearing function. Plates are attached to adjacent vertebrae to further stabilize the vertebrae and facilitate healing. Semi-rigid rods are utilized in surgical constructs at adjacent fusion levels to aid in mitigating adjacent disc degeneration. Our various biologics offerings are used as an alternative to our PEEK or metal products.

We currently sell our spinal solution products as spine systems, categorized by the spinal disorder and the method of treatment. The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development and includes the distinguishing features and components for our systems.

Current Products:

Category	Alphatec Spine System	System Features and Components
Thoracolumbar Fixation Systems	Zodiac Degenerative Fixation	Polyaxial pedicle screws, rods and cross connectors, with instrumentation

	ROC Lumbar Plating	Fixed-post pedicle screws and rigid connector plates, with instrumentation

	Mirage Spinal Fixation	Fixed-post pedicle screws and offset connectors, with instrumentation

Deformity Fixation Systems	Zodiac Deformity Fixation	Screws, hooks, rods, and connectors comprised of either titanium or stainless steel, with instrumentation

Semi-Rigid Stabilization System	Dynamo Semi-Rigid Rod	Semi-rigid rod used with the Zodiac screw that allows for controlled compression, distraction, flexion and extension of the construct

Spinal Spacers	Novel PEEK and Titanium Spacers	Spinal spacers made of PEEK or titanium in various shapes and sizes with instrumentation

Allograft Spacers	Connect, Connect II, Solo and Duet Allograft Spacers	Spinal spacers made of dense, porous, cancellous human tissue, in various shapes and sizes with instrumentation

Anterior Cervical Plating	Trestle Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

	Reveal Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

Posterior Cervico/Thoracic Fixation	Solanas Posterior Cervico/Thoracic Fixation	Polyaxial pedicle screws, rods, hooks and connectors, with instrumentation

Trauma/Tumor	Tamarack Anterior Thoracolumbar Plating	Spinal fusion plates and screws, with instrumentation

	Zodiac Trauma/Tumor Fixation	Fixed angle screws, staples, rods and connectors, with instrumentation

Bone Grafting Materials	Alphagraft and Alphagrans	Tissue-based and synthetic bone grafting materials

Products in Development:

Category	Alphatec Spine System	System Features and Components
Treatments for Osteoporotic Patients	OsseoScrew	Polyaxial pedicle screw that is designed to expand after implantation to increase screw fixation purchase in patients with poor bone density

Category	Alphatec Spine System	System Features and Components
Treatments for Vertebral Compression Fractures	V-Stent	Minimally invasive device that is designed to restore vertebral height and stabilize the vertebral body in combination with a filling agent after a vertebral compression fracture

Minimally Invasive Access Systems and Techniques	Illico Minimally Invasive System	Minimally invasive access system that includes a retractor and implant delivery system

	Guided Lumbar Interbody Fusion System, or GLIF System	Minimally invasive access system that is designed to allow multiple access planes to the patient’s spinal pathology through one incision point

Dynamic Stabilization	Dynamic Anterior Cervical Plate	Ratcheting cervical plate that is designed to increase vertebrae compression to facilitate the healing process

Cervico/Thoracic Occipital Plate	Solanas Posterior Occipital Plate	Occipital plate used with our Solanas Posterior Cervico/Thoracic Fixation System

Stand-Alone Lumber Plate	Anterior Lumbar Interbody Fusion Plate, or ALIF Plate System	Stand-alone fusion plating system that is designed to enable surgeons to perform anterior lumbar fusions without the need for the use of posterior spine implants

Our Current Products

Thoracolumbar Fixation Systems

Thoracolumbar fixation systems are used to facilitate fusion, the growth of a bony connection between two adjacent vertebrae. The purpose of fusion is to stop the motion caused by the instability between the vertebrae, which is intended to reduce the pressure on the spinal cord. Our systems are designed to reduce the motion of the vertebrae during the period it takes for the vertebrae to fuse together. Our Zodiac systems consist of multiple components made of titanium or stainless steel, including screws, rods, and cross connectors. Pedicle screws are surgically positioned from the posterior, or back, of the spine and are placed into the pedicle. The screws are inserted through the midline of the pedicle and act as anchors for the rods that connect two or more vertebrae. Once the rods and screws are put in place, the system provides a fixed environment with corrected alignment to facilitate the fusion.

Because each vertebra varies in size, shape and alignment, screw heads that pivot relative to the post of the screw allows surgeons to achieve proper screw placement. Most pedicle screws are available with either a fixed or polyaxial head design. The pivoting head of a polyaxial screw makes it possible to implant a rod through multiple screw heads, despite the fact that the screws connected to the rod may be out of alignment with each other due to the positioning of the patient’s vertebrae. Once the screws and rods are in place, a set screw is used to lock the rod to the head of the screw and secure the polyaxial head of the screw. Often a cross connector, which is a device that connects the two rods, is also used to laterally connect the rods in order to further stabilize the construct.

Zodiac Degenerative Fixation System

Our Zodiac Degenerative Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, fixed-angle pedicle screws, and advanced instruments. We believe our Zodiac Degenerative System offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac Degenerative System has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each construct depending on the patient’s needs. Our Zodiac Degenerative System is designed to be used in connection with our Novel Spacers and our Allograft Spacers.

ROC Lumbar Plating System

Our ROC Lumbar Plating System is a posterior lumbar plating system that provides an alternative to traditional screw and rod constructs. The ROC system is comprised of a rigid pre-contoured plate that is anchored by fixed-post pedicle screws. We believe that this design makes the ROC system particularly effective in the treatment of spondylolisthesis.

Mirage Spinal Fixation System

Our Mirage Spinal Fixation System is designed to allow a rod to be placed closer to the center of the patient’s body than a traditional polyaxial construct, which provides surgeons with a better view of the patient’s anatomy during lumbar fixation surgery.

Deformity Fixation Systems

Screw, hook and rod constructs have become the standard of care in the surgical treatment of spinal deformities such as scoliosis. These constructs aid in the correction of spinal deformities because they allow movement of the spine into the correct alignment while providing fixation and stability to help achieve fusion.

Zodiac Deformity Fixation System

Our Zodiac Deformity Fixation System is designed to be used in conjunction with many of our other products, including our Zodiac Degenerative System, our Zodiac Trauma/Tumor System, our Novel Spacers and our Allograft Spacers. Our Zodiac Deformity System has components such as fixed-angle and polyaxial screws and instrumentation that are designed to enable the surgeon to address patient-specific spinal deformities.

Semi-Rigid Stabilization System

Certain evidence suggests that adjacent vertebrae fuse at a higher rate when they are compressed, which compression is more likely to occur with semi-rigid stabilization as compared to traditional rigid stabilization. When used in a rod and screw construct, the goal of a semi-rigid rod system is to adequately brace the spine so fusion occurs but without the excessive rigidity that traditional rods convey. Semi-rigid stabilization also builds a transition zone to bridge a fused segment to a non-fused segment by spreading the forces across multiple spinal levels.

Dynamo Semi-Rigid Rod System

Our Dynamo Semi-Rigid Rod contains a dampener that allows for controlled compression, distraction, flexion and extension of vertebrae adjacent to a fusion location to enable the patient to have an additional range of motion in comparison to standard fusion surgeries. This increased range of motion reduces the stress on the adjacent discs and is designed to increase compression, which can help to increase fusion rates.

Spinal Spacers

A spinal spacer is intended to be inserted in the space between vertebrae to provide support in order to restore disc space height, alignment, and the spine’s weight-bearing function. In a typical surgical procedure, the surgeon will use a spacer to replace the diseased or damaged space between vertebrae. Spinal spacers are used in combination with screw, rod and plate constructs. All spinal spacers, regardless of composite material, are available in a variety of shapes and sizes to fit the patient’s anatomy. While our first spinal spacers were principally fabricated from titanium, we now offer products fabricated from PEEK as well as titanium.

Novel PEEK and Titanium Spacers

Our family of Novel PEEK and titanium spacers address the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer five unique implant designs, each of which is available in numerous shapes and heights. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our Novel spacers helps prevent movement after placement and enhances the stability of the overall construct. Our Novel PEEK Spacers are not visible during a magnetic resonance imaging, or MRI, which allows the surgeon to better assess the progress of the healing process post surgery.

Allograft Spacers

The use of allograft-derived products appeals to many surgeons, because such surgeons believe that the use of allograft allows patients to accelerate the creation of living bone cells and eventually incorporate the allograft into the newly created, living bone. Allograft-derived products are fabricated from cadaver bone and precision-machined into standardized shapes resembling PEEK or titanium spacers. Tissue banks are responsible for recovering and processing donated tissue from cadavers in accordance with standards developed by the American Association of Tissue Banks and the Food and Drug Administration, or FDA.

Connect, Connect II, Solo and Duet Allograft Spacers

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. We have four distinct cervical allograft spacer designs. Additionally, we offer a posterior lumbar allograft spacer. This gives the surgeon several variations of size and shape to choose from during each surgical procedure. Our allograft spacers also come in a variety of densities, permitting surgeons to decide whether to place an emphasis on rigidity, by using a dense allograft, or porosity, by using less-dense allograft.

Anterior Cervical Plating

Anterior solutions to cervical, or neck, pathologies are considered to be the standard of care in cervical fusion. In cases where surgery is needed to alleviate pressure on a nerve or the spinal cord, often the surgeon removes large portions of the disc material or vertebrae. The more disc material that is removed or vertebrae that are affected, the less stable the surgical site becomes, which increases the need to use a cervical plate to stabilize the surgery site. The most common cervical fusion performed is anterior cervical plating, or ACP. In an ACP procedure, a metal plate is inserted across adjacent neck vertebrae and secured in place by interlocking screws. The cervical plate stabilizes the vertebrae to facilitate fusion.

Trestle Anterior Cervical Plate System

Our Trestle Anterior Cervical Plate System has a large window that enables the surgeon to have improved graft site and end plate visualization; which is designed to allow for better placement of the plate. The Trestle

Plate System also has a low-profile design, which we believe is among the lowest in the spine market. Low-profile cervical plates are intended to reduce the disruption of the tissue adjacent to the plate following surgery. Other key features of the Trestle Plate System include a self-retaining screw-locking mechanism that is designed to ensure quick and easy locking of the plate and a flush profile after the screws are inserted.

Reveal Anterior Cervical Plate System

Our Reveal Anterior Cervical Plate System features a large window that enables the surgeon to see the graft site during surgery which is designed to allow for better placement of the plate. The Reveal Plate System’s locking mechanism reduces the number of steps required by the surgeon to lock the screws to the plate, which saves time during surgery and allows a surgeon to visually confirm whether the mechanism has been locked.

Posterior Cervico/Thoracic Fixation

Solanas Posterior Cervico/Thoracic

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws and connection devices that provide a solution for posterior cervico/thoracic procedures. Our Solanas Cervico/Thoracic System includes many of the benefits of our Zodiac Degenerative System, including a polyaxial pedicle screw that contains a unique set screw. We also designed the Solanas Cervico/Thoracic System to be used in combination with our existing Zodiac and Mirage systems, thereby providing additional options for surgeons.

Trauma/Tumor Systems

Some pathologies in the thoracolumbar, or upper chest region, such as burst fractures or collapsed vertebrae, require surgical access from the anterior plane of the patient. In such instances, systems comprised of rods or plates are affixed with screws and staples to achieve stabilization. In anterior thoracolumbar procedures, these constructs also can be used in some cases to treat degenerative disc disease and other deformities.

Tamarack Anterior Thoracolumbar Plating System

Our Tamarack Anterior Thoracolumbar Plating System consists of a plate that sits on top of two smaller plates at each of its ends. These smaller plates act as a locking mechanism that prevent post-surgery expulsion of the screw and reduces possible irritation and internal complications. We believe this dual-plate design provides a unique solution for trauma or tumor conditions. Our Tamarack Plating System also has a large interior opening that allows the surgeon to see the graft site both during surgery and in a post-surgery MRI, which permits unrestricted operative and post-operative evaluation of the surgery site.

Zodiac Trauma/Tumor Fixation System

Our Zodiac Trauma/Tumor Fixation System has all of the features of our Zodiac Degenerative Fixation System, but is designed to be used in an anterior surgical procedure for the treatment of tumors, trauma, and anterior deformities.

Bone Grafting Materials

Bone grafting materials are often used by a surgeon during surgery to fill voids or gaps that are caused by trauma or the surgical procedure.

Alphagraft

Our Alphagraft product is a demineralized bone matrix, or DBM, mixed with a bioabsorbable carrier that is used for bone grafting.

Alphagrans

Our Alphagrans product consists of bioabsorbable synthetic granules that are used for bone grafting.

Our Products In Development

We intend to continue to expand our current product offering as well as develop complementary systems and products. Products that we are currently developing include the following:

Treatments for Osteoporotic Patients

OsseoScrew

The OsseoScrew is an innovative pedicle screw system that is designed to provide a solution for patients who suffer from osteoporosis or poor bone density. The OsseoScrew is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace.

Treatments for Vertebral Compression Fractures

V-Stent

Our V-Stent is a technology system that is focused on providing a solution for VCF indications. The V-Stent is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat a VCF. The V-Stent is designed to overcome one of the primary complications of Kyphoplasty and vertebroplasty, which is the potential risk of extravasation of bone cement into the spinal canal or venous system.

Minimally Invasive Access Systems and Techniques

Illico Minimally Invasive System

The Illico Minimally Invasive System is a cannulated pedicle screw and rod system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the surgical site by using a retractor that contains a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that the Illico System will significantly reduce the length of posterior surgeries that use pedicle screws. We also believe that the Illico System limits trauma to the tissue surrounding the location of the surgery, which is designed to enable patients to recover faster. The Illico System is designed for use with our current line of implants. The FDA has cleared our cannulated Zodiac screw, which has a hole running the length of the screw so that it can be inserted over a guide wire, that we intend to use in the Illico System. Prototype instrument development and product design engineering are in process.

Guided Lumbar Interbody Fusion System

Our GLIF System is a unique access system that is designed to allow surgeons to perform a minimally invasive procedure from multiple surgical planes without the need for a second incision or repositioning of the patient. The GLIF System is intended to reduce the length of the procedure, reduce trauma to the patient and reduce the post-surgery recovery period. Prototype development and product design engineering are in process.

Dynamic Stabilization

Dynamic Anterior Cervical Plate System

We are developing a dynamic cervical plate system that is designed to appeal to surgeons who prefer to allow the plate to move along the vertical axis after surgery, and thus expose the surgery site to compressive forces during the fusion process. As a result, when compared to a traditional rigid cervical plate, more of the natural load on the spine will be shared by the graft material used for fusion, which such surgeons believe will improve and accelerate the fusion rate and reduce the incidence of pseudarthrosis (an unsuccessful fusion). Prototype development and product design engineering are in process.

Cervico/Thoracic Occipital Plate

Solanas Posterior Occipital Plate

We are developing an occipital plate to be used with our Solanas Posterior Cervico/Thoracic Fixation System to provide additional stabilization to the atlanto/cervicol and crainial areas during a posterior fixation procedure. We have developed a prototype, and further engineering of the product design is in process.

Stand-Alone Lumbar Plate

Our stand-alone ALIF Plate System is designed to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw and rod systems. Our ALIF Plate System is designed to provide surgeons with the option of performing a single anterior procedure without having the need for a complementary posterior procedure. The ALIF Plate System is designed to be anatomically shaped and have a low profile, which should minimize the risk of irritation or damage to the adjacent tissue. We are developing prototypes of this product.

Sales and Marketing

Our sales force consists of approximately 71 independent distributors, which we believe employ 180 employees dedicated to selling our products in the U.S., 16 direct sales representatives and sales executives in the U.S., 16 direct sales representatives in Japan, and two direct sales representatives in Hong Kong. Although surgeons make the ultimate decision to use our products, we invoice products directly to hospitals and pay commissions to our independent distributors and direct sales agents based on payments received from the hospital. We compensate our sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to exclusively sell our products both within and outside of their allocated sales territory. We offer each of our independent distributors and direct sales representatives sales and product training programs. We market our products at various industry conferences and through organized surgical training courses, and advertise our products in industry trade journals and periodicals. We plan on expanding our sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In Japan, our sales and marketing activities are conducted through our subsidiary Alphatec Pacific, Inc., or Alphatec Pacific. We believe that having a direct presence in Japan gives us greater control over the introduction process of our products into the Japanese market and allows us to be more responsive to our Japanese customers. Alphatec Pacific has 16 sales and marketing employees as of December 31, 2007. We intend to continue to increase our direct sales force at Alphatec Pacific and also increase the emphasis that Alphatec Pacific places on selling our spinal disorder solutions to the large and growing Asian market. In Hong Kong, our sales and marketing activities are conducted through our subsidiary Milverton Ltd., or Milverton. Milverton has two direct sales representatives that support its sales efforts. In 2008, we also plan to focus on getting our complete line of spinal implant solutions approved by Japan’s Ministry of Health, Labor and Welfare, or the MHLW. We expect this process to take up to one year from its initiation.

We recently achieved regulatory clearance to begin selling our products in Europe. We anticipate beginning to sell our products in Europe in 2008 by utilizing independent distributors that are based in Europe.

Surgeon Training and Education

We devote significant resources to train and educate surgeons in the proper use of our implants, instrumentation, and surgical access technologies. We believe that one of the most effective ways to introduce and build market demand for our products is by training and educating spine surgeons, independent distributors, and direct sales representatives in the use of our products. We believe that surgeons, independent distributors, and direct sales representatives will become exposed to the merits and distinguishing features of our products through our training and education programs, and in doing so, will increase the use and promotion of our products. In addition, we believe surgeons using our products that were trained by us will be instrumental in generating valuable clinical data, providing feedback and demonstrating the benefits of our products to the medical community.

Research and Development

Our research and development department has extensive experience in developing products to treat spine pathologies. Our research and development department works closely with our Scientific Advisory Board and surgeons to design products that are intended to improve patient care, simplify surgical techniques and reduce overall costs. We are focusing our research and development efforts in two major strategic areas. First, we focus on continually enhancing and upgrading our current product portfolio. Second, we devote significant resources to developing complementary products and unique technologies to create new solutions to address spinal pathologies. Both of these efforts are also focused by our goal of becoming the market leader in providing solutions for the aging spine by developing products that have superior efficacy for patients who suffer from osteoporosis, a VCF, adult deformity, and spinal stenosis. In order to further promote this strategy, we are focused on converting these research and development programs into commercially viable products that incorporate minimally invasive access techniques, dynamic stabilization, and integrated biologic solutions to improve patient outcomes across all of our products. We expect our research and development expenditures to increase as we continue to align significant resources to commercializing our product pipeline.

Manufacture and Supply

We conduct our manufacturing operations at our facilities in Carlsbad, California. We manufacture substantially all of our implants in-house. Our allograft products and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our products. Additionally, we have a stand-alone customs group that includes design engineering and manufacturing personnel. The customs group is dedicated to providing rapid prototyping and innovative custom instrumentation for our surgeon customers. Occasionally we enter into distribution agreements, pursuant to which we distribute products manufactured by a third party under our own private label. Following the receipt of products or product components that we receive from third parties, we conduct inspection, packaging and labeling, as needed, at our manufacturing facilities.

We devote significant time and attention to ensure that all of our products are safe, effective, adhere to all applicable regulations and are of the highest quality. An established and comprehensive quality system drives our focus from the initial translation of surgeon needs into design specifications through an exhaustive series of quality control checks that are performed through the purchasing, production, and packaging of our products. We record the complete production history for every product, ensuring full traceability from the raw material stage through the delivery of the product into the marketplace. The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, allograft and PEEK. Only one company, Invibio, is currently approved in the U.S. to distribute PEEK for use in implantable devices. In October 2004, we entered into an exclusive supply agreement with Invibio, pursuant to which we agreed to purchase our entire supply of medical quality PEEK in the U.S. from Invibio. As consideration for the PEEK materials, we pay Invibio a dollar amount depending on the weight or the length of either the raw material or stock product that

Invibio processes for us. The dollar amount of the PEEK may increase over time, but the price increase is capped at a certain percentage annually. Under the terms of the agreement, we are restricted from selling PEEK to third parties, except when it is incorporated into our products, and we are not authorized to alter the chemical structure of the PEEK. The term of the supply agreement is through October 2014. Either we or Invibio may terminate the supply agreement for an uncured material breach of the agreement.

We have contracted with three entities to supply us with tissue for our allograft implants pursuant to agreements, two of which do not expire prior to 2009 and one of which is terminable by either party on 30 days’ notice.

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

Our manufacturing operations and those of the third-party manufacturers we use on a limited basis are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, and other device-related or tissue-related good manufacturing practice regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and under similar requirements of regulatory authorities in different states and foreign countries. For tissue products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that require licenses. For our implants and instruments, we are FDA registered, California-licensed and International Organization for Standardization, or ISO, certified. Our facility and the facilities of the third-party manufacturers we use on a limited basis are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. Our last FDA inspection was in November 2003, and minor non-compliance items were cited on an FDA Form 483 that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies and have not received any further request from the FDA with respect to the Form 483 we received.

Competition

Although we believe that our current broad product portfolio and development pipeline is differentiated and has numerous competitive advantages, the spinal implant industry is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We believe that the principal competitive factors in our market include:

•	improved outcomes for spine pathology procedures;

•	ease of use and reliability;

•	effective sales, marketing and distribution;

•	technical leadership and superiority;

•	surgeon services, such as training and education;

•	responsiveness and ability to develop unique products that addresses the needs of surgeons;

•	manufacturing capabilities;

•	acceptance by spine surgeons;

•	product price and qualification for reimbursement; and

•	speed to market.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition and we are aware of several companies that compete in our current and future product areas. We believe that our most significant competitors are Medtronic Sofamor Danek, DePuy Spine, Stryker, NuVasive, Kyphon, Zimmer, Synthes, Abbott, Orthofix, Globus, Scient’x, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling products.

Our competitors include providers of non-operative therapies for spine disorder conditions. While these non-operative treatments are considered to be an alternative to surgery, surgery is used in the event that non-operative treatments are unsuccessful. To date, these non-operative treatments have not caused a reduction in the demand for surgical treatment of spinal disorders.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements, proprietary information ownership agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop, maintain and enforce the proprietary aspects of our technologies. We require our employees, consultants, co-developers, distributors and advisors to execute agreements governing the ownership of proprietary information and use and disclosure of confidential information in connection with their employment, consulting, co-development, distribution or advisory relationships with us. These agreements require these people and entities to agree to disclose and assign to us all inventions that were conceived on our behalf or which relate to our property or business and to keep our confidential information confidential and only use such confidential information in connection with our business.

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies. Further, as described in “Item 3—Legal Proceedings,” others may attempt to obtain royalties based on the net sales of our products, which may impact our revenues. We may lose market share to our competitors if we fail to protect our intellectual property rights.

Patents

As of December 31, 2007, we owned 21 issued U.S. patents, seven issued foreign patents and 30 pending patent applications, including 14 pending U.S. applications, 12 pending international applications and four pending foreign national applications. The subject matter of the issued patents and pending patent applications relate to, among other things:

•	cervical plates and fixation systems;

•	bone screws;

•	spinal implants;

•	bone and spinal fixation systems; and

•	devices and tools for implanting the foregoing.

The issued patents that we own begin to expire in 2009. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages (including treble damages if our infringement is found to be willful) or may require us to remove our infringing product from the market. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. We may lose market share to our competitors if we fail to protect our intellectual property rights. A description of a pending patent infringement action brought by Biedermann Motech GmbH and Depuy Spine, Inc. against a number of companies, including our subsidiary, Alphatec Spine, Inc., or Alphatec Spine, is set forth in “Item 3—Legal Proceedings.”

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

In 2007, as part of our product development strategy, we began entering into license agreements with third parties that will enable us to develop and commercialize products for the treatment of spinal disorders that are based upon technology owned by such third parties. As of December 31, 2007, we licensed approximately 29 patent and patent applications from third parties.

License Agreements Executed in 2007

License Agreements with Scient’x S.A.

In January 2007, Alphatec Spine entered into three license agreements with Scient’x S.A., a French medical device manufacturer, or Scient’x, pursuant to which Alphatec Spine licensed rights under proprietary technology related to the Scient’x Isobar semi-rigid rod, the Scient’x Stella cervical plate, and the Scient’x Antelys plate-cage, respectively, to develop and commercialize a posterior semi-rigid rod, a thin-profile cervical plate, and a stand-alone plate-cage construct in the U.S. The agreement related to the semi-rigid rod technology provides that Alphatec Spine will make an upfront payment; a royalty payment on sales of products that incorporate the licensed technology (with minimum royalties for a period of three years); and a commitment to purchase a minimum amount of inventory from Scient’x, at cost, for a period of two years. The term of the license agreement related to the semi-rigid rod is eight years. Each party has the right to terminate the license agreement for material uncured breach by the other party.

Bottom-Manufactured Pedicle Screw License Agreement

In April 2007, Alphatec Spine entered into a license agreement with Roger P. Jackson, M.D. pursuant to which Alphatec Spine licensed rights to develop and commercialize certain polyaxial screw, helical flange, and proprietary instrumentation technology designed by Dr. Jackson. The polyaxial screw technology licensed by Alphatec Spine incorporates a bottom-loaded cam-capture manufacturing process and certain other proprietary technologies. Pursuant to the agreements Alphatec Spine also acquired rights to manufacture and sell a set screw that incorporates Dr. Jackson’s proprietary helical flange technology. The agreement provides that Alphatec Spine will pay royalties on net sales of products incorporating the licensed technology with quarterly payments of minimum royalties. The term of the license agreement is for as long as Alphatec Spine continues to sell products that contain the licensed technology. Each party has the right to terminate the license agreement for material uncured breach by the other party.

V-Stent License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with Stout Medical Group LP, or Stout, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize Stout’s vertebroplasty technology system and implant called the V-Stent. The V-Stent is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the agreement include an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the V-Stent; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to Stout in 2008; and a royalty payment based on net sales of the V-Stent product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

GLIF License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with JGMG Bengochea, LLC, or JGMG, that provided Alphatec Spine with an exclusive worldwide license to develop and commercialize JGMG’s guided lumbar interbody fusion system, or the GLIF system. The GLIF system is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the agreement include an issuance of our common stock to JGMG, a portion of which common stock is subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2008; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2010. The term of the license agreement on a country-by-country basis and on a product-by-product basis with respect to each licensed patent is the longer of (i) the last patent to expire that is contained in a licensed product, and (ii) 20 years. Alphatec Spine has the right to terminate the license agreement for convenience upon 30 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement with Progressive Spinal Technologies LLC, or PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients with osteoporosis or poor bone density, who are not viable candidates for procedures that use the current standard pedicle screw. The financial terms of the agreement include a cash payment payable following the execution of the agreement; development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The license agreement contains a provision that limits the number of shares that may be issued pursuant to the license agreement to less than 19.99% of our issued and outstanding common stock. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

License Agreements Executed Prior to 2007

Biomet License Agreement

In April 2003, Alphatec Spine entered into a license agreement with Biomet, Inc. This agreement allows Alphatec Spine to manufacture and commercialize certain features of its pedicle screws. The financial terms of the agreement provide that Alphatec Spine pays a royalty payment to Biomet, Inc. in connection with the sale of any product that incorporates the licensed technology. The term of the license agreement with respect to each licensed patent is the expiration date of the last patent to expire that is contained in a licensed product. Each party has the right to terminate the license agreement for material uncured breach by the other party.

Dynamic Cervical Plate License Agreement

In May 2006, Alphatec Spine entered into a license agreement with Hansen Yuan, M.D. that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize Dr. Yuan’s patented intellectual property related to a dynamic cervical plate. The financial terms of the agreement include a royalty payment based on net sales of licensed products with minimum annual royalties beginning one year after the first commercial sale of a product that incorporates the licensed technology. The term of the license agreement on a country-by-country basis and on a product-by-product basis with respect to each licensed patent is the longer of (i) the last patent to expire that is contained in a licensed product, and (ii) 10 years. Alphatec Spine has the right to terminate the license agreement for convenience upon 30 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

Trademarks

We have U.S. trademark registrations corresponding to the following marks: Alphagraft, Alphatec, Alphatec Spine design/logo, Chorus, Connect, Corlok, Cortek, C design, Cortek design/logo, Deltaloc, Dovetome, Duet, Novel, Osteocor, Polylok, Solo, Venta, and Zodiac. We currently have U.S. trademark applications pending that correspond to the following marks: Dynamo, Illico, Macer, Motion in Fusion, Novel Rima, Osteocure, Replace, Solanas, Tamarack, Trestle, and Zodiac Luxe. We also have common-law trademark rights for the following marks: Dense Cancellous, Reveal, Mirage, and ROC. We have six pending Japanese trademark registrations corresponding to the following marks: Alphatec Spine design/logo, Illico, Marco, Novel Rima, Zodiac and Zodiac Luxe. We have four pending European trademark registrations corresponding to the following marks: Alphatec Spine design/logo, Illico, Novel Rima, and Zodiac Luxe. We have three pending trademark applications in each of Switzerland and Norway corresponding to the following marks: Illico, Novel Rima, and Zodiac Luxe.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product marketing, sales and distribution; and

•	post-market surveillance, including reporting deaths or serious injuries related to products and certain product malfunctions.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or approval of a premarket approval application (PMA). Both 510(k) and PMA pathways are described below. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either Class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification or 510(k) submission. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device for which a PMA was not required, are placed in Class III, requiring premarket approval. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may ask the FDA to make a risk-based determination of the new device and reclassify it in Class I or Class II. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If it does not agree, the manufacturer will have to submit a PMA. Our current commercial products are Class II devices marketed under FDA 510(k) premarket clearance. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a device legally marketed in the U.S. for which a PMA was not required. The FDA’s goal is to review and act on each 510(k) within 90 days of submission, but it may take longer based on requests for additional information by the FDA. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our products and we will consider on a case-by-case basis whether a new 510(k) or PMA is necessary.

Premarket Approval Pathway

A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. The premarket approval application process is generally more costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

After a premarket approval application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New premarket approval applications or premarket approval application supplements are required prior to marketing for product modifications that affect the safety and efficacy of the device. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require clinical data or the convening of an advisory panel. We were not required to submit a PMA for any of our currently marketed products, but devices in development may require a PMA.

Clinical Trials

Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with FDA’s IDE regulations and international regulations concerning human subject protection. A clinical trial may be suspended by FDA or the IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of a clinical trial may not demonstrate the safety and efficacy of a device, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•

quality system regulations, which requires manufacturers, including third-party contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance controls, during all aspects of the manufacturing process and to maintain and investigate complaints;

•	labeling regulations, and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	medical device reporting obligations, which require that manufacturers submit reports to the FDA of adverse events; and

•	other post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We and our third-party manufacturers must register with the FDA as medical device manufacturers and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we and our third-party manufacturers are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system and other regulations. We believe that we are in substantial compliance with quality system regulation and other regulations.

International Device Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

Japan

In Japan, certain medical devices classified as “highly controlled” must be approved prior to importation and commercial sale by the MHLW, pursuant to the Japanese Pharmaceutical Affairs Law. Manufacturers of medical devices outside of Japan which do not operate through a Japanese entity are required to appoint a contractually bound authorized representative to directly submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy and may require that the product be tested in Japanese laboratories. After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, including administrative inspections and recommendations; recall or seizure of products; operating restrictions, including partial suspension or total shut down of marketing activity in Japan; withdrawal of product approvals; and criminal prosecution by a public prosecutor, including criminal fines and/or imprisonment.

Our devices fall into the “highly controlled” medical device category. Currently, MHLW review times for our device applications range from one year if clinical data is not required, to up to two years if clinical data is required. The review times for our products are expected to be reduced to six months and one year, respectively, and we expect application fees to be reduced as new approval screening standards are established by the MHLW, which has delegated responsibility for these review functions to the Japanese Pharmaceuticals and Medical Devices Agency, for various medical device categories. Currently, the MHLW is working with trade organizations such as AdvaMed, and MHLW may adopt similar standards. To date, the MHLW has not released any new standards for spinal implants.

European Union

The European Union, which consists of 27 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied.

Environmental Matters

Our facilities and operations are subject to extensive federal, state, and local environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

Compliance with Fraud and Abuse Laws and Other Applicable Statutes

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false or fraudulent claim to, or the knowing use of false statements to obtain payment from, the federal government. Private suits filed under the False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim and may be subject to exclusion from Medicare, Medicaid and other federal healthcare programs. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Health Insurance Portability and Accountability Act, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and in similar sanctions.

For example, in September 2007, the U.S. Attorney for the District of New Jersey announced settlements with five of the largest manufacturers of hip and knee implant devices. According to the U.S. Attorney, these five manufacturers account for approximately 95 percent of the hip and knee surgical implant market and routinely used consulting agreements that required surgeons to perform little or no work in violation of the anti-kickback statute as a means to get surgeons to exclusively use the companies’ products. The companies paid $310 million to settle criminal and civil liability and entered in Deferred Prosecution Agreements, or DPAs, and Corporate Integrity Agreements, or CIAs. Under the DPAs, the companies avoided criminal charges in return for agreeing to have their business practices subject to federal monitoring for a period of 18 months. The DPAs and CIAs also require significant reforms in the companies’ business practices.

If any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

Third-Party Reimbursement

In the U.S., healthcare providers generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and pay for all or part of the cost of a spine surgery in which our medical devices are used. We expect that sales volumes and prices of our products will depend in large part on the continued availability of reimbursement from such third-party payors. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Particularly in the U.S., third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.

Medicare reimbursement policies are developed by the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, and its contractors. CMS establishes Medicare reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Medicare payment rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures in which our products are used.

Internationally, healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before covering our products. It is our intent to complete the requisite clinical studies and obtain coverage in countries where it makes economic sense to do so.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures using our products. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for procedures using our products or our ability to sell our products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2007, we had 263 employees worldwide in the following areas: sales, surgeon services, marketing, product development, manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. Complementing our employees are our approximately 71 independent distributors, which we believe employ 180 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by a labor union or is subject to any collective bargaining agreement.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of such risks or the risks described below occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

We continue to experience rapid growth in, and we will continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which our products are sold. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a material adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. Any failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

We may not be successful in manufacturing products at the levels required to meet future market demand.

We are seeking to rapidly grow sales of our products and if we are successful, such growth may strain our ability to manufacture an increasingly large supply of our products. We have never produced products in quantities significantly in excess of our current production levels. Manufacturers regularly experience difficulties in scaling up production and we may face such difficulties in increasing our production levels. Moreover, we may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. Our failure to produce products of satisfactory quality or in sufficient quantities could hurt our reputation, cause hospitals, surgeons or distributors to cancel orders or refrain from placing new orders for our products and reduce or slow growth of sales of our products. Increases in our production volume also could make it harder for us to maintain control over expenses, manage our relationships with our suppliers, maintain good relations with our employees or otherwise manage our business.

We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2007, approximately 60% of U.S. spine fusion product revenues were generated by Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc., Depuy, Inc., a subsidiary of Johnson & Johnson, and Synthes, Inc. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our Zodiac polyaxial pedicle screws represented approximately 36.3% and 34.3% of our net sales for 2006 and for 2007, respectively. A decline in sales of these screws, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these screws, or otherwise, would have a material adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screws is licensed to us. The loss of such license would prevent us from manufacturing, marketing and selling our Zodiac polyaxial pedicle screws and other future products that may incorporate such technology, which would have a material adverse effect on our business, financial condition and results of operations.

To be commercially successful, we must convince the spine surgeon community that our products are an attractive alternative to our competitors’ products. If the spine surgeon community does not use our products, our sales will decline and we will be unable to increase our sales and profits.

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

In the U.S., we currently sell our products primarily through a network of approximately 71 independent distributors and 34 direct sales representatives and executives, 16 of whom sell our products in the U.S., 16 of whom sell our products in Japan and two of whom sell our products in Hong Kong. We pay our independent distributors a commission based on their product placements and sales. Certain of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, polyetheretherketone, or PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is still currently the only company approved to distribute PEEK in the U.S. for use in implantable devices. During 2006 and 2007, 15.9% and 19.7% of our revenues, respectively, were derived from products manufactured using PEEK.

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

The demand for our products and the prices at which customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.

Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the U.S., healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the use of our products. While our currently marketed products are eligible for reimbursement in the U.S., if surgical procedures utilizing our products are performed on an outpatient basis, it is possible that private payors may no longer provide reimbursement for our products without further supporting data on our procedure. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a significant adverse effect on our business. Additionally, third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

With respect to coverage and reimbursement outside of the U.S., reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months, or longer. Many international markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. Reimbursement in international markets may require us to undertake country-specific reimbursement activities, including additional clinical studies, which could be time consuming, expensive and may not yield acceptable reimbursement rates.

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. These cost- control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the U.S. or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures that healthcare providers are instituting both in the U.S. and internationally could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

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

The regulations to which we are subject to are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant and sales of our products in foreign countries are subject to rigorous foreign regulations. We rely on Alphatec Pacific, Inc. with respect to compliance with Japanese regulations. In Hong Kong, the only other country where we currently sell products, we have an internal sales force that sells our products in compliance with local regulations. As we begin selling products in Europe we will need to ensure that all sales are made in accordance with applicable local regulations. Any failure to comply with applicable regulations could result in restrictions on the sale of our products in foreign countries.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarketing review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

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

Our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. Accordingly, we intend to pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could be expensive and time consuming, disrupt our ongoing business and distract management. If we are unable to integrate any future acquired businesses, products or technologies effectively, our business, financial condition and results of operations will be materially adversely affected. For example, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize significant amounts of expenses, including non-cash acquisition costs, and acquired assets.

Our future revenue growth depends to a significant extent on our ability to expand in the Japanese and European markets. If our revenue growth is slower than expected in these markets, our future revenue targets may not be achieved.

We believe that many of the primary barriers to success in the market for spinal products in Japan and Europe are similar to those in the U.S., including the challenges of increasing market penetration, expanding the size and quality of each region’s sales force and obtaining regulatory approval for products. There can be no assurance, however, that we will achieve expected revenue growth in these markets. If we experience slower than expected revenue growth in these markets, our revenues from our overseas businesses may not increase as anticipated, making it more difficult for us to achieve our future revenue growth targets.

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

Our products and related capital instruments may become obsolete prior to the end of their anticipated useful lives.

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

Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. The Chairman of our Board of Directors, Mortimer Berkowitz III, has obligations outside Alphatec Holdings, including those arising in his capacity as a Managing Member of HGP, LLC, the General Partner of (with a 20% profits interest in) HealthpointCapital, a private equity fund focused on the worldwide musculoskeletal sector, specifically orthopedics and dental, and the President, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC, a research-based private equity firm exclusively focused on the musculoskeletal sector, specifically orthopedics and dental, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. Mr. Berkowitz is also a member of the Board of Directors of Scient’x S.A. In addition, we have experienced significant turnover in our senior management team in recent years. While we have succession plans in place and have entered into employment agreements with all members of our senior management team, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial conditions and results of operations.

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

We currently conduct the majority of our development, manufacturing and management activities in Carlsbad, California near known wildfire areas and earthquake fault zones. We have taken precautions to safeguard our facilities, including obtaining property and casualty insurance, and implementing health and safety protocols. We store computer data offsite and have developed an Information Technology disaster recovery plan. We expect to test the disaster recovery plan by the third quarter of 2008. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain against earthquakes, fires, and other natural disasters would not be adequate to cover a total loss of our manufacturing facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

Alphatec Holdings is a holding company with no operations, and unless it receives dividends or other payments from Alphatec Spine, Inc., it will be unable to fulfill its cash obligations.

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future), dividends and other payments received from time to time from Alphatec Spine or such subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Spine is legally distinct from Alphatec Holdings and has no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future) to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by Alphatec Spine in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account Alphatec Spine’s funding requirements, the terms of Alphatec Spine’s indebtedness and applicable state laws. Alphatec Spine’s current credit facilities from Merrill Lynch and General Electric Capital Corporation prohibit Alphatec Spine from declaring or paying dividends, other than dividends payable in capital stock, during the term of the facilities.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its secured credit facilities, will be sufficient to fund our projected operating requirements through January 1, 2009. In October 2007, we entered into a credit agreement with Merrill Lynch to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million, or the Loan. The note bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine.

The Loan is secured by a pledge of substantially all currently existing and after-acquired property of Alphatec Spine and us, including all proceeds and products therefrom. The Merrill Lynch Credit Agreement excludes from the collateral (i) any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and (ii) any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Merrill Lynch Credit Agreement contains a covenant in which both Alphatec Spine and we have agreed not to place any lien on such assets without Merrill Lynch’s consent. On December 31, 2007, there were no outstanding borrowings under this Loan.

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

Our operations outside of the U.S. are primarily in Japan, although in 2008 we also plan to begin selling our products in Europe. Certain risks are inherent in international operations, including:

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

If we continue to expand our business outside of the U.S., our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new Proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements are creating uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and will make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.

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

In our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K, our management may not be able to conclude that we have effective disclosure controls and procedures, and we or our independent registered public accounting firm may not be able to conclude that we have effective internal controls over financial reporting. We are also exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are subject to the reporting requirements of the Exchange Act that require us to file, among other things, quarterly reports on Form 10-Q and annual reports on Form 10-K. Under Section 302 of the Sarbanes-Oxley Act, as a part of each of these reports, our Chief Executive Officer and Chief Financial Officer are required to evaluate and report their conclusions regarding the effectiveness of our disclosure controls and procedures and to certify that they have done so. In addition, under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in our Form 10-K and the independent registered public accounting firm auditing our financial statements will be required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This requirement is applicable for the first time for this Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

We have evaluated our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We have performed the system and process evaluation, testing and any necessary remediation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Accounting methods and policies, including policies regarding expensing stock options, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. For example, effective January 1, 2006, we adopted the Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, or SFAS 123(R), which requires all public companies to treat the fair value of stock options granted to employees as an expense effective as of the beginning of the first fiscal year commencing after June 15, 2005. Due to this change, we have changed our accounting policy to record expense for the fair value of stock options granted in 2006 and 2007, and as a result our operating expenses have increased. Through our compensation plan, we rely on grants of stock options and restricted stock to compensate existing employees and attract new employees. Since we currently are required to expense stock options granted on or after January 1, 2006, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options or if we continue to issue restricted shares, our reported income would decrease. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to our interpretations of accounting methods or policies in the future may require us to adversely revise how our financial statements are prepared.

A portion of our revenues and expenditures is subject to exchange rate fluctuations that could adversely affect our reported results of operations.

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, although in 2008 we plan on initiating the sale of our products in Europe. Sales of our products in a foreign country may require payments in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to fall relative to the Japanese Yen, then our reported revenues would increase when we convert the higher valued foreign currency into U.S. dollars. If the value of the U.S. dollar were to increase in relation to the Japanese Yen, then there would be a negative effect on the value of our sales in Japan to the extent our revenues in Japanese Yen are in excess of our Japanese Yen costs at the time that we converted amounts to U.S. dollars in connection with the preparation of our financial statements. We do not currently engage in hedging or similar transactions to reduce these risks.

Risks Related to Our Intellectual Property and Potential Litigation

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, we cannot assure you that any of our pending patent applications will result in the issuance of patents to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing and selling related products. In addition, our pending patent applications include claims to aspects of our products and procedures that are not currently protected by issued patents.

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

In addition, we hold licenses with third parties to utilize certain technologies useful in the design and manufacturing of some of our products, including our Zodiac polyaxial pedicle screws, which represented approximately 36.3% and 34.3% of our net sales for 2006 and 2007, respectively. The loss of such licenses could prevent us from manufacturing, marketing and selling these products, which would have a material adverse effect on our business, financial condition and results of operations.

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

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc., or DePuy, filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleges infringement of U.S. Patent No. 5,207,678, or the 678 Patent, owned by Biedermann Motech and exclusively licensed to DePuy in the U.S. The 678 Patent expires in July 2010. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. On July 21, 2006, the plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Alphatec Spine from making, using, and selling Alphatec Spine’s Zodiac and Solanas products pending trial. Alphatec Spine opposed this motion, which was denied by the Court on October 26, 2006. On January 12, 2007, Alphatec Spine filed a motion for summary judgment that its products do not infringe this patent. The plaintiffs filed a cross motion for partial summary judgment that the accused Zodiac and Solanas products include one element of the asserted patent claims. Alphatec Spine’s summary judgment motion was denied. On March 29, 2007, the Court ruled against Alphatec Spine and issued a claim construction order on one element of the asserted patent claim. In June 2007, the U.S. Patent and Trademark office decided to reexamine the 678 Patent following a request for reexamination that was made by a third party. In another case initiated by DePuy involving the alleged infringement of the 678 Patent by a spine company, the U.S. District Court for the Central District of California issued an order dated December 7, 2007 that granted DePuy’s motion for reconsideration regarding the Court’s prior invalidation of five of the seven claims of the 678 Patent. The Court has set a deadline of February 2008 for both parties to submit all briefs related to such reconsideration, which deadline has been extended to April 2008. Given that our Zodiac and Solanas products constitute a significant portion of our revenues, an adverse outcome in this suit would have a material adverse effect on our business, financial conditions and results of operations.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine brought a motion to compel arbitration of the claimant surgeons’ claims and is currently appealing the Court’s denial of the motion. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

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

We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, and could face substantial penalties if we are unable to fully comply with such laws.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

•

the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•

federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

For example, in September 2007, the U.S. Attorney for the District of New Jersey announced settlements with five of the largest manufacturers of hip and knee implant devices. According to the U.S. Attorney, these five manufacturers account for approximately 95 percent of the hip and knee surgical implant market and routinely used consulting agreements that required surgeons to perform little or no work in violation of the anti-kickback statute as a means to get surgeons to exclusively use the companies’ products. The companies paid $310 million to settle criminal and civil liability and entered in Deferred Prosecution Agreements, or DPAs, and Corporate Integrity Agreements, or CIAs. Under the DPAs, the companies avoided criminal charges in return for agreeing to have their business practices subject to federal monitoring for a period of 18 months. The DPAs and CIAs also require significant reforms in the companies’ business practices.

If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the Courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Risks Related to Our Common Stock

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

Based on shares outstanding at December 31, 2007, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 43.9% of our outstanding common stock. As a result, these persons will have the ability to significantly impact the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing our change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders; or

•	reducing our public float held by non-affiliates.

Certain members of our Board of Directors also serve as officers and directors of HealthpointCapital, its affiliates and other portfolio companies, some of which are in competition with us.

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of December 31, 2007, HealthpointCapital owns approximately 35.0% of our outstanding common stock. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. For example, HealthpointCapital owns a majority interest in the spinal implant company Scient’x, one of our competitors. The Chairman of our Board of Directors, Mortimer Berkowitz III, is a Managing Member of HGP, LLC, the General Partner of (with a 20% profits interest in) HealthpointCapital and the President, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. John H. Foster, a member of our Board of Directors, is a Managing Member of HGP, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital, HealthpointCapital, LLC, HGP, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Messrs. Berkowitz, Foster and Molson are members of the Board of Directors of either Scient’x or an affiliate of Scient’x.

Our Chairman, Mortimer Berkowitz III, has a less than 1% direct capital interest in HealthpointCapital, a 24.4% direct interest in HGP, LLC and a 30.5% direct and beneficial interest in HealthpointCapital, LLC. Our director, John H. Foster, has a 3.2% beneficial capital interest in HealthpointCapital, a 36.6% direct interest in HGP, LLC and a 42.7% direct and beneficial interest in HealthpointCapital, LLC. Our director, R. Ian Molson, has a less than 1% direct capital interest in HealthpointCapital and a 2.1% direct interest in HealthpointCapital, LLC. Our director, Stephen E. O’Neil, has a 1.4% direct interest in HealthpointCapital, LLC.

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

Anti-takeover provisions in our organizational documents and change of control provisions in some of our employment agreements and agreements with distributors, and in some of our outstanding debt agreements, as well as the terms of our new redeemable preferred stock, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely.

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

In addition, in the event of a change of control, we would be required to redeem all outstanding shares of our new redeemable preferred stock for an aggregate of $29.9 million, at the price of $9.00 per share. Further, our amended and restated certificate of incorporation permits us to issue additional shares of preferred stock. The terms of our new redeemable preferred stock or any new preferred stock we may issue could have the effect of delaying, deterring or preventing a change in control.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•

our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends in the treatment of spine disorders, including without limitation the aging spine market;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our potential need to raise additional financing;

•	our ability to control our costs, achieve profitability and the potential need to raise additional funding;

•	our ability to successfully develop, commercialize and introduce new products into the market, and the acceptance of such products;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks and obtain and maintain the necessary approvals to sell our products in Japan and Europe;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A—Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

We have not received from the SEC any written comments that have not been resolved regarding our filings under the Exchange Act.

Item 2.	Properties

Our corporate office and our manufacturing facilities are located in Carlsbad, California. The table below provides selected information regarding our current material operating locations, all of which are leased.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters	19,000	July 2008

Carlsbad, California	Product design and manufacturing	21,592	March 2009

Carlsbad, California	Product design and manufacturing	3,367	November 2008

Carlsbad, California	Product design and manufacturing	10,080	October 2008

In the first quarter of 2008 we entered into two new leases for adjacent operating locations in Carlsbad, California. We plan to begin consolidating all of our operations into such locations in the third quarter of 2008. We believe that by consolidating our operations into two adjacent locations all of our corporate functions will be more efficient. The table below provides selected information regarding such locations:

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	January 31, 2016

Carlsbad, California	Product design and manufacturing	73,480	January 31, 2017

Item 3.	Legal Proceedings

Litigation

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc., or DePuy, filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleges infringement of U.S. Patent No. 5,207,678, or the 678 Patent, owned by Biedermann Motech and exclusively licensed to DePuy in the U.S. The 678 Patent expires in July 2010. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. On July 21, 2006, the plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Alphatec Spine from making, using, and selling Alphatec Spine’s Zodiac and Solanas products pending trial. Alphatec Spine opposed this motion, which was denied by the Court on October 26, 2006. On January 12, 2007, Alphatec Spine filed a motion for summary judgment that its products do not infringe this patent. The plaintiffs filed a cross motion for partial summary judgment that the accused Zodiac and Solanas products include one element of the asserted patent claims. Alphatec Spine’s summary judgment motion was denied. On March 29, 2007, the Court ruled against Alphatec Spine and issued a claim construction order on one element of the asserted patent claim. In June 2007, the U.S. Patent and Trademark office decided to reexamine the 678 Patent following a request for reexamination that was made by a third party. In another case initiated by DePuy involving the alleged infringement of the 678 Patent by a spine company, the U.S. District Court for the Central District of California issued an order dated December 7, 2007 that granted DePuy’s motion for reconsideration regarding the Court’s prior invalidation of five of the seven claims of the 678 Patent. The Court has set a deadline of February 2008 for both parties to submit all briefs related to such reconsideration, which deadline has been extended to April 2008. Given that our Zodiac and Solanas products constitute a significant portion of our revenues, an adverse outcome in this suit would have a material adverse effect on our business, financial conditions and results of operations.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine brought a motion to compel arbitration of the claimant surgeons’ claims and is currently appealing the Court’s denial of the motion. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007, through the solicitation of proxies or otherwise. The date and place for our annual meeting of stockholders and matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to our annual meeting.

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

Year ended December 31, 2007	High	Low
First quarter	$5.00	$3.53
Second quarter	4.29	3.29
Third quarter	4.27	3.42
Fourth quarter	5.25	3.51

Year ended December 31, 2006	High	Low
Second quarter (beginning June 2, 2006)	$8.98	$6.30
Third quarter	6.64	4.74
Fourth quarter	4.75	2.77

Stockholders

As of February 29, 2008, there were approximately 216 holders of record of an aggregate 47,178,627 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Purchases of Equity

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. During the year ended December 31, 2007, we repurchased 464,839 shares at a weighted-average price per share of $0.0002.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to us for each of the five years in the period ended December 31, 2007. The selected consolidated financial data for each of the five years in the period ended December 31, 2007 set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor	Successor	Combined	Successor (1)	Predecessor (1)	Predecessor (1)	Predecessor (1)
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004	Year ended December 31, 2003
	(In thousands, except per share amounts)
Revenues	$80,031	$74,005	$42,326	$36,276	$6,050	$17,821	$10,891
Cost of revenues	29,824	25,700	17,722	16,040	1,682	5,460	3,703

Gross profit	50,207	48,305	24,604	20,236	4,368	12,361	7,188
Operating expenses:
Research and development	6,360	3,589	967	751	216	1,177	521
In-process research and development	9,344	—	3,100	3,100	—	—	—
Sales and marketing	29,939	33,099	18,068	15,031	3,037	5,064	3,640
General and administrative	24,250	33,731	17,512	15,321	2,191	5,942	3,570

Total operating expenses	69,893	70,419	39,647	34,203	5,444	12,183	7,731

Operating income (loss)	(19,686)	(22,114)	(15,043)	(13,967)	(1,076)	178	(543)
Other income (expense):
Interest income	793	701	129	129	—	—	—
Interest expense	(868)	(2,128)	(2,058)	(1,942)	(116)	(312)	(280)
Failed acquisition costs	—	(1,967)	—	—	—	—	—
Other income (expense), net	149	(38)	(119)	(124)	5	739	30

Total other income (expense)	74	(3,432)	(2,048)	(1,937)	(111)	427	(250)

Income (loss) before tax	(19,612)	(25,546)	(17,091)	(15,904)	(1,187)	605	(793)
Income tax (benefit) provision	590	270	(3,037)	(3,039)	2	96	41

Net income (loss)	(20,202)	(25,816)	(14,054)	(12,865)	(1,189)	509	(834)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(3,450)	(7,601)	(7,601)	—	—	—

Net income (loss) available to common stockholders	$(20,202)	$(29,266)	$(21,655)	$(20,466)	$(1,189)	$509	$(834)

Net income (loss) per common share:
Basic	$(0.54)	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.06	$(0.09)

Diluted	$(0.54)	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.05	$(0.09)

Weighted-average shares used in computing net income (loss) per share:
Basic	37,283	27,238	18,201	18,201	9,211	9,179	9,298

Diluted	37,283	27,238	18,201	18,201	9,211	9,620	9,298

Note:

(1)	See Note 1 of the Notes to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the Successor and Predecessor.

	As of December 31,
	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$25,843	$16,943	$2,180
Working capital	39,802	24,108	4,249
Total assets	147,240	129,277	109,139
Long-term debt, less current portion	1,954	3,111	1,728
Note payable to related party, less current portion	—	—	781
Redeemable convertible preferred, Rolling common and Series C common stock	—	—	99,413
New Redeemable preferred stock and common stock	23,612	23,703	—
Total stockholders’ equity (deficit)	94,850	74,996	(19,257)

Note:	The balance sheet data of the Predecessor at December 31, 2004 and 2003 is not presented because it is on a different basis of accounting and is not considered meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A -Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, motion preservation, vertebral compression fracture, and osteoporotic bone markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder implants, which is estimated to be more than $7.0 billion in revenue in 2007 and is expected to grow at approximately 15% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our currently marketed implants have been cleared by the U.S. Food and Drug Administration, or the FDA, and these products have been used in over 7,500 and 8,600 spine disorder surgeries in 2006 and 2007, respectively. In addition to our U.S. operations, we also market a range of spine and orthopedic products in Japan through our subsidiary, Alphatec Pacific, Inc., or Alphatec Pacific, and in 2008 we plan to begin selling our products in Europe.

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc., or Alphatec Spine, formerly Alphatec Manufacturing, Inc., a company that was engaged in the development, manufacturing and sale of medical devices for use in spinal surgeries.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the twelve months ended December 31, 2007 and December 31, 2006, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

In May 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan, or the JOM Predecessor, a medical device distributor. In the third quarter of 2007, JOM Predecessor changed its name to Japan Ortho Medical.

In 2007, as part of our product development strategy, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders. Through December 31, 2007, we licensed approximately 29 patent and patent applications from third parties. A discussion of our license agreements may be found in “Item 1—Business-Intellectual Property” included elsewhere in this Annual Report on Form 10-K.

To assist us in evaluating our product development strategy, we regularly monitor long-term technology trends in the spinal implant industry. Additionally, we consider the information obtained from discussions with the surgeon community in connection with the demand for our products, including potential new product launches. We also use this information to help determine our competitive position in the spinal implant industry and the capacity requirements of our manufacturing facility.

Our management also considers several variables associated with the ongoing operations of our business, including surgeon and market demand, product life cycle, scheduled manufacturing, purchasing activity, inventory levels, head count, and expenses related to research and development. We are currently focused on increasing the size and effectiveness of our sales force, marketing activities, research and development efforts, inventory management, management team and corporate infrastructure.

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

	Successor	Successor	Combined	Successor (1)	Predecessor (1)	Predecessor (1)	Predecessor (1)
	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.3	34.7	41.9	44.2	27.8	30.6	34.0

Gross profit	62.7	65.3	58.1	55.8	72.2	69.4	66.0
Operating expenses:
Research and development	7.9	4.8	2.3	2.1	3.6	6.6	4.8
In-process research and development	11.7	—	7.3	8.5	—	—	—
Sales and marketing	37.4	44.7	42.7	41.4	50.2	28.4	33.4
General and administrative	30.3	45.6	41.4	42.2	36.2	33.3	32.8

Total operating expenses	87.3	95.1	93.7	94.2	90.0	68.3	71.0

Operating income (loss)	(24.6)	(29.8)	(35.6)	(38.4)	(17.8)	1.1	(5.0)

Other income (expense):
Interest income	1.0	0.9	0.3	0.4	—	—	—
Interest expense	(1.1)	(2.9)	(4.9)	(5.4)	(1.9)	(1.8)	(2.6)
Failed acquisition costs	—	(2.6)	—	—	—	—	—
Other income (expense), net	0.2	(0.1)	(0.3)	(0.3)	0.1	4.1	0.3

Total other income (expense)	0.1	(4.7)	(4.9)	(5.3)	(1.8)	2.3	(2.3)

Income (loss) before tax	(24.5)	(34.5)	(40.5)	(43.7)	(19.6)	3.4	(7.3)
Income tax (benefit) provision	0.7	0.4	(7.2)	(8.4)	—	0.5	0.4

Net income (loss)	(25.2)	(34.9)	(33.3)	(35.3)	(19.6)	2.9	(7.7)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(4.7)	(18.0)	(21.0)	—	—	—

Net income (loss) available to common stockholders	(25.2)%	(39.6)%	(51.3)%	(56.3)%	(19.6)%	2.9%	(7.7)%

Note:

(1)	See Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the Successor and Predecessor.

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, rods, spinal spacers, plates and biologics. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. Our revenues in the U.S. are solely generated from spinal surgery products. In Japan, where orthopedic trauma surgeons also perform most spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine fusion products. We plan on only selling products for the treatment of spinal disorders in Europe.

Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture the majority of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. The majority of our royalties relate to payments under the 555 License Agreement with Biomet. Amortization of purchased intangibles consists of amortization of developed product technology that we purchased in our acquisition of Alphatec Spine. Purchased developed product technology represents the proprietary knowledge that was technologically feasible on March 18, 2005, the date of acquisition, and includes all fully functioning products at that date. We amortize the developed product technology over five years. Amortization of purchased intangibles also include licenses purchased from third parties and are amortized over eight years.

Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board and surgeon consultants.

In-process research and development. In-process research and development expense consists of acquired research and development assets that were not technologically feasible on the date acquired, and had no alternative future use at that date.

Sales and marketing. Our sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional services and fees paid for external service providers, and travel, trade show and marketing costs.

General and administrative. Our general and administrative expense consists primarily of salaries and related employee benefits, professional services and fees paid for external service providers, travel, legal, and other costs associated with being a public company.

Other income (expense), net. Other income (expense), net primarily consists of interest expense, the change in fair value of the Alphatec Pacific put right, and amortization of the related debt issuance costs.

Income tax (benefit) provision. The income tax (benefit) expense for 2007 and 2006 consisted primarily of foreign and U.S. income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All of redeemable convertible preferred stock, Rolling common and Series C common stock were converted into a combination common stock and new redeemable preferred stock at the closing of our initial public offering on June 2, 2006.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues. Revenues increased $6.0 million, or 8.1%, to $80.0 million for fiscal year ended 2007 from $74.0 million for fiscal year ended 2006. U.S. revenues increased $6.1 million primarily due to increased sales of our Zodiac, Novel, Trestle, and Solanas product lines. Asia revenues decreased $0.1 million from fiscal year ended 2006 primarily due to the planned reduction of non-spine revenue of $4.2 million, partially offset by the Japan Ortho Medical acquisition in May 2007 of $3.2 million, increased spine revenue of $0.8 million, and increased revenues in Hong Kong of $0.1 million.

Cost of revenues. Cost of revenues increased $4.1 million, or 16.0%, to $29.8 million for fiscal year ended 2007 from $25.7 million for fiscal year ended 2006. The increase in cost of revenues was due to unfavorable production variances, inventory write-offs and scrap of $1.7 million, increased sales volume of $1.6 million, additional instrument depreciation due to higher capital levels of surgical instrument sets of $1.5 million, higher royalties due to product mix of $0.5 million, and higher amortization of intangibles due the Scient’x license agreements of $0.3 million. These cost increases were partially offset by lower excess and obsolete inventory provisions of $1.5 million.

Gross profit. Gross profit increased $1.9 million, or 3.9%, to $50.2 million in fiscal year ended 2007 from $48.3 million in fiscal year ended 2006. Gross profit of 62.7% of revenues in fiscal year ended 2007 decreased 2.6 percentage points from 2006. The 2.6 percentage point decrease was primarily due to unfavorable production variances, inventory write-offs and scrap of 1.9 percentage points, higher instrument depreciation of 1.6 percentage points, lower product margins of 0.9 percentage points, and higher royalty expenses of 0.3 percentage points, partially offset by lower excess and obsolescence inventory charges of 2.1 percentage points.

Research and development. Research and development expenses increased $2.8 million to $6.4 million for fiscal year ended 2007, from $3.6 million in fiscal year ended 2006. The expense increases were primarily due to increases in compensation expenses of $1.4 million due to increased headcount, an increase in consulting expenses of $0.7 million to support the new product introductions, and an increase in lab supplies, project materials and equipment expenses of $0.7 million to support new development. As a percentage of revenues, research and development increased to 7.9% for fiscal year ended 2007, from 4.8% for fiscal year ended 2006.

In-process research and development. In-process research and development expenses increased $9.3 million in fiscal year ended 2007 from $0 in fiscal year ended 2006. This increase was due to the acquisition costs of exclusive licenses for the technology related to the GLIF of $2.3 million, the V-Stent of $5.0 million and the OsseoScrew of $2.0 million. Pursuant to the GLIF license agreement, we issued 750,000 shares of our common stock to the licensor. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since these products are still in development, the cash and stock payments were expensed for $9.3 million.

Sales and marketing. Sales and marketing expenses decreased $3.2 million to $29.9 million for fiscal year ended 2007, from $33.1 million for fiscal year ended 2006. The decrease was due to lower compensation expenses of $1.9 million, lower stock-based compensation expense of $1.1 million, a reduction of consulting expenses of $0.6 million, lower expenses related to travel and meetings of $0.7 million, and additional lower expenditures of $0.3 million. These costs reductions were partially offset by higher commission expense due to the higher U.S. sales of $1.4 million.

General and administrative. General and administrative expenses decreased $9.5 million to $24.2 million for fiscal year ended 2007 from $33.7 million for fiscal year ended 2006. The decrease in general and administrative expenses was due to lower severance costs of $5.3 million, a severance reversal following a settlement agreement involving prior senior executives of $2.5 million, an IPO-related bonus of $1.6 million that was paid in 2006 and not paid in 2007, lower stock-based compensation expense primarily due to adjusting the forfeiture rate in the first half of 2007 of $1.4 million, and lower compensation and bonuses expense of $1.4 million. These decreased expenses were partially offset by an increase in legal expenses of $1.2 million, higher professional services expenses of $1.0 million, and expenses related to the shutdown of our Massachusetts biologics distribution center of $0.5 million.

Other income (expense), net. Other income (expense), net increased $3.5 million to $0.1 million for fiscal year ended 2007 from ($3.4) million for fiscal year ended 2006. We recorded net other expense of $3.4 million in fiscal year ended 2006, primarily attributable to $2.0 million in costs associated with the unsuccessful acquisition of Scient’x, and $1.3 million of interest expense accrued to accrete the value of Mr. Yoshimi’s put right to its fair value.

Income tax (benefit) provision. Income tax (benefit) provision increased $0.3 million to $0.6 million for fiscal year ended 2007 from $0.3 million for fiscal year ended 2006. We recorded income tax expense of $0.6 million for fiscal year ended 2007, primarily attributable to U.S. operations of $0.4 million and foreign income taxes of $0.2 million with the tax effect of changes in deferred tax liabilities associated with goodwill that is amortizable for tax purposes.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005 (Combined Predecessor and Successor)

Revenues. Revenues increased $31.7 million, or 74.8%, to $74.0 million for fiscal year ended 2006 from $42.3 million for fiscal year ended 2005. Of this increase, $21.9 million was attributable to continued surgeon adoption of our spine products and expansion of our distribution network in the U.S., $7.8 million was attributable to the incremental sales from the acquisition of Ishibe by Alphatec Pacific in the fourth quarter of 2005, and $2.0 million was attributable to growth in Alphatec Pacific revenues.

Cost of revenues. Cost of revenues increased $8.0 million, or 45.0%, to $25.7 million for fiscal year ended 2006 from $17.7 million for fiscal year ended 2005. The increase in cost of revenues was primarily in product costs of $7.0 million, which consisted of increased sales of products of $6.8 million and additional instrument depreciation of $1.5 million due to higher capital levels of surgical instruments, which was offset by the $1.3 million expense related to the step-up in basis of acquired inventories that was incurred in 2005. Royalties increased to $3.0 million in fiscal year ended 2006, from $2.7 million in fiscal year ended 2005. The increase in royalties resulted primarily from increased sales of royalty bearing products, particularly our Zodiac screw. Furthermore, purchased intangible amortization increased by $0.7 million due to the full year of amortization in 2006.

Gross profit. Gross profit increased $23.7 million, or 96.3%, to $48.3 million for fiscal year ended 2006, from $24.6 million for fiscal year ended 2005. Gross profit of 65.3% of revenues for fiscal year ended 2006 increased 7.2 percentage points from 58.1% in fiscal year ended 2005. The 7.2 percentage point increase is comprised of a 3.0 percentage point increase associated with the $1.3 million expense related to the increase in basis of acquired inventories that occurred in 2005, 2.4 percentage points related to increased royalties due to the mix of sales, 1.2 percentage points associated with the amortization of purchased intangibles over a larger revenue base and 0.6 percentage improvement in our manufacturing operations.

Research and development. Research and development expenses increased $2.6 million to $3.6 million for fiscal year ended 2006, from $1.0 million for fiscal year ended 2005. The expense increases were primarily due to increases in compensation expenses of $1.2 million, primarily due to the increase in hiring to support our product development, and increases in lab supplies and equipment expenses of $0.7 million to support the development of new products, and increases in stock-based compensation expense of $0.3 million, as a result of the adoption of SFAS 123(R). As a percentage of revenues, research and development increased to 4.8% for fiscal year ended 2006, from 2.3% in fiscal year ended 2005.

In-process research and development. In-process research and development expenses decreased $3.1 million to $0 for fiscal year ended 2006, from $3.1 million for fiscal year ended 2005. This decrease primarily resulted from the $3.1 million accounting charge associated with purchased in-process research and development related to our acquisition of Alphatec Spine in March 2005.

Sales and marketing. Sales and marketing expenses increased $15.0 million to $33.1 million for fiscal year ended 2006, from $18.1 million for fiscal year ended 2005. The increase was primarily due to an increase in sales commissions of $7.3 million related to increased sales volume, an increase of $3.9 million in employee compensation and benefits, $0.3 million increase in stock-based compensation expense as a result of the adoption of SFAS 123(R), and a $1.0 million increase in travel and entertainment expenses. As a percentage of revenues, sales and marketing expenses increased to 44.7% for fiscal year ended 2006 from 42.7% for fiscal year ended 2005.

General and administrative. General and administrative expenses increased $16.2 million to $33.7 million in fiscal year ended 2006, from $17.5 million for fiscal year ended 2005. The increase was primarily due to our incurring $6.5 million in expenses associated with our senior management reorganization that included $3.7 million in stock-based compensation expense, as a result of the adoption of SFAS 123(R) and $2.8 million in compensation expense, $3.5 million due to the Japan acquisitions, $2.3 million in legal fees, $1.6 million in an IPO-related bonus, $0.6 million in employee compensation and benefits and related costs and $0.6 million in stock-based compensation. As a percentage of revenues, general and administrative expenses increased to 45.6% for fiscal year ended 2006 from 41.4% for fiscal year ended 2005.

Other income (expense), net. Other income (expense), net decreased $1.4 million to ($3.4) million for fiscal year ended 2006, from ($2.0) million for fiscal year ended 2005. The decrease was primarily attributable to $2.0 million in costs associated with the unsuccessful acquisition of Sceint’x and $0.2 million of interest expense, offset by $0.6 million of interest income generated by proceeds of the IPO and a $0.2 million decrease in interest expense recorded to accrete the value of Mr. Yoshimi’s put right to its fair value.

Income tax provision (benefit). We recorded income tax expense of $0.3 million for fiscal year ended 2006, primarily attributable to foreign income taxes and the tax effect of changes in deferred tax liabilities associated with goodwill that was amortizable for tax purposes. We recorded an income tax benefit of $3.0 million for fiscal 2005, primarily attributable to net losses offset by certain non-deductible expenses including in-process research and development, certain stock-based compensation and interest expenses resulting from the change in the fair market value of Mr. Yoshimi’s put right.

Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and bank borrowings. Principal uses of cash have included cash used in operations, acquisitions, acquisition of intellectual property rights, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, together with the net proceeds our secondary public offering, revenues from our operations, and Alphatec Spine’s ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements for at least through January 1, 2009. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Initial Public Offering (IPO)

In June 2006, we raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00. Of this amount, we paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related costs. This resulted in approximate aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital.

We used $35.2 million of the net proceeds from this offering to satisfy redemption and dividend obligations to our existing stockholders, which directly and indirectly included our directors, officers and persons owning 10% or more of our common stock.

We used approximately $11.0 million of the net proceeds of this offering to reduce our outstanding indebtedness as follows:

•	$8.0 million to reduce amounts then outstanding under our $10.0 million revolving credit facility with Bank of the West, of which $8.0 million was available for borrowing at December 31, 2006; and

•

$3.0 million to repay a loan from the Chairman, President and Chief Executive Officer of Alphatec Pacific, which bore an effective interest rate of 18.46% to its scheduled maturity and was payable in monthly installments through May 2007.

Secondary Public Offering

In September 2007, we received $32.2 million in net proceeds from an underwritten public offering of 10 million shares of common stock pursuant to our outstanding shelf registration statement on Form S-3. We paid $1.9 million in underwriting fees and commissions and $0.4 million for offering-related costs.

As of December 31, 2007, we had used the proceeds for fixed asset investments of $1.9 million, up-front license fee of $5.0 million, inventory of $2.2 million, payments on notes payable of $1.0 million, repayment on the line of credit of $2.0 million, and $20.1 million to fund operating costs.

Operating activities

We used net cash of $13.2 million in operating activities for the year ended December 31, 2007. During this period, net cash used in operating activities primarily consisted of a net loss of $20.2 million, an increase in working capital and other assets of $7.1 million, primarily due to increases in accounts receivable of $1.5 million and inventory of $7.4 million in support of the higher sales volume, offset by $14.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, in-process research and development that was purchased using our common stock and interest expense related to amortization of debt discount and revaluation of Mr. Yoshimi’s put right.

We used net cash of $8.6 million in operating activities for the year ended December 31, 2006. During this period, net cash used in operating activities primarily consisted of a net loss of $25.8 million, an increase in working capital and other assets of $4.1 million, primarily due to increases in accounts receivable and inventory in support of the higher sales volume, offset by $21.3 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and interest expense related to amortization of debt discount and revaluation of Mr. Yoshimi’s put right.

Investing activities

We used net cash of $8.9 million in investing activities for the year ended December 31, 2007 primarily for the purchase of $5.4 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, $2.6 million for an up-front payment in conjunction with a license agreement, $0.9 million as an investment in a certificate of deposit as collateral for one standby letter of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank, and $0.3 million for a strategic investment in Noas, offset by the $0.2 million of net cash received following the purchase of Japan Ortho Medical, and other investments of $0.1 million.

We used net cash of $10.8 million in investing activities for the year ended December 31, 2006 primarily for the purchase of $9.7 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, and $1.1 million as an investment in a certificate of deposit as collateral for one standby letter of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank.

Financing activities

We generated net cash of $31.3 million from financing activities for the year ended December 31, 2007. $32.2 million were net proceeds from our secondary public offering and $2.0 million was generated as a result of the settlement of indemnification claims in connection with our acquisition of Alphatec Spine. In conjunction with such settlement of claims, we received $0.9 million of cash and certain stockholders of Alphatec Spine involved in this settlement agreed to use all or a portion of the proceeds from the returned escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. Cash used in financing activities was used to pay down notes payable of $2.2 million, pay down our line of credit in Japan of $0.8 million, and $0.5 million of capital leases, offset by net borrowings of $0.6 million.

We generated net cash of $33.8 million from financing activities for the year ended December 31, 2006. $70.2 million was the net proceeds from our initial public offering. Cash used in financing activities was $35.2 million for stock redemption, retiring notes payables of $4.7 million, paying off our line of credit in the U.S. of $0.8 million, and $0.3 million of other items, offset by new borrowings of $4.6 million.

Debt and credit facilities and repurchase obligations

In October 2007, we entered into a three-year credit agreement with Merrill Lynch, or the Merrill Lynch Credit Agreement, to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million, or the Loan. The Loan bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the Loan is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine.

The Loan is secured by a pledge of substantially all currently existing and after-acquired property of Alphatec Spine and us, including all proceeds and products therefrom. The Merrill Lynch Credit Agreement excludes from the collateral (i) any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and (ii) any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Merrill Lynch Credit Agreement contains a covenant in which both Alphatec Spine and we have agreed not to place any lien on such assets without Merrill Lynch’s consent. On December 31, 2007, there were no outstanding borrowings under this Loan.

We have entered into various capital lease arrangements through December 31, 2006. The leases bear interest at rates ranging from 0% to 16.44%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from October 2006 to March 2010. We did not enter into any capital leases in the fiscal year ended 2007.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation, or GECC, for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years, bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of the lender and are guaranteed by us. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants that are defined in the credit agreement by and between Alphatec Spine and Merrill Lynch. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility.

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

In connection with the repurchase of Alphatec Pacific’s distribution rights in Japan, Alphatec Pacific borrowed ¥350.0 million, or approximately $3.1 million, from the former Chairman, President and Chief Executive Officer of Alphatec Pacific. In connection with this transaction, the former Chairman, President and Chief Executive Officer of Alphatec Pacific received an unsecured note and 20% of the common stock of Alphatec Pacific. Beginning in December 2005, the note was payable in 18 monthly installments of approximately ¥23.3 million, or approximately $0.2 million, which implied an effective interest rate of 18.46% to its scheduled maturity. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Total	2008	2009	2010	2011	2012	Beyond
Contractual Obligations
Lines of credit—API	$2,546	$2,546	$—	$—	$—	$—	$—
Notes payable to Cananwill Inc—Insurance	155	155	—	—	—	—	—
Notes payable to GE Capital	2,209	1,284	925	—	—	—	—
Notes payable to Japanese banks	982	294	295	140	126	83	44
Capital lease obligations	819	478	328	13	—	—	—
Operating lease obligations	1,590	826	357	280	127	—	—
Supply agreements	8,671	8,671	—	—	—	—	—

Total	$16,972	$14,254	$1,905	$433	$253	$83	$44

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and, supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the minimum value method. We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

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

The following table breaks out stock-based compensation by line item included in the Consolidated Financial Statements (in thousands, except per share data):

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Cost of revenues	$112	$779	$106	$—
Research and development	184	304	53	37
Sales and marketing	267	1,340	294	980
General and administrative	(249)	6,405	869	1,143

Total	$314	$8,828	$1,322	$2,160

Effect on basic and diluted net loss per share	$(0.01)	$(0.32)	$(0.07)	$(0.23)

The stock-based compensation recorded in 2007 of $0.3 million is net of the reversal of $0.5 million of stock compensation related to certain executives that was recognized in 2006 in accordance with their employment contracts, and was reversed as a result of a settlement agreement that was reached in June 2007. The 2006 amount also included $1.3 million of IPO bonuses and $4.7 million for one time stock compensation charges for awards issued to employees with no remaining substantive service requirements.

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007 the Company assessed the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.9 million. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture rate to compute stock-based compensation is recognized through a cumulative catch-up adjustment in the period it was determined.

As of December 31, 2007, there was $4.4 million of unrecognized compensation expense for stock options and awards, which is expected to be recognized over a weighted average period of approximately 3.3 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2007, 2006 and 2005.

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

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 120,498 shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, we recorded total stock-based compensation within stockholders’ equity of $0.04 million.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes and Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. FIN No. 48 clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

In October 2007, Alphatec Spine and we entered into a credit agreement with Merrill Lynch to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million. The note bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine. As of December 31, 2007, Alphatec Spine has no borrowings under this credit facility. Alphatec Spine’s borrowings under its credit facility, which bear interest at

LIBOR plus 2.75%, expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable.

Foreign Currency Exchange Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the twelve months ended December 31, 2007, our revenues denominated in foreign currencies were $13.3 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the twelve months ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting in the 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2007 and 2006 and for the period from March 18, 2005 through December 31, 2005 of Alphatec Holdings, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Code of Conduct and Ethics,” and “Corporate Governance Matters,” which we expect to file as an amendment to this Annual Report on Form 10-K, or the Form 10-K Amendment, which Form 10-K Amendment is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Form 10-K Amendment and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this Item 12 will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Form 10-K Amendment and is incorporated in this report by reference.

Information concerning securities authorized for issuance under equity compensation plans required by this Item 12 will be set forth in the table entitled “Equity Compensation Plan Information” and information thereunder contained in the Form 10-K Amendment and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters—Director Independence” in the Form 10-K Amendment and is incorporated in this report by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the caption “Independent Public Accountants” in the Form 10-K Amendment and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are included in Item 15 to this Annual Report on Form 10-K.

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation Accounts	F-41

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Restated By-laws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders’ Agreement by and among the Registrant, Healthpoint Capital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

10.1(5)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(6)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(7)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(8)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(9)	Lease Agreement by and between Alphatec Spine, Inc. and El Cedro LLC, dated as of March 31, 2001, amended by the First Amendment to the Lease Agreement, dated as of February 23, 2004 and extended by the Lease Extension Agreement, dated as of April 19, 2006.

10.6(10)	Lease Agreement by and between Alphatec Spine, Inc. and Roy P. Josepho and Roberta B. Josepho, Trustees, dated as of December 11, 2003 and amended by the First Amendment to the Lease Agreement, dated as of May 1, 2006.

10.7(11)	Lease Agreement by and between Alphatec Spine, Inc. and Roger D. Anderson Trust, dated as of September 3, 2004.

10.8(12)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of July 29, 2005.

10.9(13)	Sublease Agreement by and between Alphatec Spine, Inc. and K2, Inc., dated as of August 26, 2005.

10.10(14)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.11(15)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.12(16)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and Keystone Surgical, LLC, dated as of October 1, 2005.

10.13(17)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.14(18)†	Private Label Supply Agreement by and between IsoTis OrthoBiologics, Inc. and Alphatec Spine, Inc., dated as of July 1, 2006.

10.15(19)†	Patent License Agreement by and between Alphatec Spine, Inc. and Scient’x S.A. dated January 23, 2007.

10.16(20)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.17*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.18(21)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Steven M. Yasbek, dated as of October 18, 2006.

10.19(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.20*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.21†	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steven Reinecke, dated October 22, 2007.

10.22	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Ronald Hiscock, dated June 14, 2007.

10.23	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Vicky Romanoski, dated June 14, 2007.

10.24(23)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

10.25†	Sales Agency Agreement by and between Alphatec Spine, Inc. and Western Spine, LLC, dated as of February 2, 2007.

10.26†	Sales Agency Agreement by and between Alphatec Spine, Inc. and Fusion Medical, Inc., dated as of January 22, 2007.

10.27(24)†	License Agreement by and between Alphatec Spine and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.28(25)†	License Agreement by and between Alphatec Spine and Stout Medical Group, LP, dated as of September 11, 2007.

10.29†	License Agreement by and between Alphatec Spine and Progressive Spinal Technologies, LP, dated as of December 18, 2007.

10.30(26)	Credit and Security Agreement, by and among, Alphatec holdings, Inc., Alphatec Spine, Inc., Nexmed, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., dated as of October 2, 2007.

21.1(27)	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
1	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
2	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
3	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
4	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
5	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
6	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
7	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
8	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
9	Incorporated by reference from Exhibit 10.20 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
10	Incorporated by reference from Exhibit 10.21 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
11	Incorporated by reference from Exhibit 10.22 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
12	Incorporated by reference from Exhibit 10.23 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
13	Incorporated by reference from Exhibit 10.24 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
14	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
15	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
16	Incorporated by reference from Exhibit 10.32 Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
17	Incorporated by reference from Exhibit 10.31 Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
18	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.

19	Incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
20	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
21	Incorporated by reference from Exhibit 10.2 to the Current Report on form 8-K, filed with the Securities and Exchange Commission on October 23, 2006.
22	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
23	Incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
24	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
25	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
26	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
27	Incorporated by reference from Exhibit 21.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 17, 2008	By:	/s/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Board of Directors	March 17, 2008

/s/ STEVEN M. YASBEK Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 17, 2008

/s/ ROHIT M. DESAI Rohit M. Desai	Director	March 17, 2008

/s/ JOHN H. FOSTER John H. Foster	Director	March 17, 2008

/s/ JAMES R. GLYNN James R. Glynn	Director	March 17, 2008

/s/ STEPHEN J. HOCHSCHULER, M.D. Stephen J. Hochschuler, M.D.	Director	March 17, 2008

/s/ R. IAN MOLSON R. Ian Molson	Director	March 17, 2008

/s/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 17, 2008

/s/ RICHARD RAVITCH Richard Ravitch	Director	March 17, 2008

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from March 18, 2005 through December 31, 2005. We have also audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Alphatec Manufacturing, Inc., (the “Predecessor”) for the period from January 1, 2005 through March 17, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, and for the period March 18, 2005 through December 31, 2005, and the consolidated results of operations and cash flows of the Predecessor for the period from January 1, 2005 through March 17, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Alphatec Holdings, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 13, 2008

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$25,843	$16,943
Restricted cash	2,000	1,100
Accounts receivable, net	13,035	10,583
Inventories, net	20,092	13,454
Prepaid expenses and other current assets	1,968	2,234
Deferred income tax asset	937	1,184

Total current assets	63,875	45,498
Property and equipment, net	12,229	12,583
Goodwill	60,003	60,389
Intangibles, net	9,634	10,185
Other assets	1,499	622

Total assets	$147,240	$129,277

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,948	$5,798
Accrued expenses	13,368	10,369
Lines of credit	2,546	3,163
Current portion of long-term debt	2,211	2,060

Total current liabilities	24,073	21,390
Long-term debt, less current portion	1,954	3,111
Other long-term liabilities	1,478	1,886
Deferred income tax liabilities	1,273	1,467
Minority interest	—	2,724
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2007 and 2006; 3,320 and 3,333 shares issued and outstanding at December 31, 2007 and 2006, respectively	23,612	23,703
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 47,169 and 34,774 shares issued and outstanding at December 31, 2007 and 2006, respectively	5	3
Additional paid-in capital	153,394	113,563
Accumulated other comprehensive income	334	111
Accumulated deficit	(58,883)	(38,681)

Total stockholders’ equity	94,850	74,996

Total liabilities and stockholders’ equity	$147,240	$129,277

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor (1)	Successor (1)	Successor (1)	Predecessor (1)
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Revenues	$80,031	$74,005	$36,276	$6,050
Cost of revenues	29,824	25,700	16,040	1,682

Gross profit	50,207	48,305	20,236	4,368
Operating expenses:
Research and development	6,360	3,589	751	216
In-process research and development	9,344	—	3,100	—
Sales and marketing	29,939	33,099	15,031	3,037
General and administrative	24,250	33,731	15,321	2,191

Total operating expenses	69,893	70,419	34,203	5,444

Operating loss	(19,686)	(22,114)	(13,967)	(1,076)
Other income (expense):
Interest income	793	701	129	—
Interest expense	(868)	(2,128)	(1,942)	(116)
Failed acquisition costs	—	(1,967)	—	—
Other income (expense), net	149	(38)	(124)	5

Total other income (expense)	74	(3,432)	(1,937)	(111)

Loss before tax	(19,612)	(25,546)	(15,904)	(1,187)
Income tax provision (benefit)	590	270	(3,039)	2

Net loss	(20,202)	(25,816)	(12,865)	(1,189)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	(3,450)	(7,601)	—

Net loss available to common stockholders	$(20,202)	$(29,266)	$(20,466)	$(1,189)

Net loss per common share:
Basic and diluted	$(0.54)	$(1.07)	$(1.12)	$(0.13)

Weighted-average shares used in computing net loss per share:
Basic and diluted	37,283	27,238	18,201	9,211

(1)	See Note 1 of the Notes to Consolidated Financial Statements.

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Predecessor:
Balance at December 31, 2004	9,235	$92	$8,046	$(1,139)	$(37)	$(120)	$(5,014)	$1,828
Reacquisition of common stock	(10)	—	(9)	—	9	—	—	—
Repayment of notes receivable from stockholders and related stock-based compensation expense	—	—	189	—	2	—	—	191
Stock-based compensation related to sale of stock to employees	—	—	832	—	—	—	—	832
Amortization of deferred employee stock-based compensation	—	—	—	1,139	—	—	—	1,139
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(1,189)	(1,189)

Total comprehensive loss	—	—	—	—	—	—	—	(1,193)

Balance at March 17, 2005	9,225	92	9,058	—	(26)	(124)	(6,203)	2,797

Successor:
Issuance of restricted stock, net of repurchases	1,985	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock in connection with preferred stock sale	18,617	1	(1)	—	—	—	—	—
Deferred employee stock-based compensation	—	—	20,531	(20,531)	—	—	—	—
Cancellation of deferred employee stock-based compensation	—	—	(952)	953	—	—	—	1
Amortization of deferred employee stock-based compensation	—	—	—	1,282	—	—	—	1,282
Non-employee stock-based compensation	—	—	39	—	—	—	—	39
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common	—	—	(7,601)	—	—	—	—	(7,601)
Comprehensive loss:							—	—
Foreign currency translation adjustments	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	(12,865)	(12,865)

Total comprehensive loss	—	—	—	—	—	—	—	(12,978)

Balance at December 31, 2005	20,602	1	12,016	(18,296)	—	(113)	(12,865)	(19,257)

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Stock subscription	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	20,602	1	12,016	(18,296)	—	(113)	(12,865)	(19,257)
Reversal of deferred compensation balance required with the adoption of SFAS No. 123(R)	—	—	(18,296)	18,296	—	—	—	—
Exercise of stock options	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,828	—	—	—	—	8,828
Repurchase of common stock from employees	(248)	—	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common and dividend in kind	1,482	—	(3,450)	—	—	—	—	(3,450)
Series B stock dividend	1	—	—	—		—	—	—
Record issuance of new common for redemption	3,636	—	44,238	—	—	—	—	44,238
Net proceeds from initial public offering, net of offering costs.	9,300	2	70,237	—	—	—	—	70,239
Other			(10)	—	—			(10)
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	—	(25,816)	(25,816)

Total comprehensive loss	—	—	—	—	—	—	—	(25,592)

Balance at December 31, 2006	34,774	3	113,563	—	—	111	(38,681)	74,996
Stock-based compensation	—	—	314	—	—	—	—	314
Exercise of stock options	3	—	—	—	—	—	—	—
Repurchase of common stock from terminated employees	(465)	—	—	—	—	—	—	—
Net proceeds from secondary public offering net of offering costs	10,000	1	32,232	—	—	—	—	32,233
Issuance of common stock for escrow settlement	301	—	1,119	—	(1,119)	—	—	—
Issuance of common stock for put settlement	805	—	2,873	—	—	—	—	2,873
Issuance of common stock for JOM acquisition	281	—	846	—	—	—	—	846
Issuance of common stock for restricted share awards granted to employees	720	—	—	—	—	—	—	—
Issuance of common stock for acquired technology	750	1	2,343	—	—	—	—	2,344
Cancellation of redeemable preferred stock from terminated employees	—	—	104	—	—	—	—	104
Stock Subscription	—	—	—	—	1,119	—	—	1,119
Comprehensive loss:								—
Foreign currency translation adjustments	—	—	—	—	—	223	—	223
Net loss	—	—	—	—	—	—	(20,202)	(20,202)

Total comprehensive loss	—	—	—	—	—	—	—	(19,979)

Balance at December 31, 2007	47,169	$5	$153,394	$—	$—	$334	$(58,883)	$94,850

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Operating activities:
Net loss	$(20,202)	$(25,816)	$(12,865)	$(1,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,472	7,743	3,381	159
Stock-based compensation	314	8,828	1,322	2,160
Write-off of purchased in-process research and development	—	—	3,100	—
Interest expense related to amortization of debt discount and revaluation of put right	149	1,272	1,452	—
In-process research and development paid in stock	2,344	—	—	—
Allowance for doubtful accounts	(351)	174	631	—
Allowance for excess and obsolete inventory	1,175	3,027	5,315	—
Deferred income taxes	32	285	(3,075)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,469)	(1,446)	(3,657)	(1,401)
Inventories	(7,378)	(7,581)	(4,885)	(84)
Prepaid expenses and other current assets	484	(1,268)	(265)	(241)
Income taxes receivable	—	71	(17)	—
Other assets	(359)	2,611	(197)	6
Accounts payable	(253)	1,722	(402)	86
Accrued expenses and other	1,805	1,785	2,128	298

Net cash used in operating activities	(13,237)	(8,593)	(8,034)	(206)

Investing activities:
Acquisition of Japan Ortho Medical, net of cash acquired	222	—	—	—
Investment in Noas Medical Company	(313)	—	—	—
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	36	(5)	(69,990)	—
Acquisition of certain assest and liabilities of Cortek, Inc., net of cash acquired	—	54	(7,398)	—
Acquisition of Ishibe Medical Co. Ltd, net of cash acquired	—	—	651	—
Purchases of instruments, property and equipment	(5,372)	(9,702)	(4,198)	(60)
Purchase of intangible assets	(2,612)	—	—	—
Investment in certificate of deposit	(900)	(1,100)	—	—

Net cash used in investing activities	(8,939)	(10,753)	(80,935)	(60)

Financing activities:
Net proceeds from issuance of common stock	33,351	70,239	—	—
Proceeds from issuance of Rolling common, Series C common and preferred stock	—	221	91,609	—
Borrowings under lines of credit	20,839	25,627	4,840	—
Repayments under lines of credit	(21,607)	(26,382)	(1,761)	—
Escrow proceeds	952	—	—	—
Principal payments on capital lease obligations	(545)	(669)	(579)	(155)
Proceeds from issuance of notes payable	577	4,629	1,192	—
Principal payments on notes payable	(2,248)	(4,729)	(2,944)	(80)
Deferred costs paid in connection with initial public offering	—	—	(1,195)	—
Repayment of supply agreement obligation	—	(75)	(75)	—
Stock redemption	—	(35,153)	—	—
Repayment of stockholder notes receivable	—	65	139	2

Net cash provided by (used in) financing activities	31,319	33,773	91,226	(233)

Effect of exchange rate changes on cash and cash equivalents	(243)	336	(77)	(2)

Net increase (decrease) in cash and cash equivalents	8,900	14,763	2,180	(501)
Cash and cash equivalents at beginning of period	16,943	2,180	—	1,557

Cash and cash equivalents at end of period	$25,843	$16,943	$2,180	$1,056

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS—(Continued)

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$686	$658	$431	$102

Cash paid for income taxes	$93	$133	$89	$—

Accretion to redemption value of redeemable stock	$—	$3,450	$7,601	$—

Repurchase of distribution rights	$—	$—	$3,098	$—

Revaluation of put right (Minority interest)	$149	$(810)	$598	$—

Purchases of property and equipment through capital leases	$—	$46	$246	$—

Issuance (forgiveness) of notes receivable from stockholders	$—	$(10)	$204	$(9)

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

Alphatec Spine, Inc., formerly known as Alphatec Manufacturing, Inc. (the “Predecessor”), is a California corporation organized in May 1990 and is primarily engaged in the development, manufacturing, and sale of medical devices for use in spinal and orthopedic surgeries. The Predecessor’s principal operating activities are conducted through Alphatec Spine, Inc. and its consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited (“Milverton”), a Hong Kong corporation.

Basis of Presentation

The consolidated financial statements of the Predecessor include the accounts of Alphatec Spine, Inc. and its wholly owned subsidiaries, Alphatec Pacific, Milverton and Nexmed.

The consolidated financial statements of the Successor include the accounts of Alphatec and Alphatec Spine, Inc. and its wholly owned subsidiaries, Nexmed, Milverton and Alphatec Pacific. Intercompany balances and transactions have been eliminated in consolidation.

The consolidated statement of operations for the period from March 18, 2005 to December 31, 2005 includes the results of the Cortek business from the beginning of the date that Alphatec Spine acquired substantially all of the assets of Cortek, September 9, 2005. See Note 2.

Nexmed did not have significant activity during any of the periods presented.

Foreign Currency Translation and Transactions

The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese and Hong Kong subsidiaries is the Japanese yen and the Hong Kong dollar, respectively. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as a separate component of stockholders’ equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, accrued expenses, and current portion of debt are considered to be representative of their

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respective fair values because of the short-term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of notes payable, capital leases and other long-term debt approximates their carrying values.

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

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

The Company’s revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such implant.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the undiscounted cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2007.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, whose cost equals fair market value.

Restricted Cash

The Company has a certificate of deposit with Bank of the West as collateral for the standby letter of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of allowance for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. Amounts determined to be uncollectible are written-off against the reserve. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of average cost or market and include material, labor and overhead costs. The Company reviews the components of its inventory on a quarterly basis for excess, obsolete and impaired inventory, based upon historical turnover and assumptions about future demand for products and market conditions. The allograft implants and tissue-based bone grafting products have up to a four-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

The Company’s business goal is to focus on continual product innovation, which could result in obsoleting the Company’s products. Through December 31, 2007, the Company has not recorded excess and obsolescence expenses related to the introduction of next generation products.

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

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill to be tested for impairment on an annual basis and earlier if indication of impairment exists, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a three to ten-year period. No amortization of goodwill has been recorded. Instead, the Company performs an impairment assessment by applying a fair-value based test in the fourth quarter of each year, or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The Company has not recognized any impairment losses through December 31, 2007.

Other Assets

As of December 31, 2007, other assets consisted of an investment in Noas Medical Company Ltd. (“Noas”), and deferred financing costs associated with the new line of credit with Merrill Lynch.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-Term Liabilities

Other long-term liabilities consist of accruals for property and sales taxes and the long-term portion of severance payable.

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

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for any of the periods presented in the accompanying statements of operations were not significant.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes and FASB Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. FIN No. 48 clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of Stock Option Awards

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2007 and December 31, 2006 was $3.92 and $5.60, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2007 and December 31, 2006 are as follows:

	Year ended December 31,
Employee Stock Options	2007	2006
Risk-free interest rate	3.6 – 4.9%	4.5 – 4.7%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.3 – 6.5	6.5
Volatility	51 – 62%	62 – 65%
Forfeiture rate	15 – 20%	15%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by SAB No. 107, Share-Based Payment. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Cost of revenues	$112	$779	$106	$—
Research and development	184	304	53	37
Sales and marketing	267	1,340	294	980
General and administrative	(249)	6,405	869	1,143

Total	$314	$8,828	$1,322	$2,160

Effect on basic and diluted net loss per share	$(0.01)	$(0.32)	$(0.07)	$(0.23)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock-based compensation recorded in 2007 of $0.3 million is net of the reversal of $0.5 million of stock compensation related to certain executives that was recognized in 2006 in accordance with their employment contracts, and was reversed as a result of a settlement agreement that was reached in June 2007. The 2006 amount also included $1.3 million of IPO bonuses and $4.7 million for one time stock compensation charges for awards issued to employees with no remaining substantive service requirements.

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007, the Company assessed the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.9 million. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture rate to compute stock-based compensation is recognized through a cumulative catch-up adjustment in the period it was determined.

As of December 31, 2007, there was $4.4 million of unrecognized compensation expense for stock options and awards which is expected to be recognized over a weighted average period of approximately 3.3 years. The total intrinsic value of options exercised was immaterial for the fiscal years ended December 31, 2007, 2006 and 2005.

Expense Prior to Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), the Company presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on January 1, 2006, the Company reclassified deferred compensation against additional paid-in capital and retained earnings.

In addition, prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, and related interpretations to account for its equity-based awards to employees and directors. Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized. The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors. If the exercise price of the award was below the fair value of the underlying stock on the measurement date, then compensation cost was recorded, using the intrinsic-value method, and was generally recognized in the statements of operations over the vesting period of the award.

SFAS No. 123 requires disclosure of pro forma information assuming use of the fair value method for reporting periods prior to January 1, 2006. The pro forma information is not included herein for any periods since difference between the intrinsic-value-based method and the fair value method was not material.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. In connection with the sale of 120,487 shares of common stock to non-employees during the period from March 18, 2005 to December 31, 2005, the Company recorded total stock-based compensation within stockholders’ equity of $0.04 million.

Deferred Stock-Based Compensation Prior to 2006

The Predecessor, as a result of the valuation utilized in its merger with the Successor in March 2005, reassessed the fair value of the common stock used to grant equity awards for the period from January 1, 2004 to

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
	(In thousands, except per share amounts)
Numerator:
Net loss available to common stockholders	$(20,202)	$(29,266)	$(20,466)	$(1,189)

Denominator:
Weighted average common shares outstanding	38,567	28,776	19,044	9,231
Weighted average unvested common shares subject to repurchase	(1,284)	(1,538)	(843)	—
Vested common shares outstanding purchased with promissory notes and subject to variable accounting	—	—	—	(20)

Weighted average common shares outstanding—basic	37,283	27,238	18,201	9,211
Effect of dilutive securities:
Options	—	—	—	—

Weighted average common shares outstanding—diluted	37,283	27,238	18,201	9,211

Net loss per common share:
Basic and diluted	$(0.54)	$(1.07)	$(1.12)	$(0.13)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007 and December 31, 2006, none of the outstanding new redeemable preferred stock is convertible to common stock. As of December 31, 2005, the outstanding preferred stock is excluded from the basic and diluted earnings per share calculations because of their anti-dilutive effect.

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

During the years ended December 31, 2007 and 2006, the Company operated in two geographic locations, the U.S. and Asia. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Year ended December 31,
	2007	2006
United States	$66,722	$60,591
Asia	13,309	13,414

Total consolidated revenues	$80,031	$74,005

Total assets by region were as follows (in thousands):

	December 31,
	2007	2006
United States	$134,721	$120,584
Asia	12,519	8,693

Total consolidated assets	$147,240	$129,277

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51, which requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; that changes in a parent’s ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. The Company does not anticipate that SFAS No. 160 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration at their fair values as of the acquisition date. SFAS No. 141 also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141 also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141 is effective for business combinations with an acquisition date after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which offers entities the option to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. SFAS No. 159 also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. SFAS No. 159 is effective for fiscal years beginning after December 31, 2007. The Company does not anticipate that SFAS No. 159 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that SFAS No. 157 will have a material effect on its consolidated financial statements.

2. Acquisitions and Investment

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

Cash paid for common stock and stock options	$70,000
Debt assumed as a result of acquisition	5,458
Direct costs	1,046

Total purchase price	$76,504

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$1,056
Accounts receivable	4,243
Inventories	4,669
Prepaid expenses and other current assets	483
Income taxes receivable	53
Property and equipment, net	3,607
Other assets	100
Accounts payable	(1,667)
Accrued and other expenses	(4,530)
Deferred income taxes	(3,075)

Net tangible assets	4,939
Developed product technology	13,700
Supplier agreement	221
In-process research and development	3,100
Goodwill	54,544

Total purchase price	$76,504

In connection with this transaction, the Company conducted a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations. Unless otherwise noted below, the fair value of the acquired tangible assets, assumed liabilities and supplier agreement was equal to the Predecessor’s carrying value on March 18, 2005, the date of acquisition. The Company allocated the excess purchase price over the fair value of acquired net tangible and intangible assets to goodwill. A strong scientific employee base having existing relationships with prominent spine surgeons and operations in an attractive market niche were among the factors that contributed to a purchase price resulting in the recognition of goodwill. Goodwill recorded for the acquisition of Alphatec Spine is not deductible for income tax purposes.

The developed product technology represented proprietary knowledge that was technologically feasible as of the valuation date, and included all fully functioning products at the date of the valuation. Specifically, developed product technology represented proprietary knowledge related to the following products of the Company: Zodiac Lumbar Fusion and Deformity System, Novel Spinal Spacers, ROC Lumbar Plating System, Deltaloc Reveal Anterior Cervical Plate, and Mirage Spinal Fixation System. The amount allocated to the developed product technology was assigned based on the estimated net discounted cash flows (income approach) from the related product line on March 18, 2005, the date of acquisition. The developed product technology is being amortized over a useful life of five years.

In accordance with SFAS No. 2, Accounting for Research and Development Costs , as clarified by the FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, the amounts allocated to IPR&D expense were determined through established valuation techniques and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and had no alternative future uses.

The fair value of the IPR&D was determined using the income approach. Under the income approach, the expected future cash flows from each project under development were estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the rate of return were the weighted average cost of capital and return on assets, as well as the risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. Each project was analyzed to determine technological innovations that were unique, the existence and reliance on core technology, the existence of any alternative future use or current technological feasibility, and the complexity, cost and time to complete the remaining development. Future cash flows for each project were estimated based on forecasted revenue and costs, taking into account product life cycles, and market penetration and growth rates.

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

Pursuant to the acquisition agreement, the stockholders of the Predecessor put $3.0 million in escrow in order to fund potential indemnification claims for losses incurred by the Company. The Company subsequently filed a claim for indemnification of $4.5 million in claims, primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, the Company settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million, including $0.2 million in interest earned, in the escrow fund was returned to the stockholders of Alphatec Manufacturing. Certain stockholders of Alphatec Manufacturing used the proceeds from the distribution to purchase an aggregate of $1.1 million of the Company’s common stock in a private placement.

Cortek, Inc.

On September 9, 2005, Alphatec Spine acquired certain assets and assumed certain liabilities of Cortek, a manufacturer and distributor of precision-milled allograft products, in order to broaden the Company’s product portfolio. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The results of operations of Cortek have been included in the consolidated financial statements of the Successor from the date of acquisition. At December 31, 2005, the total cost of the acquisition was as follows (in thousands):

Cash consideration	$6,500
Debt assumed as a result of acquisition	550
Direct costs	802

Total purchase price	$7,852

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is shown below (in thousands):

Accounts receivable	$1,608
Inventories	2,268
Prepaid expenses and other current assets	76
Property and equipment, net	266
Other assets	57
Accounts payable	(955)
Accrued expenses	(1,313)

Net tangible assets	2,007
Goodwill	5,845

Total purchase price	$7,852

In connection with this transaction, the Company conducted a valuation of the acquired assets and assumed liabilities in order to allocate the purchase price in accordance with SFAS No. 141. The Company has allocated the excess purchase price over the fair value of acquired net tangible assets to goodwill. The enhancement of the Company’s existing portfolio of spine fusion products with a complementary offering of precision-milled allograft products was the primary factor that contributed to a purchase price resulting in the recognition of goodwill. Goodwill recorded for this acquisition will be deducted on a straight-line basis for income tax purposes over 15 years.

As a result of the required adjustment of acquired assets and liabilities to fair value at the date of purchase, using the income approach, the Company increased inventory by $0.4 million over the historical cost, resulting in a decrease of goodwill of the same amount. The increased inventory value was recorded as cost of revenues as the related products were sold. As of December 31, 2007 and 2006, $0.0 million of this amount remained in ending inventory.

During the fourth quarter of 2005, the Company revised the purchase price allocation and reduced inventory by $0.9 million to conform Cortek’s accounting for inventory to the Company’s accounting for inventory.

Acquisitions in Japan

Ishibe Medical Co., Ltd.

On November 1, 2005, Alphatec Pacific acquired all of the outstanding capital stock of Ishibe Medical Co., Ltd., a medical device distributor headquartered in Sapporo, Japan. The direct cost of the acquisition was less than $0.3 million. The acquisition resulted in an increase to intangibles of approximately $1.1 million for distribution rights which are being amortized over three years. The results of operations have been included in the consolidated financial statements from the date of acquisition.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Japan Ortho Medical (formerly Blues Medica Japan)

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan (the “JOM Predecessor”), a spinal and orthopedic implant distributor. The results of operations of Japan Ortho Medical have been included in these consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock	$292
Debt assumed as a result of acquisition	1,143
Common stock issued	846
Direct costs	15

Total purchase price	$2,296

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	718
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(838)

Net tangible assets	1,164
Goodwill	486
Distribution rights	646

Total purchase price	$2,296

The fair value of the acquired tangible assets and assumed liabilities was equal to the JOM Predecessor’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the former owner of the JOM Predecessor based upon a percentage of the 2007 and 2008 revenues. This contingency is recorded in accrued expenses in the purchase price allocation and is based upon projected revenue. The Company performed a valuation of the distribution rights in order to allocate the purchase price in accordance with SFAS No. 141 between identifiable intangibles and goodwill in the fourth quarter of 2007. The distribution rights will be amortized on a straight-line basis over three years. The enhancement of the Company’s Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the distribution rights and goodwill as intangible assets.

Noas Medical Company

In April 2007, Alphatec Pacific purchased 7,500 shares, valued at $0.3 million, of Noas, a Japanese spinal and orthopedic implant distributor in order to establish a strategic alliance.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2006
Accounts receivable	$13,220	$11,203
Allowance for doubtful accounts	(185)	(620)

Accounts receivables, net	$13,035	$10,583

Inventories

Inventories consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,271	$(45)	$2,226	$1,725	$(371)	$1,354
Work-in-process	1,117	—	1,117	406	—	406
Finished goods	26,812	(10,063)	16,749	21,637	(9,943)	11,694

Inventories, net	$30,200	$(10,108)	$20,092	$23,768	$(10,314)	$13,454

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2007	2006
Surgical instruments	2-3	$11,957	$6,673
Machinery and equipment	7	6,022	5,905
Computer equipment	5	1,564	1,316
Office furniture and equipment	5	2,597	2,464
Leasehold improvements	various	1,777	1,779
Building	39	382	—
Land		61	—

		24,360	18,137
Less accumulated depreciation and amortization		(12,131)	(5,554)

Property and equipment, net		$12,229	$12,583

The Company has assets under capital leases of $3.0 million and $3.0 million at December 31, 2007 and 2006, respectively. Accumulated depreciation on these assets totaled $1.7 million and $1.1 million at December 31, 2007 and 2006, respectively. Depreciation expense for these capital leases for the years ended December 31, 2007 and December 31, 2006 were $0.6 million and $0.6 million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2007	2006
Developed product technology	5	$13,700	$13,700
Distribution rights	3	2,735	1,930
Scient’x license agreement	8	2,603	0
Supply agreement	10	225	225

		19,263	15,855
Less accumulated amortization		(9,629)	(5,670)

Intangibles, net		$9,634	$10,185

Aggregate amortization expense for the years ended December 31, 2007 and December 31, 2006 were $3.9 million and $3.4 million, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2007 is as follows (in thousands):

Year ending December 31,
2008	$3,805
2009	3,317
2010	1,109
2011	348
2012	348
Thereafter	707

Total	$9,634

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Current portion of severance payable	$710	$3,159
Commissions	1,766	2,111
Royalties	927	813
Payroll and related	2,375	1,305
Legal	129	913
Accrued earnout	566	—
Consumption tax	648	614
Intellectual property	2,000	—
Reserve for litigation costs	2,222	150
Other	2,025	1,304

Total accrued expenses	$13,368	$10,369

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the current portion of the severance payable balance at December 31, 2006 is $0.6 million, which is the result of the termination of two employees who had employment agreements with the Predecessor. The employees were terminated by the Successor in 2005 and will be paid out in periodic installments through March 2008. Also, included in the current portion of the severance payable balance at December 31, 2006 is $2.6 million, which is the result of the termination of several employees during 2006. The long-term portion of severance payable to these employees, which was $0.7 million at December 31, 2006 is included in other long-term liabilities in the accompanying balance sheets.

4. Licenses and In-Process Research and Development

Scient’x S.A.License

In January 2007, Alphatec Spine acquired an exclusive license agreement from Scient’x S.A., a French spinal implant manufacturer. In January 2007, Alphatec Spine signed three license agreements with Scient’x S.A., or Scient’x, pursuant to which Alphatec Spine has rights under Scient’x proprietary technology related to (i) the Scient’x Isobar posterior dynamic stabilization rod, (ii) the Scient’x Stella cervical plate, and (iii) the Scient’x Antelys plate-cage construct, to produce, market, sell and distribute (a) a posterior dynamic stabilization rod, (b) a low profile cervical plate, and (c) a plate-cage construct; respectively in the U.S. Pursuant to the agreement related to the Isobar technology (i) Alphatec Spine has made an upfront payment of $2.6 million; (ii) Alphatec Spine is obligated to pay a royalty on sales (with minimum royalties for a period of three years); and (iii) Alphatec Spine is required to purchase a minimum amount of inventory from Scient’x, at cost, for a period of two years.

Vertebral Compression Fracture Solution License

In September 2007, Alphatec Spine entered into an exclusive worldwide license agreement (the “V-Stent License Agreement”) with Stout Medical Group, LP (“Stout”) that allows Alphatec Spine to develop and commercialize Stout’s vertebral compression fracture technology, which Stout had previously named the V-Stent, which is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the V-Stent License Agreement include: (i) an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the V-Stent; (ii) design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to Stout in 2008; and (iii) royalty payments based on net sales of the licensed products with minimum annual royalties beginning in 2009. Stout provided the deliverables upon which the up-front payment was conditional in October 2007 and the Company recorded an IPR&D charge of $5.0 million in the fourth quarter of fiscal 2007, as the technological feasibility associated with the final prototype of the device had not been completed and there were no alternative future uses.

Guided Lumbar Interbody Fusion (“GLIF”) System

In September 2007, Alphatec Spine entered into an exclusive worldwide license (the “GLIF License Agreement”) from JGMG Bengochea, LLC (“JGMG”) that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize technology related to the GLIF system, which is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the GLIF License Agreement include: (i) an issuance of 750,000 of the Company’s common stock to JGMG, a portion of which common stock shall be subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; (ii) design, regulatory and sales milestone payments that could begin to be achieved and

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid by Alphatec Spine to JGMG in 2008; and (iii) royalty payments based on net sales of licensed products with minimum annual royalties beginning in 2010. The GLIF License Agreement expires upon the later of 2027 and the last expiration date of the patents contained within any products. In connection with the issuance of shares of common stock to JGMG pursuant to the GLIF License Agreement, the Company recorded an IPR&D charge of $2.3 million in the third quarter of fiscal 2007, as the technological feasibility associated with the GLIF since the final prototype of the device had not been completed and there were no alternative future uses.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement (the “OsseoScrew License Agreement”) from Progressive Spinal Technologies LLC, or (“PST”), that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients who are not viable candidates for procedures that use the current standard of pedicle screw. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

5. Related Party Transactions

For the twelve months ended December 31, 2007 and December 31, 2006, the Company incurred costs of $0.4 million and $0.5 million respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John Foster who served in 2006 and 2007 as both the Company’s Chief Executive Officer and Chairman of the Board. Mr. Foster does not currently hold either of these positions, although he is a member of the Company’s Board of Directors. Mr. Foster is a Managing Member of HGP, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC., an affiliate of the Company’s largest stockholder.

In connection with the Company’s September 2007 public offering of 10,000,000 shares of common stock described in Note 10 below, the Company sold 2,750,000 shares of common stock to HealthpointCapital Partners II, L.P., an affiliate of HealthpointCapital, the Company’s largest stockholder, at a price $3.45 per share.

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi, then Alphatec Pacific’s Chairman, President and Chief Executive Officer pursuant to which Alphatec Spine had an obligation to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

In October 2006, the Company entered into a Consulting Agreement with one of its directors, Dr. Stephen H. Hochschuler (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the Company

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreed to appoint Dr. Hochschuler to its Board of Directors until the next annual meeting of the Company’s stockholders or his successor is duly appointed and qualified. Dr. Hochschuler’s appointment was effective October 25, 2006. Pursuant to the Consulting Agreement Dr. Hochschuler is required to provide advisory services to the Company related to the spinal implant industry and the Company’s research and development strategies. The agreement has a three-year term. In return for such advisory services, the Company is obligated to pay Dr. Hochschuler cash and equity compensation.

6. Supply Agreements

In July 2006, Alphatec Spine entered into a 30-month agreement to sell the products of a third party under Alphatec Spine’s private label. As of December 31, 2007, we have a minimum purchase commitment of $6.0 million over the remaining life of the contract.

In March 2006, Alphatec Spine entered into a four-year agreement to sell the products of a third party under Alphatec Spine’s private label. In March 2007 this agreement was mutually terminated, although Alphatec Spine retains the rights to sell its current inventory of such products.

In February 2006, Alphatec Spine entered into a three-year agreement to sell the products of third party under the Alphatec Spine’s private label. The total minimum purchase commitment over the remaining life of the contract is $0.5 million.

In October 2004, the Predecessor entered into a ten-year agreement with one of its principal suppliers. This agreement fixes the price of materials with the supplier for the first 18 months and limits the annual price increase to eight percent for the remainder of the term of the agreement and requires three payments totaling $0.2 million. The Predecessor made a $0.1 million payment in November 2004 and the Company made $0.1 million payments in September 2005 and September 2006. The $0.2 million was recorded as an intangible asset in the accompanying balance sheet and is being amortized over 10 years, which is the term of the agreement.

7. Debt

Alphatec Spine had a two-year term, $12.0 million revolving line of credit with Bank of the West to provide working capital. As of September 30, 2007, there was no outstanding borrowing and no availability under this line of credit. On October 2, 2007, Alphatec Spine and Bank of the West mutually agreed to terminate this line of credit.

On October 2, 2007, the Company, Alphatec Spine, Nexmed, Inc. (collectively, the “Borrowers”) and Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) entered into a three-year Credit and Security Agreement (the “Credit Agreement”) that provides for an aggregate $20.0 million commitment. This Credit Agreement replaced the Bank of the West Credit Agreement. The Credit Agreement consists of a $20.0 million note that bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. As of December 31, 2007, the Company had approximately $13.8 million in availability under the note. The note is secured by a pledge of substantially all current existing and after-acquired property of the Borrowers. The Credit Agreement excludes from the collateral any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Credit Agreement contains a covenant in which the Borrowers have agreed not to place any lien on such assets without Merrill Lynch’s consent.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Alphatec Pacific has a $2.7 million credit facility with a Japanese bank, under which $2.5 million and $2.6 million was outstanding at December 31, 2007 and December 31, 2006, respectively. Under the terms of the credit facility, borrowings are due nine months from the date of borrowing and bear interest at 3.5%, and Alphatec Pacific is required to make monthly interest payments. The credit facility is secured by restricted cash of $2.0 million at December 31, 2007 and standby letters of credit issued through Bank of the West, which expired on October 31, 2007. In October 2007, Alphatec Pacific paid down $0.2 million of this credit facility and the Bank of the West standby letters of credit were replaced by letters of credit in the amount of $2.5 million issued through Merrill Lynch. In January 2008, Alphatec Pacific decided not to renew one of their lines of credit, which resulted in Alphatec Spine paying the bank $1.9 million. The second line of credit was renewed for $0.8 million.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation (“GECC”) for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, and may not be prepaid without the consent of the lender and are guaranteed by the Company. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants, that are defined in the credit agreement by and between the Borrowers and Merrill Lynch. The Merrill Lynch Credit Agreement contains customary covenants, which, among other things, prohibit the Borrowers from assuming further debt obligations and any liens, unless otherwise permitted under the Credit Agreement. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit agreement with Merrill Lynch.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt and note payable consists of the following (in thousands):

	December 31,
	2007	2006
Notes payable to Japanese Banks, bearing interest at rates ranging from 1.4% to 3.45%, maturity dates through January 2014, collateralized by substantially all assets of Alphatec Pacific and Japan Ortho Medical	$671	$286
Capital leases, bearing interest at rates ranging from 0.0% to 16.44%, generally due in monthly principal and interest installments, maturity dates through March 2010, collateralized by the related equipment (See Note 8)	819	1,363
Note payable related to equipment purchases, bearing interest at rates ranging from 10.55% to 11.42%, generally due in monthly principal and interest installments, maturity dates through December 2009, collateralized by the related equipment (See Note 7)	2,209	3,363
Bond payable to a Japanese Bank, bearing interest at 1.5%, maturity date through September 2012, collateralized by Japan Ortho Medical assets	311	—
Other loan, bearing interest rate of 7.6%, generally due in monthly principal and interest installments, maturity dates through May 2008 (See Note 8)	155	159

Total debt	4,165	5,171
Less: current portion	(2,211)	(2,060)

Total long-term debt	$1,954	$3,111

Principal payments on long-term debt (excluding capital leases) are as follows as of December 31, 2007 (in thousands):

Year ending December 31,
2008	$1,733
2009	1,220
2010	140
2011	126
2012	83
Thereafter	44

Total	$3,346

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2011. Future minimum annual lease payments under such leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2008	$826	$519
2009	357	340
2010	280	12
2011	127	—

	$1,590	871

Less: amount representing interest		(52)

Present value of minimum lease payments		819
Current portion of capital leases		(478)

Capital leases, less current portion		$341

Rent expense under operating leases for the year ended December 31, 2007, December 31, 2006, the period from March 18, 2005 to December 31, 2005, and the period from January 1, 2005 to March 17, 2005 was $1.4 million, $1.2 million, $1.0 million, $0 and $0.3 million, respectively.

Litigation

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc., or DePuy, filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleges infringement of U.S. Patent No. 5,207,678, or the 678 Patent, owned by Biedermann Motech and exclusively licensed to DePuy in the U.S. The 678 Patent expires in July 2010. The complaint alleges that this patent covers certain pedicle screw designs and requests monetary damages and injunctive relief. On July 21, 2006, the plaintiffs filed a motion for preliminary injunction, requesting the Court to enjoin Alphatec Spine from making, using, and selling Alphatec Spine’s Zodiac and Solanas products pending trial. Alphatec Spine opposed this motion, which was denied by the Court on October 26, 2006. On January 12, 2007, Alphatec Spine filed a motion for summary judgment that its products do not infringe this patent. The plaintiffs filed a cross motion for partial summary judgment that the accused Zodiac and Solanas products include one element of the asserted patent claims. Alphatec Spine’s summary judgment motion was denied. On March 29, 2007, the Court ruled against Alphatec Spine and issued a claim construction order on one element of the asserted patent claim. In June 2007, the U.S. Patent and Trademark office decided to reexamine the 678 Patent following a request for reexamination that was made by a third party. In another case initiated by DePuy involving the alleged infringement of the 678 Patent by a spine company, the U.S. District Court for the Central District of California issued an order dated December 7, 2007 that granted DePuy’s motion for reconsideration regarding the Court’s prior invalidation of five of the seven claims of the 678 Patent. The Court has set a deadline of February 2008 for both parties to submit all briefs related to such reconsideration, which deadline has been extended to April 2008. Given that the Company’s Zodiac and Solanas products constitute a significant portion of the Company’s revenues, an adverse outcome in this suit would have a material adverse effect on the Company’s business, financial conditions and results of operations.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 12, 2006, Alphatec Spine and HealthpointCapital, the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine brought a motion to compel arbitration of the claimant surgeons’ claims and is currently appealing the Court’s denial of the motion. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on the Company’s financial statements, if any.

Alphatec Pacific Put Right

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi, then Alphatec Pacific’s Chairman, President and Chief Executive Officer, pursuant to which Alphatec Spine had an obligation to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

The fair value of the Alphatec Pacific shares owned by Mr. Yoshimi was established on August 11, 2005 in the amount of $0.6 million and was recorded as minority interest and as debt issuance cost for the note payable to Mr. Yoshimi. In June 2006, the Company paid off the note financing its repurchase of the distribution rights in Japan with proceeds from its initial public offering. The remaining balance of debt issuance costs was expensed at that time. Interest expense of $0.5 million and $0.1 million was recorded for amortization of debt issuance cost for the year ended December 31, 2006 and the period from March 18, 2005 to December 31, 2005, respectively.

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. In accordance with SFAS No. 150, the put right is classified as a liability and is represented by the minority interest in the accompanying consolidated balance sheet at December 31, 2006. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest income (expense) of $0.1 million and ($0.8) million, respectively, was recorded for the year ended December 31, 2007 and December 31, 2006.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance Obligations

In the fourth quarter of 2006, the Company reorganized its executive management. In connection with this reorganization, the employment relationship with the following executives terminated: President and Chief Executive Officer, Senior Vice President and Chief Administrative Officer, Chief Financial Officer, Vice President—Sales, Vice President—Business Development and Marketing. In accordance with their employment agreements, the Company recorded $6.9 million in severance expense, which consisted of $3.7 million in stock compensation expense to account for employment contracts that allowed the terminated employee to continue to vest in the ownership of restricted stock, but were not providing services to the Company and $3.2 million in severance payments. As of the end of December 31, 2006, $0.1 million in severance payments had been paid. In 2007, the Company made $1.1 million in cash payments and reversed $2.0 million in severance expenses and $0.5 million in stock compensation expense due to a settlement that was reached with certain executives.

The Company has employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than for cause, as defined in these agreements. At December 31, 2007, future employment commitments for such key executives were $0.7 million.

9. Predecessor Stockholders’ Equity

Indemnification Settlement

Pursuant to the acquisition agreement, the stockholders of the Predecessor put $3.0 million in escrow in order to fund potential indemnification claims for losses incurred by the Company. The Company subsequently filed a claim for indemnification of $4.5 million in losses, primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, the Company settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million in the escrow fund, including $0.2 million in interest earned, was returned to the former stockholders of Alphatec Manufacturing. Certain former stockholders of Alphatec Manufacturing used the proceeds from the distribution to purchase an aggregate of $1.1 million of the Company’s common stock in a private placement.

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

Stock option activity for the period ended March 17, 2005 was as follows (in thousands, except per share amounts):

	Number of options	Weighted average exercise price
Outstanding at December 31, 2004	1,346	$1.70
Granted	—	$—
Cancelled	—	$—
Exercised	—	$—

Outstanding at March 17, 2005	1,346	$1.70

On March 17, 2005, when the Company acquired the Predecessor and the change in control provisions of the outstanding stock options were triggered, the outstanding unvested stock options became fully vested.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Successor Redeemable Convertible Preferred and Rolling Common Stock and Stockholders’ Equity

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

Initial Public Offering, Redemption of Securities and New Redeemable Preferred Stock

In June 2006, the Company raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00 in the Company’s initial public offering (the “IPO”). Of this amount, the Company paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related costs. This resulted in aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital. Simultaneously with the closing of the IPO, the existing classes of common stock were also converted into a single class of common stock and all of the Company’s redeemable convertible preferred stock was redeemed for a combination of $35.2 million of cash, 3.3 million shares of new redeemable preferred stock recorded at estimated fair value of $23.7 million and 3.9 million of new shares of common stock valued at $44.2 million. As of December 31, 2007, the new redeemable preferred stock estimated fair value decreased to $23.6 million due to shares being forfeited.

In September 2007, the Company received $32.2 million in net proceeds from an underwritten public offering of 10 million shares of common stock pursuant to the Company’s outstanding shelf registration statement on Form S-3 (Registration No. 333-145614). The Company paid $1.9 million in underwriting fees and commissions and $0.4 million for offering-related costs.

There were 20 million shares of new redeemable preferred stock authorized as of December 31, 2007. The new redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of new redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the new redeemable preferred stock is $7.11 per share at December 31, 2007 and 2006.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the new redeemable preferred stock is required to be shown in the Company’s financial statements separate from stockholders’ equity and any adjustments to its carrying value to its redemption value up to its redemption value of $9.00 per share will be reported as a dividend.

Beneficial Conversion Feature on Sale of Series C common stock

The Series C common stock was sold at a price per share below the anticipated IPO price. Accordingly, pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The holders of new redeemable preferred stock are only entitled to vote with respect to amendments to the Company’s Restated Certificate of Incorporation that relate solely to the terms of the redeemable preferred stock. Dividends may be declared and paid from funds lawfully available and subject to the rights and preferences of any shares of new redeemable preferred stock. The Company does not plan on declaring any dividends in the foreseeable future.

Stock Options

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 6,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2007, a total of 3,148,366 shares of common stock remained available for issuance under the 2005 Plan.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2006	737	$3.76	9.54	$468
Granted	830	$3.92	—	—
Exercised	(4)	$0.25	—	—
Forfeited	(352)	$4.10	—	—

Outstanding at December 31, 2007	1,211	$3.78	9.19	$1,611

Options vested and exercisable at December 31, 2007	107	$3.32	8.01	$205

Options vested and expected to vest at December 31, 2007	815	$3.77	9.16	$1,093

The weighted average fair value of options granted in the years ended December 31, 2007, 2006 and 2005 was $2.15, $5.60 and $10.09 per share, respectively. The aggregate intrinsic value of options at December 31, 2007 is based on the Company’s closing stock price on December 29, 2007 of $5.04 per share. Proceeds from the exercise of stock options during the year ended December 31, 2007 was immaterial.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(In thousands, except per share data)
$0.001	55	7.51	$0.001	21	$0.001
$3.21	250	8.79	$3.210	50	$3.210
$3.51	156	9.52	$3.647	—	$—
$3.93	451	9.64	$3.930	—	$—
$3.95	230	9.18	$4.349	20	$4.609
$5.89	69	8.21	$6.336	16	$6.311

$0.001	1,211	9.19	$3.784	107	$3.319

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2006	1,663	$10.57	2.07	$17,500
Awarded	777	$4.13
Released	(773)	$10.40
Forfeited	(425)	$10.13

Outstanding at December 31, 2007	1,242	$6.79	3.09	$8,435

The weighted average fair value per share of awards granted in the years ended December 31, 2007 and 2005 was $3.73 and $10.47, respectively. There were no restricted stock awards granted in the year ended December 31, 2006.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2007
Stock options outstanding	1,211
Awards outstanding	11
Authorized for future grant under 2005 Plan	3,148

4,370

The company recorded expense of $0.4 million, $0.1 million and $0.04 million in 2007, 2006 and 2005, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The components of the provision (benefit) for income taxes are presented in the following table (in thousands):

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Current:
Federal	$77	$(41)	$48	$—
State	150	—	—	—
Foreign	310	28	2	2

Total current benefit (provision)	537	(13)	50	2

Deferred:
Federal	116	155	(2,481)	—
State	25	33	(594)	—
Foreign	(88)	95	(14)	—

Total deferred benefit (provision)	53	283	(3,089)	—

Total benefit (provision)	$590	$270	$(3,039)	$2

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	Successor	Successor	Successor	Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(34.0)%
Adjustments for tax effects of:
State taxes, net	(5.1)%	(3.0)%	(2.4)%	(3.7)%
In-process research and development	—%	—%	6.8%	—%
Stock-based compensation	(0.3)%	12.1%	2.9%	5.4%
Foreign tax	1.4%	1.2%	(1.1)%	1.1%
Fair value change of put option	—%	1.1%	2.9%	—%
Other	3.5%	2.6%	1.2%	0.9%
Valuation allowance	38.5%	22.0%	5.5%	30.4%

	3.0%	1.0%	(19.2)%	0.1%

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowances and reserves	$152	$400
Accrued expenses	2,236	1,876
Inventory reserves	3,009	2,764
Net operating loss carryforwards	9,913	5,140
Property and equipment	1,181	(56)
Income tax credit carryforwards	41	41

	16,532	10,165
Valuation allowance	(13,793)	(6,498)

Total deferred tax assets, net of valuation allowance	2,739	3,667

Deferred tax liability:
Intangible assets	3,075	3,950

Total deferred tax liabilities	3,075	3,950

Net deferred tax liabilities	$(336)	$(283)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years. As of December 31, 2007, a valuation allowance of $13.8 million has been established against the net deferred tax assets as realization is uncertain. Deferred tax liabilities associated with tax goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite.

The Company adopted the provisions of FIN No. 48, on January 1, 2007. As a result of the implementation of FIN No. 48, the Company decreased its deferred tax assets related to net operating loss (“NOL”) carryforwards, and offsetting valuation allowance, by approximately $0.4 million, with no net impact to the Audited Consolidated Financial Statements. As of January 1, 2007, the date of adoption, the Company’s unrecognized tax benefits totaled $1.0 million exclusive of associated interest and penalties. Of this total, $0.1 million of the unrecognized tax benefits, if recognized, will affect the effective tax rate and $0.5 million, if recognized, will reduce goodwill. The remaining unrecognized tax benefits, if recognized, will not affect the effective tax rate due to the valuation allowance recorded against the deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$1,017
Additions based on tax positions related to the current year	504
Additions based on tax positions of prior years	53

Balance at December 31, 2007	$1,574

The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $0.1 million for the payment of interest and penalties on January 1, 2007. To the extent not assessed with respect to the uncertain tax positions, $0.1 million of this total will be reflected as a reduction of goodwill. During the year ended December 31, 2007, there were no significant changes in the accrued interest and penalties.

At December 31, 2007, the Company had net operating loss carryforwards of $25.6 million and $23.9 million, for federal and states, respectively, expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre- and post-initial public offering) which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s NOL and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position under FIN No. 48 may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

12. Restructuring

Relocation of Biologics Distribution Center

In the second quarter of 2007, the Company announced the relocation of its Massachusetts biologics distribution center to Carlsbad, California, the location of the Company’s corporate headquarters. The Company completed the relocation in the fourth quarter of 2007. The Company recorded an aggregate of $0.5 million in the second and third quarters of 2007 for contract termination expenses in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Cost Reduction Plan

In August 2007, the Company announced a cost-reduction plan that resulted in the elimination of nine percent of all positions throughout the organization. The Company recorded a $0.4 million severance expense charge in the third quarter of 2007.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Employee Retirement Plans

The Predecessor had a 401(k) Plan for the benefit of its employees. The 401(k) Plan covered all eligible employees. All employees who had a minimum of six months of service could elect to contribute to the 401(k) Plan up to 20% of their compensation to the annual maximum limit established by the IRS. The Predecessor did not make any contributions to the 401(k) Plan from inception to March 17, 2005. The Successor assumed the 401(k) Plan upon acquisition of the Predecessor and amended the 401(k) Plan on August 1, 2005 to reflect the following changes: (i) all eligible employees may participate in the plan immediately with no waiting period, (ii) the Successor may make discretionary matches to the 401(k) Plan of up to 4% of each individual’s compensation, and (iii) Successor match amounts are immediately vested. The Successor made matching contributions to the 401(k) Plan of $0.6 million, for both the years ended December 31, 2007 and 2006.

14. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in thousands, except per share data):

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$19,550	$18,820	$20,319	$21,342
Gross profit	12,669	11,984	12,940	12,614
Total operating expenses	15,281	12,534	18,308	23,770
Net loss	(2,674)	(703)	(5,578)	(11,247)
Net loss available to common stockholders	(2,674)	(703)	(5,578)	(11,247)
Basic and diluted net loss per common share (1)	(0.08)	(0.02)	(0.16)	(0.24)

	Year ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$18,029	$19,422	$17,358	$19,196
Gross profit	11,620	12,855	10,752	13,078
Total operating expenses	14,730	16,665	16,361	22,663
Net loss	(5,876)	(3,178)	(5,438)	(11,324)
Net loss available to common stockholders	(7,819)	(4,686)	(5,468)	(11,293)
Basic and diluted net loss per common share	(0.42)	(0.20)	(0.16)	(0.34)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

15. Subsequent Events

Real Property Leases

On February 28, 2008, the Company entered into a sublease agreement (the “Sublease”) for 76,693 square feet of office, engineering, research and development and warehouse and distribution space (“Building 1”). The term of the Sublease commences upon delivery of the Building 1 premises (currently scheduled for May 1, 2008)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and ends on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by the Company is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent is abated for months one through seven of the Sublease. Under the Sublease, the Company is required to provide the sublessor with a security deposit in the amount of approximately $93,500.

On March 4, 2008, the Company entered into another lease agreement (the “Lease”) for 73,480 square feet of office, engineering, research and development and warehouse and distribution space (“Building 2”). The Lease term is scheduled to commence on December 1, 2008 and ends on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, the Company is required to provide the lessor with a security deposit in the amount of $293,200.00, consisting of cash and/or one or more letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company.

Expandable VBR License Agreement and Consulting Agreement

On March 10, 2008, the Company, Alphatec Spine and Stout Medical Group LP (“Stout”) entered into a License Agreement (the “License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the License Agreement include: (1) a $500,000 cash payment payable following the execution of the License Agreement; (2) the issuance of $500,000 of shares of the Company’s common stock following the execution of the License Agreement; (3) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (4) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009.

On March 10, 2008 the parties to the License Agreement entered into a Consulting Development Agreement (the “Consulting Agreement”) related to Stout’s development of certain technology to be used in conjunction with the Expandable VBR Technology. The financial terms of the Consulting Agreement include: (1) a $500,000 cash payment payable in ten equal monthly installments, with the first payment being payable following the execution of the Consulting Agreement; (2) the issuance of $500,000 in restricted shares of the Company’s common stock, with such shares only vesting to Stout if certain development milestones are achieved; and (3) a royalty payment based on net sales of products for which a royalty is not due pursuant to the License Agreement. In the event that Stout is unable to achieve certain development milestones Stout must repay the cash payment described above to Alphatec Spine, together with interest.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Reserve for bad debt (1)	Reserve for excess and obsolete inventories (2)
	(In thousands)
Balance at December 31, 2004	$160	$3,336
Provision	631	5,315
Write-offs and recoveries, net	(7)	—

Balance at December 31, 2005	784	8,651
Provision	174	3,027
Write-offs and recoveries, net	(338)	(1,364)

Balance at December 31, 2006	620	10,314
Provision	(351)	1,175
Acquisition	5	—
Foreign exchange impact	—	387
Write-offs and recoveries, net	(89)	(1,768)

Balance at December 31, 2007	$185	$10,108

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.