Form 10-K/A
period 2007-12-31
Alphatec Holdings, Inc.
filed 2008-04-29
CIK 1350653

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

ALPHATEC HOLDINGS, INC.

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2007

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 17, 2008, or the Original Filing. The purpose of this Amendment is to include certain information required by Part III of the Annual Report on Form 10-K that was omitted from Part III of the Original Filing because it was to be incorporated by reference to our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because our definitive Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2007, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment contains the information that was previously omitted from Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer have reissued their certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to Alphatec Holdings, Inc. and our subsidiaries.

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

As of April 20, 2008, our board of directors, or the Board, consisted of nine directors: Mortimer Berkowitz III, John H. Foster, R. Ian Molson, Stephen E. O’Neil, Stephen H. Hochschuler, M.D., James R. Glynn, Richard Ravitch, Rohit M. Desai and Dirk Kuyper.

Set forth below are the names of our directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age
Mortimer Berkowitz III	54
John H. Foster	64
R. Ian Molson (1)(2)(3)	53
Stephen E. O’Neil (1)(2)(3)	75
Stephen H. Hochschuler, M.D.	65
James R. Glynn (1)	61
Richard Ravitch	74
Rohit M. Desai	69
Dirk Kuyper, President and CEO	51

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Mortimer Berkowitz III has served as Chairman of the Board of us and Alphatec Spine since April 2007. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002, the positions of managing director and member of the Board of Managers of HealthpointCapital, LLC since its formation in July 2002 and the position of President of HealthpointCapital, LLC since February 2005. Prior to joining HealthpointCapital, LLC, Mr. Berkowitz was managing director and co-founder of BPI Capital Partners, LLC, a private equity firm founded in 1990. Prior to 1990, Mr. Berkowitz spent 11 years in the investment banking industry with Goldman, Sachs & Co., Lehman Brothers Incorporated and Merrill Lynch & Co. He is a director of BioHorizons, Inc., a dental implant company, and Scient’x S.A., a French spinal implant company, both of which are portfolio companies of HealthpointCapital, and on the Leadership Council of the Harvard School of Public Health. He received a B.A. degree from Harvard College and an M.B.A. from the Columbia Graduate School of Business.

John H. Foster has served as a Director of us and Alphatec Spine since March 2005. From March 2005 until April 2007 Mr. Foster served as the Chairman of our Board of Directors. From December 2006 until June 2007, he served as the President and CEO of us and our subsidiary, Alphatec Spine. From October 2006 until December 2006, he served as the Executive Chairman of us and our subsidiary, Alphatec Spine. Mr. Foster also served as CEO of us and our subsidiary, Alphatec Spine, from March 2005 to October 2005. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and Chairman, CEO, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002 and the positions with HealthpointCapital, LLC since its formation in July 2002. He founded Foster Management Company and served as its Chairman and Chief

Executive Officer since 1972. From inception Foster Management Company managed seven private equity funds. Mr. Foster has served as Chief Executive Officer of most of Foster Management’s portfolio companies, including NovaCare, Inc., a physical rehabilitation services company. He is a Chairman of the Board of Directors of BioHorizons, Inc., a dental implant company, and a director of Scient’x S.A., a French spinal implant company, both of which are portfolio companies of HealthpointCapital, on the Dean’s Council at the Harvard School of Public Health, a Trustee of the Hospital for Special Surgery in New York, a Trustee of the Burke Rehabilitation Hospital, an Overseer of the Amos Tuck School of Business Administration, and formerly a Board Member of Avon, Inc. and Corning Incorporated. Mr. Foster received an M.B.A. from Amos Tuck School Dartmouth and a B.A. from Williams College.

R. Ian Molson has served as a Director of us and Alphatec Spine since July 2005. Mr. Molson has served as a Director of Cayzer Continuation PCC, an investment company, since September 2004. From June 1994 to May 2004, Mr. Molson served as Deputy Chairman for the Board, Chairman of the Executive Committee and as a member of the Audit and Financial Committee and the Human Resources and Corporate Governance Committee of Molson, Inc., a leader in the brewery industry. Between 1977 and 1997, he was employed by Credit Suisse First Boston in various capacities, including Managing Director. From 1993 to 1997, Mr. Molson served as Head of the Investment Banking Department in Europe, a position which encompassed corporate finance, corporate advisory, mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. Mr. Molson received a B.A. from Harvard College.

Stephen E. O’Neil has served as a Director of us and our Alphatec Spine since July 2005. In May 1991, he founded The O’Neil Group, which provides legal and financial advice to clients primarily in the areas of mergers and acquisitions, financings and corporate strategy, where he has served as the principal since its inception. Prior to that, Mr. O’Neil formed a law partnership with Paul Mishkin under the name Mishkin, O’Neil for the purpose of engaging in general corporate and business law. Prior to that, he co-founded two corporations, Syntro Corporation and NovaCare, Inc., which have since become public companies. Mr. O’Neil received a B.A. from Princeton University and an L.L.B. from Harvard Law School.

Stephen H. Hochschuler, M.D. has served as a Director of us and Alphatec Spine since October 2006. Dr. Hochschuler has been the Chairman of our Scientific Advisory Board since October 2005. Dr. Hochschuler is the Chairman and a Co-Founder of the Texas Back Institute and began serving as Chairman in 1980. Dr. Hochschuler has been an orthopedic surgeon specializing in spinal disorders since 1977 and his surgical practices are conducted in Plano, Texas and Phoenix, Arizona. Dr. Hochschuler is a founding member of the Board of the Spine Arthroplasty Society. He is an active member of the Texas Spine Society, the American Board of Spine Surgeons, the American Academy of Orthopedic Surgeons and the American Pain Society. Dr. Hochschuler received his M.D. from Harvard Medical School and his B.A. from Columbia College.

James R. Glynn has served as a Director of us and Alphatec Spine since April 2007. From January 2003 to July 2003, Mr. Glynn served as the President and interim Chief Executive Officer of Invitrogen Corp., a publicly held biotechnology company (Nasdaq: IVGN). Mr. Glynn retired from such positions in July 2003. From July 2002 to December 2002, Mr. Glynn was an Executive Vice President at Invitrogen Corp., and from June 1998 to June 2002, he served as Invitrogen Corp.’s Executive Vice President and Chief Financial Officer. From June 1998 to April 2006 Mr. Glynn served as a member of the board of directors of Invitrogen Corp. From July 1995 to May 1997, he served as Senior Vice President and Chief Financial Officer. From May 1997 to July 1999, he served as the as Chief Operating Officer, Chief Financial Officer and a member of the board of directors of Matrix Pharmaceutical, Inc., a company focusing on the treatment of cancer. Mr. Glynn holds a B.B.A. degree in accounting from Cleveland State University.

Richard Ravitch has served as a Director of us and Alphatec Spine since June 2007. Since 1996 Mr. Ravitch has served as a Principal of Ravitch Rice & Company LLC, and Chairman of Waterside Management Company. Mr. Ravitch is currently the Chairman of both the AFL-CIO Housing Investment Trust’s Board of Trustees, and the AFL-CIO Building Investment Trust’s Advisory Board. Mr. Ravitch’s other professional activities currently include service as Trustee of the Century Foundation and Trustee of Mount Sinai Medical Center, and he sits on the board of directors of Parsons Brinckerhoff Inc. During his professional career Mr. Ravitch has served as the Chairman of the New York State Urban Development Corporation, Chairman and CEO of the New York Metropolitan Transit Authority, Chairman and CEO of Bowery Savings Bank, a Director of the American Stock Exchange and President of the Player’s Relations Committee for Major League Baseball. Mr. Ravitch is a graduate of Columbia College and has an L.L.B. from Yale University School of Law. Mr. Ravitch is admitted to practice law in the State of New York.

Rohit M. Desai has served as a Director of us and Alphatec Spine, since January 2008. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm that manages the assets of various institutional clients. Prior to forming Desai Capital Management in 1984, Mr. Desai spent 20 years with Morgan Guaranty Trust, an affiliate of J.P. Morgan, where he managed an equity linked investment fund. Mr. Desai is also a director of Finlay Enterprises, Inc. (Nasdaq: FNLY), a company engaged in retail jewelry sales and Atlas Acquisition Holding Corp (Amex: AXG-WT), a special purpose acquisition company. Mr. Desai earned a B.S. from the University of Bombay, an M.S. from the University of North Carolina and an M.B.A. from Harvard Business School.

Dirk Kuyper has served as a Director of us and Alphatec Spine since January 2008. Mr. Kuyper has served as the President and CEO of us and our subsidiary, Alphatec Spine, since June of 2007. From 2004 to 2007, Mr. Kuyper served as the President of Aesculap, Inc. From 2001 to 2004, Mr. Kuyper served as the Executive Vice President and Chief Operating Officer at Aesculap Inc. From 1998 to 2001, Mr. Kuyper served as the Executive Vice President of Sales and Marketing at Aesculap Inc. From 1990 to 1998 Mr. Kuyper held various sales positions of increasing responsibility at Aesculap Inc. Mr. Kuyper served on active duty for four years in the U.S. Army where he achieved the rank of Captain. Mr. Kuyper holds a B.S. in Biology from the University of Miami and an Executive Education Certificate from the Graduate School of Sales and Marketing at Syracuse University.

Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market: R. Ian Molson, Stephen E. O’Neil, James R. Glynn, Richard Ravitch and Rohit M. Desai.

Committees of the Board and Meetings

Meeting Attendance. During the 2007 fiscal year, there were 16 meetings of our Board, and the various committees of the Board met a total of nine times. No director attended fewer than 75% of the total number of meetings of the Board or committees of the Board on which he served during the 2007 fiscal year.

Audit Committee. Our Audit Committee met five times during the 2007 fiscal year. This committee currently has three members, James R. Glynn (Chairman), R. Ian Molson and Stephen E. O’Neil. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Messrs. Molson and Glynn are each an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.alphatecspine.com.

Compensation Committee. Our Compensation Committee met three times during the 2007 fiscal year. This committee currently has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Compensation

Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our CEO, and shall conduct its decision-making process with respect to that issue without the presence of the CEO. All members of the Compensation Committee qualify as independent directors under the standards promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market. A copy of the Compensation Committee’s written charter is publicly available on our website at www.alphatecspine.com.

Nominating and Governance Committee. Our Nominating and Governance Committee did not meet during the 2007 fiscal year and has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Nominating and Governance Committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. All members of the Nominating and Governance Committee qualify as independent directors under the definition promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market. In lieu of having our Nominating and Governance Committee meet in 2007, all evaluations of prospective directors were made by the full Board. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2008 Annual Meeting of Stockholders, it must comply with the procedures set forth in our By-laws and give timely notice of the nomination in writing to our Secretary not less than 45 or more than 75 days prior to the date on which we first mail our proxy statement relating to our Annual Meeting of Stockholders to be held in 2008. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it must make such proposal for such candidate in writing, addressed to the Nominating and Governance Committee care of our Secretary at our principal offices. Submissions must be made by mail, courier or personal delivery and must contain the information set forth in our Nominating and Governance Committee Charter, which is available on our website at www.alphatecspine.com.

Shareholder Communications to the Board

Generally, shareholders who have questions or concerns should contact Gordon Bigler, our Vice President, Finance, Investor Relations and Corporate Communications, at 760-431-9286. However, any shareholder who wishes to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at 2051 Palomar Airport Road, Carlsbad, CA 92011. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquiries;

•	surveys; or

•	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

Set forth below is certain information regarding our principal executive officers and other executive officers who are not also directors. We have employment agreements with all of our executive officers. Other than with respect to Dirk Kuyper, our President and CEO, and Mitsuo Asai, the President of our subsidiary, Alphatec Pacific, Inc., all other executive officers are at-will employees.

Name	Age	Position
Steven M. Yasbek	54	Chief Financial Officer, Vice President and Treasurer
Stephen Lubischer	45	Vice President, Sales
Jens Peter Timm	34	Vice President, Research and Development
Kermit P. Stott	55	Vice President, Operations
Ebun S. Garner, Esq.	36	General Counsel, Vice President and Secretary
Mitsuo Asai	53	President, Alphatec Pacific, Inc.

Steven M. Yasbek has served as the Chief Financial Officer, Vice President and Treasurer of us and Alphatec Spine since October 2006. From January 2006 until October 2006, he served as the Vice President, Finance and Corporate Controller of us and our subsidiary, Alphatec Spine. From March 2004 to January 2006, Mr. Yasbek was Vice President, Corporate Controller of Remec, Inc. (OTCBB: REMC.OB), an international manufacturer of RF microwave products. From June 2000 to October 2002, Mr. Yasbek was Vice President, Corporate Controller, and Chief Information Officer for Paradigm Wireless Systems, a privately held, international manufacturer of RF power amplifiers. Mr. Yasbek is a certified public accountant and received a B.S. in Accounting and an M.B.A. from Loyola Marymount University.

Stephen Lubischer has served as the Vice President, Sales of us and Alphatec Spine since December 2006. From May 2005 to December 2006, Mr. Lubischer, was one of our and Alphatec Spine’s Regional Vice Presidents, Sales. From 1995 to May 2005, Mr. Lubischer held senior level sales positions at Interpore Cross International, a company that designs, manufactures and markets synthetic bone and tissue products and spinal implant devices. In his most recent position at Interpore Cross International, Mr. Lubischer served as the Eastern Vice President of Sales. Prior to joining Interpore Cross International, Mr. Lubischer also served as the Vice President, Sales for each of BIONX Implants and Immedica, Inc., both medical device companies. Mr. Lubischer received a B.A. in Communications from Boston College.

Jens Peter Timm has served as the Vice President, Research and Development of us and Alphatec Spine since February 2008. From 2004 until he joined us Mr. Timm served as Vice President of Research and Development at Applied Spine Technologies Inc. From 1999 to 2004, Mr. Timm served in various engineering and research and development capacities at Interpore Cross International, most recently as Director of Development, Anterior Fusion and Disc Systems. From 1997 to 1999, Mr. Timm served as a Development Engineer with Biomet, Inc. Mr. Timm is a charter member of the Spine Arthroplasty Society and earned a B.S. in Biomedical Engineering from Rensselaer Polytechnic Institute.

Kermit P. Stott has served as the Vice President, Operations of us and Alphatec Spine since September 2007. From 2005 until he joined us Mr. Stott was General Manager of Lean Operations for Edwards Lifesciences Corporation, a global medical device company that manufactured implants to treat cardiovascular disease. From 2001 to 2005, Mr. Stott served as Director of Operations at Interventional Technology, which was eventually acquired by Boston Scientific Corporation. From 1990 to 2001, Mr. Stott served as General Manager of Sulzer Dental, a subsidiary of Sulzer Medical. Mr. Stott served on active duty for five years in the U.S. Navy and retired with the rank of Commander in the U.S. Naval Reserves. Mr. Stott holds a B.S. in Operational Analysis from the United States Naval Academy, an M.A. in International Relations from University of San Diego, and an M.B.A. from Pepperdine University.

Ebun S. Garner, Esq. has served as the General Counsel, Vice President and Secretary of us and Alphatec Spine since August 2006. From September 2005 until August 2006, he served as the Vice President of Legal

Affairs and Compliance of us and Alphatec Spine. From August 2005 to September 2005, he served as the Vice President of Legal Affairs of us and Alphatec Spine. From July 2000 until August 2005, Mr. Garner was an associate at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. From September 1999 until July 2000, Mr. Garner was an associate at the law firm of Squadron, Ellenoff, Plesent and Sheinfeld, LLP. Mr. Garner is admitted to practice law in the State of New York. Mr. Garner received a B.A. in Economics from the University of Pennsylvania and a J.D. from New York University School of Law.

Mitsuo Asai has served as President of Alphatec Pacific, Inc., a wholly owned subsidiary of Alphatec Spine, since April 2008. From 2006 until he joined Alphatec Pacific, Mr. Asai was the President of Tokai Co., Ltd., a manufacturer of consumer goods. From 2002 to 2004, Mr. Asai served as General Manager and President of Virbac Japan Co., Ltd., a company that focused on veterinary pharmaceuticals and healthcare products. From 1998 to 2002, Mr. Asai served as President and CEO of Vital Link Corporation, a distributor of cardiovascular medical devices. From 1985 to 1996, Mr. Asai held various positions of increasing responsibility with Beckman Coulter, K.K., a manufacturer of biomedical testing instrument systems. Mr. Asai earned a B.A. in Law from Kyoto Ryukoku University in 1979.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

In 2007, compensation for our principal executive officer was determined by our Compensation Committee during the negotiation between Mr. Kuyper and us prior to his joining us in July 2007. Other than with respect to Messrs. Yasbek, Lubischer and Garner, whose salary for 2007 remained unchanged from each of their respective salaries for 2006, compensation for our other executive officers was determined during the negotiations between such executive and Mr. Kuyper, who subsequently obtained approval from the Compensation Committee prior to the execution of an agreement with each executive officer. In 2007, none of the members of our Compensation Committee or our Board was one of our employees or officers, other than Mr. Foster. Mr. Foster did not receive any compensation for his service as an employee in 2007. During 2007, none of our executive officers served as a member of the board of directors or compensation committee (or persons performing the equivalent functions) of any entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Certain of our directors and their affiliates have participated in transactions with us. For a detailed description of these transactions, see the “Certain Relationships and Related Transactions, and Director Independence” section below.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Board has reviewed and discussed the Compensation Discussion and Analysis, or CD&A, required by Item 402(b) of Regulation S-K, which appears elsewhere in this Annual Report, with our management. Based on this review and discussion, the compensation committee has recommended to the Board that the CD&A be included in our Annual Report.

MEMBERS OF THE COMPENSATION COMMITTEE:

Stephen E. O’Neil (Chairman)

R. Ian Molson

COMPENSATION DISCUSSION AND ANALYSIS

We have prepared the following CD&A to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives. Accordingly, our compensation arrangements must be competitive. The Compensation Committee’s intent is generally to target salaries, annual incentives and long-term incentive grant values at a range that is competitive with programs offered by other companies against whom we compete for personnel. The Compensation Committee’s decisions are based upon a philosophy of pay for performance, with an individual’s experience, potential and contribution to our business determining his or her actual compensation. The Compensation Committee administers the compensation programs for our executive officers, considering this competitive environment, but also believes that the compensation paid to our executive officers should be dependent upon our financial performance and the value that we create for our stockholders. For this reason, the Compensation Committee’s philosophy is to structure our compensation programs to provide meaningful incentives for the attainment of specific financial objectives and to reward those executive officers who make substantial contributions to the attainment of those objectives, and to link executive officer compensation with performance.

The Compensation Committee’s objectives are to:

•	attract, retain, and motivate talented executives responsible for the success of the organization;

•	provide compensation to executives that is externally competitive, internally equitable and performance-based; and

•

ensure that total compensation levels are reflective of company and individual performance and provide executives with the opportunity to receive above market total compensation for exceptional business performance.

Compensation Process and Benchmarking

Compensation Process

Pursuant to its charter, the Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our executive officers, including responsibility for evaluating and reporting to the Board on matters concerning management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy.

In 2007 and the first quarter of 2008, we hired several new executive officers, namely Mr. Kuyper, our President and CEO, Mr. Stott, our Vice President, Operations, Mr. Timm, our Vice President, Research and Development, and Mr. Asai, the President of Alphatec Pacific. With respect to each of such individuals, their compensation for 2008 was determined during arms-length negotiations either with the Compensation Committee, which is the case with respect to Mr. Kuyper, or with Mr. Kuyper, which is the case with respect to the other newly hired executives. With respect to all of such hires, the Compensation Committee approved the compensation terms set forth in such individual’s employment agreement prior to their hire.

Accordingly, beginning in 2008, the processes followed by the Compensation Committee in setting executive compensation have changed. As requested by the Compensation Committee, our President and CEO

presents individual performance review summaries, proposed annual salary increases and long-term incentive grant recommendations for the other executive officers to the members of the Compensation Committee. The Compensation Committee reviews the information and either approves the recommendation or makes changes at its discretion. The Compensation Committee makes its own assessment of Mr. Kuyper based on our financial performance, his compensation compared to comparable CEOs, the components of his compensation and his total compensation level. The Compensation Committee then approves Mr. Kuyper’s compensation or makes changes at its discretion.

The Compensation Committee does not maintain formal, written executive compensation policies. Our President and CEO, working with our Vice President, Human Resources and our General Counsel, Vice President and Secretary engaged a consultant in 2008 as described below under “Benchmarking” and plans to continue using a consultant with respect to the recommendations he makes to the Compensation Committee. Except to the extent described under “Benchmarking,” the Compensation Committee has not relied on formulas or specific analysis in determining levels and mixes of compensation but rather has relied on its members’ subjective but reasonable, good faith judgment based on their years of experience both with us and with other companies they have been involved with in their professional careers.

In both 2007 and 2008, our Chief Operating Officer and President and CEO, respectively, provided recommendations to the Compensation Committee regarding financial goals and criteria for our annual bonus plans. These criteria and targets were based upon our operating plan for each fiscal year, as approved by the Board. After his hiring in June of 2007, Mr. Kuyper provided revised criteria to the Compensation Committee. For 2007 and 2008, the corporate performance metrics under the bonus plan as approved by the Compensation Committee included attainment of adjusted EBITDA and revenue targets.

Benchmarking

2007 Benchmarking

Due to the fact that several members of our executive officers joined us in 2007 we did not take part in any formal benchmarking process with respect to executive compensation for fiscal 2007. Each of the executive officers that joined us after June 2007, Messrs. Kuyper, Stott, Timm and Asai, each negotiated their employment terms in an arms-length transaction with us, and with respect to each of them, their compensation was approved by the Compensation Committee prior to the execution of their employment agreement. During 2007, the executive officers that were employed by us in 2006, Messrs. Yasbek, Lubischer, and Garner, did not receive raises from their respective 2006 base salaries.

2008 Benchmarking

In 2008, Mr. Kuyper, acting in concert with our Vice President, Human Resources and our General Counsel retained the compensation advisory firm Remedy, LLC, or Remedy, to assist the Compensation Committee in structuring our executive compensation policies and plans for 2008, focusing on total cash compensation (base salary plus annual cash incentives) and long-term equity incentives. Under this system, Mr. Kuyper assigns a total target compensation range to a particular executive officer after considering various factors under the major categories of job demands, knowledge, level of responsibility and the total target compensation paid by our peer group. Mr. Kuyper used input from Remedy in assigning total target compensation amounts in 2008, and we anticipate that a similar exercise will be employed in the future. With respect to our executive officers, all of Mr. Kuyper’s total target compensation recommendations are reviewed and approved by the Compensation Committee.

Remedy evaluated the total targeted compensation of our executive officers by comparing our information to published compensation survey data from companies in our industry or similar industries with annual revenues similar to those of ours, which peer group included the following companies: Nuvasive, Orthofix, Trans1,

Exactech, Symmetry Medical, Orthovita, Osteotech, RTI Biologics, Wright Medical Group, Cynosure, Staar Surgical, Symetry Medical and Volcano Corp. In addition, Remedy also included in its analysis information derived from the Radford Global Life Sciences Compensation Survey for companies with a number of employees that is similar to ours. The survey data included information on job duties, and target and actual total compensation at the median and 75th percentiles. Mr. Kuyper and the Compensation Committee generally consider total targeted compensation to be within the market competitive range if total targeted compensation was between the median and 75th percentile.

Elements of Compensation and How Each Element is Chosen

As indicated above, compensation elements for our executive officers are designed to attract and retain individuals with exceptional ability for these key roles in a very competitive market for such talent. Certain elements of compensation serve other important interests. For example, annual incentive pay is designed to motivate the executive officers to attain our vital short-term goals. Long-term incentive pay in the form of equity awards vesting over a number of years aligns the executive officer interest with that of shareholders in seeing long-term increases in the value of our shares. The main compensation elements for our executive officers (salary, annual incentive, long-term incentive, and other benefits and perquisites) are described in more detail below.

For fiscal year 2007 each executive officer’s compensation generally consisted of three elements: (i) base salary, (ii) cash bonus based upon our attainment of pre-established objectives; and (iii) long-term stock-based incentive awards designed to align the interests between our executive officers and our shareholders.

At the time of the hiring of any executive officer, initial base salary, the percentage of base salary that shall be the target amount for cash bonus awards and an initial equity grant have been negotiated between such officer and us. Generally, such negotiations are conducted by our President and CEO on our behalf. The Compensation Committee approves the final compensation package. Such compensation was determined based upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we are competitive for personnel, but were not established based upon any formal survey or other comparative data.

The Compensation Committee was responsible for negotiating the compensation package for Mr. Kuyper. In anticipation of such negotiations, the Compensation Committee requested an independent consultant, Russell Reynolds Associates, to provide competitive compensation levels for a newly-hired president and chief executive officer at companies with which we are competitive for personnel. The compensation data included data regarding base salary, cash bonuses and new hire equity grants. Russell Reynolds Associates also examined survey data as well as proxy data to determine competitive terms relating to payments on severance of employment, and termination as a result of a change in our control, and provided advice on reasonable and customary provisions included in such agreements.

Base Salaries

Starting in 2008, each fiscal year, the President and CEO reviews the base salaries of the executive officers and determines whether any changes are appropriate for the next fiscal year. During such review, the President and CEO take multiple factors into consideration. Base salaries of the executive officers are targeted at a competitive market median on a job-by-job basis with individual variations explained by differences in experience, skills and sustained performance. In addition, Mr. Kuyper commissioned a survey to determine the competitive position of our compensation levels, and targeted base salary for each executive officer at least the median percentile, depending on the specific position, of the compensation of similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives. Following such evaluation, the President and CEO makes recommendations to the Compensation Committee for such executive’s compensation for such fiscal year. Based on such evaluation, for fiscal 2008 the following executives received the following new base salaries, effective May 2008: $225,000 for Mr. Stott and $230,000 for Mr. Garner. The Compensation Committee conducts a review of Mr. Kuyper’s annual compensation package.

Annual Incentive Compensation

Executive officers are eligible for incentive compensation annually under our non-shareholder-approved bonus plan. Within this plan, the Compensation Committee establishes annual incentive compensation that is based upon target awards expressed as a percentage of each executive’s base salary. Payments under the bonus plan are determined based upon our performance against pre-established financial targets.

Under the bonus plan approved in both 2007 and 2008, cash bonuses are paid to executive officers based upon our achievement of certain revenue and financial targets. The performance of executive officers is measured against established revenue and financial targets, in accordance with the operating plan for each respective fiscal year that was approved by the Board of Directors. Mr. Lubischer’s bonus targets are based upon revenue targets to a larger extent than the other executive officers. Under the bonus plan approved in the first fiscal quarter of 2007 executives were eligible for quarterly bonuses and an annual bonus, each of which was payable upon our achievement of certain quarterly and annual revenue and financial targets. As a result, a bonus was paid following the first quarter of 2007. After the hiring of Mr. Kuyper in June 2007 the Compensation Committee, at the request of Mr. Kuyper, changed the 2007 bonus plan so that it would be solely based upon the achievement of annual revenue and financial targets. Once again, Mr. Lubischer’s bonus targets were based upon revenue targets to a larger extent than the other executive officers. The annual bonus payments paid under the 2007 bonus plan were paid following the public release of our 2007 results, which occurred in February 2008 as a result of us achieving certain revenue and adjusted EBITDA targets. This practice continued in 2008 as the 2008 bonus plan does not provide for quarterly bonus payments. We anticipate paying any bonus payments related to the 2008 bonus plan following the public release of our 2008 annual results, which will occur in the first quarter of 2009.

Extraordinary Bonuses

In addition to the bonus plan described above, the Compensation Committee may agree to grant a bonus to specific employees, including the executive officers, in recognition of extraordinary service to us. The Compensation Committee grants such extraordinary bonuses as it deems appropriate to retain high quality executives to serve as our employees.

In 2007, the Compensation Committee approved paying Mr. Kuyper 50% of his annual target bonus for his performance during 2007. This bonus was in lieu of Mr. Kuyper receiving the bonus that was payable to him pursuant to our 2007 bonus plan. This bonus was payable to Mr. Kuyper for his demonstrated leadership during the past fiscal year, and in recognition of the extraordinary amount of additional work required in connection with the position of President and CEO in 2007.

In the second quarter of 2007 Stephen Lubischer was also paid a one-time bonus of $19,250 in connection with him assuming the role of Vice President, Sales in the fourth quarter of 2006.

Equity Compensation Awards

Equity compensation has traditionally been an important element of our executive compensation program, aligning the interests of our executives with those of our stockholders. Because the value of the equity awards will increase only when we perform and increase stockholder value, the grant of such equity awards provides long-term incentives to the recipients thereof, including our executive officers. These awards not only serve to align the executives’ interests with those of the stockholders over an extended period of time, but because they also generally are subject to vesting in connection with continued service to us over a specified period of time, these awards serve as an additional retention mechanism. The Compensation Committee believes that both of these elements are important factors in executive compensation.

New Hire Grants

Generally, we grant equity awards to our new employees, including our executive officers, in connection with the start of their employment. At the time of the hiring of any executive officer, equity compensation generally is negotiated between such officer and us. Generally, such negotiations are conducted by our President and CEO on our behalf. The Compensation Committee approves such negotiated equity compensation for newly hired executive officers. Such compensation was determined based upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we are competitive for personnel, but were not established based upon any formal survey or other comparative data. In addition, the President and CEO often adjusts such initial equity compensation grants as deemed appropriate to attract or retain specific candidates based on their experience, knowledge, skills and education and our needs. Other than with respect to the restricted stock granted to Mr. Kuyper, which vests quarterly over the course of four years, annual equity grants made to executive officers vest annually over either four or five years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us. In 2007 and 2008 the following new hire equity grants were made following the promotion or hiring of an executive officer: 690,000 shares of restricted common stock to Mr. Kuyper, incentive stock options to purchase 7,160 shares to Mr. Lubischer, 30,000 shares of restricted common stock to Mr. Stott, incentive stock options to purchase 75,000 shares to Mr. Timm, and incentive stock options to purchase 75,000 shares to Mr. Asai.

Annual Equity Grants

Starting in 2007 we granted each executive officer an additional stock option grant on an annual basis, with the goal of providing continued incentives to retain strong executives and improve corporate performance. In July 2007, the President and CEO made a recommendation to our Compensation Committee regarding whether any equity incentive grant was appropriate for an executive officer and the amount of such grant. The Compensation Committee approves such annual incentive equity grant for executive officers. In reaching their decision the President and CEO and the Compensation Committee considered each individual’s experience, the scope of such individual’s responsibilities, his or her performance in the applicable role, and his or her expected future contribution to our goals and stockholder value, in deciding to make grants for fiscal 2007. In July 2007 each of Messrs. Yasbek, Lubischer and Garner received incentive stock options to purchase 20,000 shares of our common stock as part of an incentive stock option grant that was made to all key employees. The amount of the grant was determined after consultation with a compensation consultant so as to ensure that the grants were comparable to similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives.

Merit based annual equity grants made to executive officers generally vest annually over the four years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us.

Other Compensation

We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance, an employee stock purchase plan, and a 401(k) plan. We make matching contributions to all employees, including our executive officers with respect our 401(k) plan. We also provide our President and CEO and all sales employees, including Mr. Lubischer, with a monthly automobile allowance. In particular circumstances we also utilize cash signing bonuses when certain executives and senior non-executives join us. Such cash signing bonuses are typically repayable in full to us if the recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we have paid and will consider paying cash bonuses to compensate for amounts forfeited by an executive upon terminating prior employment. In addition, we may assist with certain expenses associated with an executive joining and maintaining their employment with us. For example, in 2007, we reimbursed our President and CEO for certain housing costs and/or expenses for relocation and in 2008 we agreed to reimburse our Vice President, Research and Development for similar expenses. We have also provided reimbursement compensation for the taxes associated with these benefits. We believe these forms of compensation create additional incentives for an executive to join us in a position where there is high market demand. These forms of compensation are typically structured to not exceed certain monetary amounts and/or time periods.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our current and former Chief Executive Officers, our current Chief Financial Officer, our two other most highly compensated executive officers on December 31, 2007 and two former executive officers, each of whose total compensation exceeded $100,000. We refer to these executive officers as our “Named Executive Officers” elsewhere in this report.

Name and Principle Position	Year	Salary		Bonus (5)		Stock Awards (6) (7)		Option Awards (6)			All other Compensation			Total
Dirk Kuyper (1) President and Chief Executive Officer	2007		$175,000		$175,000		$319,743		$—			$283,850	(9)		$953,593

John H. Foster (2) Former President, Chief Executive Officer and Chairman of the Board	2007 2006	$ $	— —	$ $	— —	$ $	— —	$ $	— —		$ $	— —		$ $	— —

Steven M. Yasbek Chief Financial Officer, Vice President and Treasurer	2007 2006	$ $	216,347 170,173	$ $	44,183 12,038	$ $	— —	$ $	44,295 23,304		$ $	8,891 6,807	(10) (10)	$ $	313,716 212,322

Ebun S. Garner, Esq. General Counsel, Vice President and Secretary	2007		$206,731		$52,775		$55,763		$9,393			$8,060	(11)		$332,722

Stephen Lubischer Vice President, Sales	2007 2006	$ $	264,424 275,000	$ $	123,750 30,000	$ $	82,713 82,713	$ $	7,102 —		$ $	41,667 26,211	(12) (12)	$ $	519,656 413,924

Steven Reinecke (3) Former, Chief Technology Officer and Vice President	2007 2006	$ $	195,051 216,154	$ $	7,746 26,338	$ $	94,525 118,807	$ $	(2,960 2,867	)(8)	$ $	290,506 82,019	(13) (13)	$ $	584,868 446,185

Maxwell R. Simmonds (4) Former, Senior Vice President and Chief Operating Officer	2007		$193,545		$10,383		$—		$(9,977	)(8)		$381,805	(14)		$575,756

(1)	Mr. Kuyper joined us as our President and CEO in June 2007.
(2)	Mr. Foster served as our President and CEO from December 2006 through June 2007.
(3)	Mr. Reinecke served as our Vice President, Research and Development from October 2005 through August 2006 and our Chief Technology Officer and Vice President from August 2006 through November 2007.
(4)	Mr. Simmonds served as our Senior Vice President and Chief Operating Officer December 2006 through September 2007.
(5)	The bonus amounts in this column reflect actual amounts earned in 2006 and 2007 and paid during the current and following fiscal years pursuant to the respective employees’ employment agreements.
(6)

The value of the stock and option awards has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information about the assumptions used to determine the fair value of the stock and option awards and all forfeitures during the year, see Note 10 in the Notes to Financial Statements contained in our Annual

Report on Form 10-K filed with the SEC on March 17, 2008. Our executive officers and former executive officers will not realize the value of the option awards in cash until these awards are exercised and the underlying shares are subsequently sold.

(7)	We recognized $754,264 in stock compensation expense during 2007 for the vesting of shares granted to the executives according to their employment contracts. Upon termination in 2007, Mr. Reinecke forfeited 26,775 shares of restricted stock that had been granted on October 17, 2005 that was repurchased by us during 2007.
(8)	Upon termination in 2007, Mr. Reinecke forfeited 23,000 unvested shares of stock options that had been granted on August 17, 2006 and August 22, 2007. Upon his termination in 2007, Mr. Simmonds forfeited 125,000 shares of unvested stock options that had been granted on October 24, 2006.
(9)	All other compensation for Mr. Kuyper includes (a) $225,460 for costs related to the sale of Mr. Kuyper’s home, (b) relocation expenses of $20,301, (c) temporary housing costs of $18,277, (d) automobile allowances of $6,000, (e) tax gross-ups on relocation and temporary housing reimbursements of $7,432 and (f) our 401(K) contributions of $6,380.
(10)	All other compensation for Mr. Yasbek includes our 401(K) contributions of $8,891 for 2007 and $6,807 for 2006.
(11)	All other compensation for Mr. Garner includes our 401(K) contributions of $8,060.
(12)	All other 2007 compensation for Mr. Lubischer includes (a) a lump sum merit award of $19,250, (b) auto allowance of $8,250 and (c) our 401(K) contributions of $14,167. All other 2006 compensation for Mr. Lubischer includes (a) paid-in-kind, or PIK dividend on restricted share awards related to our initial public offering, or IPO, in paid equity of $11,312, (b) PIK dividend on restricted shares awards related to the IPO paid in cash of $6,099 and (c) our 401(K) contributions of $8,800.
(13)	All other 2007 compensation for Mr. Reinecke includes (a) severance paid in 2007 of $30,911, (b) severance accrued in 2007 and to be paid in 2008 of $204,089, (c) healthcare related benefits of $17,585, (d) tax gross-ups on healthcare related benefits of $13,132, (e) accrued vacation payout of $15,890 and (f) our 401(K) contributions of $8,899. All other 2006 compensation for Mr. Reinecke includes (a) PIK dividend on restricted share awards related to the IPO in paid equity of $9,418, (b) PIK dividend on restricted shares awards related to the IPO paid in cash of $5,078 (c) housing allowances of $16,889, (d) furniture allowances of $10,484, (e) relocation allowances of $30,000, (f) car service allowances of $1,350 and (g) our 401(K) contributions of $8,800.
(14)	All other compensation for Mr. Simmonds includes (a) severance paid in 2007 of $115,397, (b) severance accrued in 2007 to be paid in 2008 of $199,603, (c) healthcare related benefits of $15,761, (d) tax gross-ups on healthcare related benefits of $8,770, (e) accrued vacation payout of $20,227, (f) additional severance upon the execution of a release agreement of $10,500, (g) auto allowance of $800 and (h) our 401(K) contributions of $10,747.

Grants Of Plan-Based Awards

The following table sets forth information regarding grants of stock option awards made to our Named Executive Officers during the fiscal year ended December 31, 2007.

Name	Grant Date	Approval Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Closing Market Price on Date of Grant of Option Awards (1)	Grant Date Fair Value of Stock and Option Awards (2)
John H. Foster	—		—	—		—	$—	$—
Dirk Kuyper	7/2/2007	6/1/2007	690,000	—		—	$3.72	$2,566,800
Steven M. Yasbek	8/22/2007	8/15/2007	—	20,000		$3.93	$3.90	$42,578
Ebun S. Garner, Esq.	8/22/2007	8/15/2007	—	20,000		$3.93	$3.90	$42,578
Steven Reinecke	8/22/2007	8/15/2007	—	15,000	(3)	$3.93	$3.90	$31,934
Stephen Lubischer	8/22/2007	8/15/2007	—	20,000		$3.93	$3.90	$42,578
Stephen Lubischer	1/10/2007	1/10/2007	—	7,160		$3.53	$3.61	$16,893

(1)	The exercise price represents the fair market value of our common stock on the date of the grant, which is the closing price of our common stock on the date prior to the date of the grant as reported on the Nasdaq Global Market for grants after June 2, 2006, the date of our initial public offering in accordance with the definition of fair market value set forth in our 2005 Stock Plan.
(2)	The value of the stock and option awards has been computed in accordance with Statement of Financial Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period. For more information about the assumptions used to determine the fair value of the stock and option awards during the year, see Note 10 in the Notes to Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2008. Our executive officers and former executive officers will not realize the value of the option awards in cash until these awards are exercised and the underlying shares are subsequently sold.
(3)	Upon termination in November 2007, Mr. Reinecke forfeited these unvested stock options that were granted on August 22, 2007.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

During 2007 we did not have an employment agreement with John H. Foster.

In June 2007 we and Alphatec Spine, entered into an employment with Dirk Kuyper, pursuant to which Mr. Kuyper agreed to serve as our President and CEO. Pursuant to the agreement, the term of Mr. Kuyper’s employment is from July 2, 2007 (or sooner if agreed upon by us and Mr. Kuyper) until July 1, 2011. Pursuant to the agreement Mr. Kuyper will receive an initial annual base salary of $350,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 100% of his annual base salary for such year, with the payment of such bonus based on Mr. Kuyper’s achievement of performance objectives established by the our Board of Directors each fiscal year. Pursuant to the agreement, we granted Mr. Kuyper 690,000 shares of restricted common stock. So long as Mr. Kuyper continues to be employed by us, the restricted stock awarded to him will vest and become non-forfeitable in 16 equal tranches beginning on the date that is three months after the initiation of his employment and every three months thereafter. In addition, upon a change of control of us that occurs during his employment, any unvested shares of his restricted stock shall become fully vested. The agreement also provides for the reimbursement of up to $1,000 per month for automobile-related expenses. Pursuant to the Agreement, we agreed to reimburse Mr. Kuyper for up to $270,000 of costs related to his relocation to Carlsbad, California.

In October 2006, we and Alphatec Spine entered into an employment agreement with Steven M. Yasbek, pursuant to which Mr. Yasbek agreed to serve as our Chief Financial Officer, Vice President and Treasurer. Pursuant to the agreement Mr. Yasbek will receive an initial annual base salary of $225,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 40% of his annual base salary for such year, with the payment of such bonus based on Mr. Yasbek’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year. Pursuant to the agreement, we granted Mr. Yasbek options to purchase up to 37,910 shares of our common stock at an exercise price equal to the fair market value on the day prior to the grant date. The options will vest annually in five equal tranches beginning on the first anniversary of the grant date. In addition, all of the options shall become fully vested upon a change of control.

In December 2006, we and Alphatec Spine entered into an employment agreement with Stephen Lubischer, pursuant to which Mr. Lubischer agreed to serve as our Vice President, Sales. Pursuant to the agreement Mr. Lubischer will receive an initial annual base salary of $275,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Lubischer’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year. The Board increased this bonus percentage to 85% for the 2007 fiscal year in order to provide an additional performance incentive to Mr. Lubischer. Pursuant to the agreement, we granted Mr. Lubischer options to purchase up to 7,160 shares of our common stock at an exercise price equal to the fair market value on the day prior to the grant date. The options will vest annually in five equal tranches beginning on the first anniversary of the grant date. In addition, all of the options shall become fully vested upon a change of control.

In August 2006, we and Alphatec Spine entered into an employment agreement with Ebun S. Garner, Esq., pursuant to which Mr. Garner agreed to serve as our General Counsel, Vice President and Secretary. Pursuant to the agreement Mr. Garner will receive an initial annual base salary of $215,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Garner’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year.

In September 2007, we and Alphatec Spine entered into an employment agreement with Kermit P. Stott, pursuant to which Mr. Stott agreed to serve as our Vice President, Operations. Pursuant to the agreement Mr. Stott will receive an initial annual base salary of $210,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Stott’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year. Pursuant to the agreement, we granted Mr. Stott 30,000 shares of our restricted common stock. The restricted stock vests annually in four equal tranches beginning on the first anniversary of the grant date. In addition, all of the restricted common stock shall become fully vested upon a change of control.

In February 2008, we and Alphatec Spine entered into an employment agreement with Jens Peter Timm, pursuant to which Mr. Timm agreed to serve as our Vice President, Research and Development. Pursuant to the agreement Mr. Timm will receive an initial annual base salary of $225,000 and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 50% of his annual base salary for such year, with the payment of such bonus based on Mr. Timm’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year. The agreement also provides for reimbursement of reasonable expenses incurred or paid by Mr. Timm in connection with his relocation to Carlsbad, California. Pursuant to the agreement, we granted options to purchase up to 75,000 shares of our common stock at an exercise price equal to the fair market value on the grant date. The options will vest annually in four equal tranches beginning on the first anniversary of the grant date. Pursuant to the Agreement we have also agreed to issue options to purchase an additional 50,000 shares of our common stock upon the satisfaction of certain conditions. In addition, all of the options shall become fully vested upon a change of control.

In February 2008, we and Alphatec Spine entered into an employment agreement with Mitsuo Asai, pursuant to which Mr. Asai agreed to serve as the President of Alphatec Spine’s subsidiary, Alphatec Pacific, Inc., or Alphatec Pacific. The agreement has a term of two years. Pursuant to the agreement Mr. Asai will receive an initial annual base salary of 26,000,000 yen and he is eligible to receive an incentive bonus each fiscal year in an amount equal to 35% of his annual base salary for such year, with the payment of such bonus based on Mr. Asai’s achievement of annual performance objectives established by the Board at the beginning of each fiscal year. Pursuant to the agreement, we granted options to purchase up to 75,000 shares of our common stock at an exercise price equal to the fair market value on the grant date. The options will vest annually in four equal tranches beginning on the first anniversary of the grant date. Pursuant to the Agreement we have also agreed to issue options to purchase an additional 65,000 shares of our common stock upon the satisfaction of certain conditions. In addition, all of the options shall become fully vested upon a change of control. Pursuant to the agreement we pay up to 4,000,000 yen per year to provide Mr. Asai with a furnished corporate apartment in Tokyo, Japan. Mr. Asai also has a monthly travel allowance of 70,000 yen, provided that such amounts are used for travel between Tokyo, Japan and Mr. Asai’s home in Osaka, Japan. We also reimburse Mr. Asai for an annual premium associated with Mr. Asai’s purchase of a workmen’s accident compensation insurance policy.

All option awards granted to our Named Executive Officers were granted pursuant to our 2005 Stock Plan and vest annually from the grant date in either four or five equal installments of 25% or 20%, respectively. All option grants have a term of ten years. All option grants that were issued prior to December 13, 2007 have an exercise price equal to the closing price of our common stock on the day prior to the date of grant. All option grants that were issued after December 13, 2007 have an exercise price equal to the closing price of our common stock on the date of grant. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2007.

		Option Awards (1)			Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Unearned Shares or Units That Have not Vested (#)	Market Value of Shares or Units That Have not Vested (3)
John H. Foster	—	—	$—	—	—	$—
Dirk Kuyper	—	—	—	—	646,875	3,260,250
Steven M. Yasbek	400	1,600	$8.07	06/19/16	—	—
Steven M. Yasbek	2,142	8,568	$4.76	02/20/16	—	—
Steven M. Yasbek	7,582	30,328	$3.21	11/08/16	—	—
Steven M. Yasbek	—	20,000	$3.93	08/22/17	—	—
Ebun S. Garner, Esq.	1,785	7,140	$4.76	04/01/16	16,308	82,192
Ebun S. Garner, Esq.	—	20,000	$3.93	08/22/17
Stephen Lubischer	—	7,160	$3.53	01/10/17	—	—
Stephen Lubischer	—	20,000	$3.93	08/22/17	26,110	131,594

(1)	All option awards granted prior to July 2007 vest annually from the grant date in five equal installments of 20%. All option awards granted from July 2007 forward, vest annually from the grant date in four equal installments of 25% . All option grants have a term of ten years.
(2)	All restricted share awards granted prior to July 2007 vest annually from the grant date in five equal installments of 20%. All restricted share awards granted from July 2007 forward vest annually from the grant date in four equal installments of 25% with the exception of Mr. Kuyper’s restricted share award, which vests quarterly from the grant date over four years. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.
(3)	Amount based on December 31, 2007 closing price of $5.04 per share of our common stock on the Nasdaq Global Market.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended December 31, 2007.

	Stock Awards
Name	Number of Shares Acquired On Vesting (1)	Value Realized on Vesting (2)
John H. Foster	—	$—
Dirk Kuyper	43,125	151,369
Steven M. Yasbek	—	—
Ebun S. Garner, Esq.	3,570	13,959
Ebun S. Garner, Esq.	1,785	7,051
Stephen Lubischer	7,140	27,917
Stephen Lubischer	1,428	5,012
Steven Reinecke	8,925	38,110

(1)	All restricted share awards granted prior to July 2007 vest annually from the grant date in five equal installments of 20%. All restricted share awards granted from July 2007 forward vest annually from the grant date in four equal installments of 25% with the exception of Mr. Kuyper’s restricted share award which vests quarterly from the grant date over four years. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.
(2)	The value realized on vesting is calculated by multiplying the number of shares that vested on the applicable vesting date times the closing price of our common stock on the Nasdaq Global Market on the applicable vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

Termination of Employment and Change of Control Arrangements

The employment agreements with certain of our Named Executive Officers provide certain benefits upon the termination of employment without cause. Such benefits are described in detail below.

In the event that Mr. Kuyper is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months, a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act, or COBRA for a 12-month period following such termination date, and a “gross up” related to any taxes incurred in connection with such COBRA payments. In the event that Mr. Kuyper’s employment is terminated due to either his death or disability, we are required to pay Mr. Kuyper (or his estate, as the case may be) an amount equal to Mr. Kuyper’s target bonus for the fiscal year in which such termination occurred (with such amount pro-rated based on the date of termination). In addition, in the event of termination due to death or disability, any unvested stock options and restricted stock awards held by Mr. Kuyper shall become fully vested and not subject to forfeiture or repurchase.

In the event that Mr. Yasbek is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months and a payment for any accrued but unused vacation days.

In the event that Mr. Lubischer is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of at least three, but not more than 12 months, with such period being determined by us based on our desired length of the period of noncompetion, a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments. During this time period, Mr. Lubischer shall be bound by certain obligations to not compete with us.

In the event that Mr. Stott is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of six months and a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments.

In the event that Mr. Timm is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of six months and a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments.

In the event that Mr. Garner is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of nine months and a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments.

In the event that Mr. Asai is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months and a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage for the period in which he is receiving severance.

Our Compensation Committee agreed to these severance packages as part of the negotiations with each of these executive officers to secure his services. Our Compensation Committee approved the severance packages based on their experience serving on boards of directors and compensation committees of companies of a similar size and stage of development to us and their familiarity with severance packages offered to executive officers of such companies. Based on this knowledge, experience and information, we believe that the respective severance periods and provision of medical and similar benefit programs during such severance periods are both reasonable and generally in line with severance packages negotiated with executive officers of similarly situated companies.

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

Generally, a “change in control” shall occur on the date that: (i) any one person, entity or group acquires ownership of capital stock of us, together with our capital stock already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of our capital stock; provided, however, if any one person, entity or group is considered to own more than 50% of the total fair market value or total voting power of our capital stock, the acquisition of additional capital stock by the same person, entity or group shall not be deemed to be a change of control; (ii) a majority of members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) any one person, entity or group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person, entity or group) assets from us that have a total gross fair market value at least equal to 80% of the total gross fair market value of all of the assets of us immediately prior to such acquisition or acquisitions.

Potential Post-Employment Payments Table

The table below reflects amounts payable to the Named Executive Officers (i) assuming their employment was terminated on December 31, 2007 and (ii) assuming a change in control occurred on December 31, 2007.

Name	Voluntary Termination by Executive (1)	For Cause Termination (1)	Involuntary— Disability or Death (1)	Termination Without Cause Prior to a Change in Control		Change of Control (2)
Dirk Kuyper	$—	$—	$3,610,250	$377,700	(3)	$3,260,185
Steven M. Yasbek	—	—	—	225,000	(4)	80,082
Ebun S. Garner, Esq.	—	—	—	168,861	(5)	105,136
Stephen Lubischer	—	—	—	302,628	(6)	162,534

(1)	The only post-employment payments due to named executive officers voluntarily terminated or terminated for cause would be accrued earnings and accrued vacation through the termination date. If Mr. Kuyper is terminated for cause due to death or disability, his annual pro-rated target bonus of $350,000 would be payable to his heirs, all unvested stock awards would immediately fully vest and the company would waive its rights to repurchase any unvested stock awards which totaled $3,260,250 based on the closing stock price of $5.04 as of December 31, 2007.
(2)	The intrinsic value of the unvested stock option and restricted stock awards as of December 31, 2007 that would have been accelerated had a change in control occurred on that date, calculated by multiplying the number of underlying unvested shares by the closing price of our stock on December 31, 2007 ($5.04 per share) and, in the case of stock options, by then subtracting the applicable option exercise price.
(3)	Mr. Kuyper’s post-employment compensation would consist of (a) 12 months salary totaling $350,000 payable monthly, (b) healthcare related benefits of $13,190 and (c) tax gross ups on healthcare related benefits of $14,510.
(4)	Mr. Yasbek’s post-employment compensation would consist of 12 months salary totaling $225,000 payable bi-weekly.
(5)	Mr. Garner’s post-employment compensation would consist of (a) nine months salary totaling $161,250, (b) healthcare related benefits of $3,624 and (c) tax gross ups on healthcare related benefits of $3,987.
(6)	Mr. Lubischer’s post-employment compensation would consist of (a) 12 months salary totaling $275,000, (b) healthcare related benefits of $13,156 and (c) tax gross ups on healthcare related benefits of $14,472.

Actual Post-Employment Payments Table

The table below reflects actual amounts payable to the former Named Executive Officers terminated without cause prior to December 31, 2007.

Name	Termination Without Cause Prior to a Change in Control
M. Ross Simmonds (1)	$350,031
Steven Reinecke (2)	265,717

(1)	Mr. Simmonds’ post-employment compensation consists of (a) 12 months salary totaling $315,000 payable bi-weekly, (b) healthcare related benefits of $15,761 payable in a lump sum on termination, (c) tax gross ups on healthcare related benefits of $8,770 payable in a lump sum on termination and (d) additional severance paid in connection with the execution of a release of $10,500.
(2)	Mr. Reniecke’s post-employment compensation consists of (a) 12 months salary totaling $235,000 payable bi-weekly, (b) healthcare related benefits of $17,585 payable monthly and (c) tax gross ups on healthcare related benefits of $13,132 payable monthly.

Director Compensation

The following table shows the total compensation earned or paid during the fiscal year ended December 31, 2007 to each of our directors.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)		All Other Compensation		Total
Mortimer Berkowitz III (2)	$—	$—	$—		$—		$—
John H. Foster (2)	—	—	—		—		—
James R. Glynn	24,000	—	7,050	(3)	—		31,050
Stephen H. Hochschuler, M.D. (4)	—	191,947	75,674		281,250	(5)	548,871
R. Ian Molson	15,000	143,960	1,432	(6)	—		160,392
Stephen E. O’Neil	15,000	143,960	1,432	(6)	—		160,392
Richard Ravitch	14,000	—	4,887	(3)	—		18,887

(1)	Amounts in these columns reflect the dollar amounts that were recognized in the fiscal year ended December 31, 2007 for financial statement reporting purposed under SFAS 123(R) with respect to stock and option awards granted to our directors in and prior to the fiscal year ended December 31, 2006.
(2)	Mr. Foster and Mr. Berkowitz do not have any stock awards or options outstanding as of December 31, 2007.
(3)	Mr. Glynn and Mr. Ravitch have non-qualified stock option grants of 15,000 unvested shares outstanding as of December 31, 2007.
(4)	Dr. Hochschuler has a stock award of 42,840 unvested shares and a stock option grant of 160,000 unvested shares outstanding as of December 31, 2007.
(5)	The compensation in this column includes consulting fees of $281,250 paid to Dr. Hochschuler.
(6)	Mr. Molson and Mr. O’Neil have non-qualified stock option grants of 7,500 unvested shares outstanding as of December 31, 2007.

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

In May 2007, Mr. Glynn received a non-qualified stock option grant of 15,000 shares of our common stock at an exercise price of $3.51 per share upon his appointment to our Board. The option vests annually over a three-year period, becomes vested immediately upon a change in control or a sale of substantially all of our assets and expires in ten years.

In July 2007, Mr. Ravitch received a non-qualified stock option grant of 15,000 shares of our common stock at an exercise price of $3.68 per share upon his appointment to our Board. The option vests annually over a three-year period, becomes vested immediately upon a change in control or a sale of substantially all of our assets and expires in ten years.

In August 2007, Mr. Molson and Mr. O’Neil each received a non-qualified stock option grant of 7,500 shares of our common stock at an exercise of $3.93 per share as consideration for their service on our Board. The options vest over a three-year period, and become vested immediately upon a change in control or a sale of substantially all of our assets and expires in ten years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2008 for (a) each of our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 47,402,516 shares of common stock outstanding on April 20, 2008. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Alphatec Holdings, Inc., 2051 Palomar Airport Road, Suite 100, Carlsbad, California 92011.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock
Directors and Executive Officers
Mortimer Berkowitz III (2)	16,100,839	34.0%
John H. Foster (3)	16,275,939	34.3%
R. Ian Molson (4)	254,125	*
Stephen E. O’Neil (5)	54,137	*
Stephen H. Hochschuler, M.D. (6)	112,183	*
James R. Glynn (7)	5,000	*
Richard Ravitch	10,000	*
Rohit M. Desai	—	*
Dirk Kuyper	660,260	1.4%
Steven M. Yasbek (8)	18,466	*
Stephen Lubischer (9)	64,868	*
Kermit Stott	30,000	*
Jens Peter Timm	—	*
Ebun S. Garner, Esq. (10)	36,927	*
Mitsao Asai	—	*
All executive officers and directors as a group (15 persons) (11)	17,528,105	36.9%

Five Percent Stockholders
HealthpointCapital Partners, LP 505 Park Avenue, 12th Floor New York, NY 10022 (12)	13,344,639	28.2%
Federal Insurance Company 15 Mountain View Road Warren, NJ 07061-1615 (13)	2,999,834	6.3%
HealthpointCapital Partners, II LP 505 Park Avenue, 12th Floor New York, NY 10022 (12)	2,750,000	5.8%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)	Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 20, 2008, pursuant to the exercise of options, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	Includes 13,344,639 shares owned by HealthpointCapital Partners, L.P., and 2,750,000 shares owned by HealthpointCapital Partners II, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Berkowitz is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Berkowitz disclaims beneficial ownership of such shares except as to the extent of his pecuniary interest in such shares. Includes shares owned by Mr. Berkowitz’s spouse.

(3)	Includes 13,344,639 shares owned by HealthpointCapital Partners, L.P., and 2,750,000 shares owned by HealthpointCapital Partners II, L.P. Mr. Foster is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Foster is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Foster disclaims beneficial ownership of such shares except as to the extent of his pecuniary interest in such shares. Includes shares owned by Mr. John H. Foster, trustee u/w of Virginia C. Foster.
(4)	Includes 199,988 shares of common stock held by the Swiftsure Trust. Mr. Molson controls Nantel Investment, Ltd., which is a beneficial owner of the Swiftsure Trust. Mr. Molson disclaims beneficial ownership of the shares owned by the Swiftsure Trust except as to his proportionate pecuniary interest in such shares.
(5)	Includes shares beneficially owned by Mr. O’Neil’s spouse.
(6)	Includes 40,000 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008.
(7)	Includes 5,000 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008.
(8)	Includes 12,666 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008.
(9)	Includes 1,432 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008.
(10)	Includes 3,570 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008.
(11)	Includes an aggregate of 62,688 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 20, 2008. Includes 13,344,639 shares owned by HealthpointCapital Partners, L.P., and 2,750,000 shares owned by HealthpointCapital Partners II, L.P. See also footnotes (2) and (3) above.
(12)	The amount of beneficial ownership of shares is based on a filings made with the Securities and Exchange Commission. See also footnotes (2) and (3) above.
(13)	The amount of beneficial ownership of shares is based on filings made with the Securities and Exchange Commission. The shares are held directly by Federal Insurance Company, which is a wholly-owned subsidiary of The Chubb Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that four initial reports of ownership, were filed late by each of Messrs. Kuyper, Stott, Ravitch and Glynn and 11 reports in the aggregate were filed late by each of the following: Messrs. Kuyper, Glynn, Ravitch, Garner, Berkowitz and Foster.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Financial Advisory Service, Rental and Other Payments and Agreements

Our Board has agreed to reimburse Foster Management Company, which is owned by Mr. Foster, $4,000 per flight hour for the use of its aircraft when Mr. Foster or Mr. Berkowitz travels for our business purposes. Based upon a competitive analysis of comparable leased aircraft, our Board determined that this hourly reimbursement rate is at or below market rates for the charter of similar aircrafts. We reimbursed Foster Management Company approximately $0.4 million for travel in 2007.

In connection with our September 2007 public offering of 10,000,000 shares of common stock we sold 2,750,000 shares of common stock to HealthpointCapital Partners II, L.P., an affiliate of HealthpointCapital Partners, L.P., our largest stockholder, at a price $3.45 per share, for total gross proceeds to us of $9.5 million.

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi, Alphatec Pacific’s Chairman, President and Chief Executive Officer from 2005 until October 2007, pursuant to which Alphatec Spine had an obligation to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of our initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and our Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of our common stock in accordance with the stock purchase agreement governing such transaction.

In 2005 we and Alphatec Spine entered into an agreement with Dr. Stephen Hochschuler, who become one of our directors in October 2006, pursuant to which Dr. Hochschuler agreed to serve as the Chairman of our Scientific Advisory Board. Pursuant to the agreement we pay Dr. Hochschuler for attending Scientific Advisory Board meetings and he received equity compensation in connection with the agreement. In October 2006, we and Alphatec Spine entered into a Consulting Agreement with Dr. Hochschuler. Pursuant to the terms of the agreement, we agreed to appoint Dr. Hochschuler to our and Alphatec Spine’s Board of Directors until the next annual meeting of each of its stockholders or until his successor is duly appointed and qualified. Pursuant to the agreement, Dr. Hochschuler is required to provide advisory services to us related to the spinal implant industry and our research and development strategies. The agreement has a three-year term. In return for such advisory services, we are obligated to pay Dr. Hochschuler cash and equity compensation. In 2007 we paid an aggregate of $281,250 to Dr. Hochschuler pursuant to these agreements.

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

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our CEO and Chief Financial Officer. The text of the code of conduct is posted on our website at www.alphatecspine.com and is filed as an exhibit to our Annual Report on Form 10-K, and is available to stockholders without charge, upon request, in writing to the Secretary, Alphatec Holdings, Inc., at 2051 Palomar Airport Road, Carlsbad, CA 92011. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young, LLP for the audit of the our annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by Ernst & Young, LLP during those periods.

	Fiscal Year 2007	Fiscal Year 2006
Audit fees (1)	$958,947	$1,334,982
Audit related fees (2)	41,032	203,838
Tax fees	—	8,100

Total	$999,979	$1,546,920

(1)	Audit Fees represent professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit services in connection with other regulatory filings. These fees include $88,409 in connection with our secondary offering completed in September 2007 and $844,225 incurred in 2006 in connection with our public offering completed in June 2006.
(2)	Audit Related Fees consist of fee billed in the indicated year for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, but not listed as “Audit Fees.”

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

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

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

REPORT OF AUDIT COMMITTEE FOR THE YEAR ENDED DECEMBER 31, 2007

The Audit Committee of the Board, which consists entirely of directors who meet the independence and experience requirements of the rules promulgated by the Securities and Exchange Commission and the Nasdaq Stock Market has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, compliance with legal and regulatory requirements and the quality of internal and external audit processes. This committee’s role and responsibilities are set forth in its charter adopted by the Board, which is available on our website at www.alphatecspine.com. This committee reviews and reassesses its charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process, and for the appointment, compensation, retention, and oversight of the work of Ernst & Young, LLP. In fulfilling its responsibilities for the financial statements for fiscal year ended December 31, 2007, the Audit Committee took the following actions:

•	Reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2007 with management and Ernst & Young, LLP, our independent auditors;

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

Based on the Audit Committee’s review of the audited financial statements and discussions with management and Ernst & Young, LLP, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.

MEMBERS OF THE AUDIT COMMITTEE:

James R. Glynn (Chairman)

R. Ian Molson

Stephen E. O’Neil

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

10.1	Code of Conduct

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	April 28, 2008	By:	/s/ DIRK KUYPER
		Name: Title:	Dirk Kuyper President, Chief Executive Officer and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Board of Directors	April 28, 2008

/S/ STEVEN M. YASBEK Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	April 28, 2008

/S/ ROHIT M. DESAI Rohit M. Desai	Director	April 28, 2008

/S/ JOHN H. FOSTER John H. Foster	Director	April 28, 2008

/S/ JAMES R. GLYNN James R. Glynn	Director	April 28, 2008

/S/ STEPHEN H. HOCHSCHULER, M.D. Stephen H. Hochschuler, M.D.	Director	April 28, 2008

/S/ R. IAN MOLSON R. Ian Molson	Director	April 28, 2008

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	April 28, 2008

/S/ RICHARD RAVITCH Richard Ravitch	Director	April 28, 2008