Form 10-Q
period 2008-03-31
Alphatec Holdings, Inc.
filed 2008-05-12
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐     Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

As of April 28, 2008, there were 47,402,516 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,904	$25,843
Restricted cash	—	2,000
Accounts receivable, net	14,183	13,035
Inventories, net	21,658	20,092
Prepaid expenses and other current assets	1,752	1,968
Deferred income tax asset	706	937

Total current assets	65,203	63,875
Property and equipment, net	13,884	12,229
Goodwill	60,183	60,003
Intangibles, net	8,738	9,634
Other assets	2,314	1,499

Total assets	$150,322	$147,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,382	$5,948
Accrued expenses	9,576	11,146
Accrued litigation	13,222	2,222
Lines of credit	9,366	2,546
Current portion of long-term debt	2,084	2,211

Total current liabilities	40,630	24,073
Long-term debt, less current portion	1,568	1,954
Other long-term liabilities	1,518	1,478
Deferred income tax liabilities	1,068	1,273
New Redeemable preferred stock, $0.0001 par value; 20,000 authorized; 3,320 shares issued and outstanding at March 31, 2008 and December 31, 2007	23,608	23,612
Stockholders’ equity:
Stock subscription	1,011	—
Common stock, $0.0001 par value; 200,000 authorized; 47,179 and 47,169 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	154,473	153,394
Accumulated other comprehensive income	1,103	334
Accumulated deficit	(74,662)	(58,883)

Total stockholders’ equity	81,930	94,850

Total liabilities and stockholders’ equity	$150,322	$147,240

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited and in thousands, except per share data)
Revenues	$23,197	$19,550
Cost of revenues	7,887	6,881

Gross profit	15,310	12,669
Operating expenses:
Research and development	3,204	1,465
In-process research and development	1,300	—
Sales and marketing	9,139	7,909
General and administrative	6,528	5,907
Litigation settlement	11,000	—

Total operating expenses	31,171	15,281

Operating loss	(15,861)	(2,612)
Other income (expense):
Interest income	201	187
Interest expense	(178)	(338)
Other income, net	151	90

Total other income (expense)	174	(61)

Loss before taxes	(15,687)	(2,673)
Income tax provision	92	1

Net loss	$(15,779)	$(2,674)

Net loss per common share:
Basic and diluted	$(0.34)	$(0.08)

Weighted average shares used in computing net loss per share:
Basic and diluted	46,001	33,493

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited and in thousands)
Operating activities:
Net loss	$(15,779)	$(2,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,035	2,410
Stock-based compensation	769	251
Interest expense related to amortization of debt discount and revaluation of put right	—	91
In-process research and development paid in stock	650	—
Provision for doubtful accounts	45	(43)
Provision for excess and obsolete inventory	517	236
Deferred income taxes	294	26
Changes in operating assets and liabilities:
Accounts receivable	(719)	(1,252)
Inventories	(1,731)	(1,127)
Prepaid expenses and other current assets	493	308
Income taxes receivable	—	9
Other assets	(400)	12
Accounts payable	190	(2,666)
Accrued litigation settlement	11,000	35
Accrued expenses and other	(1,688)	(547)

Net cash used in operating activities	(4,324)	(4,931)
Investing activities:
Purchases of instruments, property and equipment	(2,515)	(421)
Purchase of intangible assets	—	(2,627)
Investment in certificate of deposit	—	(2,000)
Sale of certificate of deposit	2,000	—

Net cash used in investing activities	(515)	(5,048)
Financing activities:
Net proceeds from issuance of common stock	—	1,119
Borrowings under lines of credit	8,500	—
Repayments under lines of credit	(1,869)	(560)
Escrow proceeds	—	952
Principal payments on capital lease obligations	(137)	(122)
Proceeds from issuance of notes payable	—	584
Principal payments on notes payable	(497)	(778)
Other	22	—

Net cash provided by financing activities	6,019	1,195
Effect of exchange rate changes on cash and cash equivalents	(119)	(69)

Net increase (decrease) in cash and cash equivalents	1,061	(8,853)
Cash and cash equivalents at beginning of period	25,843	16,943

Cash and cash equivalents at end of period	$26,904	$8,090

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS – (continued)

	Three Months Ended March 31,
	2008	2007
	(unaudited and in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$173	$224

Cash paid for income taxes	$278	$63

Revaluation of put right (Minority interest)	$—	$91

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (“Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. Alphatec Holdings principal operating activities are conducted through Alphatec Spine and its consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited (“Milverton”), a Hong Kong corporation.

2. Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries, Nexmed, Alphatec Pacific and Milverton.

Intercompany balances and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 and April 29, 2008, respectively.

3. Unaudited Interim Results

The accompanying interim consolidated balance sheet as of March 31, 2008, the related statements of operations and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 17, 2008 and April 29, 2008, respectively.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.

4. Change in Instrument Useful Lives

During the first quarter of 2008, Alphatec completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the three months ended March 31, 2008, depreciation expense was $0.7 million less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per shares for the three months ended March 31, 2008 was $0.01.

5. Stock-Based Compensation

Adoption of SFAS 123(R)

The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation costs related to all equity instruments granted after January 1, 2006 is recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

Valuation of Stock Option Awards

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2008 was $2.43. The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Employee Stock Options
Risk-free interest rate	2.67%	4.49%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.3	6.5
Volatility	46%	62%
Forfeiture rate	10%	15%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB No. 110”). This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$68	$77
Research and development	231	60
Sales and marketing	159	75
General and administrative	311	39

Total	$769	$251

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)

As of March 31, 2008, there was $7.4 million of unrecognized compensation expense for stock options and awards which is expected to be recognized over a weighted average period of approximately 3.06 years. The total intrinsic value of options exercised was immaterial for the three months ended March 31, 2008 and 2007.

6. Litigation Settlement

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc. (“DePuy”) filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678 (“678 Patent”) owned by

Biedermann Motech and exclusively licensed to DePuy in the U.S. In May 2008, Alphatec Spine and DePuy entered into a settlement and release agreement, or the settlement agreement, pursuant to which Alphatec Spine obtained a license to the intellectual property rights contained in the 678 Patent. The settlement agreement resolves the lawsuit between Alphatec and DePuy and grants Alphatec the right to continue to manufacture, market and sell its Zodiac and Solanas products. Terms of the agreements include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products.

7. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common shares outstanding for the period plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(15,779)	$(2,674)

Denominator:
Weighted average common shares outstanding	47,177	34,769
Weighted average unvested common shares subject to repurchase	(1,176)	(1,276)

Weighted average common shares outstanding - basic	46,001	33,493
Effect of dilutive securities:
Options	—	—

Weighted average common shares outstanding - diluted	46,001	33,493

Net loss per common share:
Basic and diluted	$(0.34)	$(0.08)

As of the end of March 31 for their respective years, historical outstanding anti-dilutive securities not included in the diluted net loss per common share calculation:

	March 31, 2008	March 31, 2007
	(In thousands)
Options to purchase common stock	1,363	709
Unvested restricted share awards	1,176	1,276

	2,539	1,985

8. Segment and Geographical Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131’). SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

During the three months ended March 31, 2008 and 2007, the Company operated in two geographic locations, the United States and Asia. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
United States	$18,647	$16,647
Asia	4,550	2,903

Total consolidated revenues	$23,197	$19,550

Total assets by region were as follows (in thousands):

	March 31, 2008	December 31, 2007
United States	$137,258	$134,721
Asia	13,064	12,519

Total consolidated assets	$150,322	$147,240

9. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“ARB No. 51”), which requires an entity to clearly identify and report ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity but separate from the parent’s equity. SFAS No. 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated income statement; that changes in a parent’s ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation be measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 31, 2008. The Company does not anticipate that SFAS No. 160 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. SFAS No. 141 also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141 also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141 is effective for business combinations with an acquisition date after December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which offers entities the option to measure eligible financial instruments and certain other items at fair value and record unrealized gains and losses in earnings. SFAS No. 159 also establishes presentation and disclosure requirements for items reported at fair value in the financial statements. SFAS No. 159 is effective for fiscal years beginning after December 31, 2007. SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements, but may change current practice for some entities. The adoption of SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

The following table shows the fair value measurement for this financial asset at March 31, 2008 and fair value hierarchy level, as defined in SFAS No. 157:

		Fair Value Measurements (In thousands)
Description	Asset Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$23,500	$23,500	$—	$—

Asset classes that fall within Level 1 fair value hierarchy are those assets whose value assumptions are based on market data obtained from sources independent of the Company (observable inputs). Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date.

Asset classes that fall within the Level 2 fair value hierarchy are those assets whose fair value assumptions are also based on independent market data. Level 2 observable inputs are quoted prices for similar items in active markets or quoted prices for identical or similar items in inactive markets. An inactive market is one where there are few transactions, the prices are not current, price quotations vary substantially over time or among market makers, or where little information is released publicly.

Asset classes that fall within the Level 3 fair value hierarchy are those assets whose fair value assumptions are based upon the Company’s own information.

10. Acquisition and Investment

Japan Ortho Medical (formerly Blues Medica Japan)

On May 1, 2007, Alphatec Pacific acquired all of the outstanding capital stock of Blues Medica Japan (the “JOM Predecessor”), a spinal and orthopedic implant distributor. The results of operations of Japan Ortho Medical have been included in these consolidated financial statements from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock	$292
Debt assumed as a result of acquisition	1,143
Common stock issued	995
Direct costs	15

Total purchase price	$2,445

The purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	718
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(838)

Net tangible assets	1,164
Goodwill	635
Distribution rights	646

Total purchase price	$2,445

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

11. Balance Sheet Details

Accounts Receivable

Accounts receivable, net consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Accounts receivable	$14,411	$13,220
Allowance for doubtful accounts	(228)	(185)

Accounts receivables, net	$14,183	$13,035

Inventories

Inventories, net consist of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,002	$(123)	$1,879	$2,271	$(45)	$2,226
Work-in-process	938	—	938	1,117	—	1,117
Finished goods	29,574	(10,733)	18,841	26,812	(10,063)	16,749

Inventories, net	$32,514	$(10,856)	$21,658	$30,200	$(10,108)	$20,092

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.5 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	March 31, 2008	December 31, 2007
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,094	2,735
Scient’x license agreement	8	2,603	2,603
Supply agreement	10	225	225

		19,622	19,263
Less accumulated amortization		(10,884)	(9,629)

Intangible, net		$8,738	$9,634

Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2008 and 2007.

The future expected amortization expense related to intangible assets as of March 31, 2008 is as follows (in thousands):

Year ending December 31,
2008	$2,626
2009	3,022
2010	794
2011	22
2012	22
Thereafter	41

Total Intangibles, net	$6,527

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of fiscal year 2008, the Company will reverse $0.4 million in previously recognized amortization expense. The future expected amortization expense table does not include the Scient’x net intangible asset, which was valued at $2.2 million.

12. Licenses and In-Process Research and Development

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that were not currently technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products.

Agreements with Scient’x S.A.

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of fiscal year 2008, the Company will reverse $0.4 million in previously recognized amortization expense.

Expandable VBR License Agreement and Consulting Agreement

On March 10, 2008, the Company, Alphatec Spine and Stout Medical Group LP (“Stout”) entered into a License Agreement (the “Expandable VBR License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of the Company’s common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $1.0 million in the first quarter of fiscal 2008 for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no alternative future use exists.

On March 10, 2008, the parties to the Expandable VBR License Agreement entered into a Consulting Development Agreement (the “Consulting Agreement”) related to Stout’s development of certain technology to be used in conjunction with the Expandable VBR Technology. The financial terms of the Consulting Agreement include: (i) a $0.5 million cash payment payable in ten equal monthly installments, with the first payment being payable following the execution of the Consulting Agreement; (ii) the issuance of $0.5 million in restricted shares of the Company’s common stock, with such shares only vesting to Stout if certain development milestones are achieved; and (iii) a royalty payment based on net sales of products for which a royalty is not due pursuant to the Expandable VBR License Agreement. In the event that Stout is unable to achieve certain development milestones Stout must repay the cash payment described above to Alphatec Spine, together with interest. The Company has recorded the liability related to the obligation and has recorded the value as a deferred research and development expense. The Company is recognizing this expense over the life of the term of the agreement. The shares granted will be revalued at the end of each reporting period in accordance with Emerging Issues Task Force (“EITF”) 96-18 Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. In March 2008, one month of expense was recorded.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, the Company and Alphatec Spine entered into an exclusive license agreement (the “Dynamic Anterior Cervical Plate License Agreement”) from Progressive Spinal Technologies LLC, or (“PST”), that provides Alphatec Spine with an exclusive worldwide license to commercialize PST’s dynamic anterior cervical plate technologies. The technologies incorporate a unique self ratcheting mechanism that enables the dynamic anterior cervical plate to allow for axial settling in order to increase load sharing with the graft and thereby improve fusion rates. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $150,000 cash payment; (ii) the issuance of $150,000 shares of the Company’s common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec to PST in 2008; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $0.3 million in the first quarter of fiscal 2008 for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no alternative future use exists.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement (the “OsseoScrew License Agreement”) with PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients who are not viable candidates for procedures that use the current standard of pedicle screw. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of fiscal year 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

13. Related Party Transactions

For the three months ended March 31, 2008 and 2007, the Company incurred costs of $0 and $0.2 million respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John Foster, a member of the Company’s board of directors. John Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder.

14. Supply Agreements

In July 2006, Alphatec Spine entered into a 30-month agreement to sell the products of a third party under Alphatec Spine’s private label. As of March 31, 2008, we have a minimum purchase commitment of $6.0 million over the remaining life of the contract.

In February 2006, Alphatec Spine entered into a three-year agreement to sell the products of third party under Alphatec Spine’s private label. The total minimum purchase commitment over the remaining life of the contract is $0.5 million.

15. Commitments and Contingencies

Debt

On October 2, 2007, the Company, Alphatec Spine, Nexmed, Inc. ( the “Borrowers”) and Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) entered into a Credit and Security Agreement (the “Credit Agreement”) that provides for an aggregate $20.0 million commitment. The Credit Agreement consists of a $20.0 million note that bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. In the first quarter of fiscal year 2008, the Company borrowed $8.5 million on the Credit Agreement. As of March 31, 2008, the Borrowers had approximately $6.3 million available under the note. The note is secured by a pledge of substantially all currently existing and after-acquired property of the Borrowers. The Credit Agreement excludes from the collateral any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Credit Agreement contains a covenant in which the Borrowers have agreed not to place any lien on such assets without Merrill Lynch’s consent. In the first quarter of fiscal 2008, GE Capital acquired Merrill Lynch.

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

Alphatec Pacific has a $0.9 million credit facility with a Japanese bank, under which $0.9 million was outstanding at March 31, 2008. Under the terms of the credit facility, borrowings are due nine months from the date of borrowing and bear interest at 3.5%, with monthly interest payments required. The credit facility is secured by standby letters of credit issued through Merrill Lynch.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings, certain equipment and vehicles under operating leases that expire on various dates through 2017. Future minimum annual lease payments under such leases as of March 31, 2008 are as follows (in thousands):

Year ending December 31,	Operating	Capital
2008	$1,374	$373
2009	2,468	340
2010	2,638	13
2011	2,573	—
2012	2,557	—
Thereafter	7,691	—

	$19,301	726

Less: amount representing interest		(39)

Present value of minimum lease payments		687
Current portion of capital leases		(444)

Capital leases, less current portion		$243

Rent expense under operating leases for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.4 million, respectively.

Real Property Leases

On February 28, 2008, the Company entered into a sublease agreement (the “Sublease”) for 76,693 square feet of office, engineering, research and development and warehouse and distribution space (“Building 1”). The term of the Sublease commences upon delivery of the Building 1 premises (currently scheduled for May 1, 2008) and ends on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by the Company is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent is abated for months one through seven of the Sublease. Under the Sublease, the Company is required to provide the sublessor with a security deposit in the amount of approximately $93,500.

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

Under the Lease, the Company is required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company.

16. Stock Options and Restricted Shares

Stock Options

A summary of the Company’s stock options outstanding under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan as of March 31, 2008 and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2007	1,211	$3.78	9.19	$1,611
Options granted	165	$5.03
Options exercised	—	$—
Options forfeited	(13)	$4.87

Options outstanding at March 31, 2008	1,363	$3.95	9.10	$1,549

Options vested and exercisable at March 31, 2008	115	$3.41	8.23	$202

Options expected to vest at March 31, 2008	1,051	$3.94	9.09	$1,197

The weighted average fair value of options granted in the first quarter of 2008 is $2.43 per share. The aggregate intrinsic value of the granted outstanding options at March 31, 2008 is based on the Company’s closing stock price on March 31, 2008 of $5.02 per share.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

Options outstanding					Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
(In thousands, except for per share amounts)
$0.001	$0.001	54	7.38	$0.001	20	$0.001
$3.21	$3.21	50	8.60	$3.210	10	$3.210
$3.51	$3.77	355	8.88	$3.491	44	$3.380
$3.93	$3.93	447	9.39	$3.930	—	$—
$3.95	$4.99	274	9.12	$4.450	28	$4.583
$5.89	$8.07	183	9.38	$5.490	13	$6.344

$0.001	$8.07	1,363	9.10	$3.948	115	$3.412

Restricted Stock Awards

The following table summarizes information about the restricted stock award activity as of March 31, 2008:

	Shares	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2007	1,242	$6.79	3.09	$8,435
Awarded	10	$4.88
Released	(43)	$3.72
Forfeited	(43)	$9.66

Outstanding at March 31, 2008	1,166	$6.78	2.85	$7,910

The weighted average fair value of awards granted during the three months ended March 31, 2008 was $4.88 per share.

17. Income Taxes

The Company’s unrecognized tax benefits decreased by $0.1 million to $1.5 million during the quarter ended March 31, 2008. This decrease consisted of an adjustment to goodwill. The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within 12 months of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ending December 31, 2007.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, and osteoporotic bone markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder implants, which is estimated to be more than $7.0 billion in revenue in 2007 and is expected to grow at approximately 15% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our currently marketed implants have been cleared by the U.S. Food and Drug Administration, or the FDA, and these products have been used in over 7,500 and 8,600 spine disorder surgeries in 2006 and 2007, respectively. In addition to our U.S. operations, we also market a range of spine and orthopedic products in Japan through our subsidiary, Alphatec Pacific, Inc., or Alphatec Pacific, and in 2008 we plan to begin selling our products in Europe.

On March 18, 2005, we acquired all of the outstanding capital stock of Alphatec Spine, Inc., or Alphatec Spine, formerly Alphatec Manufacturing, Inc., a company that was engaged in the development, manufacturing and sale of medical devices for use in spinal surgeries.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three months ended March 31, 2008 and 2007, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

In 2007, as part of our product development strategy, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders. Through March 31, 2008, we licensed approximately 33 patent or patent applications from third parties.

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

	Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenues	34.0	35.2

Gross profit	66.0	64.8
Operating expenses:
Research and development	13.8	7.5
In-process research and development	5.6	—
Sales and marketing	39.4	40.5
General and administrative	28.2	30.2
Litigation settlement	47.4	—

Total operating expenses	134.4	78.2

Operating loss	(68.4)	(13.4)

Other income (expense):
Interest income	0.9	0.9
Interest expense	(0.8)	(1.7)
Other income, net	0.7	0.5

Total other income (expense)	0.8	(0.3)

Loss before taxes	(67.6)	(13.7)
Income tax provision	0.4	—

Net loss	(68.0)%	(13.7)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, spinal spacers, rods and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products.

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

In-process research and development. In-process research and development (“IPR&D”) consists of acquired research and development assets that were not technologically feasible on the date we acquired worldwide licenses for technology related to the dynamic cervical plate and the expandable interbody products and had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of a product will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties. If commercial viability were not achieved, we would likely look to other alternatives to provide these products.

Sales and marketing. Our sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional services and fees paid for external service providers, and travel, medical education, trade show and marketing costs.

General and administrative. Our general and administrative expense consists primarily of salaries and related employee benefits, professional services and fees paid for external service providers, and travel, legal, and other public company costs.

Litigation settlement. Our litigation settlement expense consists primarily of settlements for litigation lawsuits. On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc., or DePuy, filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678, or the 678 Patent, owned by Biedermann Motech and exclusively licensed to DePuy in the U.S. In May 2008, Alphatec Spine and DePuy entered into a settlement and release agreement, or the settlement agreement, pursuant to which Alphatec Spine obtained a license to the intellectual property rights contained in the 678 Patent. The settlement agreement resolves the lawsuit between Alphatec and DePuy and grants Alphatec the right to continue to manufacture, market and sell its Zodiac and Solanas products. Terms of the agreements include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products. As of March 31, 2008, the Company accrued for the total $11.0 million settlement.

Total other income (expense). Total other income (expense) includes interest income, interest expense, which in 2007 included the change in the put value of the put right related to the stock purchase agreement in place with Alphatec Pacific’s former Chairman, President and Chief Executive Officer, and other income (expense).

Income tax provision. The income tax expense for fiscal year 2008 consisted primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues. Revenues increased $3.6 million, or 18.7%, to $23.2 million for the three months ended March 31, 2008 from $19.6 million for same period in 2007. U.S. revenues increased $2.0 million primarily due to increased sales of our Trestle and Novel product lines. Asia revenues increased $1.6 million primarily due to $1.7 million related to the Japan Ortho Medical acquisition in May 2007 and increased spine revenue of $0.3 million, offset by a planned reduction in non-spine revenue of $0.4 million.

Cost of revenues. Cost of revenues increased $1.0 million, or 14.6%, to $7.9 million for the three months ended March 31, 2008 from $6.9 million for same period in 2007. The increase in cost of revenues was due to the increased sales volume of $1.7 million, higher royalties of $0.4 million, and higher excess and obsolete provisions of $0.5 million. The cost increases were partially offset by a $0.5 million decrease in instrument amortization that was driven by the change in useful life from two to four years and favorable production variances of $1.1 million.

Gross profit. Gross profit increased $2.6 million, or 20.8%, to $15.3 million for the three months ended March 31, 2008 from $12.7 million for the same period in 2007. Gross profit of 66.0% of revenues for the three months ended March 31, 2008 increased 1.2 percentage points for the same period in 2007. The 1.2 percentage point increase was primarily due to an improvement in production variances of 6.4 percentage points, reduced instrument depreciation of 2.6 percentage points, and intangible amortization of 0.5 percentage points, offset by lower product margins of 5.2 percentage points primarily driven by increased Asia revenue, excess and obsolete inventory charges of 2.2 percentage points and an increase in royalty expenses of 0.9 percentage points.

Research and development. Research and development expenses increased $1.7 million to $3.2 million for the three months ended March 31, 2008, from $1.5 million for the three months ended March 31, 2007. The expense increases were primarily due to increases in compensation expenses of $0.4 million due to increased headcount, an increase in project materials and prototype expenses of $0.8 million to support new development, recruiting and relocation expenses of $0.2 million and other miscellaneous spending of $0.3 million. As a percentage of revenues, research and development increased to 13.8% for the three months ended March 31, 2008, from 7.5% for the three months ended March 31, 2007.

In-process research and development. In-process research and development expenses increased $1.3 million to $1.3 million for the three months ended March 31, 2008 from $0 for the three months ended March 31, 2007. This increase was due to the acquisition costs of licenses for the technology related to the expandable interbody license of $1.0 million and the dynamic cervical plate of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares of our common stock and paid $0.2 million in cash to the licensor. Since these products are still in development, the cash and stock payments were expensed for $1.3 million.

Sales and marketing. Sales and marketing expenses increased $1.2 million to $9.1 million for the three months ended March 31, 2008, from $7.9 million for the three months ended March 31, 2007. The increase was due to higher commission expense due to the higher sales of $0.9 million and increased marketing expenses of $0.3 million.

General and administrative. General and administrative expenses increased $0.6 million to $6.5 million for the three months ended March 31, 2008 from $5.9 million for the three months ended March 31, 2007. The increase was due to the Japan Ortho Medical acquisition in May 2007 of $0.5 million, legal expenses of $0.3 million and stock based compensation of $0.3 million, offset by a reduction in compensation expenses of $0.5 million.

Litigation settlement. Litigation expenses increased $11.0 million to $11.0 million for the three months ended March 31, 2008, from $0 for the three months ended March 31, 2007. The increase was due to a settlement agreement we entered into in May 2008 with DePuy Spine, Inc., as described in Part II, Item 1 of this Quarterly Report on Form 10-Q. This settlement will be paid in May 2008.

Other income (expense), net. Other income (expense), net increased $0.2 million to $0.2 million for the three months ended March 31, 2008 from $0 for the three months ended March 31, 2007. The increase was due to interest income generated by the secondary public offering completed in September 2007.

Income tax provision. We recorded $0.1 million of income tax expense for the three months ended March 31, 2008, compared to $0 for the three months ended March 31, 2007. The provision for the three months ended March 31, 2008 primarily consists of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and bank borrowings. Principal uses of cash have included cash used in operations, acquisitions, acquisition of intellectual property rights, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements for at least through March 31, 2009. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $4.3 million in operating activities for the three months ended March 31, 2008. During this period, net cash used in operating activities primarily consisted of a net loss of $15.8 million, a decrease in working capital and other assets of $7.2 million, primarily due an increase in accrued litigation of $11.0 million offset by a reduction in accrued expenses related to a $2.0 million in-process research and development payment that was accrued in 2007, but paid in 2008 and increases in accounts receivable and inventory in support of the higher sales volume, offset by $4.3 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and in-process research and development that was purchased using our common stock.

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

Investing activities

We used net cash of $0.5 million in investing activities for the three months ended March 31, 2008, primarily for the purchase of $2.5 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, offset by the $2.0 million settlement of a certificate of deposit that was used as collateral for a standby letter of credit issued to secure a line of credit for Alphatec Pacific with Resona Bank.

We used net cash of $5.0 million in investing activities for the three months ended March 31, 2007 primarily for a $2.6 million up-front payment related to a license agreement, $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific in Japan and $0.4 million to purchase instruments and equipment.

Financing activities

We generated net cash of $6.0 million from financing activities for the three months ended March 31, 2008 primarily due to $8.5 million borrowing under our United States line of credit, offset by a $1.9 million pay down of our Japan line of credit, pay down of notes payable of $0.5 million and pay down our capital leases of $0.1 million.

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

Debt and credit facilities

In October 2007, we and certain of our subsidiaries including Alphatec Spine, entered into a three-year credit agreement with Merrill Lynch, or the Merrill Lynch Credit Agreement, to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million, or the Loan. The Loan bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the Loan is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine.

The Loan is secured by a pledge of substantially all currently existing and after-acquired property of Alphatec Spine and us, including all proceeds and products therefrom. The Merrill Lynch Credit Agreement excludes from the collateral (i) any intellectual property rights, including copyrights, patents, trademarks and inbound licenses relating to any of the copyrights, patents or trademarks, and (ii) any claims for damages relating to infringement of the intellectual property. While these items are excluded from collateral, the Merrill Lynch Credit Agreement contains a covenant in which both Alphatec Spine and we have agreed not to place any lien on such assets without Merrill Lynch’s consent. In the first quarter of fiscal 2008, GE Capital acquired Merrill Lynch. On March 31, 2008, there was $8.5 million in borrowings under this Loan.

We have entered into various capital lease arrangements through December 31, 2007. The leases bear interest at rates ranging from 0% to 16.44%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from October 2006 to March 2010. We did not enter into any capital leases in the quarter ended March 31, 2008.

During the second quarter of 2006, Alphatec Spine entered into term loans with General Electric Capital Corporation, or GECC, for approximately $2.7 million in order to finance certain previously purchased machinery and office equipment. The loans are for a term of three years, bearing interest from 11.23% to 11.42%, are secured by certain assets of Alphatec Spine, may not be prepaid without the consent of the lender and are guaranteed by us. Under the terms of these loans, Alphatec Spine is required to make 36 equal monthly principal and interest payments of $0.1 million and is subject to certain covenants that are defined in the Merill Lynch Credit Agreement. If Alphatec Spine fails to satisfy these covenants and fails to cure any breach of these covenants within a specified number of days after receipt of notice, or fails to pay interest or principal under the loan when due, GECC could accelerate the entire amount borrowed, which would also trigger a default under Alphatec Spine’s credit facility.

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

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Payment Due by Period
	Total	2008	2009	2010	2011	2012	Beyond
		(9 months)
Line of credit - Alphatec Pacific	$866	$866	$—	$—	$—	$—	$—
Line of credit - Alphatec Spine	8,500	—	—	8,500	—	—	—
Notes payable to Cananwill Inc - Insurance	39	39	—	—	—	—	—
Notes payable to GE Capital	1,898	985	913	—	—	—	—
Litigation settlement	11,000	11,000	—	—	—	—	—
Notes payable to Japanese banks	1,029	232	346	173	157	71	50
Capital lease obligations	686	345	328	13	—	—	—
Operating lease obligations	19,301	1,374	2,468	2,638	2,573	2,557	7,691
Supply agreements	9,849	9,849	—	—	—	—	—

Total	$53,168	$24,690	$4,055	$11,324	$2,730	$2,628	$7,741

Real Property Leases

On February 28, 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, research and development and warehouse and distribution space, or Building 1. The term of the Sublease commences upon delivery of the Building 1 premises (currently scheduled for May 1, 2008) and ends on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us Company is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we are required to provide the sublessor with a security deposit in the amount of approximately $93,500.

On March 4, 2008, we entered into another lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term is scheduled to commence on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we are required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us.

Agreements with Scient’x S.A.

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. Our majority shareholder, HealthpointCapital, owns a majority interest in Scient’x. In addition, members of our Board of Directors Mortimer Berkowitz III, John H. Foster and R. Ian Molson are members of the Board of Directors of either Scient’x or an affiliate of Scient’x. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of fiscal year 2008, we will reverse $0.4 million in previously recognized amortization expense.

Expandable VBR License Agreement and Consulting Agreement

On March 10, 2008, we and Alphatec Spine and Stout Medical Group LP (“Stout”) entered into a License Agreement (the “Expandable VBR License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of our common stock following the execution of the Expandable License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $1.0 million in the first quarter of fiscal 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

On March 10, 2008, the parties to the Expandable VBR License Agreement entered into a Consulting Development Agreement (the “Consulting Agreement”) related to Stout’s development of certain technology to be used in conjunction with the Expandable VBR Technology. The financial terms of the Consulting Agreement include: (i) a $0.5 million cash payment payable in ten equal monthly installments, with the first payment being payable following the execution of the Consulting Agreement; (ii) the issuance of $0.5 million in restricted shares of our common stock, with such shares only vesting to Stout if certain development milestones are achieved; and (iii) a royalty payment based on net sales of products for which a royalty is not due pursuant to the Expandable VBR License Agreement. In the event that Stout is unable to achieve certain development milestones Stout must repay the cash payment described above to Alphatec Spine, together with interest. We capitalized the cash payment and the restricted shares issued to an asset account. We are recognizing this expense over the life of the contract, which is 30 months. In March 2008, we recognized the first month of expense.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, we and Alphatec Spine entered into an exclusive license agreement (the “Dynamic Anterior Cervical Plate License Agreement”) from Progressive Spinal Technologies LLC, or (“PST”), that provides Alphatec Spine with an exclusive worldwide license the right to commercialize PST’s dynamic anterior cervical plate technologies. The technologies incorporate a unique self ratcheting mechanism that enables the dynamic anterior cervical plate to allow for axial settling in order to increase load sharing with the graft and thereby improve fusion rates. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $150,000 cash payment; (ii) the issuance of $150,000 of shares of our common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec to PST in 2008; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $0.3 million in the first quarter of fiscal 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

OsseoScrew License Agreement

In December 2007, we and Alphatec Spine entered into an exclusive license agreement (the “OsseoScrew License Agreement”) with PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients who are not viable candidates for procedures that use the current standard of pedicle screw. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $2.0 million in the fourth quarter of fiscal 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition,

which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (iii) and (iv) listed above are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Specifically, our revenue from sales of medical devices is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title and the related risks and rewards that go with it. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

In Japan, we have several contracts for which we follow the provisions of Emerging Issues Task Force (“EITF”) No. 99-19 Reporting Revenue Gross as a Principal vs. Net as an Agent. After applying the indicators and facts, we have concluded that revenue from these transactions should be reported based on the gross amount billed to the customer.

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

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and the related amortization expense on our estimate of the useful life of the assets. Due to the numerous variables associated with our judgments and assumptions relating to the carrying value of our goodwill and intangible assets and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate, in which case the likelihood of a material change in our reported results would increase.

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 6.3 years for the expected term, 46% for the expected volatility, 2.7% for the risk-free interest rates, 10% for the forfeiture rates and 0% for dividend yield for the three month period ended March 31, 2008. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) and FASB Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth in Item 1A “Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In October 2007, Alphatec Spine and we entered into a credit agreement with Merrill Lynch to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million. The note bears interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine. As of March 31, 2008, Alphatec Spine has $8.5 million in borrowings under this credit facility. In the first quarter of fiscal 2008, GE Capital acquired Merrill Lynch. Alphatec Spine’s borrowings under its credit facility expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any material derivative financial instruments. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the three months ended March 31, 2008, our revenues denominated in foreign currencies were $4.6 million. Substantially all of such revenues were denominated in Japanese Yen. Payments received from customers for goods sold in these countries are typically in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, the principal foreign currency in which most of our revenues outside the U.S. are currently denominated, then our reported revenues would decrease when we convert the lower valued foreign currency into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. The operational expenses of our foreign subsidiaries reduce the currency exposure we have because our foreign currency revenues are offset in part by expenses payable in foreign currencies. As such, we do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the three months ended March 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial and accounting officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of March 31, 2008, we had a reserve for litigation costs of $13.2 million, for which the accrual amounts are based on either a settlement offer from the plaintiff or the agreed upon settlement, or in some cases, an estimation, based upon what our management believes is the low-range of potential liability.

On June 26, 2006, Biedermann Motech GmbH and DePuy Spine, Inc., or DePuy, filed suits for patent infringement against a number of companies selling pedicle screws, including Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678, or the 678 Patent, owned by Biedermann Motech and exclusively licensed to DePuy in the U.S. In May 2008, Alphatec Spine and DePuy entered into a settlement and release agreement, or the settlement agreement, pursuant to which Alphatec Spine obtained a license to the intellectual property rights contained in the 678 Patent. The settlement agreement resolves the lawsuit between Alphatec and DePuy and grants Alphatec the right to continue to manufacture, market and sell its Zodiac and Solanas products. Terms of the settlement agreement and corresponding license agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this quarterly report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. Alphatec Spine brought a motion to compel arbitration of the claimant surgeons’ claims and is currently appealing the Court’s denial of the motion and the appellate courts affirmation of such denial. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended. If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 6.	Exhibits.

10.1	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.2	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.3†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.4†	Consulting Development Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	May 12, 2008

/s/ Steven M. Yasbek Steven M. Yasbek	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	May 12, 2008

Exhibit Index

No.

10.1	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.2	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.3†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.4†	Consulting Development Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.