Form 10-Q
period 2008-06-30
Alphatec Holdings, Inc.
filed 2008-08-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-52024

ALPHATEC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2463898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5818 El Camino Real

Carlsbad, CA 92008

(Address of principal executive offices, including zip code)

(760) 431-9286

(Registrant’s telephone number, including area code)

2051 Palomar Airport Road

Carlsbad, CA 92011

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

Yes  ☐    No  ☒

As of July 20, 2008, there were 47,418,712 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,071	$25,843
Restricted cash	—	2,000
Accounts receivable, net	15,300	13,035
Inventories, net	21,016	20,092
Prepaid expenses and other current assets	5,130	1,968
Deferred income tax asset	700	937

Total current assets	55,217	63,875
Property and equipment, net	17,377	12,229
Goodwill	60,128	60,003
Intangibles, net	5,921	9,634
Other assets	2,525	1,499

Total assets	$141,168	$147,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,854	$5,948
Accrued expenses	14,144	13,368
Deferred revenue	1,085	—
Line of credit	9,310	2,546
Current portion of long-term debt	3,104	2,211

Total current liabilities	34,497	24,073
Deferred revenue, less current portion	300	—
Long-term debt, less current portion	1,515	1,954
Other long-term liabilities	1,675	1,478
Deferred income tax liabilities	1,098	1,273
Redeemable preferred stock, $0.0001 par value; 20,000 authorized; 3,320 shares issued and outstanding at June 30, 2008 and December 31, 2007	23,606	23,612
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 47,419 and 47,169 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	156,079	153,394
Accumulated other comprehensive income	646	334
Accumulated deficit	(78,253)	(58,883)

Total stockholders’ equity	78,477	94,850

Total liabilities and stockholders’ equity	$141,168	$147,240

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited and in thousands)
Revenues	$23,853	$18,820	$47,050	$38,370
Cost of revenues	8,016	6,836	15,903	13,717

Gross profit	15,837	11,984	31,147	24,653
Operating expenses:
Research and development	3,354	1,303	6,558	2,769
In-process research and development	—	—	1,300	—
Sales and marketing	9,019	6,880	18,158	14,789
General and administrative	6,783	4,351	13,311	10,257
Litigation settlement	—	—	11,000	—

Total operating expenses	19,156	12,534	50,327	27,815

Operating loss	(3,319)	(550)	(19,180)	(3,162)
Other income (expense):
Interest income	104	130	305	318
Interest expense	(269)	(225)	(447)	(563)
Other income, net	(38)	(2)	113	87

Total other income (expense)	(203)	(97)	(29)	(158)

Loss before taxes	(3,522)	(647)	(19,209)	(3,320)
Income tax provision	69	56	161	57

Net loss	$(3,591)	$(703)	$(19,370)	$(3,377)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.02)	$(0.42)	$(0.10)

Weighted-average shares used in computing net loss per share:
Basic and diluted	46,274	33,959	46,138	33,727

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited and in thousands)
Operating activities:
Net loss	$(19,370)	$(3,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,673	4,937
Stock-based compensation	1,440	(522)
Interest expense related to amortization of debt discount and revaluation of put right	—	149
In-process research and development paid in stock	650	—
Provision for doubtful accounts	106	(301)
Provision for excess and obsolete inventory	1,295	112
Deferred income taxes	330	(20)
Changes in operating assets and liabilities:
Accounts receivable	(2,139)	(453)
Inventories	(2,059)	(2,538)
Prepaid expenses and other current assets	(306)	2
Other assets	(826)	(55)
Accounts payable	804	(1,138)
Deferred revenue	1,385	0
Accrued expenses and other	942	(1,477)

Net cash used in operating activities	(14,075)	(4,681)
Investing activities:
Purchases of instruments, property and equipment	(7,184)	(1,929)
Purchase of intangible assets	(389)	(2,645)
Acquisition of Japan Ortho Medical, net of cash acquired	—	213
Investment in Noas Medical Company	—	(313)
Investment in certificate of deposit	—	(2,000)
Sale of certificate of deposit	2,000	—

Net cash used in investing activities	(5,573)	(6,674)
Financing activities:
Net proceeds from issuance of common stock	—	1,119
Borrowings under lines of credit	8,500	18,035
Repayments under lines of credit	(1,869)	(18,595)
Escrow proceeds	—	952
Principal payments on capital lease obligations	(263)	(263)
Proceeds from issuance of notes payable	1,815	584
Principal payments on notes payable	(1,151)	(999)
Other	22	—

Net cash provided by financing activities	7,054	833

Effect of exchange rate changes on cash and cash equivalents	(178)	(172)

Net (decrease) in cash and cash equivalents	(12,772)	(10,694)
Cash and cash equivalents at beginning of period	25,843	16,943

Cash and cash equivalents at end of period	$13,071	$6,249

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS – (continued)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$363	$387

Cash paid for income taxes	$368	$—

Revaluation of put right (Minority interest)	$—	$149

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (“Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries. Alphatec Holdings principal operating activities are conducted through Alphatec Spine and its consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited, a Hong Kong corporation.

2. Basis of Presentation

The condensed consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries.

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

3. Unaudited Interim Results

The accompanying interim condensed consolidated balance sheet as of June 30, 2008, the related statements of operations and cash flows for the three and six months ended June 30, 2008 and 2007 are unaudited. The unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K and Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 17, 2008 and April 29, 2008, respectively.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.

4. Change in Instrument Useful Lives

During the first quarter of 2008, Alphatec completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the three and six months ended June 30, 2008, depreciation expense was $0.6 million and $1.3 million less, respectively, than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per shares for the three and six months ended June 30, 2008 was $0.01 and $0.03, respectively.

5. Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Compensation costs related to all equity instruments granted after January 1, 2006 is recognized at grant-date fair value of the awards in accordance with the provisions of SFAS No. 123(R). Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the number of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

Valuation of Stock Option Awards

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2008 was $2.31 and $2.35, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee Stock Options
Risk-free interest rate	3.48%	4.9%	2.67 - 3.48%	4.5 - 4.49%
Expected dividend yield	—%	—%	—%	—%
Weighted-average expected life (years)	6.2	6.5	6.2 -6.3	6.5
Volatility	46%	62%	46%	62%
Forfeiture rate	10%	20%	10%	20%

The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options was calculated using the simplified method as prescribed by the SEC’s Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment. This decision was based on the lack of relevant historical data due to the Company’s limited historical experience. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 110, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$59	$17	$127	$97
Research and development	106	50	337	108
Sales and marketing	204	99	363	174
General and administrative	302	(939)	613	(901)

Total	$671	$(773)	$1,440	$(522)

Effect on basic and diluted net loss per share	$(0.01)	$0.02	$(0.03)	$0.02

Results of operations for the three and six months ended June 30, 2007 include negative stock-based compensation costs of $0.8 million and $0.5 million, respectively. During the fourth quarter of fiscal 2006 and the six month period ended June 30, 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimation for forfeiture rate. During fiscal 2007, the Company assessed the impact of such turnover on the forfeiture rate and in turn on stock-based compensation. The negative expense was driven by $1.3 million reversal of previous recognized stock compensation expense as a result of the assessment and a $0.6 million reversal of stock-based compensation related to certain executives that was recognized in fiscal 2006 in accordance with their employment contracts and was reversed as a result of a settlement agreement that was reached in June 2007.

As of June 30, 2008, there was $7.9 million of unrecognized compensation expense for stock options and awards, which is expected to be recognized over a weighted average period of approximately 2.97 years. The total intrinsic value of options exercised was immaterial for the three and six months ended June 30, 2008 and 2007.

6. Litigation Settlement

On June 26, 2006, Biedermann Motech GmbH (“Bierdermann”) and DePuy Spine, Inc. (“DePuy”) filed suit for patent infringement against Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678 (“678 Patent”) owned by Biedermann and exclusively licensed to DePuy in the U.S. In May 2008, Alphatec Spine, Biedermann and DePuy entered into a settlement and release agreement (the “Settlement Agreement”), pursuant to which Alphatec Spine obtained a license to the intellectual property rights contained in the 678 Patent. The Settlement Agreement also resolved the lawsuit between Alphatec, Bierdermann and DePuy and granted Alphatec the right to incorporate the intellectual property contained in the 678 Patent in its Zodiac and Solanas products and future products. Terms of the Settlement Agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products until the 678 Patent expires.

7. Deferred Revenue

In June 2008, Alphatec Spine shipped $1.4 million of product to a new European distributor, which included extended payment terms and was secured by an irrevocable letter of credit. This is a new channel of distribution for selling the Company’s products. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which the Company has no prior experience, revenues for this purchase by the distributor have been deferred until the earlier of when payments become due or cash is received.

8. Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period plus the weighted-average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(3,591)	$(703)	$(19,370)	$(3,377)

Denominator:
Weighted average common shares outstanding	47,374	35,137	47,276	34,954
Weighted average unvested common shares subject to repurchase	(1,100)	(1,178)	(1,138)	(1,227)

Weighted average common shares outstanding - basic	46,274	33,959	46,138	33,727
Effect of dilutive securities:
Options	—	—	—	—

Weighted average common shares outstanding - diluted	46,274	33,959	46,138	33,727

Net loss per common share:
Basic and diluted	$(0.08)	$(0.02)	$(0.42)	$(0.10)

As of June 30 for their respective years, historical outstanding anti-dilutive securities not included in the diluted net loss per common share calculation:

	2008	2007
	(In thousands)
Options to purchase common stock	1,658	716
Unvested restricted share awards	1,101	1,096

	2,759	1,812

9. Segment and Geographical Information

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

During the three and six months ended June 30, 2008 and 2007, the Company operated in two geographic locations, the United States and Asia. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$19,359	$16,195	$38,006	$32,842
Asia	4,494	2,625	9,044	5,528

Total consolidated revenues	$23,853	$18,820	$47,050	$38,370

Total assets by region were as follows (in thousands):

	June 30, 2008	December 31, 2007
United States	$128,269	$134,721
Asia	12,899	12,519

Total consolidated assets	$141,168	$147,240

10. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R) (Revised 2007), Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. SFAS No. 141(R) also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141(R) also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations with an acquisition date after December 31, 2008.

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

Asset classes that fall within Level 1 fair value hierarchy are those assets whose value assumptions are based on market data obtained from sources independent of the Company (observable inputs). Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date. The value of the Company’s marketable securities of $9.0 million was determined using Level 1 hierarchical inputs.

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

11.	Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable	$15,594	$13,220
Allowance for doubtful accounts	(294)	(185)

Accounts receivables, net	$15,300	$13,035

Inventories

Inventories consist of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,022	$(125)	$1,897	$2,271	$(45)	$2,226
Work-in-process	1,136	—	1,136	1,117	—	1,117
Finished goods	29,627	(11,644)	17,983	26,812	(10,063)	16,749

Inventories, net	$32,785	$(11,769)	$21,016	$30,200	$(10,108)	$20,092

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.8 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $1.3 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

Acquired Intangibles

Acquired intangibles consist of the following (in thousands):

	Useful lives (in years)	June 30, 2008	December 31, 2007
Developed product technology	5	$13,700	$13,700
Distribution rights	3	2,893	2,735
Scient’x license agreement	8	—	2,603
Supply agreements	5-10	615	225

		17,208	19,263
Less accumulated amortization		(11,287)	(9,629)

Intangible, net		$5,921	$9,634

Amortization expense for the three months ended June 30, 2008 and 2007 was $0.5 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $1.6 million and $2.2 million, respectively.

The future expected amortization expense related to intangible assets as of June 30, 2008 is as follows (in thousands):

Year ending December 31,
2008 (six months)	$1,697
2009	3,083
2010	866
2011	100
2012	100
Thereafter	75

Total Intangibles, net	$5,921

In April 2008, Alphatec Spine and Scient’x S.A. (“Scient’x”) mutually agreed to terminate the license agreements between the two companies. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of fiscal year 2008, the Company reversed $0.4 million in previously recognized amortization expense and reclassified the license fee receivable to other current assets. The Company received a $1.3 million payment in the second quarter of 2008 and is expecting to receive the final $1.3 million when it becomes due in the fourth quarter of 2008.

In June 2008, Alphatec Spine entered into a private label distribution agreement with Teknimed SAS (“Teknimed”), a French medical device manufacturer, pursuant to which Alphatec Spine will have exclusive rights in the U.S. and non-exclusive rights in the rest of the world to market and sell Teknimed’s proprietary PMMA bone cement and mixing product technology under Alphatec Spine’s private label. The agreement provides that Alphatec Spine will make an upfront payment of $0.2 million following execution and a second payment of $0.2 million upon market launch in the United States. Alphatec Spine made the $0.2 million payment in June 2008. Pursuant to the agreement, Alphatec Spine is committed to purchase a minimum amount of inventory for five years. If Alphatec Spine does not meet such minimum purchase commitment, Teknimed’s remedy is to terminate the agreement.

12.	Licenses and In-Process Research and Development

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that were not currently technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products.

OsseoFix (formerly called V-Stent) License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with Stout Medical Group LP (“Stout”) that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize Stout’s technology related to a vertebral compression fracture solution called the OsseoFix (formerly called V-Stent). The financial terms of the agreement include an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product. The Company expects to record an IPR&D charge of $1.0 million in the second half of 2008 for the achievement of the design milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, the Company is expecting to make a $1.5 million milestone payment upon FDA approval, which is expected to occur in late 2008.

Expandable VBR License Agreement and Consulting Agreement

In March 2008, the Company, Alphatec Spine and Stout entered into a License Agreement (the “Expandable VBR License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of the Company’s common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $1.0 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no future alternative use exists.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, the Company and Alphatec Spine entered into an exclusive license agreement (the “Dynamic Anterior Cervical Plate License Agreement”) from Progressive Spinal Technologies LLC (“PST”) that provides Alphatec Spine with an exclusive worldwide license to commercialize PST’s dynamic anterior cervical plate technologies. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $150,000 cash payment; (ii) the issuance of $150,000 in shares of the Company’s common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec to PST in 2008; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $0.3 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no future alternative use exists.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement (the “OsseoScrew License Agreement”) with PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment of $2.0 million payable upon the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, the Company is expecting to record an IPR&D charge of $2.5 million upon the completion of functional testing, which is expected to occur in the second half of 2008, as the technological feasibility associated with the IPR&D since the final prototype of the device has not been established and no alternative future use exists.

13.	Related Party Transactions

For the six months ended June 30, 2008 and 2007, the Company incurred costs of $0 and $0.2 million, respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John Foster, a member of the Company’s board of directors. John Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder.

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The Company’s majority shareholder, HealthpointCapital, owns a majority interest in Scient’x. In addition, members of the Company’s Board of Directors Mortimer Berkowitz III, John H. Foster and R. Ian Molson are members of the Board of Directors or otherwise affiliates of Scient’x. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of 2008, the Company reversed $0.4 million in previously recognized amortization expense and reclassified the license fee receivable to other current assets. The Company has received a $1.3 million payment in the second quarter of 2008 and is expecting to receive the final $1.3 million in the fourth quarter of 2008.

14.	Commitments and Contingencies

Debt

As of June 30, 2008, Alphatec Spine had drawn $8.5 million and had approximately $7.2 million available under the GECC Credit and Security Agreement based on the current eligible working capital borrowing base. As of June 30, 2008, the Company was in compliance with the contractual covenants.

Alphatec Pacific has a $0.8 million credit facility with a Japanese bank, under which $0.8 million was outstanding at June 30, 2008. Under the terms of the credit facility, borrowings are due in September 2008 and bear interest at 3.5%, with monthly interest payments required. The credit facility is secured by standby letters of credit issued through Merrill Lynch.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings, certain equipment and vehicles under operating leases that expire on various dates through 2017. Future minimum annual lease payments under such leases as of June 30, 2008 are as follows (in thousands):

Year ending December 31,	Operating	Capital
2008 (six months)	$851	$231
2009	2,471	340
2010	2,640	13
2011	2,579	—
2012	2,575	—
Thereafter	7,692	—

	$18,808	584

Less: amount representing interest		(29)

Present value of minimum lease payments		555
Current portion of capital leases		(413)

Capital leases, less current portion		$142

Rent expense under operating leases for the three months ended June 30, 2008 and 2007 was $0.6 million and $0.4 million, respectively. Rent expense under operating leases for the six months ended June 30, 2008 and 2007 was $1.0 million and $0.7 million, respectively.

Real Property Leases

During the first quarter of 2008, the Company entered into lease and sublease agreements in order to consolidate the use and occupation of its five existing premises into two adjacent facilities. In February 2008, the Company entered into a sublease agreement (the “Sublease”) for 76,693 square feet of office, engineering, research and development and warehouse and distribution space (“Building 1”). The term of the Sublease commenced in May 2008 and terminates on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by the Company is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent is abated for months one through seven of the Sublease. Under the Sublease, the Company is required to provide the sublessor with a security deposit in the amount of approximately $93,500.

In March 2008, the Company entered into another lease agreement (the “Lease”) for 73,480 square feet of office, engineering, research and development and warehouse and distribution space (“Building 2”). The Lease term is scheduled to commence on December 1, 2008 and end on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, the Company is required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company. The lessor is providing a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet the Company’s business needs.

The expiration of the leases of our current buildings will coincide with the relocation to the new facilities.

15.	Stock Options and Restricted Shares

Stock Options

A summary of the Company’s stock options outstanding under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan as of June 30, 2008 and related information is as follows:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share amounts)
Options outstanding at December 31, 2007	1,211	$3.78	9.19	$1,611
Options granted	610	$4.77
Options exercised	(2)	$0.001
Options forfeited	(161)	$3.92

Options outstanding at June 30, 2008	1,658	$4.16	9.06	$492

Options vested and exercisable at June 30, 2008	128	$3.57	7.07	$118

Options vested and expected to vest at June 30, 2008	1,294	$4.16	9.04	$385

The weighted-average fair value of options granted for the three and six months ended June 30, 2008 was $2.31 and $2.35 per share, respectively. The aggregate intrinsic value of the granted outstanding options at June 30, 2008 is based on the Company’s closing stock price on June 30, 2008 of $4.08 per share.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

Options outstanding					Options exercisable
Range of exercise prices		Number outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.001	$0.001	50	7.07	$0.001	18	$0.001
$3.21	$3.21	19	4.86	$3.210	10	$3.210
$3.51	$3.77	346	8.58	$3.490	53	$3.407
$3.93	$3.93	360	9.15	$3.930	—	$—
$3.95	$4.99	634	9.45	$4.530	33	$4.608
$5.89	$8.07	249	9.32	$5.390	14	$6.529

$0.001	$8.07	1,658	9.06	$4.160	128	$3.567

Restricted Stock Awards

The following table summarizes information about the restricted stock award activity as of June 30, 2008:

	Shares	Weighted- average grant date fair value	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2007	1,242	$6.79	3.09	$8,435
Awarded	50	$4.93
Released	(140)	$5.81
Forfeited	(51)	$10.07

Outstanding at June 30, 2008	1,101	$6.69	2.68	$7,366

The weighted average fair value of awards granted during the three and six months ended June 30, 2008 was $4.94 and $4.93 per share, respectively.

16.	Income Taxes

The Company’s unrecognized tax benefits decreased by $0.1 million to $1.5 million during the six months ended June 30, 2008. This decrease consisted of an adjustment to goodwill. The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, and osteoporotic bone markets. In addition, our product pipeline is focused on providing solutions for the aging spine. Our principal product offerings are focused on the global market for orthopedic spinal disorder implants, which is estimated to be more than $7.0 billion in revenue in 2007 and is expected to grow at approximately 15% annually over the next three years. In addition to our U.S. operations, we also market a range of spine and orthopedic products in Japan through our subsidiary, Alphatec Pacific, Inc. (“Alphatec Pacific”), and in 2008 we began selling our products in Europe.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the six months ended June 30, 2008 and 2007, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product.

In 2007, as part of our strategy to focus on disorders of the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders. Through June 30, 2008, we licensed approximately 30 patent or patent applications from third parties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenues	33.6	36.3	33.8	35.7

Gross profit	66.4	63.7	66.2	64.3
Operating expenses:
Research and development	14.1	6.9	13.9	7.2
In-process research and development	—	—	2.8	—
Sales and marketing	37.8	36.6	38.6	38.6
General and administrative	28.4	23.1	28.3	26.7
Litigation settlement	—	—	23.4	—

Total operating expenses	80.3	66.6	107.0	72.5

Operating loss	(13.9)	(2.9)	(40.8)	(8.2)

Other income (expense):
Interest income	0.4	0.7	0.6	0.8
Interest expense	(1.1)	(1.2)	(1.0)	(1.5)
Other income, net	(0.2)	0.0	0.3	0.2

Total other income (expense)	(0.9)	(0.5)	(0.1)	(0.5)

Loss before taxes	(14.8)	(3.4)	(40.9)	(8.7)
Income tax provision	0.3	0.3	0.3	0.1

Net loss	(15.1)%	(3.7)%	(4.12)%	(8.8)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, vertebral body replacement devices, rods and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products.

Cost of revenues. Cost of revenues consists of direct product costs, royalties, and the amortization of purchased intangibles. We manufacture substantially all of the products that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components, and depreciation of our surgical instruments. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development. Amortization of purchased intangibles consists of amortization of developed product technology.

Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board.

In-process research and development. In-process research and development (“IPR&D”), consists of acquired research and development assets that were not technologically feasible on the date we acquired worldwide licenses for technology related to the dynamic cervical plate and the expandable interbody products and had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties.

Sales and marketing. Our sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, medical education, trade show and marketing costs.

General and administrative. Our general and administrative expense consists primarily of salaries and related employee benefits, professional service fees and legal costs.

Litigation settlement. Our litigation settlement expense consists of material settlements of lawsuits.

Total other income (expense). Total other income (expense) includes interest income and interest expense.

Income tax provision. The income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues. Revenues increased $5.0 million, or 26.7%, to $23.9 million for the three months ended June 30, 2008 from $18.8 million for same period in 2007. U.S. revenues increased $3.1 million, or 19.5%, primarily due to increased sales of our Trestle, Novel and Zodiac product lines. Asia revenues increased $1.9 million, or 71.2%, primarily due to an additional $0.9 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, foreign exchange of $0.4 million and organic growth of $0.6 million. During the second quarter of 2008 we shipped $1.4 million of product into our new channel of distribution in Europe. As the terms of the agreement included extended payment terms with operations in a new market with no prior experience, revenue has been deferred until the earlier of when the payments become due or cash proceeds are received from this sales transaction.

Cost of revenues. Cost of revenues increased $1.2 million, or 17.3%, to $8.0 million for the three months ended June 30, 2008 from $6.8 million for same period in 2007. The increase in cost of revenues was due to $0.8 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, higher excess and obsolete provisions of $0.5 million, increase in royalties of $0.5 primarily due to the incremental expense associated with the settlement of the litigation with Biedermann and Depuy settlement and foreign exchange of $0.2 million. The cost increases were partially offset by a $0.3 million decrease in instrument amortization that was driven by the change in useful life from two to four years and a reduction in intangible amortization of $0.5 million due to the reversal of previously recognized amortization for the Scient’x license.

Gross profit. Gross profit increased $3.8 million, or 32.2%, to $15.8 million for the three months ended June 30, 2008 from $12.0 million for the same period in 2007. Gross margin of 66.4% of revenues for the three months ended June 30, 2008 increased 2.7 percentage points for the same period in 2007. The 2.7 percentage point increase was primarily due to an improvement in manufacturing efficiency of 1.7 percentage points, reduced instrument depreciation of 2.2 percentage points as a result of our change in the estimated useful life of our instruments, and intangible amortization of 2.9 percentage points due to the reversal of previously recognized amortization for the Scient’x license, offset by lower product margins of 0.9 percentage points primarily driven by increased Asia revenue, excess and obsolete inventory charges of 1.9 percentage points and an increase in royalty expenses of 1.3 percentage points.

Research and development. Research and development expenses increased $2.1 million to $3.4 million for the three months ended June 30, 2008, from $1.3 million for the three months ended June 30, 2007. The expense increases were primarily due to increases in compensation expenses of $0.3 million due to increased headcount, an increase in project materials and prototype expenses of $0.6 million to support new development, professional services of $0.5 million and other miscellaneous spending of $0.6 million.

In-process research and development. In-process research and development expenses were consistent for the three months ended June 30, 2008 to the three months ended June 30, 2007.

Sales and marketing. Sales and marketing expenses increased $2.1 million to $9.0 million for the three months ended June 30, 2008, from $6.9 million for the three months ended June 30, 2007. The increase was due to higher commission expense of $0.9 million due to higher sales, expenses related to a national sales meeting of $0.3 million, 2007 reversal of a bad debt reserve of $0.4 million, increased freight costs of $0.1 million and increased marketing expenses of $0.4 million.

General and administrative. General and administrative expenses increased $2.4 million to $6.8 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. The increase was due to a 2007 severance reversal following a settlement agreement involving prior senior executives of $2.4 million, higher stock-based compensation expense primarily due to adjusting the forfeiture rate in the first half of 2007 and reducing expenses by $0.7 million, increased miscellaneous spending of $0.3 million and the Japan Ortho Medical acquisition of $0.2 million, offset by rent and facilities expense of $0.2 million, reduced travel of $0.4 million, legal expenses of $0.3 million and the 2007 contract termination costs associated with the relocation of our biologics distribution center to our corporate headquarters of $0.3 million.

Other income (expense), net. Other income (expense), net decreased $0.1 million to $0.2 million for the three months ended June 30, 2008 from $0.1 for the three months ended June 30, 2007. The decrease was due to an increase in interest expense associated with the borrowings on the line of credit.

Income tax provision. We recorded $0.1 million of income tax expense for the three months ended June 30, 2008, compared to $0.1 for the three months ended June 30, 2007. The provision for the three months ended June 30, 2008 primarily consists of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues. Revenues increased $8.7 million, or 22.6%, to $47.1 million for the six months ended June 30, 2008 from $38.4 million for same period in 2007. U.S. revenues increased $5.2 million, or 15.7%, primarily due to increased sales of our Trestle, Novel and Solanas product lines. Asia revenues increased $3.5 million, or 63.7%, primarily due to $2.4 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, foreign exchange of $1.0 million and increased spine revenue of $0.6 million, offset by a decrease in non-spine revenue of $0.4 million. During the second quarter of 2008 we shipped $1.4 million of product into our new channel of distribution in Europe. As the terms of the agreement include extended payment terms with operations in a new market with no prior experience, revenue has been deferred until the earlier of when payments are due or cash proceeds are received.

Cost of revenues. Cost of revenues increased $2.2 million, or 15.9%, to $15.9 million for the six months ended June 30, 2008 from $13.7 million for same period in 2007. The increase in cost of revenues was due to $1.7 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, higher excess and obsolete provisions of $1.2 million, foreign exchange of $0.7 million and increased royalties of $0.9 million due to the Biedermann/Depuy settlement and increased U.S. sales volume. The cost increases were partially offset by a $0.8 million decrease in instrument amortization due to the change in useful life from two to four years, improved manufacturing efficiency of $1.0 million and reduction in intangible amortization of $0.5 million due to the reversal of previously recognized amortization for the Scient’x license.

Gross profit. Gross profit increased $6.4 million, or 26.3%, to $31.1 million for the six months ended June 30, 2008 from $24.7 million for the same period in 2007. Gross margin of 66.2% of revenues for the six months ended June 30, 2008 increased 1.9 percentage points for the same period in 2007. The 1.9 percentage point increase was primarily due to an improvement in manufacturing efficiency of 5.1 percentage points, reduced instrument depreciation of 2.4 percentage points, and intangible amortization of 1.8 percentage points, offset by lower product margins of 3.8 percentage points primarily driven by increased Asia revenue, excess and obsolete inventory charges of 2.5 percentage points and an increase in royalty expenses of 1.1 percentage points.

Research and development. Research and development expenses increased $3.8 million to $6.6 million for the six months ended June 30, 2008, from $2.8 million for the six months ended June 30, 2007. The expense increases were primarily due to increases in compensation expenses of $0.5 million due to increased headcount, an increase in project materials and prototype expenses of $1.1 million to support new development, professional services of $0.9 million, rent expense of $0.3 million, relocation expenses of $0.2 million and other miscellaneous spending of $0.7 million.

In-process research and development. In-process research and development expenses increased $1.3 million to $1.3 million for the six months ended June 30, 2008 from $0 for the six months ended June 30, 2007. This increase was due to the acquisition costs of licenses for the technology related to the expandable interbody license of $1.0 million and the dynamic cervical plate of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares of our common stock and paid $0.2 million in cash to the licensor. Since these products are still in development, the cash and stock payments were expensed for $1.3 million.

Sales and marketing. Sales and marketing expenses increased $3.4 million to $18.2 million for the six months ended June 30, 2008, from $14.8 million for the six months ended June 30, 2007. The increase was due to higher commission expense of $1.8 million due to the higher sales volume, travel of $0.4 million, 2007 reversal of a bad debt reserve of $0.3 million, increased freight costs of $0.2 million, facility costs of $0.4 million and increased marketing expenses of $0.3 million.

General and administrative. General and administrative expenses increased $3.0 million to $13.3 million for the six months ended June 30, 2008 from $10.3 million for the six months ended June 30, 2007. The increase was due to a 2007 severance reversal following a settlement agreement involving prior senior executives of $2.4 million, higher stock-based compensation expense primarily due to adjusting the forfeiture rate in the first half of 2007 and reducing expenses by $1.3 million, foreign exchange of $0.4 million and the Japan Ortho Medical acquisition of $0.6 million, offset by a decrease in compensation expense of $0.5 million, reduced travel of $0.4 million, reduction in relocation expenses of $0.4 million, decreased professional services of $0.3 million, the 2007 contract termination costs associated with the relocation of our biologics distribution center to our corporate headquarters of $0.3 million and miscellaneous cost reductions of $0.1 million.

Litigation settlement. Litigation expenses increased $11.0 million to $11.0 million for the six months ended June 30, 2008, from $0 for the six months ended June 30, 2007. The increase was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy and accrued in the first quarter of 2008, as described in Part II, Item 1 of this Quarterly Report on Form 10-Q. This settlement was paid in May 2008. The settlement agreement resolves the lawsuit with us and Biedermann and DePuy and grants us the right to continue to manufacture, market and sell our Zodiac and Solanas products. Terms of the agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products until the patent expires in July 2010.

Other income (expense), net. Other income (expense), net increased $0.1 million to $0.0 million for the six months ended June 30, 2008 from negative $0.1 for the six months ended June 30, 2007. The increase was due to a reduction in interest expense due to the settlement of the Put option.

Income tax provision. We recorded $0.2 million of income tax expense for the six months ended June 30, 2008 compared to $0.1 million for the six months ended June 30, 2007. The provision for the six months ended June 30, 2008 primarily consists of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and bank borrowings. Principal uses of cash have included cash used in operations, acquisitions, acquisition of intellectual property rights, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements, including potential R & D license milestone obligations for at least through June 30, 2009. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $14.1 million in operating activities for the six months ended June 30, 2008. During this period, net cash used in operating activities primarily consisted of a net loss of $19.4 million, primarily due to the litigation settlement payment of $11.0 million, and a increase in working capital and other assets of $2.2 million, primarily due to increases in accounts receivable and inventory in support of higher sales volume, offset by $7.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and in-process research and development that was purchased using our common stock.

We used net cash of $4.7 million in operating activities for the six months ended June 30, 2007. During this period, net cash used in operating activities primarily consisted of a net loss of $3.4 million, an increase in working capital and other assets of $5.7 million, primarily due to a pay down of accounts payable and increases in accounts receivable and inventory in support of the higher sales volume, offset by $4.4 million of non-cash costs including amortization, depreciation, stock-based compensation, and interest expense related to the revaluation of the put right.

Investing activities

We used net cash of $5.6 million in investing activities for the six months ended June 30, 2008, primarily for the purchase of $7.2 million in instruments, computer equipment, leasehold improvements and manufacturing equipment and the purchase of the Teknimed license agreement for $0.4 million, offset by the $2.0 million settlement of a certificate of deposit that was previously used as collateral for a standby letter of credit issued to secure a line of credit for Alphatec Pacific with Resona Bank of Japan.

We used net cash of $6.7 million in investing activities for the six months ended June 30, 2007 primarily for a $2.7 million upfront payment for one of the Scient’x license agreements, $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank of Japan, $1.9 million to purchase instruments and equipment and $0.3 million to purchase shares of one of our distributors in Japan in a strategic acquisition, offset by the $0.2 million of net cash received for the Japan Ortho Medical acquisition that occurred on May 1, 2007.

Financing activities

We generated net cash of $7.1 million from financing activities for the six months ended June 30, 2008 primarily due to $8.5 million borrowing under our U.S. working capital line of credit, new borrowings of $0.5 million from Resona Bank in Japan, and new borrowings of $1.3 million for computer software and insurance, offset by a $1.8 million principal reduction of our Japan line of credit, principal reduction on notes payable of $1.1 million and principal reduction of our capital leases of $0.3 million.

We generated net cash of $0.8 million from financing activities for the six months ended June 30, 2007. $2.1 million was generated as a result of the settlement of our indemnification claims in connection with our acquisition of Alphatec Manufacturing (the predecessor of Alphatec Spine). Pursuant to the escrow settlement, we received $1.0 million and certain shareholders of Alphatec Spine involved in this settlement agreed to use all or a portion of the proceeds from returned escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. Cash used in financing activities was for retiring notes payable of $1.3 million and terminating our U.S. line of credit of $0.6 million, offset by new borrowings of $0.6 million.

Debt and credit facilities

In October 2007, we and certain of our subsidiaries including Alphatec Spine, entered into a three-year credit agreement with Merrill Lynch (“the Merrill Lynch Credit Agreement”) to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million and where any borrowings are due October 2010. The Loan consists of interest-only monthly payments ands bears interest at the rate of one-month LIBOR plus 2.75% per annum (5.24% at June 30, 2008). The amount available to be drawn under the Loan is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine. As of June 30, 2008, we had drawn $8.5 million and had approximately $7.2 million available to borrow based on the current eligible working capital borrowing base under the working capital line of credit. As of June 30, 2008, we are in compliance with the contractual covenants contained in the Merrill Lynch Credit Agreement.

We have entered into various capital lease arrangements through December 31, 2007. The leases bear interest at rates ranging from 5.52% to 16.44%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from July 2008 to March 2010. We did not enter into any capital leases in the quarter ended June 30, 2008.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Payment Due by Period
	Total	2008	2009	2010	2011	2012	Beyond
		(6 months)
Contractual Obligations
Lines of credit - Alphatec Pacific	$810	$810	$—	$—	$—	$—	$—
Line of credit - Alphatec Spine	8,500	—	—	8,500	—	—	—
Notes Payable to Microsoft	468	59	203	176	30	—	—
Notes Payable for Insurance	705	496	209	—	—	—	—
Notes payable to GE Capital	1,579	666	913	—	—	—	—
Notes payable to Japanese banks	1,311	258	410	318	212	67	46
Capital lease obiligations	555	215	328	12	—	—	—
Operating lease obiligations	18,808	851	2,471	2,640	2,579	2,575	7,692
New Product Development Milestones (1)	6,500	5,000	1,500	—	—	—	—

Total	$39,236	$8,355	$6,034	$11,646	$2,821	$2,642	$7,738

(1)	This commitment represents payments in cash, rather than common stock, and are subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into lease and sublease agreements in order to consolidate the use and occupation of our five existing premises into two adjacent facilities. In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, research and development and warehouse and distribution space, or Building 1. The term of the Sublease commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we are required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 will consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into another lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term is scheduled to commence on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we are required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor is providing a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet our business needs. Building 2 will be occupied on or before the first quarter of 2009 to consolidate all manufacturing, distribution and warehousing activities.

Agreements with Scient’x S.A.

In April 2008, we mutually agreed to terminate the license agreements with Scient’x. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that we will return to Scient’x. In the second quarter of 2008, we reversed $0.4 million in previously recognized amortization expense and reclassified the license fee receivable to other current assets. We received a $1.3 million payment in the second quarter of 2008 and are expecting to receive the final $1.3 million in the fourth quarter of 2008.

OsseoFix (formerly called V-Stent) License Agreement

In September 2007, we entered into an exclusive license agreement with Stout Medical Group LP (“Stout”) that provides us with an exclusive worldwide license to develop and commercialize Stout’s technology related to a vertebral compression fracture solution called the OsseoFix. The financial terms of the agreement include an up-front license fee payment to be made by us to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments that could begin to be achieved and paid by us to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product. We expect to record an IPR&D charge of $1.0 million in the second half of 2008 for the achievement of the design milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, we expect to make a $1.5 million milestone payment upon FDA approval, which we will expect to occur in late 2008.

Expandable VBR License Agreement

In March 2008, we entered into a License Agreement (the “Expandable VBR License Agreement”) with Stout that provides us with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of our common stock following the execution of the Expandable License License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $1.0 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, we entered into an exclusive license agreement (the “Dynamic Anterior Cervical Plate License Agreement”) from Progressive Spinal Technologies LLC (“PST”), that provides us with an exclusive worldwide license the right to commercialize PST’s dynamic anterior cervical plate technologies. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $0.2 million cash payment; (ii) the issuance of $0.2 million of shares of our common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by us to PST in 2008; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $0.3 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

OsseoScrew License Agreement

In December 2007, we entered into an exclusive license agreement (the “OsseoScrew License Agreement”) with PST that provides us with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. We are expecting to record an IPR&D charge of $2.5 million in the second half of 2008 for the completion of the functional testing milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

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

In June 2008, we shipped $1.4 million of product to a new European distributor, which included extended payment terms and was secured by an irrevocable letter of credit. This is a new channel of distribution for marketing our products. As a result of offering payment terms greater than our usual U.S. business terms and operating in a new market with no prior experience, we have deferred the revenue on this contract until the earlier of when the payments become due or the cash proceeds are received.

Instrument Useful Lives

During the first quarter of 2008, we completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008.

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

Inventories

Inventories are stated at the lower of cost or market. In the second quarter of 2008, we implemented a standard cost system as a tool to monitor production efficiency and establish appropriate product costs. The standard cost system applies estimated manufacturing overhead factors to inventory based on budgeted production and efficiency levels and costs of operation, based upon the experience and judgment of management. Actual costs and production levels may vary from the standard and we maintain valuation reserves for the differences between our actual and standard costs. We are continually striving to improve our production processes and reduce costs. We will monitor the adequacy of the valuation reserves; however, depending on our success in controlling and reducing costs, a significant change in our reserves may be required.

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

Valuation of Goodwill and Intangible Assets

We assess the impairment of our goodwill and intangible assets annually in December or each quarter if business conditions change. This assessment requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes model were 6.2 years for the expected term, 46% for the expected volatility, 3.48% for the risk-free interest rates, 10% for the forfeiture rates and 0% for dividend yield for the three month period ended June 30, 2008. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, and FIN No. 48, Accounting for Uncertainty in Income Taxes. SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

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

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our potential need to raise additional financing;

•	our ability to control our costs and, achieve profitability;

•	our ability to successfully develop, commercialize and introduce new products into the market, including the ability to obtain regulatory approvals or clearances in applicable jurisdiction;

•	our products acceptance by the surgeon community without limitation for the treatment affecting the aging spine;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks and obtain and maintain the necessary approvals to sell our products in Japan and Europe;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

Interest Rate Risk

Alphatec Spine’s borrowings under its credit facility with Merrill Lynch (acquired by GE Capital in the first quarter of 2008) expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any derivative financial instruments. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the six months ended June 30, 2008, our revenues denominated in foreign currencies were $9.0 million. Substantially all of such revenues were denominated in Japanese Yen. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, then our reported revenues would decrease when we convert the Japanese Yen into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. However, the currency exposure in our foreign currency revenues is mitigated because foreign subsidiaries expenses are payable in foreign currencies. We do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would have an immaterial impact on our results of operations for the three months ended June 30, 2008.

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

On April 12, 2006, Alphatec Spine and HealthpointCapital L.P., our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the claimant surgeons, in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this Quarterly Report. In the second quarter of 2008, Alphatec Spine lost its appeal before the Supreme Court of California to have this matter arbitrated. Currently this matter is Scheduled to be litigated in California State Court. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

On June 26, 2006, Biedermann Motech GmbH (“Bierdermann”) and DePuy Spine, Inc. (“DePuy”) filed suit for patent infringement against us. The complaint was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678 (“678 Patent”) owned by Biedermann and exclusively licensed to DePuy in the U.S. In May 2008, we entered into a settlement and release agreement (the “Settlement Agreement”) with Biedermann and Depuy. We obtained a license to the intellectual property rights contained in the 678 Patent. In addition, we are granted the right to incorporate the intellectual property contained in the 678 Patent in our Zodiac and Solanas products and future products. Terms of the Settlement Agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of our licensed products until the 678 Patent expires.

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

Item 6.	Exhibits.

10.1	Settlement and Release Agreement by and among DePuy Spine, Inc., Biedermann Motech GmbH and Alphatec Spine, Inc., dated May 5, 2008. †

10.2	Patent License Agreement by and among DePuy Spine, Inc., Biedermann Motech GmbH and Alphatec Spine, Inc., dated May 1, 2008. †

10.3	Employment Agreement by and among Peter Wulff, Alphatec Spine and Alphatec Holdings, dated June 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2008 (file number 000-52024).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	August 6, 2008

/s/ Peter C. Wulff Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	August 6, 2008

Exhibit Index

No.

10.1	Settlement and Release Agreement by and among DePuy Spine, Inc., Biedermann Motech GmbH and Alphatec Spine, Inc., dated May 5, 2008. †

10.2	Patent License Agreement by and among DePuy Spine, Inc., Biedermann Motech GmbH and Alphatec Spine, Inc., dated May 1, 2008. †

10.3	Employment Agreement by and among Peter Wulff, Alphatec Spine and Alphatec Holdings, dated June 13, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2008 (file number 000-52024).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document.