Form 10-Q
period 2008-09-30
Alphatec Holdings, Inc.
filed 2008-11-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐        No  ☒

As of October 28, 2008, there were 47,383,903 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,874	$25,843
Restricted cash	—	2,000
Accounts receivable, net	17,391	13,035
Inventories, net	22,342	20,092
Prepaid expenses and other current assets	6,594	1,968
Deferred income tax asset	674	937

Total current assets	57,875	63,875
Property and equipment, net	21,547	12,229
Goodwill	60,129	60,003
Intangibles, net	5,027	9,634
Other assets	2,515	1,499

Total assets	$147,093	$147,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,958	$5,948
Accrued expenses	16,045	13,368
Deferred revenue	2,862	—
Line of credit	12,750	2,546
Current portion of long-term debt	3,199	2,211

Total current liabilities	44,814	24,073
Long-term debt, less current portion	1,500	1,954
Other long-term liabilities	1,749	1,478
Deferred income tax liabilities	1,107	1,273
Redeemable preferred stock, $0.0001 par value; 20,000 authorized; 3,320 shares issued and outstanding at September 30, 2008 and December 31, 2007	23,606	23,612
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 47,423 and 47,408 shares issued and outstanding at September 30, 2008 and 47,419 and 47,169 shares issued and outstanding at December 31, 2007, respectively	5	5
Additional paid-in capital	156,847	153,394
Treasury stock	(60)	—
Accumulated other comprehensive income	638	334
Accumulated deficit	(83,113)	(58,883)

Total stockholders’ equity	74,317	94,850

Total liabilities and stockholders’ equity	$147,093	$147,240

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited and in thousands, except per share data)
Revenues	$25,816	$20,319	$72,866	$58,689
Cost of revenues	9,108	7,379	25,011	21,096

Gross profit	16,708	12,940	47,855	37,593
Operating expenses:
Research and development	3,361	1,336	9,919	4,105
In-process research and development	1,300	2,344	2,600	2,344
Sales and marketing	10,723	8,501	30,888	24,879
General and administrative	5,779	6,127	17,083	14,795
Litigation settlement	—	—	11,000	—

Total operating expenses	21,163	18,308	71,490	46,123

Operating loss	(4,455)	(5,368)	(23,635)	(8,530)
Other income (expense):
Interest income	43	107	349	425
Interest expense	(266)	(156)	(714)	(719)
Other income (expense), net	(100)	60	13	147

Total other income (expense)	(323)	11	(352)	(147)

Loss before taxes	(4,778)	(5,357)	(23,987)	(8,677)
Income tax provision	82	221	243	278

Net loss	$(4,860)	$(5,578)	$(24,230)	$(8,955)

Net loss per common share:
Basic and diluted	$(0.10)	$(0.16)	$(0.52)	$(0.26)

Weighted-average shares used in computing net loss per share:
Basic and diluted	46,387	35,634	46,221	34,370

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited and in thousands)
Operating activities:
Net loss	$(24,230)	$(8,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,915	7,679
Stock-based compensation	2,263	(286)
Interest expense related to amortization of debt discount and revaluation of put right	—	149
In-process research and development paid in stock	650	2,344
Provision for doubtful accounts	116	(271)
Provision for excess and obsolete inventory	1,729	767
Deferred income taxes	365	(29)
Changes in operating assets and liabilities:
Accounts receivable	(4,233)	(1,390)
Inventories	(3,818)	(5,173)
Prepaid expenses and other current assets	(3,068)	(36)
Other assets	(930)	(41)
Accounts payable	1,296	(1,237)
Deferred revenue	2,862	—
Accrued expenses and other	2,908	(375)

Net cash used in operating activities	(18,175)	(6,854)
Investing activities:
Purchases of instruments, property and equipment	(10,088)	(3,787)
Purchase of intangible assets	(389)	(2,612)
Scient’x license fee repayment	1,302	—
Acquisition of Japan Ortho Medical, net of cash acquired	—	222
Investment in Noas Medical Company	—	(313)
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	—	36
Investment (sale) - certificate of deposit	2,000	(2,000)

Net cash used in investing activities	(7,175)	(8,454)
Financing activities:
Net proceeds from issuance of common stock	—	33,357
Borrowings under lines of credit	12,750	18,035
Repayments under lines of credit	(2,680)	(18,595)
Escrow proceeds	—	952
Principal payments on capital lease obligations	(383)	(405)
Proceeds from issuance of notes payable	2,946	577
Principal payments on notes payable	(2,081)	(1,645)
Other	22	—

Net cash provided by financing activities	10,574	32,276

Effect of exchange rate changes on cash and cash equivalents	(193)	(250)

Net (decrease) increase in cash and cash equivalents	(14,969)	16,718
Cash and cash equivalents at beginning of period	25,843	16,943

Cash and cash equivalents at end of period	$10,874	$33,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$582	$550

Cash paid for income taxes	$386	$45

Revaluation of put right (Minority interest)	$—	$149

Purchase of instruments, property and equipment in accounts payable	$2,610	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Alphatec Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”) was incorporated in the state of Delaware in March 2005 in order to acquire 100% of the outstanding capital stock of Alphatec Spine, Inc. (“Alphatec Spine”) on March 18, 2005. Alphatec Spine, formerly known as Alphatec Manufacturing, Inc., is a California corporation that was incorporated in May 1990 and is engaged in the development, manufacturing and sale of medical devices for use in orthopedic spinal surgeries with a focus on providing solutions for products affecting the aging spine. Alphatec Holdings’ principal operating activities are conducted through Alphatec Spine and its consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited, a Hong Kong corporation.

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

3. Reclassification

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. In the Company’s prior SEC filings, the Company’s operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, Alphatec separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, shown in the following table (in thousands):

Current Reporting Basis	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	Total
Sales and marketing	$8,551	$7,827	$8,501	$24,879	$10,103	$10,062	$10,723	$30,888
General and administrative	5,265	3,403	6,127	14,795	5,564	5,740	5,779	17,083

Total	$13,816	$11,230	$14,628	$39,674	$15,667	$15,802	$16,502	$47,971

Prior Reporting Basis	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	Total
Sales and marketing	$7,909	$6,880	$7,506	$22,295	$9,139	$9,019	$10,723	$28,881
General and administrative	5,907	4,350	7,122	17,379	6,528	6,783	5,779	19,090

Total	$13,816	$11,230	$14,628	$39,674	$15,667	$15,802	$16,502	$47,971

Change between expense captions	$642	$947	$995	$2,584	$964	$1,043	$—	$2,007

4. Unaudited Interim Results

The accompanying interim condensed consolidated balance sheet as of September 30, 2008, the related statements of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 are unaudited. The unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The balance sheet at December 31, 2007, has been derived from audited consolidated financial statements at that date, but does not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, which are normal and recurring, necessary to fairly state the financial position, results of operations and cash flows.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.

5. Change in Instrument Useful Lives

During the first quarter of 2008, Alphatec Spine completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the three and nine months ended September 30, 2008, depreciation expense was $0.7 million and $2.0 million less, respectively, than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per shares for the three and nine months ended September 30, 2008 was $0.02 and $0.04, respectively.

6. Stock-Based Compensation

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

Valuation of Stock Option Awards

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2008 was $2.49 and $2.41, respectively. The assumptions used to compute the share-based compensation costs for the stock options granted during the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Options	2008	2007	2008	2007
Risk-free interest rate	3.18%	4.3%	2.67 - 3.48%	4.3 - 4.9%
Expected dividend yield	—%	—%	—%	—%
Weighted-average expected life (years)	6.2	6.3	6.2 - 6.3	6.3 - 6.5
Volatility	51%	51%	46 - 51%	51 - 62%
Forfeiture rate	10%	15%	10%	15 - 20%

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

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$62	$(20)	$189	$75
Research and development	205	12	543	123
Sales and marketing	209	(19)	571	155
General and administrative	347	263	960	(639)

Total	$823	$236	$2,263	$(286)

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.05)	$0.01

Results of operations for the nine months ended September 30, 2007 include negative stock-based compensation costs of $0.3 million. During the fourth quarter of fiscal 2006 and the nine month period ended September 30, 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During fiscal 2007, the Company assessed the impact of such turnover on the forfeiture rate and in turn on stock-based compensation. The negative expense was driven by a $1.3 million reversal of previous recognized stock compensation expense as a result of the assessment and a $0.6 million reversal of stock-based compensation related to certain executives that was recognized in fiscal 2006 in accordance with their employment contracts and was subsequently reversed as a result of a settlement agreement that was reached in June 2007.

As of September 30, 2008, there was $8.1 million of unrecognized compensation expense for stock options and awards, which is expected to be recognized over a weighted average period of approximately 2.87 years. The total intrinsic value of options exercised was immaterial for the three and nine months ended September 30, 2008 and 2007.

7. Litigation

On June 26, 2006, Biedermann Motech GmbH (“Bierdermann”) and DePuy Spine, Inc. (“DePuy”) filed suit for patent infringement against Alphatec Spine. The complaint against Alphatec Spine was filed in the U.S. District Court for the District of Massachusetts and alleged infringement of U.S. Patent No. 5,207,678 (“678 Patent”) owned by Biedermann and exclusively licensed to DePuy in the U.S. In May 2008, Alphatec Spine, Biedermann and DePuy entered into a settlement and release agreement (the “Settlement Agreement”) pursuant to which Alphatec Spine obtained a license to the intellectual property rights contained in the 678 Patent. The Settlement Agreement also resolved the lawsuit between Alphatec Spine, Bierdermann and DePuy and granted Alphatec Spine the right to incorporate the intellectual property contained in the 678 Patent in its products. Terms of the Settlement Agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products until the 678 Patent expires in 2010.

On April 12, 2006, Alphatec Spine and HealthpointCapital L.P., the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the claimant surgeons, in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this Quarterly Report. Currently this matter is scheduled to be litigated in California State Court in the first half of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

8. Deferred Revenue

In the second and third quarters of 2008, Alphatec Spine shipped $1.9 million of product to a new European distributor, which purchase included extended payment terms and was secured by an irrevocable letter of credit. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which the Company has no prior experience, revenues for this purchase by the distributor have been deferred until payments become due or cash is received. In the third quarter of 2008, Alphatec Spine was paid $0.5 million and this amount was recorded as revenue.

In the third quarter of 2008, Alphatec Spine shipped $1.4 million of product to a new U.S. distributor that did not have an extensive credit history. As a result of a lack of an extensive credit history, revenues for this purchase by the distributor have been deferred until the cash is received.

9. Net Loss Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(4,860)	$(5,578)	$(24,230)	$(8,955)

Denominator:
Weighted average common shares outstanding	47,406	37,048	47,319	35,660
Weighted average unvested common shares subject to repurchase	(1,019)	(1,414)	(1,098)	(1,290)

Weighted average common shares outstanding - basic	46,387	35,634	46,221	34,370
Effect of dilutive securities:
Options	—	—	—	—

Weighted average common shares outstanding - diluted	46,387	35,634	46,221	34,370

Net loss per common share:
Basic and diluted	$(0.10)	$(0.16)	$(0.52)	$(0.26)

As of September 30 for their respective years, historical outstanding anti-dilutive securities not included in the diluted net loss per common share calculation were as follows (in thousands):

	2008	2007
	(In thousands)
Options to purchase common stock	2,084	1,111
Unvested restricted share awards	993	1,356

	3,077	2,467

10. Segment and Geographical Information

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

During the three and nine months ended September 30, 2008 and 2007, the Company operated in three geographic locations, the United States, Asia and Europe. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$21,465	$16,803	$59,471	$49,645
Asia	3,867	3,516	12,911	9,044
Europe	484	—	484	—

Total consolidated revenues	$25,816	$20,319	$72,866	$58,689

Total assets by region were as follows (in thousands):

	September 30, 2008	December 31, 2007
United States	$134,617	$134,721
Asia	12,476	12,519

Total consolidated assets	$147,093	$147,240

11. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair values as of the acquisition date. SFAS No. 141(R) also requires acquisition costs to be expensed as incurred, restructuring costs to be expensed in the period subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date to impact tax expense. SFAS No. 141(R) also requires the acquirer in an acquisition implemented in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) is effective for business combinations with an acquisition date after December 31, 2008.

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

Asset classes that fall within Level 1 fair value hierarchy are those assets whose value assumptions are based on market data obtained from sources independent of the Company (observable inputs). Level 1 observable inputs are quoted prices for identical items in active markets that the Company has access to at the measurement date. As of September 30, 2008, the Company had cash and cash equivalents of $10.9 million which are considered level 1 assets.

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

12. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable	$17,673	$13,220
Allowance for doubtful accounts	(282)	(185)

Accounts receivables, net	$17,391	$13,035

Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$1,988	$(137)	$1,851	$2,271	$(45)	$2,226
Work-in-process	1,990	—	1,990	1,117	—	1,117
Finished goods	30,165	(11,664)	18,501	26,812	(10,063)	16,749

Inventories, net	$34,143	$(11,801)	$22,342	$30,200	$(10,108)	$20,092

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $0.4 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $1.7 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively.

Intangibles

Intangibles consist of the following (in thousands):

	Useful lives (in years)	September 30, 2008	December 31, 2007
Developed product technology	5	$13,700	$13,700
Distribution rights	3	2,896	2,735
Scient’x license agreement	8	—	2,603
Supply agreements	5-10	615	225

		17,211	19,263
Less accumulated amortization		(12,184)	(9,629)

Intangible, net		$5,027	$9,634

Amortization expense for the three months ended September 30, 2008 and 2007 was $0.9 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $2.5 million and $3.0 million, respectively.

The future expected amortization expense related to intangible assets as of September 30, 2008 is as follows (in thousands):

Year ending December 31,
2008 (three months)	$803
2009	3,083
2010	866
2011	100
2012	100
Thereafter	75

Total Intangibles, net	$5,027

In April 2008, Alphatec Spine and Scient’x, S.A. (“Scient’x”) mutually agreed to terminate the license agreements between the two companies. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that Alphatec Spine returns to Scient’x. In the second quarter of fiscal year 2008, the Company reversed $0.4 million in previously recognized amortization expense and reclassified the license fee receivable to other current assets. The Company received a $1.3 million payment in the second quarter of 2008 and is expecting to receive the final $1.3 million in the fourth quarter of 2008.

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

Comprehensive Loss

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss, as reported	$(4,860)	$(5,578)	$(24,230)	$(8,955)
Foreign currency translation adjustment	(8)	382	304	153

Comprehensive loss	$(4,868)	$(5,196)	$(23,926)	$(8,802)

13. Licenses and In-Process Research and Development

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that were not currently technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company will be expensing these payments.

OsseoFix Fracture Reduction System License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with Stout Medical Group LP (“Stout”) that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize Stout’s technology related to a vertebral compression fracture solution called the OsseoFix Fracture Reduction System. The financial terms of the agreement include an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product. The Company recorded an IPR&D charge of $1.0 million in the third quarter of 2008 for the achievement of the design milestone. In addition, the Company is expecting to make a $1.5 million milestone payment upon FDA approval, which is expected to occur in 2009.

Expandable VBR License Agreement and Consulting Agreement

In March 2008, the Company, Alphatec Spine and Stout entered into a License Agreement (the “Expandable VBR License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device (the “Expandable VBR Technology”). The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of the Company’s common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $1.0 million in the first quarter of 2008 for the initial payment.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, the Company and Alphatec Spine entered into an exclusive license agreement (the “Dynamic Anterior Cervical Plate License Agreement”) with Progressive Spinal Technologies LLC (“PST”) that provides Alphatec Spine with an exclusive worldwide license to commercialize PST’s dynamic anterior cervical plate technologies. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $150,000 cash payment; (ii) the issuance of $150,000 in shares of the Company’s common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to PST in 2009; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $0.3 million in the first quarter of 2008 for the initial payment.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement (the “OsseoScrew License Agreement”) with PST that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment of $2.0 million payable upon the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment. In addition, the Company is expecting to record an IPR&D charge of $3.5 million consisting of cash and the Company’s common stock upon the completion of biomechanical testing, which is expected to occur in the fourth quarter of 2008. Furthermore, the Company is expecting to pay $2.5 million consisting of cash and the Company’s common stock upon market launch, which is expected to occur in the first half of 2009.

J3G Spine Development Consulting Agreement

In August 2008, Alphatec Spine entered into a development consulting agreement (the “J3G Development Consulting Agreement”) with J3G Spine, LLC (“J3G”) pursuant to which J3G is obligated to develop a neuromonitoring system to be used with Alphatec Spine’s products. The financial terms of the J3G Development Consulting Agreement include: (i) a $0.3 million cash payment; (ii) design, regulatory, market launch and sales milestones that could begin to be achieved and paid by Alphatec to J3G in 2009; and (iii) a royalty payment based upon Alphatec Spine’s gross margin on the sale of certain developed licensed products that could begin in 2009. The Company recorded an IPR&D charge of $0.3 million in the third quarter of 2008 for the initial payment. In addition, the Company is expecting to record an IPR&D charge of $0.2 million upon the completion of proof of concept and intellectual property related milestones, which are expected to occur in the fourth quarter of 2008.

14. Related Party Transactions

For the nine months ended September 30, 2008 and 2007, the Company incurred costs of $0 and $0.2 million, respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), our principal stockholder.

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

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s Board of Directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended September 30, 2008 and 2007, the Company incurred costs of $0.1 million and $0.1 million, respectively, for advisory services provided by Dr. Hochschuler. For the nine months ended September 30, 2008 and 2007, the Company incurred costs of $0.2 million and $0.3 million, respectively, for advisory services provided by Dr. Hochschuler.

15. Commitments and Contingencies

Debt

As of September 30, 2008, Alphatec Spine had drawn $12.8 million and had approximately $2.0 million available under a credit agreement that the Company had entered into in October 2007 with Merrill Lynch Capital. In the first quarter of 2008, the rights and obligations of this agreement were acquired by General Electric Capital Corporation. As of September 30, 2008, the Company was in compliance with the contractual covenants of the credit agreement.

On October 2006, Alphatec Pacific entered into a credit agreement with Resona Bank. In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate.

Leases

The Company leases certain equipment under capital leases that expire on various dates through 2010. The Company also leases its buildings, certain equipment and vehicles under operating leases that expire on various dates through 2017. Future minimum annual lease payments under such leases as of September 30, 2008 are as follows (in thousands):

Year ending December 31,	Operating	Capital
2008 (three months)	$441	$104
2009	2,458	340
2010	2,675	12
2011	2,614	—
2012	2,610	—
Thereafter	7,692	—

	$18,490	456

Less: amount representing interest		(19)

Present value of minimum lease payments		437
Current portion of capital leases		(376)

Capital leases, less current portion		$61

Rent expense under operating leases for the three months ended September 30, 2008 and 2007 was $0.6 million and $0.3 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2008 and 2007 was $1.7 million and $1.1 million, respectively.

Real Property Leases

During the first quarter of 2008, the Company entered into a lease and sublease agreement in order to consolidate the use and occupation of its five existing premises into two adjacent facilities. In February 2008, the Company entered into a sublease agreement (the “Sublease”) for 76,693 square feet of office, engineering, research and development and warehouse and distribution space (“Building 1”). The term of the Sublease commenced in May 2008 and terminates on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by the Company is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent is abated for months one through seven of the Sublease. Under the Sublease, the Company is required to provide the sublessor with a security deposit in the amount of approximately $93,500.

In March 2008, the Company entered into another lease agreement (the “Lease”) for 73,480 square feet of office, engineering, research and development and warehouse and distribution space (“Building 2”). The Lease term is scheduled to commence on December 1, 2008 and end on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, the Company is required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company. The lessor is providing a tenant improvement allowance of $1.1 million and $0.4 million of reimbursable tenant improvement allowances to assist with the configuration of the facility to meet the Company’s business needs.

The expiration of the leases of the Company’s current facilities will coincide with the relocation to the new facilities.

16. Stock Options and Restricted Shares

Stock Options

A summary of the Company’s stock options outstanding under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan as of September 30, 2008 and related information is as follows (in thousands, except for per share amounts):

	Shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2007	1,211	$3.78	9.19	$1,611
Options granted	1,128	$4.76
Options exercised	(20)	$2.37
Options forfeited	(235)	$4.05

Options outstanding at September 30, 2008	2,084	$4.31	9.00	$936

Options vested and exercisable at September 30, 2008	242	$3.78	8.10	$240

Options vested and expected to vest at September 30, 2008	1,636	$4.31	8.99	$739

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008 (in thousands, except per share amounts):

Options outstanding					Options exercisable
Range of exercise prices		Number outstanding	Weighted-average remaining contractual life (in years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.001	$0.001	44	6.89	$0.001	22	$0.001
$3.21	$3.21	11	8.08	$3.210	2	$3.210
$3.22	$3.77	334	8.35	$3.480	63	$3.453
$3.93	$3.93	346	8.83	$3.928	86	$3.930
$3.95	$4.99	1,104	9.34	$4.630	46	$4.556
$5.89	$8.07	245	9.03	$5.359	23	$6.279

$0.001	$8.07	2,084	9.00	$4.311	242	$3.783

Restricted Stock Awards

The following table summarizes information about the restricted stock award activity as of September 30, 2008:

	Shares	Weighted- average grant date fair value	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2007	1,242	$6.79	3.09	$8,435
Awarded	50	$4.93
Released	(249)	$6.40
Forfeited	(57)	$9.00

Outstanding at September 30, 2008	986	$6.62	2.45	$4,537

The weighted average fair value of awards granted during the nine months ended September 30, 2008 was $4.93 per share. There were no awards granted during the three months ended September 30, 2008.

17. Income Taxes

The Company’s unrecognized tax benefits decreased by $0.1 million to $1.5 million during the nine months ended September 30, 2008. This decrease consisted of an adjustment to goodwill. The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The income tax expense pertains to foreign and state taxes.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on providing solutions for disorders affecting the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, and osteoporotic bone markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder implants, which is estimated to be more than $7.0 billion in revenue in 2007 and is expected to grow at approximately 15% annually over the next three years. In addition to our U.S. operations, we also market a range of spine and orthopedic products in Japan through our subsidiary, Alphatec Pacific, Inc., or Alphatec Pacific. In 2008 we began selling our products through independent distributors in Europe.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the nine months ended September 30, 2008 and 2007, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through September 30, 2008, we licensed approximately 30 patent or patent applications from third parties.

To assist us in evaluating our product development strategy, we regularly monitor long-term technology trends in the spinal implant industry. Additionally, we consider the information obtained from discussions with the surgeon community and our Scientific Advisory Board in connection with the demand for our products, including potential new product launches. We also use this information to help determine our competitive position in the spinal implant industry and the capacity requirements of our manufacturing facility.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.3	36.3	34.3	35.9

Gross profit	64.7	63.7	65.7	64.1
Operating expenses:
Research and development	13.0	6.6	13.6	7.0
In-process research and development	5.0	11.5	3.6	4.0
Sales and marketing	41.6	41.8	42.4	42.4
General and administrative	22.4	30.2	23.4	25.2
Litigation settlement	—	—	15.1	—

Total operating expenses	82.0	90.1	98.1	78.6

Operating loss	(17.3)	(26.4)	(32.4)	(14.5)

Other income (expense):
Interest income	0.2	0.5	0.5	0.7
Interest expense	(1.0)	(0.8)	(1.0)	(1.2)
Other income (expense), net	(0.4)	0.3	—	0.2

Total other income (expense)	(1.2)	—	(0.5)	(0.3)

Loss before taxes	(18.5)	(26.4)	(32.9)	(14.8)
Income tax provision	0.3	1.1	0.4	0.5

Net loss	(18.8)%	(27.5)%	(33.3)%	(15.3)%

Reclassification

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. In our prior SEC filings, our operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, shown in the following table (in thousands):

Current Reporting Basis	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	Total
Sales and marketing	$8,551	$7,827	$8,501	$24,879	$10,103	$10,062	$10,723	$30,888
General and administrative	5,265	3,403	6,127	14,795	5,564	5,740	5,779	17,083

Total	$13,816	$11,230	$14,628	$39,674	$15,667	$15,802	$16,502	$47,971

Prior Reporting Basis	2007				2008
	1st Quarter	2nd Quarter	3rd Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	Total
Sales and marketing	$7,909	$6,880	$7,506	$22,295	$9,139	$9,019	$10,723	$28,881
General and administrative	5,907	4,350	7,122	17,379	6,528	6,783	5,779	19,090

Total	$13,816	$11,230	$14,628	$39,674	$15,667	$15,802	$16,502	$47,971

Change between expense captions	$642	$947	$995	$2,584	$964	$1,043	$—	$2,007

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws, vertebral body replacement devices, rods and plates. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products. In Europe, we use an independent distributor that has purchased our products and markets them to their customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have no prior experience, revenues for this purchase by the distributor have been deferred until payments become due or cash is received.

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

In-process research and development. In-process research and development, or IPR&D, consists of acquired research and development assets that were not technologically feasible on the date we acquired worldwide licenses for technology related to the dynamic cervical plate and the expandable interbody products and had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties.

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

Income tax provision. The income tax expense consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues. Revenues increased $5.5 million, or 27.1%, to $25.8 million for the three months ended September 30, 2008 from $20.3 million for same period in 2007. U.S. revenues increased $4.7 million, or 27.7%, primarily due to increased sales of our Trestle, Novel and Zodiac product lines. Asia revenues increased $0.4 million, or 10.0%, primarily due to foreign translation of $0.3 million and increased spine product revenue of $0.4 million, offset by a reduction in non-spine product revenue of $0.3 million. During the second quarter of 2008 we shipped $1.4 million of product into our new channel of distribution in Europe. As the terms of the agreement included extended payment terms with operations in a new market with no prior experience, revenue was deferred until the payments become due or cash proceeds are received from this sales transaction. In September 2008, we recognized $0.5 million in revenue from this European sale order shipped in June 2008. In the third quarter of 2008, we shipped $0.5 million of additional product to the European distributor and shipped $1.4 million of product to a new U.S. distributor. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market with no experience for the European distributor and the U.S. distributor not having an extensive credit history, revenues for these purchases by the distributors have been deferred until payments are due if such payments are supported by a letter of credit or when the cash is received for such purchases.

Cost of revenues. Cost of revenues increased $1.7 million, or 23.4%, to $9.1 million for the three months ended September 30, 2008 from $7.4 million for same period in 2007. The increase in cost of revenues was due to $1.0 million related to increased revenues, increase in royalties of $1.5 million primarily due to the incremental expense associated with increased revenues and new royalty payments made in conjunction with the Biedermann and Depuy license agreement, and foreign translation of $0.2 million. The cost increases were partially offset by a $0.3 million decrease in instrument amortization that was driven by the change in useful life from two to four years, and reduction in manufacturing variances of $0.7 million.

Gross profit. Gross profit increased $3.8 million, or 29.1%, to $16.7 million for the three months ended September 30, 2008 from $12.9 million from the same period in 2007. Gross margin of 64.7% of revenues for the three months ended September 30, 2008 increased 1.0 percentage points for the same period in 2007. The 1.0 percentage point increase was primarily due to an improvement in manufacturing efficiency of 3.5 percentage points, reduced instrument depreciation of 2.1 percentage points as a result of our change in the estimated useful life of our instruments, intangible amortization of 0.9 percentage points and a reduction in excess and obsolete inventory charges of 0.2 percentage points, offset by an increase in royalty expenses of 5.2 percentage points and product mix of 0.4 percentage points.

Research and development. Research and development expenses increased $2.1 million to $3.4 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The expense increases were primarily due to increases in compensation expenses of $0.3 million due to increased headcount, an increase in project materials and prototype expenses of $0.6 million to support new product development, professional services of $0.7 million, stock-based compensation of $0.2 million and other miscellaneous spending of $0.3 million.

In-process research and development. In-process research and development expenses decreased $1.0 million to $1.3 million for the three months ended September 30, 2008 from $2.3 million for the three months ended September 30, 2007. In the third quarter of 2008, we made a $1.0 million payment for the achievement of the design freeze milestone in conjunction with the OsseoFix License Agreement and a $0.3 million initial payment in conjunction with the Development Consulting Agreement with J3G, LLC. In the third quarter of 2007, we recorded a $2.3 million expense for the purchase of an exclusive worldwide license for technology related to the GLIF, or Guided Lumbar Interbody Fusion System, system. Pursuant to this license, we issued 750,000 shares of our common stock to JGMG Bengochea, LLC. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since these systems are not finalized, we immediately expensed the cash and stock-based payments.

Sales and marketing. Sales and marketing expenses increased $2.2 million to $10.7 million for the three months ended September 30, 2008, from $8.5 million for the three months ended September 30, 2007. The increase was due to higher commission expense of $1.1 million due to higher sales volume, professional services expenses of $0.3 million, increased freight costs of $0.1 million, increased U.S. marketing expenses of $0.5 million and Japan expenses of $0.2 million associated with increased headcount.

General and administrative. General and administrative expenses decreased $0.3 million to $5.8 million for the three months ended September 30, 2008 from $6.1 million for the three months ended September 30, 2007. The decrease was due to a reduction in compensation expense of $0.4 million, a reduction of legal fees of $0.3 million, a reduction of severance expenses of $0.5 million, offset by an increase in Japan expenses of $0.6 million, professional fees of $0.2 million and other spending increases of $0.1 million.

Total other income (expense), net. Total other income (expense), net decreased $0.3 million to negative $0.3 million for the three months ended September 30, 2008 from no other income (expense) for the three months ended September 30, 2007. The decrease was due to an increase in interest expense of $0.1 million associated with the borrowings on our line of credit and foreign exchange loss of $0.2 million on foreign denominated receivables.

Income tax provision. Income tax provision decreased $0.1 million to $0.1 million for the three months ended September 30, 2008 from $0.2 million for the three months ended September 30, 2007. The decrease was due to a reduction in foreign income taxes.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues. Revenues increased $14.2 million, or 24.2%, to $72.9 million for the nine months ended September 30, 2008 from $58.7 million for same period in 2007. U.S. revenues increased $9.8 million, or 19.8%, primarily due to increased sales of our Trestle, Novel and Solanas product lines. Asia revenues increased $3.8 million, or 42.8%, primarily due to $2.4 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007 and favorable foreign translation of $1.4 million. During the second quarter of 2008 we shipped $1.4 million of product into our new channel of distribution in Europe. As the terms of the agreement include extended payment terms with operations in a new market with no prior experience, revenue has been deferred until payments are due or cash proceeds are received. In September 2008, we recognized $0.5 million in revenue from this European sale order shipped in June 2008. In the third quarter of 2008, we shipped $0.5 million of additional product to the European distributor and shipped $1.4 million of product to a new U.S. distributor. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market with no experience for the European distributor and the U.S. distributor not having an extensive credit history, revenues for these purchases by the distributors have been deferred until either payments are due if such payments are supported by a letter of credit, or when the cash is received for such purchases. As of September 30, 2008, we have $2.9 million of deferred revenue.

Cost of revenues. Cost of revenues increased $3.9 million, or 18.6%, to $25.0 million for the nine months ended September 30, 2008 from $21.1 million for same period in 2007. The increase in cost of revenues was due to $1.7 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, increased product costs of $1.7 million associated with the increased revenue performance, higher excess and obsolete provisions of $1.1 million, foreign translation of $0.9 million and increased royalties of $2.5 million due to increased revenues and the new royalty payments made in connection with the Biedermann and Depuy litigation settlement. The cost increases were partially offset by a $1.0 million decrease in instrument amortization due to the change in useful life from two to four years, improved manufacturing efficiency of $2.5 million and reduction in intangible amortization of $0.5 million due to the reversal of previously recognized amortization for the terminated Scient’x license agreements.

Gross profit. Gross profit increased $10.3 million, or 27.3%, to $47.9 million for the nine months ended September 30, 2008 from $37.6 million from the same period in 2007. Gross margin of 65.7% of revenues for the nine months ended September 30, 2008 increased 1.6 percentage points for the same period in 2007. The 1.6 percentage point increase was primarily due to an improvement in manufacturing efficiency of 4.6 percentage points, reduced instrument depreciation of 2.2 percentage points, and intangible amortization of 1.4 percentage points, offset by lower product margins of 2.0 percentage points, excess and obsolete inventory charges of 1.4 percentage points, product mix of 0.5 percentage points and an increase in royalty expenses of 2.7 percentage points.

Research and development. Research and development expenses increased $5.8 million to $9.9 million for the nine months ended September 30, 2008, from $4.1 million for the nine months ended September 30, 2007. The expense increases were primarily due to increases in compensation expenses of $1.0 million due to increased headcount, an increase in project materials and prototype expenses of $1.9 million to support new product development, professional services expenses of $1.2 million, rent expense of $0.6 million, relocation expenses of $0.3 million, stock-based compensation of $0.4 million and other miscellaneous spending of $0.4 million.

In-process research and development. In-process research and development expenses increased $0.3 million to $2.6 million for the nine months ended September 30, 2008 from $2.3 million for the nine months ended September 30, 2007. In the nine months ended September 2008, the costs of licenses for the technology related to the expandable interbody license of $1.0 million, the OsseoFix license of $1.0 million, the dynamic cervical plate license of $0.3 million and costs related to the neuromonitoring development agreement of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the OsseoFix license, we paid $1.0 million in cash to the licensor in connection with the achievement of the design freeze milestone. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares of our common stock and paid $0.2 million in cash to the licensor. In the nine months ended September 2007, we recorded a $2.3 million expense for the purchase of an exclusive worldwide license for technology related to the GLIF system. Pursuant to this license, we issued 750,000 shares of our common stock to JGMG Bengochea, LLC. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since these systems are not finalized, we immediately expensed the cash and stock-based payments.

Sales and marketing. Sales and marketing expenses increased $6.0 million to $30.9 million for the nine months ended September 30, 2008, from $24.9 million for the nine months ended September 30, 2007. The increase was due to higher commission expense of $3.0 million due to the higher sales volume, Japan Ortho Medical acquisition expenses of $0.3 million, foreign translation of $0.3 million, travel costs of $0.5 million, 2007 reversal of a bad debt reserve of $0.3 million, increased freight costs of $0.2 million, increased facility costs of $0.6 million and increased marketing compensation expenses of $0.8 million.

General and administrative. General and administrative expenses increased $2.3 million to $17.1 million for the nine months ended September 30, 2008 from $14.8 million for the nine months ended September 30, 2007. The increase was due to a 2007 severance reversal following a settlement agreement involving prior senior executives of $2.4 million, higher stock-based compensation expense primarily due to adjusting the forfeiture rate in the first half of 2007 and reducing expenses by $1.3 million, foreign translation of $0.4 million, Japan Ortho Medical acquisition expenses of $0.4 million and increased Japan general and administrative expenses of $0.6 million, offset by a decrease in compensation expense of $0.5 million, reduced travel costs of $0.2 million, reduction in severance expenses of $0.6 million, relocation expenses of $0.3 million, the 2007 contract termination costs associated with the relocation of our biologics distribution center to our corporate headquarters of $0.4 million, reduced legal expenses of $0.2 million, decreased facility costs of $0.4 million and miscellaneous cost reductions of $0.2 million.

Litigation settlement. Litigation expenses increased $11.0 million to $11.0 million for the nine months ended September 30, 2008, from no litigation expense for the nine months ended September 30, 2007. The increase was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008.

Total other income (expense), net. Total other income (expense), net decreased $0.2 million to negative $0.3 million for the nine months ended September 30, 2008 from negative $0.1 for the nine months ended September 30, 2007. The decrease was due to a reduction in interest income of $0.1 million and foreign exchange loss of $0.1 million.

Income tax provision. We recorded $0.2 million of income tax expense for the nine months ended September 30, 2008 compared to $0.3 million for the nine months ended September 30, 2007. The provision for the nine months ended September 30, 2008 primarily consists of state and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and bank borrowings. Principal uses of cash have included cash used in operations, acquisitions, acquisition of intellectual property rights, capital expenditures and working capital. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements including potential R & D license milestone obligations through at least September 30, 2009. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Operating activities

We used net cash of $18.2 million in operating activities for the nine months ended September 30, 2008. During this period, net cash used in operating activities primarily consisted of a net loss of $24.2 million, primarily due to the litigation settlement payment of $11.0 million, and a increase in working capital and other assets of $5.0 million, primarily due to increases in accounts receivable and inventory in support of increased sales volume, offset by $11.0 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and in-process research and development that was purchased using our common stock.

We used net cash of $6.9 million in operating activities for the nine months ended September 30, 2007. During this period, net cash used in operating activities primarily consisted of an increase in working capital and other assets of $8.3 million, primarily due to a reduction of accounts payable and increases in accounts receivable and inventory in support of increased sales volume. The net loss, offset by non-cash costs including amortization, depreciation, stock-based compensation and interest expense related to the revaluation of the put right, generated $1.4 million of cash.

Investing activities

We used net cash of $7.2 million in investing activities for the nine months ended September 30, 2008, primarily for the purchase of $7.2 million in instruments, the purchase of $2.9 million in manufacturing equipment, leasehold improvements and computer equipment and the purchase of the Teknimed license agreement for $0.4 million, offset by the $2.0 million settlement of a certificate of deposit that was previously used as collateral for a standby letter of credit issued to secure a line of credit for Alphatec Pacific with Resona Bank of Japan and $1.3 million for cash proceeds for the termination of the Scient’x license agreements.

We used net cash of $8.5 million in investing activities for the nine months ended September 30, 2007, primarily for a $2.6 million up-front payment for one of the Scient’x license agreements, a $2.0 million investment in a certificate of deposit as collateral for standby letters of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank, $3.8 million to purchase instruments and plant equipment and $0.3 million to purchase shares in Noas Medical Company Ltd, one of our Japanese distributors, offset by the $0.2 million of net cash received for the Japan Ortho Medical acquisition that occurred on May 1, 2007.

Financing activities

We generated net cash of $10.6 million from financing activities for the nine months ended September 30, 2008 primarily due to $12.8 million borrowing under our U.S. working capital line of credit, new borrowings of $1.1 million from Resona Bank in Japan, and new borrowings of $1.9 million for information technology infrastructure and insurance, offset by a $2.7 million principal reduction of our Japan line of credit, principal reduction on notes payable of $2.1 million and principal reduction of our capital leases of $0.4 million.

We generated net cash of $32.3 million from financing activities for the nine months ended September 30, 2007. In the third quarter, our public offering generated $32.2 million in net proceeds. As a result of the settlement of our indemnification claims in connection with our acquisition of Alphatec Manufacturing; the predecessor of Alphatec Spine, $2.1 million was generated. Pursuant to the indemnification settlement, we received $1.0 million and certain former shareholders of Alphatec Manufacturing involved in this settlement agreed to use all or a portion of the cash paid to such shareholders from the escrow funds to purchase an aggregate of $1.1 million of our common stock in a private placement. In addition, we retired $1.6 million in notes payable, reduced our capital leases by $0.4 million and paid off $0.6 million of our line of credit in the U.S., offset by new borrowings of $0.6 million.

Debt and credit facilities

In October 2007, we and certain of our subsidiaries including Alphatec Spine, entered into a three-year credit agreement with Merrill Lynch Capital, or the Merrill Lynch Credit Agreement, to support our working capital needs. The Merrill Lynch Credit Agreement consists of a revolving note in the amount of $20.0 million and where any borrowings are due October 2010. The Loan consists of interest-only monthly payments and bears interest at the rate of one-month LIBOR plus

2.75% per annum (6.46% at September 30, 2008). The amount available to be drawn under the Merrill Lynch Capital Agreement is limited to 85% of the net collectible value of eligible accounts receivable of Alphatec Spine plus 75% of the eligible inventory of the Alphatec Spine. In the first quarter of 2008, the rights and obligations of the Merrill Lynch Credit Agreement were acquired by General Electric Capital Corporation. As of September 30, 2008, we had drawn $12.8 million and had approximately $2.0 million available to borrow under the working capital line of credit. In addition, as of September 30, 2008, we are in compliance with the contractual covenants contained in the Merrill Lynch Credit Agreement.

On October 2006, Alphatec Pacific entered into a credit agreement with Resona Bank. In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate.

We have entered into various capital lease arrangements through December 31, 2007. The leases bear interest at rates ranging from 5.52% to 16.44%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have maturity dates ranging from July 2008 to March 2010. We did not enter into any capital leases in the quarter ended September 30, 2008.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments are summarized in the following table (in thousands):

	Payment Due by Period
Contractual Obligations	Total	2008	2009	2010	2011	2012	Beyond
		(3 months)
Line of Credit - GECC	$12,750	$—	$—	$12,750	$—	$—	$—
Notes Payable to Microsoft	433	24	203	176	30	—	—
Notes Payable for Insurance	820	365	455	—	—	—	—
Notes Payable to GE Capital	1,251	338	913	—	—	—	—
Notes Payable to Japanese Banks	1,758	146	652	560	252	102	46
Capital Lease Obligations	437	97	328	12	—	—	—
Operating Lease Obligations	18,490	441	2,458	2,675	2,614	2,610	7,692
New Product Development Milestones (1)	5,700	2,700	3,000	—	—	—	—

Total	$41,639	$4,111	$8,009	$16,173	$2,896	$2,712	$7,738

(1)	This commitment represents payments in cash, rather than common stock, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities. In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, and research and development space, or Building 1. The term of the Sublease commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we are required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 will consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into another lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term is scheduled to commence on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we are required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor is providing a tenant improvement allowance of $1.1 million and $0.4 million of reimbursable tenant improvement allowances to assist with the configuration of the facility to meet our business needs. Building 2 will be occupied on or before the first quarter of 2009 to consolidate all manufacturing, distribution and warehousing activities.

Agreements with Scient’x S.A.

In April 2008, we mutually agreed to terminate the license agreements we entered into in January 2007 with Scient’x. The terms of the termination include a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that we will return to Scient’x. In the second quarter of 2008, we reversed $0.4 million in previously recognized amortization expense and reclassified the license fee receivable to other current assets. We received a $1.3 million payment in the second quarter of 2008 and are expecting to receive the final $1.3 million in the fourth quarter of 2008.

OsseoFix Fracture Reduction System License Agreement

In September 2007, we entered into an exclusive license agreement with Stout Medical Group LP, or Stout, that provides us with an exclusive worldwide license to develop and commercialize Stout’s technology related to a vertebral compression fracture solution called the OsseoFix Fracture Reduction System. The financial terms of the agreement include an up-front license fee payment to be made by us to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments that will begin to be achieved and paid by us to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product. We recorded an IPR&D charge of $1.0 million in the third quarter of 2008 for the achievement of the design milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, we expect to make a $1.5 million milestone payment upon FDA approval, which we will expect to occur in 2009.

Expandable VBR License Agreement

In March 2008, we entered into a license agreement, or the Expandable VBR License Agreement, with Stout that provides us with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device, or the Expandable VBR Technology. The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of our common stock following the execution of the Expandable License License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $1.0 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

Dynamic Anterior Cervical Plate License Agreement

In February 2008, we entered into an exclusive license agreement, or the Dynamic Anterior Cervical Plate License Agreement, from Progressive Spinal Technologies LLC, or PST, that provides us with an exclusive worldwide license the right to commercialize PST’s dynamic anterior cervical plate technology. The financial terms of the Dynamic Anterior Cervical Plate License Agreement include: (i) a $0.2 million cash payment; (ii) the issuance of $0.2 million of shares of our common stock; (iii) testing, design, regulatory and sales milestone payments that could begin to be achieved and paid by us to PST in 2009; and (iv) a royalty payment based upon net sales of licensed products, with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $0.3 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

OsseoScrew License Agreement

In December 2007, we entered into an exclusive license agreement, or the OsseoScrew License Agreement, with PST that provides us with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteoporosis or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. We recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. We are expecting to record an IPR&D charge of $3.5 million consisting of cash and our common stock upon the completion of the biomechanical testing, which is expected to occur in the fourth quarter of 2008. Furthermore, we are expecting to pay $2.5 million consisting of cash and our common stock upon market launch, which is expected to occur in the first half of 2009.

J3G Spine License Agreement

In August 2008, we entered into a development consulting agreement, or the J3G Development Consulting Agreement, with J3G Spine, LLC, or J3G, that J3G is obligated to develop a neuromonitoring system to be used with our products. The financial terms of the J3G Development Consulting Agreement include: (i) a $0.3 million cash payment; (ii) design, regulatory, market launch and sales milestones that could begin to be achieved and paid by us to J3G in 2009; and (iii) a royalty payment based upon gross margin of licensed products in 2010. We recorded an IPR&D charge of $0.3 million in the third quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, we are expecting to record an IPR&D charge of $0.2 million upon the completion of proof of concept and intellectual property milestones, which are expected to occur in the fourth quarter of 2008, as the technological feasibility associated with the IPR&D since the final prototype of the device has not been established and no alternative future use exists.

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

In Japan, we have several contracts for which we follow the provisions of Emerging Issues Task Force, or EITF, No. 99-19 Reporting Revenue Gross as a Principal vs. Net as an Agent. After applying the indicators and facts, we have concluded that revenue from these transactions should be reported based on the gross amount billed to the customer.

In the second and third quarters of 2008, we shipped $1.9 million of product to a new European distributor, which included extended payment terms and was secured by an irrevocable letter of credit. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we had no prior experience, revenues for this purchase by the distributor have been deferred until either payments become due since such payments are supported by a letter of credit or when cash is received for such purchases. In September 2008, we recognized $0.5 million in revenue from the European sale order that was shipped in June 2008.

In the third quarter of 2008, we shipped $1.4 million of product to a new U.S. distributor, which did not have a extensive credit history. As a result of a lack of extensive credit history, revenues for this purchase by the distributor have been deferred until cash is received.

Instrument Useful Lives

During the first quarter of 2008, we completed a review of the estimated useful lives of our spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008.

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

Inventories

Inventories are stated at the lower of cost or market. In the second quarter of 2008, we implemented a standard cost system as a tool to monitor production efficiency and establish appropriate product costs. The standard cost system applies estimated manufacturing overhead factors to inventory based on budgeted production and efficiency levels and costs of operation, based upon the experience and judgment of management. Actual costs and production levels may vary from the standard and we maintain valuation reserves for the differences between our actual and standard costs to ensure our inventories are stated at the lower of cost or market. We are continually striving to improve our production processes and reduce costs. We will monitor the adequacy of the valuation reserves; however, depending on our success in controlling and reducing costs, a significant change in our reserves may be required from our standard costs to our actual costs. On a quarterly basis, we determine the adjustments required to adjust our standard costs to actual.

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

Valuation of Goodwill and Intangible Assets

We assess the impairment of our goodwill and intangible assets annually in December or each quarter if business conditions change and an earlier impairment indicator arises. This assessment requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

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

Under SFAS No. 123(R), we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes model were 6.2 years for the expected term, 51% for the expected volatility, 3.18% for the risk-free interest rates, 10% for the forfeiture rates and 0% for dividend yield for the three month period ended September 30, 2008. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our potential need to raise additional financing;

•	our ability to control our costs and achieve profitability;

•	the potential need to raise additional financing and the availability of such financing;

•	our ability to successfully develop, commercialize and introduce new products into the market;

•	our ability including the ability to obtain regulatory approvals or clearances that are necessary to sell our products in applicable jurisdictions;

•	the acceptance of our products by the surgeon community including without limitation those products that are designed for the treatment affecting the aging spine;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks and obtain and maintain the necessary approvals to sell our products in Japan and Europe;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

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

Interest Rate Risk

Alphatec Spine’s borrowings under its credit facility with Merrill Lynch Capital (acquired by General Electric Capital Corporation in the first quarter of 2008) expose us to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, then for every $1.0 million outstanding on our line of credit, our income before taxes would be reduced by approximately $10,000 per year. We are not party to any derivative financial instruments. Other outstanding debt consisted of fixed rate instruments, primarily in the form of capital leases and notes payable.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the nine months ended September 30, 2008, our revenues denominated in foreign currencies were $13.4 million. Substantially all of such revenues were denominated in Japanese Yen. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, then our reported revenues would decrease when we convert the Japanese Yen into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce our foreign currency risks. However, the currency exposure in our foreign currency revenues is mitigated because foreign subsidiaries expenses are payable in foreign currencies. We do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the nine months ended September 30, 2008.

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

On April 12, 2006, Alphatec Spine and HealthpointCapital L.P., our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the claimant surgeons, in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws, which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this Quarterly Report. Currently this matter is scheduled to be litigated in California State Court in the first half of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	November 4, 2008

/s/ Peter C. Wulff Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	November 4, 2008

Exhibit Index

No.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.