Form 10-K
period 2008-12-31
Alphatec Holdings, Inc.
filed 2009-03-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52024

ALPHATEC HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2463898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5818 El Camino Real, Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 431-9286

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2008 was approximately $110.0 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 2, 2009 was 47,377,953.

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2008

PART I

Item 1.	Business

We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 5818 El Camino Real, Carlsbad, California 92008. In this Annual Report on Form 10-K, the terms “we,” “us” and “our” includes Alphatec Holdings, Inc., or Alphatec or Alphatec Holdings, and our subsidiaries.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the SEC at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains material regarding issuers that file with the Securities and Exchange Commission.

Our Internet address is www.alphatecspine.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, osteoporotic bone, and spinal stenosis markets. Our principal product offerings are focused on the market for orthopedic spinal disorder solution products, which is estimated in the U.S. to be more than $5.8 billion in revenue in 2008 and is expected to grow more than 10% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. have been cleared by the U.S. Food and Drug Administration, or the FDA, and these products have been used in over 10,700 and 8,600 spine disorder surgeries in 2008 and 2007, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union and Hong Kong.

Strategy

Our strategy is to be the leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. To further differentiate our solutions, we will incorporate minimally invasive access techniques, and integrated biologic solutions to improve patient outcomes across our product portfolio. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing to market innovative products, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

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

•

Focus on Underserved and Rapidly Growing Segments of the Market. We are focused on creating solutions to address the rapidly growing elderly demographic and the unique issues facing such patients. We will focus on less invasive implants and techniques, and solutions for adult onset deformities, vertebral compression fractures, stenosis and issues related to patients with osteoporatic bones, each of which represents a large underserved market segment. We believe that our strategic focus in underserved and rapidly growing areas will offer us increased revenue and deeper market penetration.

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

•

License or Acquire Complementary Spine Products and Technologies. In addition to building our product portfolio through internal product development efforts, we have licensed and will continue to license or acquire complementary spine products and technologies. By licensing or acquiring complementary products and technologies, we believe we can leverage our expertise at bringing new products to market and provide additional marketing opportunities for our sales organization.

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

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of approximately 85 independent distributors, which we believe employ approximately 240 agents. We also employ 17 direct sales representatives and sales management employees and executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives and sales management employees and executives. We educate and support our independent distributors, often our first point of contact with surgeons, as if they were part of our organization.

•

Increase the Exclusivity of our Sales Force. We believe that having a sales force dedicated to selling only our spinal products will lead to greater market penetration and increased sales. In 2008, we increased the percentage of exclusive distributors in the U.S. from approximately 40% as of December 31, 2007 to approximately 70% as of December 31, 2008.

•

Grow our International Business. We have an established presence in Japan. We plan to continue expanding our distribution network and product offerings throughout Asia. In 2008 we obtained the necessary regulatory clearances and began selling our products in Europe through distribution agents that exclusively sell our spinal products. We also plan to obtain regulatory clearances and distribution networks in other areas of the world where we can benefit from selling our unique products and technologies.

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, spinal spacers, plates, bone cement for use in a vertebroplasty and various biologic offerings. In addition, in Europe we sell an additional solution for treating vertebral compression fractures. Generally, spine screws are inserted into the vertebrae in order to affix rods, plates and other stabilizing devices during spine procedures using our products. Spinal spacers are inserted between vertebrae and are used to provide spinal support in order to restore lost disc space, alignment, and weight-bearing function. Plates are attached to adjacent vertebrae to further stabilize the vertebrae and facilitate healing. Polymethylmethacrylate, or PMMA, bone cement is inserted into a vertebral compression fracture to stabilize the fracture. In addition, in Europe we sell our OsseoFix implant, which provides additional stabilization of a VCF prior to the use of PMMA. Certain of our biologics offerings are used as an alternative to our polyetheretherketone, or PEEK, or metal products while others complement such products by promoting fusion.

We currently sell our spinal solution products as spine systems, categorized by the spinal disorder and the method of treatment. The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development and includes the distinguishing features and components for our systems.

Current Products:

Category	Alphatec System	System Features and Components
Thoracolumbar Fixation Systems	Zodiac Degenerative Fixation	Polyaxial pedicle screws, rods and cross connectors, with instrumentation

	CORE Lumbar Plating	Fixed-post pedicle screws and rigid connector plates, with instrumentation

Deformity Fixation Systems	Zodiac Deformity Fixation	Screws, hooks, rods, and connectors comprised of either titanium or stainless steel, with instrumentation

Spinal Spacers	Novel PEEK and Titanium Spacers	Spinal spacers made of PEEK or titanium in various shapes and sizes for use in both the lumbar and cervical regions of the spine, with instrumentation

Allograft Spacers	Connect, Connect II, Solo and Duet Allograft Spacers	Spinal spacers made of dense, porous, cancellous human tissue, in various shapes and sizes, with instrumentation

Anterior Cervical Plating	Trestle Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

	Reveal Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

Posterior Cervico/Thoracic Fixation	Solanas Posterior Cervico/Thoracic Fixation	Polyaxial pedicle screws, rods, hooks and connectors, with instrumentation

Trauma/Tumor	Tamarack Anterior Thoracolumbar Plating	Spinal fusion plates and screws, with instrumentation

Bone Grafting Materials	Alphagraft and Alphagrans	Tissue-based and synthetic bone grafting materials

	ProFuse Bone Grafting Scaffold	Sponge-like demineralized bone matrix designed for use with our spinal spacers that allows for enhanced contact with endplates after the spacer is inserted

Treatments for Vertebral Compression Fractures	OsseoFix+	Stand-alone verteboplasty system using proprietary PMMA bone cement.

Minimally Invasive Access Systems and Techniques	Illico Minimally Invasive System	Minimally invasive access system that includes a retractor and implant delivery system

Proprietary Packaging Systems	Vacuum Infusion Packaging (VIP) System	Packaging system for allografts and Profuse Scaffold that uses a vacuum to provide rapid hydration

Products in Development:

Category	Alphatec System	System Features and Components
Treatments for Vertical Compression Fractures	OsseoFix	Minimally invasive device that stabilizes the vertebral body. The FDA has required a clinical study in the U.S. in connection with its 510(k) application. This product is only available for sale in Europe.

Treatments for Osteoporotic Patients	OsseoScrew	Polyaxial pedicle screw that is designed to expand after implantation to increase screw fixation purchase in patients with poor bone density

Minimally Invasive Access Systems and Techniques	Guided Lumbar Interbody Fusion System, or GLIF System	Minimally invasive access system that is designed to allow multiple access planes to the patient’s spinal pathology through one incision point

Cervico/Thoracic Occipital Plate	Posterior Occipital Plate	Occipital plate used with a posterior cervico/thoracic fixation systems

Stand-Alone Anterior Plates and Spacers	Anterior Lumbar Interbody Fusion Plate	Stand-alone fusion plating system that is designed to enable surgeons to perform anterior lumbar fusions without the need for the use of posterior spine implants

	Anterior Lumbar Spacer	Stand-alone spinal cage with a proprietary locking mechanism to prevent migration after insertion

Treatments for Lumbar Spinal Stenosis	Helifix/Helifuse	Minimally invasive devices used to treat lumbar spinal stenosis

	Interspinous Process Plating System	Plating system used to treat spinal stenosis

Expandable Implants	Expandable Interbody Device	An expandable interbody device that is designed to be implanted into the disc space and then expanded during spine surgery

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

Zodiac Degenerative Fixation System

Our Zodiac Degenerative Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, fixed-angle pedicle screws, and advanced instruments. We believe our Zodiac Degenerative Fixation System offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac Degenerative Fixation System has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each construct depending on the patient’s needs. Our Zodiac Degenerative Fixation System is designed to be used in connection with our Novel Spacers and our Allograft Spacers.

CORE Lumbar Plating System

Our CORE Lumbar Plating System is a posterior lumbar plating system that provides an alternative to traditional screw and rod constructs. The CORE system is comprised of a rigid pre-contoured plate that is anchored by fixed-post pedicle screws. We believe that this design makes the CORE system particularly effective in the treatment of spondylolisthesis.

Deformity Fixation Systems

Screw, hook and rod constructs have become the standard of care in the surgical treatment of spinal deformities such as scoliosis. These constructs aid in the correction of spinal deformities because they allow movement of the spine into the correct alignment while providing fixation and stability to help achieve fusion.

Zodiac Deformity Fixation System

Our Zodiac Deformity Fixation System is designed to be used in conjunction with many of our other products, including our Zodiac Degenerative Fixation System, our Zodiac Trauma/Tumor Fixation System, our Novel Spacers and our Allograft Spacers. Our Zodiac Deformity Fixation System has components such as fixed-angle and polyaxial screws and instrumentation that are designed to enable the surgeon to address patient-specific spinal deformities.

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

Novel PEEK and Titanium Spacers

Our family of Novel PEEK and titanium spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer five unique implant designs, each of which is available in numerous shapes and heights. Our Novel PEEK spinal spacers have also been approved for use in both the lumbar and cervical regions of the spine. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our Novel spacers helps prevent movement after placement and enhances the stability of the overall construct. Our Novel PEEK Spacers are not visible during a magnetic resonance imaging, or MRI, which allows the surgeon to better assess the progress of the healing process post surgery.

Allograft Spacers

The use of allograft-derived products appeals to many surgeons because such surgeons believe that the use of allograft allows patients to accelerate the creation of living bone cells and eventually incorporate the allograft into the newly created, living bone. Allograft-derived products are fabricated from cadaver bone and precision-machined into standardized shapes resembling PEEK or titanium spacers. Tissue banks are responsible for recovering and processing donated tissue from cadavers in accordance with standards developed by the American Association of Tissue Banks and the FDA.

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

Posterior Cervico/Thoracic Fixation

Solanas Posterior Cervico/Thoracic Fixation

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws and connection devices that provide a solution for posterior cervico/thoracic procedures. Our Solanas Cervico/Thoracic System includes many of the benefits of our Zodiac Degenerative Fixation System, including a polyaxial pedicle screw that contains a unique set screw. We also designed the Solanas Cervico/Thoracic System to be used in combination with our existing Zodiac Degenrative Fixation System, thereby providing additional options for surgeons.

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

Alphagraft and Alphagrans

Our Alphagraft product is a demineralized bone matrix, or DBM, mixed with a bioabsorbable carrier that is used for bone grafting. Our Alphagrans product consists of bioabsorbable synthetic granules that are used for bone grafting.

Profuse Bone Grafting Scaffold

Our Profuse product consists of a sponge-like DBM that has been cut into precise sizes to fit within our spinal spacers. The ProFuse product provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffolds expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The ProFuse scaffold comes pre-packaged in the vacuum infusion packaging system.

Treatments for Vertebral Compression Fractures

OsseoFix+

The PMMA bone cement used in an OsseoFix procedure, OsseoFix+, can also be used in a stand-alone verteboplasty procedure to treat a VCF. In a verteboplasty procedure OsseoFix+ is put directly into the VCF to stabilize the area.

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

Proprietary Packaging Systems

Vacuum Infusion Packaging (VIP) System

The VIP system is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. With the use of a vacuum, the VIP allows for enhanced infusion of fluids into the either our ProFuse or structural allograft products. This rapid hydration system is designed to reduce the length of a surgical procedure by allowing the surgeon to significantly reduce the amount of time required for hydration.

Our Products In Development

We intend to continue to expand our current product offering as well as develop complementary systems and products. Products that we are currently developing include the following:

Treatments for Vertical Compression Fractures

OsseoFix

Our OsseoFix system is focused on providing a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat a VCF. The OsseoFix system is designed to overcome one of the primary complications of Kyphoplasty and vertebroplasty, which is the potential risk of extravasation of PMMA bone cement into the spinal canal or venous system. In addition, the OsseoFix system is designed to use less bone cement than current standards of care, which we believe carries a benefit to the patient. The OsseoFix System is undergoing clinical testing in the U.S. in connection with its 510(k) application. The OsseoFix system is only for sale in Europe.

Treatments for Osteoporotic Patients

OsseoScrew

The OsseoScrew is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace.

Minimally Invasive Access Systems and Techniques

Guided Lumbar Interbody Fusion System, or GLIF System

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

Cervico/Thoracic Occipital Plate

Posterior Occipital Plate

We are developing an occipital plate to be used with a posterior cervico/thoracic fixation system to provide additional stabilization to the atlanto/cervicol and crainial areas during a posterior fixation procedure. We have developed a prototype, and further engineering of the product design is in process.

Stand-Alone Anterior Plates and Spacers

Anterior Lumbar Interbdy FusionPlate System, or ALIF Plate System

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

Anterior Lumbar Spacer

Our stand-alone anterior spinal spacer is intended to offer comparable stabilization to pedicle screw and rod systems. This spacer, which contains a proprietary locking mechanism to prevent migration of the implant after insertion, is designed to provide surgeons with the option of performing a single anterior procedure to treat the patient. We are developing prototypes of this product.

Treatments for Lumbar Spinal Stenosis

Helifix/Helifuse

Our Helifix and Helifuse products are designed to be minimally invasively inserted into a patient’s spinous process to treat lumbar spinal stenosis. Helifix is a non-fusion interspinous device designed to provide relief from lumbar spinal stenosis by providing flexion in the posterior elements. Helifuse is similar in design to Helifix, but will be a fusion device that may be combined with percutaneous spinal fixation. We are developing prototypes of this product.

Interspinous Process Plating System

Our interspinous process plating system is designed to use a plating system on the interspinous process to reduce nerve compression and create spinal stability for patients with spinal stenosis. We are developing prototypes of this product.

Expandable Implants

Expandable Interbody Device

We are developing an expandable interbody device that is designed to be implanted into the disc space and then expanded during spine surgery. The in vivo expansion of the device is designed to permit optimal fit and deformity correction by allowing the surgeon to expand the device to precisely fit the patient’s anatomy. We are developing prototypes of this product.

Sales and Marketing

Our sales force consists of approximately 85 independent distributors, which we believe employ approximately 240 employees dedicated to selling our products in the U.S., 17 direct sales representatives and sales management employees and executives in the U.S., 24 direct direct sales representatives and sales management employees and executives in Japan, three direct sales representatives in Hong Kong, three sales agents in Europe, and an executive-level General Manager that oversees all European operations. Although surgeons make the ultimate decision to use our products in the U.S., we invoice products directly to hospitals and pay commissions to our independent distributors and direct sales agents based on payments received from the hospital. We compensate our sales management employees and sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to exclusively sell our products both within and outside of their allocated sales territory. We offer each of our independent distributors and direct sales representatives sales and product training programs. We market our products at various industry conferences and through organized surgical training courses, and advertise our products in industry trade journals and periodicals. We plan on expanding our global sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In Japan, our sales and marketing activities are conducted through our subsidiary Alphatec Pacific, Inc., or Alphatec Pacific. We believe that having a direct presence in Japan gives us greater control over the introduction process of our products into the Japanese market and allows us to be more responsive to our Japanese customers. Alphatec Pacific has 26 sales and marketing employees as of December 31, 2008. We intend to continue to increase our direct sales force at Alphatec Pacific and also increase the emphasis that Alphatec Pacific places on selling our spinal disorder solutions to the large and growing Asian market. In Hong Kong, our sales and marketing activities are conducted through our subsidiary Milverton Ltd., or Milverton. Milverton has three direct sales representatives that support its sales efforts.

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

Research and Development

Our research and development department has extensive experience in developing products to treat spine pathologies. Our research and development department works closely with our Scientific Advisory Board and surgeons to design products that are intended to improve patient care, simplify surgical techniques and reduce overall costs. We are focusing our research and development efforts in two major strategic areas. First, we focus on continually enhancing and upgrading our current product portfolio and supplementing it with new products where appropriate. Second, we devote significant resources to developing complementary products and unique technologies to create new solutions to address spinal pathologies that affect the aging spine. Our goal is to become the market leader in providing solutions for the aging spine by developing products that have superior efficacy for patients who suffer from poor bone density, a VCF, adult deformity, or spinal stenosis. In order to further promote this strategy, we are focused on converting these research and development programs into commercially viable products that incorporate minimally invasive access techniques and integrated biologic solutions to improve patient outcomes across all of our product lines.

Manufacture and Supply

We conduct our manufacturing operations at our facilities in Carlsbad, California. We manufacture the majority of our implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers. Occasionally we enter into distribution agreements, pursuant to which we distribute products manufactured by a third party under our own private label. Following the receipt of products or product components that we receive from third parties, we conduct inspection, quality control, packaging and labeling, as needed, at our manufacturing facilities.

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

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition and we are aware of several companies that compete in our current and future product areas. We believe that our most significant competitors are Medtronic Sofamor Danek, DePuy Spine, Stryker, Biomet, NuVasive, Zimmer, Synthes, Orthofix, Globus, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling products.

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

Patents

As of December 31, 2008, we owned 22 issued U.S. patents, six issued foreign patents and 42 pending patent applications, including 19 pending U.S. applications, 11 pending international applications and 12 pending foreign national applications. In addition, as of December 31, 2008 we have licensed or otherwise acquired rights to 40 U.S. patents, and patent pending applications.

The issued patents that we own begin to expire in 2009, although we do not expect that such expiration will have a negative impact on our business or operations because such expiring patents do not cover intellectual property that is material to our business. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

License Agreements Executed in 2007

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

OsseoFix License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with Stout Medical Group LP, or Stout, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize a vertebral compression fracture fixation system called the OsseoFix system. The OsseoFix implant is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the agreement include an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments that began to be achieved and paid by Alphatec Spine to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology which occurred in 2008. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

GLIF License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with JGMG Bengochea, LLC, or JGMG, that provided Alphatec Spine with an exclusive worldwide license to develop and commercialize JGMG’s guided lumbar interbody fusion system, or the GLIF system. The GLIF system is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the agreement include an issuance of our common stock to JGMG, a portion of which common stock is subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2009; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2010. The term of the license agreement on a country-by-country basis and on a product-by-product basis with respect to each licensed patent is the longer of (i) the last patent to expire that is contained in a licensed product, or (ii) 20 years. Alphatec Spine has the right to terminate the license agreement for convenience upon 30 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement with Progressive Spinal Technologies LLC, or PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to a pedicle screw designed to be used for patients with osteopenic bone or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients with osteopenic bone or poor bone density who are not viable candidates for procedures that use the current standard pedicle screw. The parties amended certain financial terms of this agreement in February 2009. The financial terms of the agreement include a cash payment payable following the execution of the agreement; development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The license agreement contains a provision that limits the number of shares that may be issued pursuant to the license agreement to less than 19.99% of our issued and outstanding common stock. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

In January 2008, we entered into the first amendment to the OsseoScrew License Agreement, which amended and restated in its entirety Section 1.10 of the OsseoScrew License Agreement which contains the definition of the term “Licensed Field,” and added a new section 4.4.4 to the Agreement which limits the number of shares that may be issued pursuant to the license agreement to less than 19.99% of our issued and outstanding common stock.

In January 2009, we entered into the second amendment to the OsseoScrew License Agreement, which amended and restated Section 4.1.2 of the OsseoScrew License Agreement related to the milestone payments due under the license agreement.

License Agreements Executed in 2008 and the First Quarter of 2009

Expandable Interbody Device License Agreement

On March 10, 2008, Alphatec Spine and Stout Medical Group LP entered into a License Agreement, the Expandable VBR License Agreement, which provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. The licensed technology relate to an expandable metallic device that is designed to be implanted into the disc space and then expanded during spine surgery. The financial terms of the Expandable VBR License Agreement include: (i) a cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of shares of our common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009.

License Agreement Related to Polyaxial Screw Technology

In May 2008, in connection with the settlement of litigation, Alphatec Spine entered into a license with Depuy Spine, Inc. and Biedermann Motech GmbH, pursuant to which Alphatec Spine obtained a license to the intellectual property rights related to polyaxial pedicle screws that are contained in a patent owned by Biederman and exclusively licensed to Depuy. The financial terms of the license agreement include an ongoing royalty payable upon future net sales of licensed products through the life of the patent, which is scheduled to expire in 2010.

J3G Spine License Agreement

In August 2008, we entered into a development consulting agreement, or the J3G Development Consulting Agreement, with J3G Spine, LLC, or J3G, that J3G is obligated to develop a neuromonitoring system to be used with our products. The financial terms of the J3G Development Consulting Agreement include: (i) a $0.3 million cash payment; (ii) design, regulatory, market launch and sales milestones that could begin to be achieved and paid by us to J3G in 2009; and (iii) a royalty payment based upon gross margin of licensed products in 2010. We recorded an IPR&D charge of $0.3 million in the third quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, we are expecting to record an IPR&D charge of $0.2 million upon the completion of proof of concept and intellectual property milestones, which may occur in the first half of 2009, as the technological feasibility associated with the IPR&D since the final prototype of the device has not been established and no alternative future use exists.

Stand-Alone Spacer Assignment Agreement

In January 2009, Alphatec Spine entered into an assignment agreement, the Patent and Technology Assignment Agreement, with Spine Vision, S.A, or Spine Vision, that provides Alphatec Spine with the rights, title and interest in and to certain patents and technology of Spine Vision that relate to a stand-alone interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an up front fee of $500,000; and (ii) a royalty payment based upon the net sales of any product that contains the assigned intellectual property.

Helifuse/Helifix License Agreement

In February 2009, Alphatec Spine entered into a License Agreement with Helix Point, LLC, the Helifuse/Helifix License Agreement, that provides Alphatec Spine with a worldwide license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of lumbar spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.3 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of our common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

Trademarks

We have U.S. trademark registrations corresponding to the following marks: Alphagraft, Alphatec, Alphatec MHS, Alphatec Spine design/logo, Chorus, Connect, Corlok, Cortek, C design, Cortek design/logo, Deltaloc, Dovetome, Duet, Illico, Novel, Osteocor, Polylok, Solanas, Solo, Solutions for the Aging Spine, Tamarack, Trestle, Venta, and Zodiac. We currently have 11 U.S. trademark applications pending that correspond to the following marks: Alphatec Aging Spine Cneter, Alphatec Spine, Aging Spine Center design/logo, Alpha symbol design/logo, Alphagraft Profuse, Deltaloc RVL, Osseofix, Osseofix+, Osseoscrew, Osteofix, , and Zodiac Luxe. We also have four common-law trademark rights for the following marks: Dense Cancellous, Reveal, Mirage, and ROC.

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

Compliance with Fraud and Abuse Laws and Other Applicable Statutes

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or (OIG), has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that circumstances where, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have anti-kickback laws that are similar to the federal law, including penalties, fines, sanctions for violations, and exclusions from state or commercial programs.

The federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. Penalties for violating the Stark Law include fines, civil monetary penalties and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions or safe harbors.

We have entered into various service agreements with some surgeons, including some who make referrals to us. In addition, some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for services performed. These transactions were structured with the intention of complying with all applicable laws, including the Stark Law and state anti-referral laws.

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

The federal government regularly evaluates the manner in which medical devices, such as our products, are marketed to doctors and other professionals. Recently, a law was proposed, the “Physician Payment Sunshine Act of 2009,” by Senators Grassley (IA) and Kohl (WI). This proposed legislation would require device manufacturers that are reimbursed by Medicare, Medicaid, or SCHIP to submit reports to the Department of Health and Human Services (HHS) if they provide aggregate payments or transfers of value of $100 or more in a year to a physician or physician group. The proposed legislation would also require that the information submitted be publicly available on the HHS website. For an unintentional failure to report, device manufacturers would be fined between $1,000-$10,000 for each payment not reported, with a cap of $150,000 per year. For an intentional failure to report, the fines would be $10,000-$100,000 for each payment not reported with a cap of $1 million per year. This legislation would not preempt state laws that are more restrictive.

There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, with the risk of fines for any violation of such requirements. Massachusetts, which has one of the most stringent of these laws, and the District of Columbia passed such laws in 2008. Other states have enacted or proposed similar legislation requiring the disclosure of payments by device manufacturers to physicians.

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

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures using our products. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for procedures using our products or our ability to sell our products on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a significant adverse effect on our business, operating results and financial condition.

Employees

As of December 31, 2008, we had approximately 290 employees worldwide in the following areas: sales, physician services, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees is represented by a labor union or is subject to any collective bargaining agreement.

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

We continue to experience rapid growth in, and we will continue to pursue rapid growth in, the number of surgeons using our products, the types of products we offer and the number of states in which our products are sold. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. Any failure of our management information systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

The current worldwide financial crisis will likely affect a portion of our client base, subcontractors and suppliers and could materially affect our backlog and profits.

The current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect the borrowing capacity of us or our suppliers and customers, which support the continuation and expansion of our sales worldwide, and could result in suppliers not being able to supply us with raw materials or finished goods or payment delays or defaults by our customers. In addition, in response to current market conditions, vendors or customers may choose to seek contract terms more favorable to them. Finally, our ability to expand our business could be limited if, in the future, we are unable to raise capital, on favorable terms or at all.

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

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2008, a large portion of U.S. spine fusion product revenues were generated by Medtronic Sofamor Danek, Inc., a subsidiary of Medtronic, Inc., Depuy, Inc., a subsidiary of Johnson & Johnson, and Synthes, Inc. Our competitors also include numerous other publicly traded companies and privately held companies.

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

In addition, at any time our current competitors or other companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products, including ones that prove to be superior to our spine surgery products. For these reasons, we may not be able to compete successfully against our existing or potential competitors. Any such failure could lead us to modify our strategy, lower our prices, increase the commissions we pay on sales of our products and have a significant adverse effect on our business, financial condition and results of operations.

A significant percentage of our revenues are derived from the sale of our systems that include polyaxial pedicle screws.

Net sales of our systems that include polyaxial pedicle screws represented approximately 38.9% and 36.6% of our net sales for 2008 and for 2007, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.

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

There is a learning process involved for spine surgeons to become proficient in the use of our products. Although most spine surgeons may have adequate knowledge on how to use most of our products based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training spine surgeons in the use of the products. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Our sales and marketing efforts are largely dependent upon third parties, some of which are free to market products that compete with our products.

We currently sell our products primarily through a network of approximately 85 independent distributors and 44 direct sales representatives and executives, 17 of whom sell our products in the U.S., 24 of whom sell our products in Japan, three of whom sell our products in Hong Kong, three independent distributors in Europe and an executive-level General Manager that oversees sales in Europe. In the U.S. we pay our independent distributors a commission based on their product placements and sales. As of December 31, 2008, approximately 30% of our independent distributors in the U.S also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is still currently the only company approved to distribute PEEK in the U.S. for use in implantable devices. During 2008, 2007 and 2006, 19.5%, 19.7% and 15.9% of our revenues, respectively, were derived from products manufactured using PEEK.

We depend on a limited number of sources of human tissue for use in our allograft implants and bone grafting materials and a limited number of entities to process the human tissue into allograft for our allograft implants, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our allograft implants and bone grafting materials. The processing of human tissue into allograft and bone grafting materials is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft are at times in particularly short supply. We cannot be certain that our supply of human tissue from our current suppliers and our supply of allograft and bone grafting materials from our current tissue processors will be available at current levels or will be sufficient to meet our needs.

Our dependence on a single third-party PEEK supplier and the challenges we may face in obtaining adequate supplies of allograft involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK or allograft, could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a significant adverse effect on our business, financial condition and results of operations.

Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for allograft and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of allograft. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft technologies. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors, which could have a negative effect on our allograft and bone grafting materials business.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. Reforms under consideration in the U.S. include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, significant modifications to the healthcare delivery system, and the mandatory transparency of manufacturers’ business operations. We anticipate that Congress and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods. Public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on us.

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

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant and sales of our products in foreign countries are subject to rigorous foreign regulations. We rely on Alphatec Pacific, Inc. with respect to compliance with Japanese regulations. In Hong Kong we have taken the necessary steps to ensure that our products are sold in compliance with local regulations on a country-by-country basis. In Europe we will need to ensure that all sales are made in accordance with applicable local regulations. Any failure to comply with applicable regulations could result in restrictions on the sale of our products in foreign countries.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support 510(k) application. In connection with the 510(k) application we filed for the OsseoFix system, the FDA required clinical data to support the 510(k) application. Currently, we are not certain as to whether any additional products in our pipeline will require a clinical trial to support such product’s 510(k) application. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarketing review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

Our commercial distribution and marketing of any products or product modifications that we develop may be delayed since regulatory clearance or approval is required. In addition, because we cannot assure you that any new products or any product modifications we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our new products or product modifications may take significantly longer than anticipated. There is no assurance that the FDA will not require a new product or product modification to go through the lengthy and expensive PMA approval process. Delays in obtaining regulatory clearances and approvals may:

•	delay or prevent commercialization of products we develop;

•	require us to perform costly procedures;

•	diminish any competitive advantages that we may attain; and

•	reduce our ability to collect revenues.

To date, all of our medical device products that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. We have no experience in obtaining approval for a device through the 510(k) clinical trial process or the PMA process.

Our allograft implants and related technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

The FDA may regulate certain allografts and bone grafting materials as medical devices, drugs or biologics if the allograft is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future allografts are more than minimally manipulated or indicated for nonhomologous use, it would require us to either obtain 510(k) clearance or a PMA approval if the allograft or bone grafting material is viewed as a medical device or obtain approval as a drug or biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our allografts or bone grafting materials, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Thus, the FDA’s 510(k) clearance process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. The Economic Stimulus Act of 2008 provides funding for the U.S. federal government to conduct comparative effectiveness studies of way of treating specific conditions. Some of our products or procedures performed with our products could become the subject of such studies. It is unknown what effect, if any, these studies may have on our business. Further, future studies or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future studies or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for HHS’ Agency for Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Therefore, there is a risk that the sale or production of our products could be impacted by these federal research activities.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States, we will be unable to commercialize these products.

Several investigational devices in our development pipeline, including our OsseoFix Spinal Fracture Reduction System, require either a 510(k) with clinical trial data or a PMA from the FDA before we can market such product in the U.S. The clinical trial is required by the FDA to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval in the U.S. for OsseoFix, we must conduct, at our own expense, a clinical trial to demonstrate efficacy and safety in humans. Clinical testing is expensive and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.

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

Developing products in a timely manner can be difficult, in particular because product designs change rapidly to adjust to third-party patent constraints and to market preferences. As a result, we may experience delays in our product launches which may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the surgeon training process. In addition, our suppliers of products or components that we do not manufacture can suffer similar delays, which could cause delays in our product introductions. If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these new products or enhancements, it could have a significant adverse effect on our business financial condition and results of operations.

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

Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. The Chairman of our Board of Directors, Mortimer Berkowitz III, has obligations outside of Alphatec, including those arising in his capacity as a Managing Member of HGP, LLC, the General Partner of (with a 20% profits interest in) HealthpointCapital, a private equity fund focused on the worldwide musculoskeletal sector, specifically orthopedics and dental, and the President, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC, a research-based private equity firm exclusively focused on the musculoskeletal sector, specifically orthopedics and dental, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. Mr. Berkowitz is also a member of the Board of Directors of Scient’x S.A. In addition, we have experienced turnover in our senior management team in recent years. While we have succession plans in place and have entered into employment agreements with all members of our senior management team, other than with respect to our President and CEO, President of Alphatec Pacific, and General Manager, Europe, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a significant adverse effect on our business, financial conditions and results of operations.

We rely on our information technology systems for inventory management, distribution and other functions and to maintain our research and development data. If our information technology systems fail to adequately perform these functions, or if we experience an interruption in their operation, our business, financial condition and results of operations could be adversely affected.

The efficient operation of our business is dependent on our information technology systems. We rely on our information technology systems to effectively manage accounting and financial functions; manage order entry, order fulfillment and inventory replenishment processes; and maintain our research and development data. The failure of our information technology systems to perform as we anticipate could disrupt our business and product development and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a significant adverse effect on our business, financial condition and results of operations. In addition, our information technology systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power loss; and

•	computer systems, or Internet, telecommunications or data network failure.

Any such interruption could have significant adverse effect on our business, financial condition and results of operations.

The majority of our operations and all of our manufacturing facilities are currently conducted in locations that may be at risk of damage from fire, earthquakes or other natural disasters. If a natural disaster strikes, we may be unable to manufacture certain products for a substantial amount of time.

We currently conduct the majority of our development, manufacturing and management activities in Carlsbad, California near known wildfire areas and earthquake fault zones. We have taken precautions to safeguard our facilities, including obtaining property and casualty insurance, and implementing health and safety protocols. We have developed an Information Technology disaster recovery plan. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain against earthquakes, fires, and other natural disasters would not be adequate to cover a total loss of our manufacturing facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

Alphatec Holdings is a holding company with no operations, and unless it receives dividends or other payments from Alphatec Spine, Inc., it will be unable to fulfill its cash obligations.

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future), dividends and other payments received from time to time from Alphatec Spine or such subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Spine is legally distinct from Alphatec Holdings and has no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from Alphatec Spine (and any other subsidiaries Alphatec Holdings may own in the future) to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by Alphatec Spine in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account Alphatec Spine’s funding requirements, the terms of Alphatec Spine’s indebtedness and applicable state laws. Alphatec Spine’s current credit facility with Silicon Valley Bank and Oxford Finance Corporation prohibit Alphatec Spine from declaring or paying dividends, other than dividends payable in capital stock, during the term of the facility.

Risks Related to Our Financial Results and Need for Financing

The current global recession and credit crisis could adversely affect our business.

A deep and potentially prolonged global recession began in the United States in December 2007. In mid-February 2009, The Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this deep and recessionary period. The financial and credit crisis also triggered a period of upheaval characterized by bankruptcy, failure, collapse or sale at nominal amounts of various financial institutions. Despite the unprecedented level of intervention in the credit markets by the U.S. and foreign governments that has already occurred and is likely to continue to occur, this crisis could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our current credit facility. The financial and credit crisis could make it difficult or, in many cases, impossible for our customers to borrow money to fund their operations. Their lack of or limited access to capital may adversely affect their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facility, will be sufficient to fund our projected operating requirements through January 1, 2010. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

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

As a result of these factors, we may need to raise additional funds and such funds may not be available on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals and have a significant adverse effect on our business, financial condition and results of operations.

We may be unable to comply with the covenants of our credit facility.

We are required to maintain compliance with financial covenants in our credit facility, which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and in-process R&D. The minimum covenants escalate each quarter. In order to meet the covenants for 2009, we will need to achieve growth over our historical revenue and earnings levels. Our 2009 Board of Directors approved operating plan shows that we would meet the quarterly covenants and management believes that we will meet this operating plan. However, if we are not able to achieve planned revenue growth or incur costs in excess of our forecast, we could be in default of the credit facility and the Lenders would have the right to declare the loan immediately due and payable. To secure the repayment of any amounts borrowed under this credit facility, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the approval of the lenders. The credit facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. A nonappealable judgment in excess of $100,000 that is unsatisfied for a period of ten days is also defined as an event of default.

In the event of an event of default, the lenders have the right to declare the amounts borrowed under the credit facility immediately due and payable and terminate all commitments to extend further credit. An event of default under the credit facility, includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us. If we were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them pursuant to the credit facility. We have pledged a significant portion of our assets as collateral under the credit facility. If the lenders accelerate the repayment of our borrowings, we cannot assure you that we will have sufficient cash on hand to repay the amounts borrowed under the credit facility.

We are subject to certain risks associated with our foreign operations.

Our operations outside of the U.S. are primarily in Japan, although we also sell products in Hong Kong and in 2008 we began selling our products in Europe. Certain risks are inherent in international operations, including:

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

If we continue to expand our business outside of the U.S., our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a significant adverse effect on our international operations or our business as a whole.

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

If we fail to maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and therefore be subject to delisting from The NASDAQ Stock Market, an investigation by the SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

A portion of our revenues and expenditures is subject to exchange rate fluctuations that could adversely affect our reported results of operations.

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, although in 2008 we began the sale of our products in Europe. Sales of our products in a foreign country may require payments in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to fall relative to the Japanese Yen or the Euro, then our reported revenues would increase when we convert the higher valued foreign currency into U.S. dollars. If the value of the U.S. dollar were to increase in relation to the Japanese Yen or the Euro, then there would be a negative effect on the value of our sales in Japan or Europe to the extent our revenues in Japanese Yen or Euros are in excess of our Japanese Yen costs or Euro costs, respectively at the time that we converted amounts to U.S. dollars in connection with the preparation of our financial statements. We do not currently engage in hedging or similar transactions to reduce these risks.

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

Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and we could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe those patents. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, either of which could have a significant adverse effect on our business, financial condition and results of operations.

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

We cannot predict the outcome of a lawsuit in which we are a defendant.

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment, and Alphatec Spine has moved for summary judgment on the non-contract claims, which motion is scheduled for hearing in March of 2009. This matter is scheduled to go to trial in the second quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and has filed counterclaims against certain of the claimant surgeons and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any. Pursuant to our credit facility, a nonappealable judgment against us in excess of $100,000 that is unsatisfied for a period of ten days, or the occurrence of an event which could have a material adverse effect on us, is defined as an event of default. As such, an unfavorable outcome in this matter may cause us to be in default of our credit agreement.

We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse, health information privacy and security, and disclosure laws, and could face substantial penalties if we are unable to fully comply with such laws.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments significantly impact our business. Healthcare fraud and abuse, health information privacy and security, and disclosure laws potentially applicable to our operations include:

•

the federal Anti-Kickback Law, as well as state analogs, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal (or state or commercial) healthcare program (such as the Medicare or Medicaid programs);

•

the federal ban, as well as state analogs, on physician self-referrals, which prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity;

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

•	the state and federal laws mandating the disclosure of device manufacturer payments or other transfers of value to physicians could impact how we market our products; and

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

In January 2004, AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. The AdvaMed Code was recently revised to make it more stringent with respect to interactions with healthcare professionals. The revised Code goes into effect in July of 2009. We plan on incorporating the new aspects of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. Proposed federal legislation would require detailed disclosure of payments made to health care professionals, and several states have adopted similar statutes. In addition, prosecutorial scrutiny and governmental oversight over some major device companies regarding the retention of healthcare professionals as consultants has affected and may continue to affect the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and are providing training on these policies. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Because allograft products entail a potential risk of communicable disease to human recipients, we may be the subject of product liability claims regarding our allograft and bone grafting products.

Our allograft and bone grafting material business may expose us to additional potential product liability claims. The development of allografts, bone grafting materials and technologies for human tissue repair and treatment entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

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

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Many of our independent distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees or our independent distributors have inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our competitors. In addition, we have been and may in the future be subject to claims that we caused an employee or independent distributor to break the terms of his or her non-competition agreement or non-solicitation agreement. Litigation may be necessary to defend against such claims. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and/or personnel. A loss of key personnel and/or their work product could hamper or prevent our ability to commercialize products, which could have an adverse effect on our business, financial condition and results of operations.

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

Based on shares outstanding at December 31, 2008, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 43.2% of our outstanding common stock. As a result, these persons will have the ability to significantly impact the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of December 31, 2008, HealthpointCapital owns approximately 34% of our outstanding common stock. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. HealthpointCapital owns a majority interest in the spinal implant company Scient’x, one of our competitors. The Chairman of our Board of Directors, Mortimer Berkowitz III, is a Managing Member of HGP, LLC, the General Partner of (with a 20% profits interest in) HealthpointCapital and the President, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC, which owns a 25% ownership interest in HGP, LLC and is the parent company of the fund manager of HealthpointCapital. John H. Foster, a member of our Board of Directors, is a Managing Member of HGP, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the Board of Managers of HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital, HealthpointCapital, LLC, HGP, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders. Messrs. Berkowitz, Foster and Molson are members of the Board of Directors of either Scient’x or an affiliate of Scient’x.

Our Chairman, Mortimer Berkowitz III, has a less than 1% direct capital interest in HealthpointCapital, a 24.4% direct interest in HGP, LLC and a 28.0% direct and beneficial interest in HealthpointCapital, LLC. Our director, John H. Foster, has a 3.2% beneficial capital interest in HealthpointCapital, a 36.6% direct interest in HGP, LLC and a 41.3% direct and beneficial interest in HealthpointCapital, LLC. Our director, R. Ian Molson, has a less than 1% direct capital interest in HealthpointCapital and a 2.0% direct interest in HealthpointCapital, LLC. Our director, Stephen E. O’Neil, has a 1.3% direct interest in HealthpointCapital, LLC.

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

Anti-takeover provisions in our organizational documents and change of control provisions in some of our employment agreements and agreements with distributors, and in some of our outstanding debt agreements, as well as the terms of our redeemable preferred stock, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely.

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

In addition, in the event of a change of control, we would be required to redeem all outstanding shares of our redeemable preferred stock for an aggregate of $29.9 million, at the price of $9.00 per share. Further, our amended and restated certificate of incorporation permits us to issue additional shares of preferred stock. The terms of our redeemable preferred stock or any new preferred stock we may issue could have the effect of delaying, deterring or preventing a change in control.

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

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our potential need to raise additional financing;

•	our ability to control our costs, achieve profitability and the potential need to raise additional funding;

•	our ability to successfully develop, commercialize and introduce new products into the market, and the acceptance of such products;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks and obtain and maintain the necessary approvals to sell our products in Japan and Europe;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our Credit Facility with Silicon Valley Bank and Oxford Finance Corporation;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

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

Our corporate office and our manufacturing facilities are located in Carlsbad, California. In the first quarter of 2008 we entered into two new leases for adjacent operating locations in Carlsbad. We began consolidating all of our operations into such locations in the third quarter of 2008. We believe that by consolidating our operations into two adjacent locations our corporate functions will be more efficient. The table below provides selected information regarding our current material operating leased locations.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	January 2016

Carlsbad, California	Product design and manufacturing	73,480	January 2017

Item 3.	Legal Proceedings

Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment, and Alphatec Spine has moved for summary judgment on the non-contract claims, which motion is scheduled for hearing in March of 2009. This matter is scheduled to go to trial in the second quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on our financial statements, if any.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008, through the solicitation of proxies or otherwise. The date and place for our annual meeting of stockholders and matters to be voted on will be included in our proxy statement to be filed with the SEC and distributed to our stockholders prior to our annual meeting.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ATEC.” The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2008	High	Low
First quarter	$6.44	$4.57
Second quarter	5.51	4.08
Third quarter	5.05	3.41
Fourth quarter	5.00	1.51

Year Ended December 31, 2007	High	Low
First quarter	$5.00	$3.53
Second quarter	4.29	3.29
Third quarter	4.27	3.42
Fourth quarter	5.25	3.51

Stockholders

As of March 2, 2009, there were approximately 215 holders of record of an aggregate 47,377,953 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In February 2009, Alphatec Spine entered into a License Agreement with Helix Point, LLC, or the Helifuse/Helifix License Agreement that provides Alphatec Spine with a worldwide license to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.35 million of shares of our common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

Pursuant to an agreement dated December 5, 2008, we and Alphatec Spine entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, and Oxford Finance Corporation, or Oxford. In connection with such Loan and Security Agreement SVB received a warrant to purchase 190,476 shares of our common stock at $1.89 per share, exercisable for a term of 10 years and Oxford received a warrant to purchase 285,714 shares of our common stock at $1.89 per share, exercisable for a term of 10 years. The obligation to issue the warrants and the common stock underlying such warrants pursuant to the Loan and Security Agreement was made pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act

of 1933, in that (a) the warrantholder is reasonably believed to have such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, (b) the warrantholder was provided with required information and an opportunity to obtain additional information a reasonable period of time prior to the transaction, (c) the warrantholder was advised of the limitations on resale of the underlying common stock, (d) the warrantholder represented its intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof, and (e) appropriate legends were affixed to the instruments issued in the transactions.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Shares repurchased during the year ended December 31, 2008 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2008	—	$—	—	—
February 2008	26,110	$0.0006	—	—
March 2008	—	$—	—	—
April 2008	—	$—	—	—
May 2008	4,325	$0.0006	—	—
June 2008	15,237	$0.0006	—	—
July 2008	—	—	—	—
August 2008	3,807	$0.0006	—	—
September 2008	—	$—	—	—
October 2008	1,451	$0.0006	—	—
November 2008	—	$—	—	—
December 2008	—	$—	—	—

(1)	Not included in the table above are 48,303 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to us for each of the five years in the period ended December 31, 2008. The selected consolidated financial data for each of the five years in the period ended December 31, 2008 set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor	Successor	Successor	Combined	Successor	Predecessor	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
	(In thousands, except per share amounts)
Revenues	$101,313	$80,031	$74,005	$42,326	$36,276	$6,050	$17,821
Cost of revenues	36,605	29,824	25,700	17,722	16,040	1,682	5,460

Gross profit	64,708	50,207	48,305	24,604	20,236	4,368	12,361
Operating expenses:
Research and development	12,965	6,360	3,589	967	751	216	1,177
In-process research and development	2,750	9,344	—	3,100	3,100	—	—
Sales and marketing (1)	42,437	33,545	36,027	19,313	16,220	3,093	5,382
General and administrative (1)	23,362	20,644	30,803	16,267	14,132	2,135	5,624
Litigation settlement	11,000	—	—	—	—	—	—

Total operating expenses	92,514	69,893	70,419	39,647	34,203	5,444	12,183

Operating income (loss)	(27,806)	(19,686)	(22,114)	(15,043)	(13,967)	(1,076)	178
Other income (expense):
Interest income	374	793	701	129	129	—	—
Interest expense	(1,875)	(868)	(2,128)	(2,058)	(1,942)	(116)	(312)
Failed acquisition costs	—	—	(1,967)	—	—	—	—
Other income (expense), net	487	149	(38)	(119)	(124)	5	739

Total other income (expense)	(1,014)	74	(3,432)	(2,048)	(1,937)	(111)	427

Income (loss) before taxes	(28,820)	(19,612)	(25,546)	(17,091)	(15,904)	(1,187)	605
Income tax (benefit) provision	468	590	270	(3,037)	(3,039)	2	96

Net income (loss)	(29,288)	(20,202)	(25,816)	(14,054)	(12,865)	(1,189)	509
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	(3,450)	(7,601)	(7,601)	—	—

Net income (loss) available to common stockholders	$(29,288)	$(20,202)	$(29,266)	$(21,655)	$(20,466)	$(1,189)	$509

Net income (loss) per common share:
Basic	$(0.63)	$(0.54)	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.06

Diluted	$(0.63)	$(0.54)	$(1.07)	$(1.19)	$(1.12)	$(0.13)	$0.05

Weighted-average shares used in computing net income (loss) per share:
Basic	46,290	37,283	27,238	18,201	18,201	9,211	9,179

Diluted	46,290	37,283	27,238	18,201	18,201	9,211	9,620

Note: The Predecessor refers to Alphatec Spine, Inc. (formerly known as Alphatec Manufacturing, Inc.) prior to its acquisition by Alphatec Holdings, Inc. on March 18, 2005. The consolidated financial statements of the Predecessor include the accounts of Alphatec Spine, Inc. and its wholly owned subsidiaries, Alphatec Pacific, Inc., Milverton Limited and Nexmed, Inc. The Successor refers to Alphatec Holdings, Inc. and Alphatec Spine, Inc. and its wholly owned subsidiaries, Alphatec Pacific, Inc., Milverton Limited and Nexmed, Inc. The consolidated statements of operations for the period from March 18, 2005 to December 31, 2005 also includes the results of the Cortek business from September 9, 2005, the date Alphatec Spine, Inc. acquired substantially all of the assets of Cortek.

(1)	Certain prior year balances have been reclassified in the accompanying selected consolidated financial data table to conform to the current year presentation. In our SEC filings for the year ended December 31, 2007 and prior years, our operating expenses in Japan were classified as general and administrative expenses. In this Annual Report on Form 10-K, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $3.6 million, $2.9 million, $1.2 million and $0.3 million of general and administrative expense to sales and marketing expense for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

	As of December 31,
	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$18,315	$25,843	$16,943	$2,180
Working capital	34,299	39,802	24,108	4,249
Total assets	155,548	147,240	129,277	109,139
Long-term debt, less current portion	26,488	1,954	3,111	1,728
Note payable to related party, less current portion	—	—	—	781
Redeemable convertible preferred, Rolling common and Series C common stock	—	—	—	99,413
Redeemable preferred stock and common stock	23,605	23,612	23,703	—
Total stockholders’ equity (deficit)	71,469	94,850	74,996	(19,257)

Note:	The balance sheet data of the Predecessor at December 31, 2004 is not presented because it is on a different basis of accounting and is not considered meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, osteoporotic bone, and spinal stenosis markets. Our principal product offerings are focused on the market for orthopedic spinal disorder solution products, which is estimated in the U.S. to be approximately $5.8 billion in revenue in 2008 and is expected to grow more than 10% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. have been cleared by the U.S. Food and Drug Administration, or the FDA, and these products have been used in over 10,700 and 8,600 spine disorder surgeries in 2008 and 2007, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union and Hong Kong.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the twelve months ended December 31, 2008 and December 31, 2007, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through December 31, 2008, we licensed approximately 40 patent and patent applications from third parties. A discussion of our license agreements may be found in “Item 1—Business-Intellectual Property” included elsewhere in this Annual Report on Form 10-K.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screw systems, vertebral body replacement devices, plates and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe, we use independent distributors that purchase our products and market them to their surgeon customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have no prior experience, revenues for sales to our European distributors have been deferred until payments become due or cash is received.

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

Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board and executive Surgeon Panels.

In-process research and development. In-process research and development, or IPR&D, consists of acquired research and development assets that were not technologically feasible on the date we acquired worldwide licenses for technology related to the dynamic cervical plate and the expandable interbody products and had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties.

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

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred,

Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All of redeemable convertible preferred stock, Rolling common and Series C common stock were converted into a combination common stock and redeemable preferred stock at the closing of our initial public offering on June 2, 2006.

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

	Successor	Successor	Successor	Combined	Successor (1)	Predecessor (1)	Predecessor (1)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005	Year Ended December 31, 2004
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.1	37.3	34.7	41.9	44.2	27.8	30.6

Gross profit	63.9	62.7	65.3	58.1	55.8	72.2	69.4
Operating expenses:
Research and development	12.8	7.9	4.8	2.3	2.1	3.6	6.6
In-process research and development	2.7	11.7	—	7.3	8.5	—	—
Sales and marketing	41.9	41.9	48.7	45.6	44.7	51.1	30.2
General and administrative	23.1	25.8	41.6	38.5	38.9	35.3	31.5
Litigation settlement	10.8	—	—	—	—	—	—

Total operating expenses	91.3	87.3	95.1	93.7	94.2	90.0	68.3

Operating income (loss)	(27.4)	(24.6)	(29.8)	(35.6)	(38.4)	(17.8)	1.1

Other income (expense):
Interest income	0.4	1.0	0.9	0.3	0.4	—	—
Interest expense	(1.9)	(1.1)	(2.9)	(4.9)	(5.4)	(1.9)	(1.8)
Failed acquisition costs	—	—	(2.6)	—	—	—	—
Other income (expense), net	0.5	0.2	(0.1)	(0.3)	(0.3)	0.1	4.1

Total other income (expense)	1.0	0.1	(4.7)	(4.9)	(5.3)	(1.8)	2.3

Income (loss) before taxes	(28.4)	(24.5)	(34.5)	(40.5)	(43.7)	(19.6)	3.4
Income tax (benefit) provision	0.5	0.7	0.4	(7.2)	(8.4)	—	0.5

Net income (loss)	(28.9)	(25.2)	(34.9)	(33.3)	(35.3)	(19.6)	2.9
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	(4.7)	(18.0)	(21.0)	—	—

Net income (loss) available to common stockholders	(28.9)%	(25.2)%	(39.6)%	(51.3)%	(56.3)%	(19.6)%	2.9%

Note:

(1)	See Note to the Selected Financial Data table included elsewhere in this Annual Report on Form 10-K for a description of the Successor and Predecessor.

Reclassification

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. In our SEC filings for the year ended December 31, 2007 and prior years, our operating expenses in Japan were classified as general and administrative expenses. In this Annual Report on Form 10-K, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $3.6 million and $2.9 million of general and administrative expense to sales and marketing expense for the years ended December 31, 2007 and 2006, respectively.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues. Revenues were $101.3 million for the year ended December 31, 2008 compared to $80.0 million for the year ended December 31, 2007, representing an increase of $21.3 million, or 26.6%. U.S. revenues increased $14.7 million primarily due to increased sales of our Zodiac, Novel, Trestle, and Solanas product lines, partially offset by a decrease in our Reveal product line. In addition, Asia revenues increased $4.4 million primarily due to the increase in sales of spinal products and a full year of revenue from Japan Ortho Medical which was acquired in May 2007. Commencing in the fourth quarter of 2008, we recognized revenue of $2.1 million due to initial European sales.

Cost of revenues. Cost of revenues were $36.6 million for the year ended December 31, 2008 compared to $29.8 million for the year ended December 31, 2007, representing an increase of $6.8 million, or 22.7%. The increase was primarily due to $3.3 million in higher product costs associated with increased revenue performance, an increase of $2.8 million related to the increased revenues that occurred after our acquisition of Japan Ortho Medical in May 2007, higher excess and obsolete provisions of $1.6 million due to increases in inventory, and increased royalty payments of $3.8 million due to increased revenues and the new royalty payments made in connection with the Biedermann and Depuy litigation settlement. The cost increases were partially offset by favorable production variances and improved manufacturing efficiencies of $3.7 million and a $1.2 million decrease in instrument depreciation due to the change in useful life from two to four years. Had the previous useful lives been used, such amortization would have increased by $2.9 million.

Gross profit. Gross profit was $64.7 million for the year ended December 31, 2008 compared to $50.2 million for the year ended December 31, 2007, representing an increase of $14.5 million, or 28.9%. Gross profit of 63.9% of revenues in fiscal year 2008 increased 1.2 percentage points from 2007. The 1.2 percentage point increase was primarily due to favorable production variances and improved manufacturing efficiencies of 3.2 percentage points and less instrument depreciation of 2.2 percentage points due to the change in useful life from two to four years. The increase was partially offset by higher excess and obsolete provisions of 1.5 percentage points and increased royalty payments of 2.8 percentage points.

Research and development. Research and development expenses were $13.0 million for the year ended December 31, 2008 compared to $6.4 million for the year ended December 31, 2007, representing an increase of $6.6 million, or 103.9%. The increase was primarily due to increases in compensation expenses of $1.1 million due to increased headcount, an increase in project materials and prototype expenses of $2.0 million to support new product development, an increase in professional services and consulting expenses of $0.8 million, an increase in rent expense, utilities and other facilities related expenses of $1.4 million, an increase in stock-based compensation expense of $0.4 million, and increases in other expenses to support research and development activities of $0.9 million.

In-process research and development. In-process research and development expenses were $2.8 million for the year ended December 31, 2008 compared to $9.3 million for the year ended December 31, 2007, representing a decrease of $6.5 million, or 70.6%. The decrease was primarily related to lower licensing costs in 2008 as compared to 2007. In 2008, we incurred in-licensing costs for the technology related to the expandable interbody license of $1.0 million, the OsseoFix license of $1.0 million, the dynamic cervical plate license of $0.3 million and costs related to the neuromonitoring development agreement of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares ($0.5 million) of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the OsseoFix license, we paid $1.0 million in cash to the licensor in connection with the achievement of the design freeze milestone. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares ($0.2 million) of our common stock and paid $0.2 million in cash to the licensor. In 2007, we had significant acquisition costs of exclusive licenses for the technology related to the GLIF of $2.3 million, OsseoFix of $5.0 million and OsseoScrew of $2.0 million.

Sales and marketing. Sales and marketing expenses were $42.4 million for the year ended December 31, 2008 compared to $33.5 million for the year ended December 31, 2007, representing an increase of $8.9 million, or 26.5%. The increase was due to higher commission expense of $4.3 million due to the higher sales volume, an increase of $0.7 million in Asia as we shift our product mix towards spinal products, and increases in professional services and consulting expenses of $0.6 million, stock-based compensation expense of $0.5 million, travel costs of $0.5 million, $0.4 million in bad debt expense and increased facility costs and other marketing related expenses of $1.1 million.

General and administrative. General and administrative expenses were $23.4 million for the year ended December 31, 2008 compared to $20.6 million for the year ended December 31, 2007, representing an increase of $2.8 million, or 13.2%. The increase was primarily due an increase of $2.1 million in Asia related to increased professional fees for accounting, Sarbanes-Oxley and consulting services as well as a full year of expenses included in 2008 from the acquisition of Japan Ortho Medical in May 2007. In addition, there was an increase in stock-based compensation expense of $1.6 million as we lowered our forfeiture rate in 2008. In 2007, we had a reduction of stock compensation expense due to a settlement agreement related to certain executives that was reached in June 2007 and an adjustment to the estimated forfeiture rate which resulted in lower expense in 2007. The increases in 2008 were partially offset by a reduction in legal fees and settlement expenses of $0.9 million.

Litigation Settlement. Litigation settlement was $11.0 million for the year ended December 31, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense in 2007.

Interest Income. Interest income was $0.4 million for the year ended December 31, 2008 compared to $0.8 million for the year ended December 31, 2007, representing a decrease of $0.4 million, or 52.8%. The decrease was primarily due to lower cash and cash equivalent balances as a result of the cash used in operating activities as well as the payment of the Biedermann and Depuy litigation settlement.

Interest Expense. Interest expense was $1.9 million for the year ended December 31, 2008 compared to $0.9 million for the year ended December 31, 2007, representing an increase of $1.0 million, or 116.0%. The increase was primarily due to $0.4 million in fees associated with the repayment of our line of credit with General Electric Capital Corporation, or GECC, and equipment notes and the write-off of the remaining debt discount associated with the equipment notes of $0.2 million.

Other income (expense), net. Other income (expense), net was $0.5 million for the year ended December 31, 2008 compared to $0.1 million for the year ended December 31, 2007, representing an increase of $0.4 million or 226.8%. The increase was due to greater foreign currency exchange gains realized in 2008 as compared to 2007.

Income tax provision. Income tax provision was $0.5 million for the year ended December 31, 2008 compared to $0.6 million for the year ended December 31, 2007, representing a decrease of $0.1 million, or 20.7%. We recorded income tax expense of $0.5 million for 2008 which consisted of U.S. income taxes of $0.3 million and foreign income taxes of $0.2 million. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese prefecture and city income taxes.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues. Revenues were $80.0 million for the year ended December 31, 2007 compared to $74.0 million for the year ended December 31, 2006, representing an increase of $6.0 million, or 8.1%. U.S. revenues increased $6.1 million primarily due to increased sales of our Zodiac, Novel, Trestle, and Solanas product lines. Asia revenues decreased $0.1 million from fiscal year ended 2006 primarily due to the planned reduction of non-spine revenue of $4.2 million, partially offset by the Japan Ortho Medical acquisition in May 2007 of $3.2 million, increased spine revenue of $0.8 million, and increased revenues in Hong Kong of $0.1 million.

Cost of revenues. Cost of revenues were $29.8 million for the year ended December 31, 2007 compared to $25.7 million for the year ended December 31, 2006, representing an increase of $4.1 million, or 16.0%. The increase in cost of revenues was due to unfavorable production variances, inventory write-offs and scrap of $1.7 million, increased sales volume of $1.6 million, additional instrument depreciation due to higher capital levels of surgical instrument sets of $1.5 million, higher royalties due to product mix of $0.5 million, and higher amortization of intangibles due the Scient’x license agreements of $0.3 million. These cost increases were partially offset by lower excess and obsolete inventory provisions of $1.5 million.

Gross profit. Gross profit was $50.2 million for the year ended December 31, 2007 compared to $48.3 million for the year ended December 31, 2006, representing an increase of $1.9 million, or 3.9%. Gross profit of 62.7% of revenues in fiscal year ended 2007 decreased 2.6 percentage points from 2006. The 2.6 percentage point decrease was primarily due to unfavorable production variances, inventory write-offs and scrap of 1.9 percentage points, higher instrument depreciation of 1.6 percentage points, lower product margins of 0.9 percentage points, and higher royalty expenses of 0.3 percentage points, partially offset by lower excess and obsolescence inventory charges of 2.1 percentage points.

Research and development. Research and development expenses were $6.4 million for the year ended December 31, 2007 compared to $3.6 million for the year ended December 31, 2006, representing an increase of $2.8 million, or 77.2%. The expense increases were primarily due to increases in compensation expenses of $1.4 million due to increased headcount, an increase in consulting expenses of $0.7 million to support the new product introductions, and an increase in lab supplies, project materials and equipment expenses of $0.7 million to support new development.

In-process research and development. In-process research and development expenses were $9.3 million for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006. This increase was due to in-licensing costs for the technology related to the GLIF of $2.3 million, OsseoFix of $5.0 million and OsseoScrew of $2.0 million. Pursuant to the GLIF license agreement, we issued 750,000 shares ($2.3 million) of our common stock to the licensor. A portion of the common stock is subject to a five-year lockup period, with automatic waivers to occur upon the achievement of certain milestone events. Since these products are still in development, the cash and stock payments were expensed for $9.3 million.

Sales and marketing. Sales and marketing expenses were $33.5 million for the year ended December 31, 2007 compared to $36.0 million for the year ended December 31, 2006, representing a decrease of $2.5 million, or 6.9%. The decrease was due to lower compensation expenses of $1.1 million, lower stock-based compensation expense of $1.1 million, a reduction of consulting and professional service expenses of $0.4 million, lower expenses related to travel and meetings of $0.7 million, a reduction in bad debt expense of $0.4 million, recruiting expense of $0.3 million and severance expenses of $0.4 million. These costs reductions were partially offset by higher commission expense due to the higher U.S. sales of $1.4 million and an increase in sales and marketing expense of $0.7 million relating to the acquisition of Japan Ortho Medical in May 2007.

General and administrative. General and administrative expenses were $20.6 million for the year ended December 31, 2007 compared to $30.8 million for the year ended December 31, 2006, representing a decrease of $10.1 million, or 33.0%. The decrease in general and administrative expenses was due to lower severance costs of $5.3 million, a severance reversal following a settlement agreement involving prior senior executives of $2.5 million, an IPO-related bonus of $1.6 million that was paid in 2006 and not paid in 2007, lower stock-based compensation expense primarily due to adjusting the forfeiture rate in the first half of 2007 of $1.4 million, and lower compensation and bonuses expense of $1.4 million. These decreased expenses were partially offset by an increase in legal expenses of $1.2 million, higher professional services expenses of $1.0 million, and expenses related to the shutdown of our Massachusetts biologics distribution center of $0.5 million.

Interest expense. Interest expense was $0.9 million for the year ended December 31, 2007 compared to $2.1 million for the year ended December 31, 2006, representing a decrease of $1.2 million or 59.2%. The decrease was primarily due to interest expense recorded in 2006 to accrete the value of a put right to its fair value. The put right is described in detail in Note 7 to our financial statement in this Annual Report on Form 10-K.

Failed acquisition costs. Failed acquisition costs were $0 for the year ended December 31, 2007 compared to $2.0 million for the year ended December 31, 2006. These costs relate to the unsuccessful acquisition of Scient’x in 2006. There were no such expenses incurred in 2007.

Income tax provision. Income tax provision was $0.6 million for the year ended December 31, 2007 compared to $0.3 million for the year ended December 31, 2006, representing an increase of $0.3 million, or 118.5%. We recorded income tax expense of $0.6 million for fiscal year ended 2007, primarily attributable to U.S. operations of $0.4 million and foreign income taxes of $0.2 million with the tax effect of changes in deferred tax liabilities associated with goodwill that is amortizable for tax purposes.

Liquidity and Capital Resources

At December 31, 2008, our principal sources of liquidity consist of cash and cash equivalents of $18.3 million, accounts receivable, net of $18.8 million, and remaining amounts available under our credit facilities of $3.5 million. We believe such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2009. We will need to invest in working capital and capitalized surgical instruments in order to support our revenue projections through 2009. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If management does not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements including potential R&D license milestone obligations through at least January 1, 2010. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

As of December 31, 2008, we had $18.3 million in cash and cash equivalents. A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We do not hold any marketable securities as of December 31, 2008.

As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs.

Operating activities

We used net cash of $19.5 million in operating activities for the year ended December 31, 2008. During this period, net cash used in operating activities primarily consisted of a net loss of $29.3 million, a decrease in working capital and other assets of $6.7 million, primarily due to increases in accounts receivable of $5.3 million and inventory of $6.6 million in support of the higher sales volume, partially offset by increases in accounts payable, accrued expenses and deferred revenues of $7.2 million, and offset by $16.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, in-process research and development that was purchased using our common stock and interest expense related to amortization of debt discount and issue costs.

Investing activities

We used net cash of $9.1 million in investing activities for the year ended December 31, 2008 primarily for the purchase of $13.0 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, partially offset by the $2.2 million return of the Scient’x license fee and $2.0 million repayment of a certificate of deposit that served as collateral for a standby letter of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank.

Financing activities

We generated net cash of $21.4 million from financing activities for the year ended December 31, 2008. Proceeds from borrowings under our lines of credit, term loan and other notes payable totaled $41.0 million. We repaid the GECC line of credit and equipment loans and made other principal payments on notes payable and capital lease obligations of $19.6 million.

Credit facility and other debt

In December 2008, we entered into a loan agreement with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly but no principal repayment through September 2009. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. We will pay a prepayment penalty if the loan is repaid prior to maturity. We do not currently anticipate repaying the debt early.

The working capital line of credit carries a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

The funds from the credit facility were used to pay off our existing line of credit of $12.8 million and equipment notes of approximately $0.9 million, both of which were due to GECC and will serve as a source of capital for ongoing operations and working capital needs. In connection with the termination of the GECC credit agreement, we also paid an early termination fee of $0.4 million. We received from the Lenders net proceeds of $12.0 million after the repayment of amounts due to GECC, less debt issuance costs of approximately $0.5 million and other transaction fees. In connection with the term loan, we issued warrants to the Lenders to purchase an aggregate of approximately 476,000 shares of our common stock. The warrants are immediately exercisable and have an exercise price of $1.89 per share and a ten year term. We recorded the value of the warrants of $0.9 million as a debt discount.

We are also required to maintain compliance with financial covenants in our credit facility, which include a minimum level of revenues and a minimum level of earnings before interest, taxes, depreciation, amortization, and non-cash charges related to equity-based compensation and in-process R&D. The credit facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. As of December 31, 2008, we were in compliance with the financial covenants in the credit facility. To secure the repayment of any amounts borrowed under the loan agreement, we granted the Lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us the right to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the credit facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of December 31, 2008, the balance of these notes and bond totaled $1.3 million.

We have entered into various capital lease arrangements through December 31, 2008. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010.

In April 2008, we entered into a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of December 31, 2008 was $0.4 million.

We have financing agreements for a product liability insurance policy and a D&O insurance policy, both bearing interest at 4.2% payable through May 2009. The balance of these agreements as of December 31, 2008 totaled $0.3 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2008 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2009	2010	2011	2012	2013	Beyond
Line of Credit with SVB/Oxford	$11,500	$—	$—	$—	$11,500	$—	$—
Term loan with SVB/Oxford	15,000	875	5,605	6,269	2,251	—	—
Term loan final payment	750	—	—	—	750	—	—
Notes payable to Microsoft	394	205	176	13	—	—	—
Notes payable for insurance premiums	319	319	—	—	—	—	—
Notes and bond payable to Japanese banks	1,892	765	657	296	120	50	4
Capital lease obligations	341	328	13	—	—	—	—
Operating lease obligations	17,745	2,407	2,646	2,361	2,223	2,279	5,829
New product development milestones (1)	4,900	3,400	1,500	—	—	—	—

Total	$52,841	$8,299	$10,597	$8,939	$16,844	$2,329	$5,833

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements which we believe are reasonably likely to be achieved in 2009 and 2010.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities. In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, and research and development space, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we are required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 will consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into another lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we are required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor is providing a tenant improvement allowance of $1.1 million and $0.4 million of reimbursable tenant improvement allowances to assist with the configuration of the facility to meet our business needs. Building 2 will consolidate all manufacturing, distribution and warehousing activities into one building. Building 2 is scheduled to be occupied by April 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions conditions.

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

During 2008, we sold products to a new distributor in Europe, which included extended payment terms and was secured by an irrevocable letter of credit. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we had no prior experience, revenues for this purchase by the distributor have been deferred until either payments become due or until cash is received for such purchases.

During 2008, we shipped product to a new U.S. distributor, which did not have a extensive credit history. As a result of a lack of extensive credit history, revenues for this purchase by the distributor have been deferred until cash is received.

Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologic implant inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of our future volatility, the expected term for our stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards.

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2008 was based on a weighted-average volatility of our actual historical volatility since our initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering in 2006 as prescribed under the simplified method of the SEC’s SAB No. 110 . Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2008, we calculated the expected term as the average of the contractual term and the vesting period. An increase in the expected term would result in an increase to our stock-based compensation expense.

•

The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award. An increase in the risk-free interest rate would result in an increase to our stock-based compensation expense.

•	The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future.

We use historical data to estimate the number of future stock option forfeitures. Share-based compensation recorded in our consolidated statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from our actual forfeitures which would affect the amount of expense recognized during the period.

We account for stock option grants to non-employees in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Under SFAS No, 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods. As a result of these subjective and forward-looking estimates, the actual value of our share-based awards could differ significantly from those amounts recorded in our financial statements.

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$236	$112	$779
Research and development	580	184	304
Sales and marketing	760	267	1,340
General and administrative	1,359	(249)	6,405

Total	$2,935	$314	$8,828

Effect on basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.32)

The amounts above include stock-based compensation expense of $0.4 million, $0.4 million and $0.1 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. In addition, $0.1 million of compensation expense is included in the amount above for the year ended December 31, 2008 relating to the consulting agreement we have with Stout.

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

In the fourth quarter of 2006 and continuing into 2007, the Company experienced significant turnover at both the executive and management levels, which affected the Company’s estimated forfeiture rate. During 2007, the Company assessed the impact of such turnover on its forfeiture rate and in turn on stock-based compensation. As a result, the Company recorded an adjustment to reduce this expense by approximately $0.9 million. In accordance with SFAS No. 123(R), the impact of the change in the estimated forfeiture rate to compute stock-based compensation was recognized through a cumulative catch-up adjustment in the period it was determined.

Income Taxes

We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 sets forth an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as our cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 to have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact the adoption of FSP No. 142-3 may have on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009. We do not have any instruments that are within the scope of FSP APB No. 14-1 and does not expect the adoption FSP APB No. 14-1 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles, or GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. We do not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. We are currently evaluating the potential impact the adoption of FSP EITF 03-6-1 may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2008, our outstanding floating rate indebtedness totaled $11.5 million. The primary base interest rate is the Prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan, that require payments in the local currency. For the twelve months ended December 31, 2008, our revenues denominated in foreign currencies were $19.8 million. Of this amount, $17.7 million of such revenues were denominated in Japanese Yen and the remaining $2.1 million was denominated in the Euro. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, then our reported revenues would decrease when we convert the Japanese Yen into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. However, the currency exposure in our foreign currency revenues is mitigated because foreign subsidiaries expenses are payable in foreign currencies. We do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting in the 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of Alphatec Holdings, Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference to the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference to the discussion responsive thereto under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference to the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference to the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference to the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are included in Item 15 to this Annual Report on Form 10-K.

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-39

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Restated By-laws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders’ Agreement by and among the Registrant, Healthpoint Capital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3	Warrant with Silicon Valley Bank as the Warrantholder, dated as of December 5, 2008.

4.4	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008.

10.1(5)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(6)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(7)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(8)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(9)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(10)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(11)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(12)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(13)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(14)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(15)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(17)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(19)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

10.18†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(20)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(21)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(22)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(23) †	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(24)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(25)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(26)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(27)*	Summary Description of the Alphatec Holdings, Inc. 2008 Bonus Plan.

10.30(28)	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Ronald Hiscock, dated June 14, 2007.

10.31(29)	10.23 Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Vicky Romanoski, dated June 14, 2007.

10.32(30)	Credit and Security Agreement, by and among, Alphatec holdings, Inc., Alphatec Spine, Inc., Nexmed, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., dated as of October 2, 2007.

10.33(31)	Patent License Agreement by and between Alphatec Spine, Inc. and Scient’x S.A. dated January 23, 2007.

21.1(32)	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
1	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
2	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
3	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
4	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
5	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
6	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
7	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
8	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
9	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
10	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
11	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
12	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
13	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
14	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.

15	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
16	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
17	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
18	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
19	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
20	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
21	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
22	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
23	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
24	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
25	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
26	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
27	Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2008.
28	Incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
29	Incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
30	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
31	Incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
32	Incorporated by reference from Exhibit 21.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 4, 2009	By:	/s/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Board of Directors	March 4, 2009

/S/ PETER C. WULFF Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 4, 2009

/S/ ROHIT M. DESAI Rohit M. Desai	Director	March 4, 2009

/S/ JOHN H. FOSTER John H. Foster	Director	March 4, 2009

/S/ JAMES R. GLYNN James R. Glynn	Director	March 4, 2009

/s/ STEPHEN J. HOCHSCHULER, M.D. Stephen J. Hochschuler, M.D.	Director	March 4, 2009

/S/ R. IAN MOLSON R. Ian Molson	Director	March 4, 2009

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 4, 2009

/S/ RICHARD RAVITCH Richard Ravitch	Director	March 4, 2009

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2009

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,315	$25,843
Restricted cash	—	2,000
Accounts receivable, net	18,759	13,035
Inventories, net	24,170	20,092
Prepaid expenses and other current assets	3,847	1,968
Deferred income tax assets	418	937

Total current assets	65,509	63,875
Property and equipment, net	23,093	12,229
Goodwill	60,124	60,003
Intangibles, net	4,280	9,634
Other assets	2,542	1,499

Total assets	$155,548	$147,240

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,504	$5,948
Accrued expenses	16,739	13,368
Deferred revenue	1,858	—
Lines of credit	—	2,546
Current portion of long-term debt	2,109	2,211

Total current liabilities	31,210	24,073
Long-term debt, less current portion	26,488	1,954
Other long-term liabilities	1,889	1,478
Deferred income tax liabilities	887	1,273
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2008 and 2007; 3,320 shares issued and outstanding at December 31, 2008 and 2007	23,605	23,612
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 47,411 and 47,169 shares issued and outstanding at December 31, 2008 and 2007, respectively	5	5
Additional paid-in capital	158,140	153,394
Accumulated other comprehensive income	1,495	334
Accumulated deficit	(88,171)	(58,883)

Total stockholders’ equity	71,469	94,850

Total liabilities and stockholders’ equity	$155,548	$147,240

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$101,313	$80,031	$74,005
Cost of revenues	36,605	29,824	25,700

Gross profit	64,708	50,207	48,305
Operating expenses:
Research and development	12,965	6,360	3,589
In-process research and development	2,750	9,344	—
Sales and marketing	42,437	33,545	36,027
General and administrative	23,362	20,644	30,803
Litigation settlement	11,000	—	—

Total operating expenses	92,514	69,893	70,419

Operating loss	(27,806)	(19,686)	(22,114)
Other income (expense):
Interest income	374	793	701
Interest expense	(1,875)	(868)	(2,128)
Failed acquisition costs	—	—	(1,967)
Other income (expense), net	487	149	(38)

Total other income (expense)	(1,014)	74	(3,432)

Loss before taxes	(28,820)	(19,612)	(25,546)
Income tax provision	468	590	270

Net loss	(29,288)	(20,202)	(25,816)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	(3,450)

Net loss available to common stockholders	$(29,288)	$(20,202)	$(29,266)

Net loss per common share:
Basic and diluted	$(0.63)	$(0.54)	$(1.07)

Weighted-average shares used in computing net loss per share:
Basic and diluted	46,290	37,283	27,238

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Stock subscription	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	20,602	$1	$12,016	$(18,296)	$—	$(113)	$(12,865)	$(19,257)
Reversal of deferred compensation balance required with the adoption of SFAS No. 123(R)	—	—	(18,296)	18,296	—	—	—	—
Exercise of stock options	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,828	—	—	—	—	8,828
Repurchase of common stock	(248)	—	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred, Rolling common and Series C common and dividend in kind	1,482	—	(3,450)	—	—	—	—	(3,450)
Series B stock dividend	1	—	—	—		—	—	—
Record issuance of new common stock upon redemption of redeemable convertible preferred stock	3,636	—	44,238	—	—	—	—	44,238
Net proceeds from initial public offering, net of offering costs.	9,300	2	70,237	—	—	—	—	70,239
Other	—	—	(10)	—	—	—	—	(10)
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	224	—	224
Net loss	—	—	—	—	—	—	(25,816)	(25,816)

Total comprehensive loss	—	—	—	—	—	—	—	(25,592)

Balance at December 31, 2006	34,774	3	113,563	—	—	111	(38,681)	74,996
Stock-based compensation	—	—	314	—	—	—	—	314
Exercise of stock options	3	—	—	—	—	—	—	—
Repurchase of common stock	(465)	—	—	—	—	—	—	—
Net proceeds from secondary public offering net of offering costs	10,000	1	32,232	—	—	—	—	32,233
Issuance of common stock for escrow settlement	301	—	1,119	—	(1,119)	—	—	—
Issuance of common stock for put settlement	805	—	2,873	—	—	—	—	2,873
Issuance of common stock for JOM acquisition	281	—	846	—	—	—	—	846
Issuance of common stock for restricted share awards granted to employees	720	—	—	—	—	—	—	—
Issuance of common stock for acquired technology	750	1	2,343	—	—	—	—	2,344
Cancellation of redeemable preferred stock from terminated employees	—	—	104	—	—	—	—	104
Stock subscription	—	—	—	—	1,119	—	—	1,119
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	223	—	223
Net loss	—	—	—	—	—	—	(20,202)	(20,202)

Total comprehensive loss	—	—	—	—	—	—	—	(19,979)

Balance at December 31, 2007	47,169	$5	$153,394	$—	$—	$334	$(58,883)	$94,850

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands)

	Common stock		Additional paid-in capital	Deferred compensation	Stock subscription	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2007	47,169	$5	$153,394	$—	$—	$334	$(58,883)	$94,850
Stock-based compensation	—	—	2,855	—	—	—	—	2,855
Exercise of stock options	21	—	48	—	—	—	—	48
Repurchase and/or forfeiture of common stock	(99)	—	(211)	—	—	—	—	(211)
Profit disgorgement	—	—	22	—	—	—	—	22
Mark-to-market for performance-based stock options	—	—	(259)	—	—	—	—	(259)
Purchases under employee stock purchase plan	40	—	118	—	—	—	—	118
JOM acquisition-reversal of discount	—	—	149	—	—	—	—	149
Issuance of common stock for restricted share awards granted to employees	50	—	—	—	—	—	—	—
Issuance of common stock to medical consulting groups	230	—	1,151	—	—	—	—	1,151
Cancellation of redeemable preferred stock from terminated employees	—	—	6	—	—	—	—	6
Issuance of warrants in connection with credit facility	—	—	867	—	—	—	—	867
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	1,161	—	1,161
Net loss	—	—	—	—	—	—	(29,288)	(29,288)

Total comprehensive loss	—	—	—	—	—	—	—	(28,127)

Balance at December 31, 2008	47,411	$5	$158,140	$—	$—	$1,495	$(88,171)	$71,469

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(29,288)	$(20,202)	$(25,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,731	10,472	7,743
Stock-based compensation	2,935	314	8,828
Interest expense related to amortization of debt discount, debt issuance costs and revaluation of put right	380	149	1,272
In-process research and development paid in stock	650	2,344	—
Provision for doubtful accounts	330	(351)	174
Provision for excess and obsolete inventory	3,068	1,175	3,027
Loss on sale of property and equipment, net	17	—	—
Deferred income taxes	401	32	285
Changes in operating assets and liabilities:
Accounts receivable	(5,273)	(1,469)	(1,446)
Inventories	(6,586)	(7,378)	(7,581)
Prepaid expenses and other current assets	(1,132)	484	(1,268)
Income taxes receivable	—	—	71
Other assets	(917)	(359)	2,611
Accounts payable	1,911	(253)	1,722
Accrued expenses and other liabilities	3,436	1,805	1,785
Deferred revenue	1,858	—	—

Net cash used in operating activities	(19,479)	(13,237)	(8,593)

Investing activities:
Acquisition of Japan Ortho Medical, net of cash acquired	—	222	—
Investment in Noas Medical Company	—	(313)	—
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	—	36	(5)
Acquisition of certain assets and liabilities of Cortek, Inc., net of cash acquired	—	—	54
Purchases of instruments, property and equipment	(13,002)	(5,372)	(9,702)
Purchase of intangible assets	(390)	—	—
Return (purchase) of Scient’x license fee	2,246	(2,612)	—
Proceeds from sale of property and equipment	10	—	—
Certificate of deposit proceeds (purchase)	2,000	(900)	(1,100)

Net cash used in investing activities	(9,136)	(8,939)	(10,753)

Financing activities:
Net proceeds from issuance of common stock	—	33,351	70,239
Exercise of stock options	48	—	—
Repurchase of stock options	(48)	—	—
Proceeds from issuance of Rolling common, Series C common and preferred stock	—	—	221
Borrowings under lines of credit	24,100	20,839	25,627
Repayments under lines of credit	(15,430)	(21,607)	(26,382)
Escrow proceeds	—	952	—
Principal payments on capital lease obligations	(479)	(545)	(669)
Proceeds from issuance of notes payable	16,867	577	4,629
Principal payments on notes payable	(3,671)	(2,248)	(4,729)
Repayment of supply agreement obligation	—	—	(75)
Cash paid for redemption of redeemable convertible preferred stock	—	—	(35,153)
Repayment of stockholder notes receivable	—	—	65
Other	22	—	—

Net cash provided by financing activities	21,409	31,319	33,773

Effect of exchange rate changes on cash and cash equivalents	(322)	(243)	336

Net (decrease) increase in cash and cash equivalents	(7,528)	8,900	14,763
Cash and cash equivalents at beginning of period	25,843	16,943	2,180

Cash and cash equivalents at end of period	$18,315	$25,843	$16,943

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,325	$686	$658
Cash paid for income taxes	$501	$93	$133
Accretion of redemption value of redeemable stock	$—	$—	$3,450
Revaluation of put right (minority interest)	$—	$149	$(810)
Purchase of property and equipment through capital leases	$—	$—	$46
Forgiveness of notes receivable from stockholders	$—	$—	$(10)
Purchases of instruments, property and equipment in accounts payable	$2,267	$—	$—
Purchase of software licenses through vendor financing arrangement	$492	$—	$—
Financing of insurance premiums by insurance provider	$764	$—	$—

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

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

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the operating plan for the year ended December 31, 2009 approved by the Company’s board of directors, management believes that its existing cash and cash equivalents of $18.3 million and available credit of $3.5 million at December 31, 2008 will be sufficient to fund its cash requirements through at least December 31, 2009.

The Company will need to invest in additional working capital and capitalized surgical instruments in order to support its revenue projections throughout 2009. Should the Company not be able to achieve its revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to reduce its investment in surgical instruments and manage the amount of its inventory down to a lower level that is in line with the decreased sales volumes. If management does not make these adjustments in a timely manner, there could be an adverse impact on the Company’s financial resources.

In December 2008, the Company entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) (See Note 6). In conjunction with the Credit Facility, the Company is required to maintain compliance with individual quarterly measurement of financial covenants, which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined in Note 6). The minimum covenants escalate each quarter during fiscal 2009. In order to meet the financial covenants for 2009, the Company will need to achieve growth over its historical quarterly revenue and earnings levels. The Company’s 2009 Board of Directors approved operating plan shows that the Company would meet the quarterly financial covenants and Management believes that it will be able to achieve this operating plan. However, if the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecast, it could be in default of the credit facilities. In addition to the financial covenants described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable. (See Note 6). Upon the occurrence of an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding under the under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the credit facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the loan agreement.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company would be required to attempt to renegotiate its lending arrangement and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurance that any additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Reclassification

Certain prior year balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. In the Company’s SEC filings for the year ended December 31, 2007 and prior, the Company’s operating expenses in Japan were classified as general and administrative expenses. In this Annual Report on Form 10-K, Alphatec separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in the reclassification of $3.6 million and $2.9 million of general and administrative expense to sales and marketing expense for the years ended December 31, 2007 and 2006, respectively.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2008 a substantial portion of our available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company’s customers are primarily hospitals or surgical centers and no single customer represented greater than 10 percent of consolidated revenues for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.

Revenue Recognition

The Company derives its revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. The Company sells its products primarily through its direct sales force and independent distributors. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company follows the provisions of

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

The Company’s revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such implant.

Deferred Revenues

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until payments become due or cash is received from these distributors.

Cash and Cash Equivalents

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds, whose cost equals fair market value.

Restricted Cash

As of December 31, 2007, the Company had a certificate of deposit with Bank of the West as collateral for the standby letter of credit issued to secure the lines of credit for Alphatec Pacific with Resona Bank. During 2008, the restriction was released when the Company paid off its standby letter of credit.

Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologic implant inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Instrument Useful Lives

During the first quarter of 2008, the Company completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the year ended December 31, 2008, depreciation expense was $2.9 million less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted earnings per share for the year ended December 31, 2008 was $0.06.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a three to ten-year period. The Company tests goodwill for impairment annually in December of each year, or more frequently if events and circumstances warrant. The Company has not recognized any impairment losses through December 31, 2008.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144. The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds it fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through December 31, 2008.

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese and Hong Kong subsidiaries is the Japanese yen and the Hong Kong dollar, respectively. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) are included in other

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income (expense), net in the accompanying consolidated statements of operations and were gains of approximately $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

On January 1, 2008, the Company partially adopted (due to a deferral of portions of the pronouncement) SFAS No. 157, Fair Value Measurement. SFAS No. 157 establishes a framework for fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. As of December 31, 2008, the Company had cash and cash equivalents of $18.3 million which are considered Level 1 assets. The Company does not have any financial assets or liabilities determined under Levels 2 or 3.

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

Leases

The Company leases its facilities and certain equipment and vehicles under operating leases, and certain equipment under capital leases. The Company accounts for those leases in accordance with SFAS No. 13, Accounting for Leases. For facility leases that contain rent escalation or rent concession provisions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability in the accompanying consolidated balance sheets.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for any of the periods presented in the accompanying statements of operations were not significant.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2008 was based on a weighted-average volatility of its actual historical volatility since its initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Its calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company continues to use the historical volatility of peer entities due to the lack of sufficient historical data of its stock price since its initial public offering in 2006 as prescribed under the simplified method of the SEC’s SAB No. 110.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2008, the Company calculated the expected term as the average of the contractual term and the vesting period.

•

The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award.

•	The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

The Company used historical data to estimate the number of future stock option forfeitures. Share-based compensation recorded in the Company’s consolidated statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The Company’s estimated forfeiture rates may differ from its actual forfeitures which would affect the amount of expense recognized during the period.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Under SFAS No, 123(R), share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.4-3.5%	3.6-4.9%	4.5-4.7%
Expected dividend yield	—	—	—
Weighted average expected life (years)	6.2-6.3	6.3-6.5	6.5
Volatility	51-57%	51-62%	62-65%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$236	$112	$779
Research and development	580	184	304
Sales and marketing	760	267	1,340
General and administrative	1,359	(249)	6,405

Total	$2,935	$314	$8,828

Effect on basic and diluted net loss per share	$(0.06)	$(0.01)	$(0.32)

The amounts above include stock-based compensation expense of $0.4 million, $0.4 million and $0.1 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. In addition, $0.1 million of compensation expense is included in the amount above for the year ended December 31, 2008 relating to the consulting agreement the Company has with Stout Medical Consulting Group LP (“Stout”). See Note 5.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock-based compensation recorded in 2007 of $0.3 million is net of the reversal of $0.5 million of stock compensation related to certain executives that was recognized in 2006 in accordance with their employment contracts, and was reversed as a result of a settlement agreement that was reached in June 2007. The 2006 amount also included $1.3 million of IPO bonuses and $4.7 million for stock compensation charges for awards issued to employees with no remaining substantive service requirements.

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 sets forth an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. (In thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net loss available to common stockholders	$(29,288)	$(20,202)	$(29,266)

Denominator:
Weighted average common shares outstanding	47,339	38,567	28,776
Weighted average unvested common shares subject to repurchase	(1,049)	(1,284)	(1,538)

Weighted average common shares outstanding—basic and diluted	46,290	37,283	27,238

Net loss per common share:
Basic and diluted	$(0.63)	$(0.54)	$(1.07)

As of December 31, 2008, 2007 and 2006, none of the outstanding redeemable preferred stock is convertible to common stock.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’s cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 to have a material impact on its consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The Company did not elect to measure any additional financial instruments at fair value as a result of this statement. Therefore, the adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact the adoption of FSP No. 142-3 may have on its consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for the Company for convertible debt instruments issued on or after January 1, 2009. The Company does not have any instruments that are within the scope of FSP APB No. 14-1 and does not expect the adoption FSP APB No. 14-1 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles, or GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards,

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The Company is currently evaluating the potential impact the adoption of FSP EITF 03-6-1 may have on its consolidated financial statements.

3. Acquisitions and Investment

Alphatec Spine, Inc.

On March 18, 2005, Alphatec Holdings acquired all of the outstanding capital stock of Alphatec Spine. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The results of operations of Alphatec Spine have been included in the consolidated financial statements of Alphatec Holdings from the date of acquisition. The total cost of the acquisition was as follows (in thousands):

Cash paid for common stock and stock options	$70,000
Debt assumed as a result of acquisition	5,458
Direct costs	1,046

Total purchase price	$76,504

Pursuant to the acquisition agreement, the stockholders of Alphatec Manufacturing put $3.0 million in escrow in order to fund potential indemnification claims for losses incurred by the Company. The Company subsequently filed a claim for indemnification of $4.5 million in claims, primarily relating to obsolete inventory, certain tax liabilities and uncollectible accounts receivable. On March 3, 2007, the Company settled the claim and received $1.0 million, which was applied as a reduction of goodwill. The remaining $2.2 million, including $0.2 million in interest earned, in the escrow fund was returned to the stockholders of Alphatec Manufacturing. Certain stockholders of Alphatec Manufacturing used the proceeds from the distribution to purchase an aggregate of $1.1 million of the Company’s common stock in a private placement.

Acquisitions in Japan

Buyback of Distribution Rights

On August 11, 2005, the Company paid $3.1 million to repurchase its distribution rights in Japan. The transaction was entirely financed by Alphatec Pacific’s former Chairman, President and Chief Executive Officer, Mr. Yoshimi, in return for the issuance of a note payable that was to be repaid in 18 equal monthly installments of $0.2 million (18.46% effective interest rate to scheduled maturity), beginning December 1, 2005. As additional compensation for making the loan to the Company, the Company entered into a stock repurchase agreement pursuant to which the Company granted Mr. Yoshimi a 20% interest in Alphatec Pacific, which had an estimated value of $0.6 million. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006. The terms of the stock repurchase agreement required the Company

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

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

The original purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	718
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(838)

Net tangible assets	1,164
Goodwill	486
Distribution rights	646

Total purchase price	$2,296

The fair value of the acquired tangible assets and assumed liabilities was equal to the JOM Predecessor’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the former owner of the JOM Predecessor based upon a percentage of the 2007 and 2008 revenues. This contingency is recorded in accrued expenses in the purchase price allocation and is based upon projected revenue. The Company performed a valuation of the distribution rights in order to allocate the purchase price in accordance with SFAS No. 141 between identifiable intangibles and goodwill in the fourth quarter of 2007. The distribution rights are being amortized on a straight-line basis over three years. The enhancement of the Company’s Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the distribution rights and goodwill as intangible assets.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noas Medical Company

In April 2007, Alphatec Pacific purchased 500 shares, valued at $0.3 million, of Noas, a Japanese spinal and orthopedic implant distributor in order to establish a strategic alliance. The investment represents approximately a 3% ownership and is accounted for on a cost basis. The balance of the Noas Investment was $0.4 million as of December 31, 2008.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2007
Accounts receivable	$19,092	$13,220
Allowance for doubtful accounts	(333)	(185)

Accounts receivables, net	$18,759	$13,035

Inventories

Inventories consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$1,814	$—	$1,814	$2,271	$(45)	$2,226
Work-in-process	1,208	—	1,208	1,117	—	1,117
Finished goods	32,317	(11,169)	21,148	26,812	(10,063)	16,749

Inventories, net	$35,339	$(11,169)	$24,170	$30,200	$(10,108)	$20,092

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2008	2007
Surgical instruments	4	$23,505	$11,957
Machinery and equipment	7	8,209	6,022
Computer equipment	5	2,446	1,564
Office furniture and equipment	5	3,011	2,597
Leasehold improvements	various	1,972	1,777
Building	39	204	382
Land	n/a	15	61
Construction in progress	n/a	787	—

		40,149	24,360
Less accumulated depreciation and amortization		(17,056)	(12,131)

Property and equipment, net		$23,093	$12,229

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total depreciation expense was $5.1 million, $6.6 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has assets under capital leases of $3.0 million and $3.0 million at both December 31, 2008 and 2007, respectively. Accumulated depreciation on these assets totaled $2.2 million and $1.7 million at December 31, 2008 and 2007, respectively. Depreciation expense for these capital leases was $0.5 million, $0.6 million and $0.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill

Goodwill consists of the following (in thousands):

	December 31,
	2008	2007
Goodwill recorded for the March 2005 purchase of Alphatec Manufacturing, Inc.	$53,555	$53,355
Goodwill recorded for the September 2005 purchase of Cortek	5,845	5,845
Goodwill recorded for the May 2007 purchase of Blues Medica Japan	724	803

Total goodwill	$60,124	$60,003

Intangible Assets

Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2008	2007
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,787	2,735
Scient’x license agreement	8	—	2,603
Supply agreement	10	225	225

		17,712	19,263
Less accumulated amortization		(13,432)	(9,629)

Intangible assets, net		$4,280	$9,634

Total amortization expense was $3.6 million, $3.9 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2008 is as follows (in thousands):

Year Ending December 31,
2009	$3,125
2010	881
2011	100
2012	100
2013	55
Thereafter	19

Total	$4,280

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Current portion of severance payable	$423	$710
Commissions	2,305	1,766
Royalties	3,011	927
Payroll and related	3,522	2,375
Legal	295	129
Accrued earnout	316	566
Consumption tax	76	648
Intellectual property	—	2,000
Reserve for litigation costs	2,200	2,222
Deferred rent	1,170	10
Other	3,421	2,015

Total accrued expenses	$16,739	$13,368

Deferred Revenues

During 2008, the Company shipped $2.1 million of product to a new European distributor, which included extended payment terms and was secured by an irrevocable letter of credit. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which it has no prior experience, revenues for this purchase by the distributor have been deferred until either payments become due or until cash is received for such purchases. The balance in deferred revenue relating to this distributor as of December 31, 2008 was $0.9 million.

During 2008, the Company shipped $1.9 million of product to a new U.S. distributor, which did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for this purchase by the distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of December 31, 2008 was $1.0 million.

5. License and Consulting Agreements

Agreements with Scient’x S.A.

In April 2008, the Company and Scient’x mutually agreed to terminate the license agreements they had entered into in January 2007. The terms of the termination agreement included a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that the Company returned to Scient’x. In December 2008 the parties amended the termination agreement to reduce the amount repaid by Scient’x to $2.2 million. The Company reversed $0.4 million in previously recognized amortization expense. The Company received $2.2 million in payments and wrote off the remaining difference of $0.4 million to cost of revenues.

OsseoFix Fracture Reduction System License Agreement

In September 2007, the Company entered into an exclusive license agreement with Stout that provides the Company with an exclusive worldwide license to develop and commercialize Stout’s technology related to a vertebral compression fracture solution called the OsseoFix Fracture Reduction System. The financial terms of the agreement include an up-front license fee payment to be made by the Company to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments,

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

some of which were achieved and paid by the Company to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product with minimum annual royalties beginning in 2009. The term of the license agreement is 20 years after the first commercial sale of a product. The Company recorded an IPR&D charge of $1.0 million in the third quarter of 2008 for the achievement of the design milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, the agreement includes a milestone payment of $1.5 million upon FDA approval, which may occur in 2010.

Expandable VBR License and Consulting Agreement

In March 2008, the Company entered into a license agreement, or the Expandable VBR License Agreement, with Stout that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device, or the Expandable VBR Technology. The financial terms of the Expandable VBR License Agreement include: (i) a $0.5 million cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of $0.5 million of shares of the Company’s common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Expandable VBR License Agreement contains a provision that limits the number of shares that may be issued pursuant to the Expandable VBR License Agreement to less than 19.99% of the Company’s issued and outstanding common stock. The Company recorded an IPR&D charge of $1.0 million in the first quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists.

Simultaneous with the execution of the Expandable VBR License Agreement, the Company entered into a Consulting Development Agreement (the “Consulting Agreement”) with Stout related to Stout’s development of certain technology to be used in conjunction with the technology that was licensed in the Expandable VBR License Agreement. The financial terms of the Consulting Agreement include: (i) a $0.5 million cash payment payable in ten equal monthly installments, with the first payment being payable following the execution of the Consulting Agreement; (ii) the issuance of $0.5 million in restricted shares of the Company’s common stock , with such shares only vesting to Stout if certain development milestones are achieved; and (iii) a royalty payment based on net sales of products for which a royalty is not due pursuant to the Expandable VBR License Agreement. In the event that Stout is unable to achieve certain development milestones Stout must repay the cash payment described above to Alphatec Spine, together with interest. The Company has a lapsing right to repurchase the common stock issued in connection with the Consulting Agreement for an aggregate purchase price of $10.00 in the event that Stout is not able to achieve certain development milestones. The number of shares to be issued was based on the average of the closing price of the Company’s common stock on the Nasdaq market for the 15 trading days prior to the date of the issuance, or $4.90. The Consulting Agreement contained a provision that limits the number of shares that may be issued pursuant to the Consulting Agreement to less than 19.99% of the issuers issued and outstanding common stock. The Company has recorded the liability related to the obligation and has recorded the value as a deferred research and development expense. The Company is recognizing this expense over the life of the term of the agreement. The restricted shares granted are revalued at the end of each reporting period in accordance with EITF No. 96-18. Accordingly, the Company recorded research and development expense of $0.1 million related to the restricted shares issued, for the year ended December 31, 2008.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, or the OsseoScrew License Agreement, with Progressive Spinal Technologies LLC (“PST”), that provides the Company with an exclusive

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteopenic bone or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The OsseoScrew License Agreement contains a provision that limits the number of shares that may be issued pursuant to the OsseoScrew License Agreement to less than 19.99% of the Company’s issued and outstanding common stock. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.5 million consisting of cash and its common stock upon the completion of the biomechanical testing, which may occur in 2009. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch, which may occur in the second half of 2009.

J3G Spine License Agreement

In August 2008, the Company entered into a development consulting agreement, or the J3G Development Consulting Agreement, with J3G Spine, LLC (“J3G”), that J3G is obligated to develop a neuromonitoring system to be used with its products. The financial terms of the J3G Development Consulting Agreement include: (i) a $0.3 million cash payment; (ii) design, regulatory, market launch and sales milestones that could begin to be achieved and paid by the Company to J3G in 2009; and (iii) a royalty payment based upon gross margin of licensed products in 2010. The Company recorded an IPR&D charge of $0.3 million in the third quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, the agreement includes milestone payments of $0.2 million upon the completion of proof of concept and intellectual property milestones, which may occur in the first half of 2009.

6. Debt

Line of Credit and Equipment Notes with GECC

In October 2007, the Company, Alphatec Spine, Nexmed, Inc. (collectively, the “Borrowers”) had entered into a three year credit agreement with Merrill Lynch Business Financial Services, Inc. (“Merrill Lynch”) that provided for an aggregate $20.0 million commitment. The agreement consisted of a $20.0 million note bearing interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note was limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. The note was collateralized by a pledge of substantially all current existing and after-acquired property of the Borrowers. As of December 31, 2007, the Company had approximately $13.8 million in availability under the note. In the first quarter of 2008, the rights and obligations of the agreement were acquired by General Electric Capital Corporation (“GECC”). The line of credit was paid off in full in December 2008 with the proceeds from the credit facility described below under “Loan and Security Agreement.”

During 2006, Alphatec Spine entered into term loans with GECC for approximately $3.7 million in order to finance certain previously purchased machinery and office equipment. The loans were for a term of three years bearing interest from 10.55% to 11.42%, were collateralized by certain assets of Alphatec Spine, were not to be prepaid without the consent of the lender and were guaranteed by the Company. Under the terms of these loans, Alphatec Spine was required to make 36 equal monthly principal and interest payments of $0.1 million and was subject to certain covenants. As of December 31, 2007, the Company had approximately $2.2 million outstanding under these equipment notes. The equipment notes were paid off in full in December 2008 with the proceeds from the credit facility described below.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan and Security Agreement

In December 2008, the Company entered into the Credit Facility with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly but no principal repayment through September 2009. Thereafter, the Company will be required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. The finance charge is being accrued to interest expense through April 2012. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The Company does not currently anticipate repaying the debt early.

The working capital line of credit carries an interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012. As of December 31, 2008 the Company has $3.5 million remaining available to be drawn under the working capital line of credit.

The funds from the credit facility were used to pay off the Company’s existing line of credit of $12.8 million and equipment notes of approximately $0.9 million, both of which were due to GECC, and is intended to serve as a source of capital for ongoing operations and working capital needs. In connection with the termination of the GECC credit agreement, the Company also paid an early termination fee of $0.4 million. The Company received net proceeds from the Lenders of $12.0 million after the repayment of amounts due to GECC, less debt issuance costs of approximately $0.5 million and other transaction fees. Included in the debt issuance costs was an upfront fee of $0.3 million paid to the Lenders. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. In connection with this Credit Facility, the Company issued warrants to the Lenders to purchase an aggregate of approximately 476,000 shares of the Company’s common stock. The warrants are immediately exercisable and have an exercise price of $1.89 per share and a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 2.67%, volatility of 60.9%, a ten year term and no dividend yield.

The $15.0 million of gross proceeds received from this transaction were allocated between the term loan and the warrant resulting in $0.9 million allocated to the warrant in the form of a debt discount and $14.1 million allocated to debt. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the proceeds allocated to the warrant were included in equity. The debt discount is being amortized to interest expense through April 2012 using the effective interest method.

To secure the repayment of any amounts borrowed under this Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property. The Company also agreed not to pledge or otherwise encumber its intellectual property assets.

The Company is also required to maintain compliance with financial covenants which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and in-process R&D. As of December 31, 2008, the Company was in compliance with its covenants in the Credit Facility.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of a non-appealable legal judgment against the Company that is not satisfied within ten days, or the occurrence of an event which, in the opinion of the Lenders, could have a material adverse effect on the Company.

Other Debt Agreements

Alphatec Pacific had a $2.7 million credit facility with a Japanese bank, Resona Bank. Under the terms of the credit facility, borrowings are due nine months from the date of borrowing and bear interest at 3.5%, and Alphatec Pacific is required to make monthly interest payments. The credit facility was secured by restricted cash of $2.0 million at December 31, 2007 and standby letters of credit issued through Bank of the West, which expired on October 31, 2007. In October 2007, Alphatec Pacific paid down $0.2 million of this credit facility and the Bank of the West standby letters of credit were replaced by letters of credit in the amount of $2.5 million issued through Merrill Lynch. In January 2008, Alphatec Pacific decided not to renew one of their lines of credit, which resulted in Alphatec Spine paying the Resona Bank $1.9 million. The second line of credit was renewed for $0.8 million. In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate.

Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical.

The Company has various other note payable and capital lease obligations as described in the table below.

Long-term debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
Line of credit, bearing interest at prime plus 2.5%, maturing April 2012, collateralized by substantially all assets of the Company other than its intellectual property	$11,500	$—
Term loan, bearing interest at 11.25%, maturing April 2012, collateralized by substantially all assets of the Company other than its intellectual property, net of $0.9 million discount	14,151	—
Notes payable to Japanese Banks, bearing interest at rates ranging from 1.5% to 6.50%, maturity dates through January 2014, collateralized by substantially all assets of Alphatec Pacific and Japan Ortho Medical	1,588	671
Capital leases, bearing interest at rates ranging from 5.52% to 7.46%, generally due in monthly principal and interest installments, maturity dates through March 2010, collateralized by the related equipment (See Note 7)	341	819
Note payable related to equipment purchases, bearing interest at rates ranging from 10.55% to 11.42%, generally due in monthly principal and interest installments, maturity dates through December 2009, collateralized by the related equipment	—	2,209
Bond payable to a Japanese Bank, bearing interest at 1.5%, maturity date through September 2012, collateralized by Japan Ortho Medical assets	304	311
Note payable related to software license purchase bearing interest at 2.7%, maturity date through February 2011	394	—
Other loans, bearing interest at rates of 4.2%, generally due in monthly principal and interest installments, maturity dates through May 2009	319	155

Total debt	28,597	4,165
Less: current portion	(2,109)	(2,211)

Total long-term debt	$26,488	$1,954

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments on debt (excluding capital leases) are as follows as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$2,164
2010	6,439
2011	6,580
2012	13,871
2013	50
Thereafter	4

Total	$29,108

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2009	$2,407	$340
2010	2,646	13
2011	2,361	—
2012	2,223	—
2013	2,279	—
Thereafter	5,829	—

	$17,745	353

Less: amount representing interest		(12)

Present value of minimum lease payments		341
Current portion of capital leases		(328)

Capital leases, less current portion		$13

Rent expense under operating leases for the years ended December 31, 2008, 2007, and 2006 was $2.4 million, $1.4 million and $1.2 million, respectively.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Alphatec Spine the right to incorporate the intellectual property contained in the 678 Patent in its products. Terms of the Settlement Agreement include a one-time payment of $11.0 million and an ongoing royalty payable upon future net sales of licensed products until the 678 Patent expires in 2010.

On April 12, 2006, Alphatec Spine and HealthpointCapital, the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2003 and has continued to sell them through the date of this annual report. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment, and Alphatec Spine has moved for summary judgment on the non-contract claims, which motion is scheduled for hearing in March of 2009. This matter is scheduled to go to trial in the second quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts and has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on its financial statements, if any.

While the outcome to the litigation is uncertain, management does not believe that the ultimate outcome of claims against the Company will result in an adverse material impact to the Company. A judgment against the Company in excess of the amount accrued and/or legal costs significantly in excess of amounts currently budgeted in the Company’s operating plan may cause an acceleration of the Company’s credit facility through a financial covenant violation or a material adverse change claim by the Lenders (See Note 6).

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

Subsequent to the original valuation on August 11, 2005, the value of the put right is being accounted for under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest income (expense) relating to the put right for the years ended December 31, 2008, 2007 and 2006 was $0, $0.1 million and ($0.8) million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than for cause, as defined in these agreements. At December 31, 2008, future commitments for key executives who have terminated totaled $0.2 million.

8. Redeemable Convertible Preferred and Rolling Common Stock and Stockholders’ Equity

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

Initial Public Offering, Redemption of Securities and Redeemable Preferred Stock

In June 2006, the Company raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00 in the Company’s initial public offering (the “IPO”). Of this amount, the Company paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related costs. This resulted in aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital. Simultaneously with the closing of the IPO, the existing classes of common stock were also converted into a single class of common stock and all of the Company’s redeemable convertible preferred stock was redeemed for a combination of $35.2 million of cash, 3.3 million shares of redeemable preferred stock recorded at estimated fair value of $23.7 million and 3.9 million of new shares of common stock valued at $44.2 million. As of December 31, 2008, the redeemable preferred stock estimated fair value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2008 and 2007.

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

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 6,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2008, approximately 2,113,000 shares of common stock remained available for issuance under the 2005 Plan.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2007	1,211	$3.78	9.19	$1,611
Granted	1,422	$4.54	—	—
Exercised	(21)	$2.24	—	—
Forfeited	(347)	$4.14	—	—

Outstanding at December 31, 2008	2,265	$4.23	8.92	$97

Options vested and exercisable at December 31, 2008	336	$3.79	7.73	$51

Options vested and expected to vest at December 31, 2008	1,792	$4.23	8.89	$81

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $4.54, $3.92 and $5.60, respectively. The aggregate intrinsic value of options at December 31, 2008 is based on the Company’s closing stock price on that date of $2.35 per share.

As of December 31, 2008, there was $5.2 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.2 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2008, 2007 and 2006.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity:

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2007	1,242	$6.79	3.09	$8,435
Awarded	50	$4.93
Released	(370)	$7.01
Forfeited	(40)	$9.94

Outstanding at December 31, 2008	882	$6.40	2.19	$5,645

The weighted average fair value per share of awards granted in the years ended December 31, 2008 and 2007 was $4.93 and $3.73, respectively. There were no restricted stock awards granted in the year ended December 31, 2006.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In December 2008, the Company issued warrants to the lenders of the Credit Facility to purchase 476,000 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants are immediately exercisable and have a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield. All of the warrants were outstanding as of December 31, 2008.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2008
Stock options outstanding	2,265
Awards outstanding	6
Warrants outstanding	476
Authorized for future grant under 2005 Plan	2,113

4,860

10. Income Taxes

The components of the provision (benefit) for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$77	$(41)
State	110	150	—
Foreign	225	310	28

Total current provision (benefit)	335	537	(13)

Deferred:
Federal	116	116	155
State	25	25	33
Foreign	(8)	(88)	95

Total deferred provision	133	53	283

Total provision	$468	$590	$270

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(4.3)%	(5.1)%
Stock-based compensation	2.3%	(0.3)%
Foreign tax	0.2%	1.4%
Tax credits	(1.2)%	—%
Other	1.8%	3.5%
Valuation allowance	37.8%	38.5%

	1.6%	3.0%

Significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowances and reserves	$251	$152
Accrued expenses	4,155	2,236
Inventory reserves	3,920	3,009
Net operating loss carryforwards	17,364	9,913
Property and equipment	159	1,181
Income tax credit carryforwards	336	41

	26,185	16,532
Valuation allowance	(24,688)	(13,793)

Total deferred tax assets, net of valuation allowance	1,497	2,739

Deferred tax liability:
Intangible assets	1,966	3,075

Total deferred tax liabilities	1,966	3,075

Net deferred tax liabilities	$(469)	$(336)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years. As of December 31, 2008, a valuation allowance of $24.7 million has been established against the net deferred tax assets as realization is uncertain. Deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. At December 31, 2008, such amounts compose the entire balance of the net deferred liabilities.

At December 31, 2008, the Company has unrecognized tax benefits of $1.9 million of which $1.6 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

Balance at January 1, 2007 (FIN No. 48 adoption)	$1,017
Additions based on tax positions related to the current year	504
Additions based on tax positions of prior years	53

Balance at December 31, 2007	1,574
Additions based on tax positions related to the current year	399
Reductions as a result of lapse of applicable statute of limitations	(53)

Balance at December 31, 2008	$1,920

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by approximately $0.1 million within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2003. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, state and local, or foreign taxing authorities.

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2008, there were no significant changes in the accrued interest and penalties. As of December 31, 2008, the Company has accrued interest and penalties associated with uncertain tax positions of $0.1 million.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of $42.4 million and $39.3 million, respectively, expiring at various dates through 2028. At December 31, 2008, the Company had federal and state research and development tax credits of $0.9 million and $0.8 million, respectively. The federal research and development tax credits expire at various dates through 2028, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $2.1 million expiring in 2014. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both pre- and post-initial public offering) which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position under FIN No. 48 may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Segment and Geographical Information

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the years ended December 31, 2008, 2007 and 2006, the Company operated in two geographic locations, the U.S. and Asia. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$81,456	$66,722	$60,591
Asia	17,731	13,309	13,414
Europe	2,126	—	—

Total consolidated revenues	$101,313	$80,031	$74,005

Total assets by region were as follows (in thousands):

	December 31,
	2008	2007
United States	$141,658	$134,721
Asia	13,890	12,519
Europe	—	—

Total consolidated assets	$155,548	$147,240

12. Related Party Transactions

For the year ended December 31, 2008, 2007 and 2006, the Company incurred costs of $0, $0.4 million and $0.5 million respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. (“HealthpointCapital”), the Company’s principal stockholder.

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The Company’s majority shareholder, HealthpointCapital, owns a majority interest in Scient’x. In addition, members of the Company’s Board of Directors Mortimer Berkowitz III, John H. Foster and R. Ian Molson are members of the Board of Directors or otherwise affiliates of Scient’x. The terms of the termination agreement included a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that the Company returned to Scient’x. In December 2008 the parties amended the agreement to reduce the amount to be repaid by Scient’x to $2.2 million. The Company reversed $0.4 million in previously recognized amortization expense. The Company received $2.2 million in payments and wrote off the remaining difference of $0.4 million to cost of revenues.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s September 2007 public offering of 10,000,000 shares of common stock, the Company sold 2,750,000 shares of common stock to HealthpointCapital Partners II, L.P., an affiliate of HealthpointCapital, the Company’s largest stockholder, at a price $3.45 per share.

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

Dr. Stephen J. Hochschuler serves as a director of the Company’s and Alphatec Spine’s Board of Directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the years ended December 31, 2008, 2007 and 2006, the Company incurred costs of $0.3 million, $0.3 million and $0, respectively, for advisory services provided by Dr. Hochschuler.

During 2008, Alphatec Pacific, Inc. sold property to a Director of Alphatec Pacific, Inc. The sale was transacted at a third-party appraised price of $0.3 million. A loss of $0.1 million was recorded by the Company on the sale.

13. Restructuring

Relocation of Biologics Distribution Center

In the second quarter of 2007, the Company announced the relocation of its Massachusetts biologics distribution center to Carlsbad, California, the location of the Company’s corporate headquarters. The Company completed the relocation in the fourth quarter of 2007. During 2007, the Company recorded $0.5 million for contract termination expenses in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Cost Reduction Plan

For the years ending December 31, 2008 and 2007, the Company initiated reductions in the work force and recorded severance expense of $0.4 million and $0.4 million, respectively.

14. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are immediately vested. The Company’s total contributions to the 401(k) plan were $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

Assignment Agreement with Spine Vision, S.A.

In January 2009, Alphatec Spine entered into an assignment agreement (the “Patent and Technology Assignment Agreement”) with Spine Vision, S.A (“Spine Vision”) that provides Alphatec Spine with the rights, title and interest in and to certain patents and technology of Spine Vision that relate to a stand-alone interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an up front fee of $500,000; and (ii) a royalty payment of 2.5% of any product that contains the assigned intellectual property.

License Agreement with Helix Point, LLC

In February 2009, Alphatec Spine entered into a License Agreement with Helix Point, LLC (the “Helifuse/Helifix License Agreement”) that provides Alphatec Spine with a worldwide license to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.3 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2008 and 2007 are as follows (in thousands, except per share data):

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$23,197	$23,853	$25,816	$28,447
Gross profit	15,310	15,837	16,708	16,853
Total operating expenses	31,171	19,156	21,163	21,024
Net loss	(15,779)	(3,591)	(4,860)	(5,058)
Net loss available to common stockholders	(15,779)	(3,591)	(4,860)	(5,058)
Basic and diluted net loss per common share (1)	(0.34)	(0.08)	(0.10)	(0.11)

	Year ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$19,550	$18,820	$20,319	$21,342
Gross profit	12,669	11,984	12,940	12,614
Total operating expenses	15,281	12,534	18,308	23,770
Net loss	(2,674)	(703)	(5,578)	(11,247)
Net loss available to common stockholders	(2,674)	(703)	(5,578)	(11,247)
Basic and diluted net loss per common share (1)	(0.08)	(0.02)	(0.16)	(0.24)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Reserve for Bad Debt (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2005	$784	$8,651
Provision	174	3,027
Write-offs and recoveries, net	(338)	(1,364)

Balance at December 31, 2006	620	10,314
Provision (credit)	(351)	1,175
Acquisition	5	—
Foreign exchange impact	—	387
Write-offs and recoveries, net	(89)	(1,768)

Balance at December 31, 2007	185	10,108
Provision	330	3,068
Write-offs and recoveries, net	(182)	(2,007)

Balance at December 31, 2008	$333	$11,169

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.