Form 10-Q
period 2009-03-31
Alphatec Holdings, Inc.
filed 2009-05-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

As of May 1, 2009, there were 47,534,515 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$10,087	$18,315
Accounts receivable, net	23,812	18,759
Inventories, net	26,952	24,170
Prepaid expenses and other current assets	4,418	3,847
Deferred income tax assets	411	418

Total current assets	65,680	65,509
Property and equipment, net	27,170	23,093
Goodwill	60,068	60,124
Intangibles, net	3,475	4,280
Other assets	1,840	2,542

Total assets	$158,233	$155,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,965	$10,504
Accrued expenses	18,287	16,739
Deferred revenue	2,501	1,858
Current portion of long-term debt	3,037	2,109

Total current liabilities	37,790	31,210
Long-term debt, less current portion	26,360	26,488
Other long-term liabilities	2,033	1,889
Deferred income tax liabilities	915	887
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2009 and December 31, 2008; 3,319 and 3,320 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	23,605	23,605
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2009 and December 31, 2008; 47,552 and 47,411 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	159,023	158,140
Accumulated other comprehensive income	1,056	1,495
Accumulated deficit	(92,554)	(88,171)

Total stockholders’ equity	67,530	71,469

Total liabilities and stockholders’ equity	$158,233	$155,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$30,610	$23,197
Cost of revenues	10,830	7,887

Gross profit	19,780	15,310
Operating expenses:
Research and development	2,867	3,204
In-process research and development	1,290	1,300
Sales and marketing	12,784	10,103
General and administrative	5,963	5,564
Litigation settlement	—	11,000

Total operating expenses	22,904	31,171

Operating loss	(3,124)	(15,861)
Other income (expense):
Interest income	34	201
Interest expense	(916)	(178)
Other income (expense), net	(261)	151

Total other income (expense)	(1,143)	174

Loss before taxes	(4,267)	(15,687)
Income tax provision	116	92

Net loss	$(4,383)	$(15,779)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.34)

Weighted-average shares used in computing net loss per share:
Basic and diluted	46,503	46,001

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(4,383)	$(15,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,601	2,035
Stock-based compensation	634	769
Interest expense related to amortization of debt discount and debt issuance costs	150	—
In-process research and development paid in stock	350	650
Provision for (recoveries from) doubtful accounts	(25)	45
Provision for excess and obsolete inventory	210	517
Deferred income taxes	35	294
Changes in operating assets and liabilities:
Accounts receivable	(5,381)	(719)
Inventories	(3,189)	(1,731)
Prepaid expenses and other current assets	(629)	493
Other assets	229	(400)
Accounts payable	504	190
Accrued expenses and other	1,892	(1,688)
Accrued litigation settlement	—	11,000
Deferred revenues	643	—

Net cash used in operating activities	(6,359)	(4,324)
Investing activities:
Proceeds from sale of Noas investment	383	—
Purchases of instruments, property and equipment	(2,892)	(2,515)
Sale of certificate of deposit	—	2,000

Net cash used in investing activities	(2,509)	(515)
Financing activities:
Borrowings under lines of credit	1,940	8,500
Repayments under lines of credit	(500)	(1,869)
Principal payments on capital lease obligations	(98)	(137)
Principal payments on notes payable	(498)	(497)
Other	—	22

Net cash provided by financing activities	844	6,019
Effect of exchange rate changes on cash and cash equivalents	(204)	(119)

Net increase (decrease) in cash and cash equivalents	(8,228)	1,061
Cash and cash equivalents at beginning of period	18,315	25,843

Cash and cash equivalents at end of period	$10,087	$26,904

Supplemental cash flow information:
Cash paid for interest	$527	$173
Cash paid for income taxes	$152	$278
Purchase of instruments, property and equipment in accounts payable	$3,144	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”), through its wholly-owned subsidiary, Alphatec Spine, Inc. (“Alphatec Spine”) is engaged in the development, manufacturing and sale of medical devices for use in spinal surgeries with a focus on providing solutions for products affecting the aging spine. Alphatec Holdings’ principal operating activities are conducted through Alphatec Spine and its wholly owned and consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited, a Hong Kong corporation.

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 4, 2009.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s updated operating plan, management believes that its existing cash and cash equivalents of $10.1 million and available credit of $2.1 million at March 31, 2009 will be sufficient to fund its cash requirements through at least March 31, 2010.

The Company will need to invest in additional working capital and capitalized surgical instruments in order to support its revenue projections through 2009. Should the Company not be able to achieve its revenue forecast and cash collections, and cash consumption starts to exceed forecasted consumption, management will need to reduce its investment in surgical instruments and manage the amount of its inventory down to a lower level that is in line with the decreased sales volumes. If management does not make these adjustments in a timely manner, there could be an adverse impact on the Company’s financial resources.

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

Reclassification

Certain prior year balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. In the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 12, 2008, the Company’s operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, Alphatec separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in the reclassification of $1.0 million of general and administrative expense to sales and marketing expense for the three months ended March 31, 2008.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2009. These accounting policies have not significantly changed during the three months ended March 31, 2009.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as the Company’scash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests are characterized as non-controlling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the non-controlling interest is included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for the Company beginning January 1, 2009. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of
EITF 07-5 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principals Board, (“APB”), Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for the Company for convertible debt instruments issued on or after January 1, 2009. The Company does not have any instruments that are within the scope of FSP APB No. 14-1. The adoption of FSP APB No. 14-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

3. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable	$24,117	$19,092
Allowance for doubtful accounts	(305)	(333)

Accounts receivables, net	$23,812	$18,759

Inventories

Inventories consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,756	$—	$2,756	$1,814	$—	$1,814
Work-in-process	1,620	—	1,620	1,208	—	1,208
Finished goods	32,881	(10,305)	22,576	32,317	(11,169)	21,148

Inventories, net	$37,257	$(10,305)	$26,952	$35,339	$(11,169)	$24,170

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2009	December 31, 2008
Surgical instruments	4	$26,963	$23,505
Machinery and equipment	7	8,258	8,209
Computer equipment	5	2,446	2,446
Office furniture and equipment	5	3,030	3,011
Leasehold improvements	various	1,951	1,972
Building	39	189	204
Land	n/a	14	15
Construction in progress	n/a	3,100	787

		45,951	40,149
Less accumulated depreciation and amortization		(18,781)	(17,056)

Property and equipment, net		$27,170	$23,093

Total depreciation expense was $1.8 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.

The Company has assets under capital leases of $3.0 million at both March 31, 2009 and December 31, 2008, respectively. Accumulated depreciation on these assets totaled $2.3 million and $2.2 million at March 31, 2009 and December 31, 2008, respectively. Depreciation expense for these capital leases was $0.1 million, for the three months ended March 31, 2009 and 2008.

Intangible Assets

Intangibles assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2009	December 31, 2008
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,527	3,787
Supply agreement	10	225	225

		17,452	17,712
Less accumulated amortization		(13,977)	(13,432)

Intangible assets, net		$3,475	$4,280

Total amortization expense was $0.8 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.

The future expected amortization expense related to intangible assets as of March 31, 2009 is as follows (in thousands):

Year Ending December 31,
Remainder of 2009	$2,328
2010	873
2011	100
2012	100
2013	55
Thereafter	19

Total	$3,475

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Commissions	$3,223	$2,305
Payroll and related	3,216	3,522
Royalties	2,738	3,011
Reserve for litigation costs	2,200	2,200
Deferred rent	2,151	1,170
Legal	559	295
Consumption tax	296	76
Current portion of severance payable	170	423
Accrued earnout	—	316
Other	3,734	3,421

Total accrued expenses	$18,287	$16,739

Deferred Revenues

During the three months ended March 31, 2009, the Company shipped $0.9 million of product to a European distributor, which included extended payment terms and was secured by an irrevocable letter of credit. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which it has no prior experience, revenues for purchases by this distributor have been deferred until the earlier of either payments becoming due or until cash is received for such purchases. The balance in deferred revenue relating to this distributor as of March 31, 2009 was $0.9 million.

During the three months ended March 31, 2009, the Company shipped $1.0 million of product to a U.S. distributor, that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of March 31, 2009 was $1.6 million.

4. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss, as reported	$(4,383)	$(15,779)
Foreign currency translation adjustment	(439)	769

Comprehensive loss	$(4,822)	$(15,010)

5. License and Developmental Consulting Agreements

OsseoFix Fracture Reduction System License Agreement

On April 16, 2009 the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. The other material terms to the license agreement as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 4, 2009 were not changed.

Expandable VBR License and Consulting Agreement

On April 15, 2009, the Company and Stout amended and restated the license agreement that the parties had entered into in March 2008 (the “Amended and Restated License Agreement”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. The effective date of the Amended and Restated License Agreement is March 31, 2009. Pursuant to the Amended and Restated License Agreement, Stout is entitled to retain all up-front payments that had been previously paid to it. Under the Amended and Restated License Agreement, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the Amended and Restated License Agreement was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2010. Pursuant to the Amended and Restated License Agreement, if the Company is required to initiate a clinical trial to obtain clearance from the FDA for a licensed product, the minimum royalty obligation is suspended until such licensed product obtains regulatory approval. In addition, under the terms of the Amended and Restated License Agreement, Stout has the ability to terminate the Amended and Restated License Agreement if the Company has not filed for regulatory approval to market and sell a licensed product within an allotted time period; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination would be null and void. The other material terms to the original license agreement were not changed in the Amended and Restated License Agreement.

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such expenses. Pursuant to the Amended and Restated Consulting Agreement, Stout is obligated to return such $0.4 million to the Company, which was received in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. The other material terms to the original consulting agreement were not changed in the Amended and Restated Consulting Agreement. As the total cash consideration has been reduced to $0.2 million, the Company will record the remaining amount not yet expensed over the expected development period.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, or the OsseoScrew License Agreement, with Progressive Spinal Technologies LLC (“PST”), that provides the Company with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteopenic bone or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.5 million consisting of cash and its common stock upon the completion of the biomechanical testing, which may occur in 2009. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch, which may occur in the second half of 2009.

Assignment Agreement with Spine Vision, S.A.

In January 2009, the Company entered into an assignment agreement (the “Patent and Technology Assignment Agreement”) with Spine Vision, S.A (“Spine Vision”) that assigns the Company all rights, title and interests to certain patents and technology of Spine Vision that relate to a stand-alone locking interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an initial payment of $0.5 million; and (ii) a royalty payment based on the net sales of any product that contains the assigned intellectual property. During the three months ended March 31, 2009, the Company recorded an IPR&D charge of $0.5 million for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement with Helix Point, LLC (the “Helifuse/Helifix License Agreement”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $250,000 payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $350,000 of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the three months ended March 31, 2009, the Company recorded an IPR&D charge of $600,000 for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

6. Debt

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

The working capital line of credit carries an interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012. As of March 31, 2009 the Company has $2.1 million remaining available to be drawn under the working capital line of credit.

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

To secure the repayment of any amounts borrowed under this Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its intellectual property and its rights under license agreements granting it rights to intellectual property. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders.

The Company is also required to maintain compliance with financial covenants which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and in-process R&D. As of March 31, 2009, the Company was in compliance with its covenants in the Credit Facility.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of a non-appealable legal judgment against the Company that is not satisfied within ten days, or the occurrence of an event which, in the opinion of the Lenders, could have a material adverse effect on the Company.

During the three months ended March 31, 2009, the Company repaid $0.5 million and subsequently drew an additional $1.9 million on the working capital line of credit. As of March 31, 2009 the balance of the line of credit was $12.9 million. The balance on the term loan was $14.2 million, net of the debt discount. Amortization of the debt discount and issuance costs and accretion of the additional finance charge, which are recorded to interest expense, totaled $0.3 million for the three months ended March 31, 2009. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million for the three months ended March 31, 2009.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of March 31, 2009, the balance of the notes and the bond totaled $1.6 million.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of March 31, 2009, the balance of these capital leases totaled $0.2 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of March 31, 2009 was $0.3 million.

The Company has financing agreements for a product liability insurance policy and a directors and officers insurance policy, both bearing interest at 4.2% payable through May 2009. The balance of these agreements as of March 31, 2009 totaled $0.1 million.

Principal payments on debt (excluding capital leases) are as follows as of March 31, 2009 (in thousands):

Year Ending December 31,
Remainder of 2009	$1,613
2010	6,389
2011	6,558
2012	16,050
2013	46
Thereafter	4

Total	$30,660

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2009	$1,826	$236
2010	2,820	13
2011	2,510	—
2012	2,210	—
2013	2,199	—
Thereafter	5,829	—

	$17,394	249

Less: amount representing interest		(7)

Present value of minimum lease payments		242
Current portion of capital leases		(242)

Capital leases, less current portion		$—

Rent expense under operating leases for the three months ended March 31, 2009 and 2008 was $0.8 million and $0.5 million, respectively.

Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P. , the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2004 and has continued to sell them through the date of this Quarterly Report on Form 10-Q. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment, and Alphatec Spine has moved for summary judgment on certain claims, which motion is scheduled for hearing in the second quarter of 2009. In the first quarter of 2009 the claimant surgeons dismissed all claims against both HealthpointCapital entities. This matter is scheduled to go to trial in the third quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts, has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on its financial statements, if any.

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

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(4,383)	$(15,779)

Denominator:
Weighted average common shares outstanding	47,436	47,177
Weighted average unvested common shares subject to repurchase	(933)	(1,176)

Weighted average common shares outstanding - basic	46,503	46,001
Effect of dilutive securities:
Options	—	—

Weighted average common shares outstanding - diluted	46,503	46,001

Net loss per common share:
Basic and diluted	$(0.09)	$(0.34)

As of March 31, 2009 and 2008, the weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	2,539	1,363
Warrants to purchase common stock	476	—
Unvested restricted share awards	933	1,176

	3,948	2,539

9. Stock-Based Compensation

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Employee Stock Options
Risk-free interest rate	2.00%	2.67%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.2	6.3
Volatility	58%	46%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$52	$68
Research and development	64	231
Sales and marketing	171	159
General and administrative	347	311

Total	$634	$769

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2008	2,265	$4.23	8.92	$97
Granted year to date	375	$1.62	—	—
Exercised year to date	—	$—	—	—
Forfeited year to date	(101)	$4.16	—	—

Outstanding at March 31, 2009	2,539	$3.85	8.87	$198

Options vested and exercisable at March 31, 2009	386	$3.95	7.70	$37

Options vested and expected to vest at March 31, 2009	2,010	$3.86	8.84	$157

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $1.62 and $2.43, respectively. The aggregate intrinsic value of options at March 31, 2009 is based on the Company’s closing stock price on that date of $1.77 per share.

As of March 31, 2009, there was $4.6 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.1 years. There were no options exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised was immaterial for the three months ended March 31, 2008. At March 31, 2009, approximately 1,871,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity:

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
	(In thousands, except per share data)
Outstanding at December 31, 2008	882	$6.40	2.19	$5,645
Awarded year to date	—	$—
Released year to date	(43)	$3.72
Forfeited year to date	(14)	$9.19

Outstanding at March 31, 2009	825	$6.49	1.94	$5,353

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. There were no restricted awards granted during the three months ended March 31, 2009. The weighted average fair value per share of awards granted during the three months ended March 31, 2008 was $4.88.

Warrants

In December 2008, the Company issued warrants to the Lenders in the Credit Facility to purchase 476,000 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants are immediately exercisable and have a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield. All of the warrants were outstanding as of March 31, 2009.

10. Income Taxes

The Company calculates its interim tax provision in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN No. 18”). At the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits did not change during the three months ended March 31, 2009. The unrecognized tax benefits at March 31, 2009 were $1.9 million. The Company anticipates a $0.1 million decrease to its unrecognized tax benefits within the next 12 months.

The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

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

During the three months ended March 31, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. During the three months ended March 31, 2008, the Company operated in two geographic locations, the U.S. and Asia. The Company commenced sales in Europe in the second half of 2008. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
United States	$23,813	$18,647
Asia	5,830	4,550
Europe	967	—

Total consolidated revenues	$30,610	$23,197

Total assets by region were as follows (in thousands):

	March 31, 2009	December 31, 2008
United States	$145,260	$141,658
Asia	12,973	13,890
Europe	—	—

Total consolidated assets	$158,233	$155,548

12. Related Party Transactions

For the three months ended March 31, 2009 and 2008, the Company incurred costs of $0.1 million and $0, respectively, to Foster Management Company for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital, L.P., the Company’s principal stockholder.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended March 31, 2009 and 2008, the Company incurred costs of $0.1 million and $0.1 million, respectively, for advisory services provided by Dr. Hochschuler.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2008.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, osteoporotic bone, and spinal stenosis markets. Our principal product offerings are focused on the market for orthopedic spinal disorder solution products, which is estimated in the U.S. to be approximately $5.8 billion in revenue in 2008 and is expected to grow more than 10% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. have been cleared by the FDA and these products have been used in over 10,700 and 8,600 spine disorder surgeries in 2008 and 2007, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union and Hong Kong.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three months ended March 31, 2009 and 2008, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through March 31, 2009, we licensed or acquired approximately 40 patent and patent applications from third parties. A discussion of our license agreements through December 31, 2008 may be found in
“Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2008.

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-allograft implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, raw materials and components. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development. Amortization of purchased intangibles consists of amortization of developed product technology.

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

Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2009 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 4, 2009.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenues	35.4	34.0

Gross profit	64.6	66.0
Operating expenses:
Research and development	9.4	13.8
In-process research and development	4.2	5.6
Sales and marketing	41.7	43.6
General and administrative	19.5	24.0
Litigation settlement	—	47.4

Total operating expenses	74.8	134.4

Operating loss	(10.2)	(68.4)

Other income (expense):
Interest income	0.1	0.9
Interest expense	(3.0)	(0.8)
Other income (expense), net	(0.8)	0.7

Total other income (expense)	(3.7)	0.8

Loss before taxes	(13.9)	(67.6)
Income tax provision	0.4	0.4

Net loss	(14.3)%	(68.0)%

Reclassification

Certain prior year balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. In our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the SEC on May 12, 2008, our operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $1.0 million of general and administrative expense to sales and marketing expense for the three months ended March 31, 2008.

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues. Revenues were $30.6 million for the three months ended March 31, 2009 compared to $23.2 million for the three months ended March 31, 2008, representing an increase of $7.4 million, or 32.0%. U.S. revenues increased $5.1 million primarily due to increased sales of our Zodiac, Novel, Trestle, Biologics and Solanas product lines, partially offset by a decrease in our Reveal product line. In addition, Asia revenues increased $1.3 million due to both sales volumes and the foreign currency exchange rate. We commenced sales in Europe in the third quarter of 2008. We recognized revenue of $1.0 million in European sales in the three months ended March 31, 2009.

Cost of revenues. Cost of revenues were $10.8 million for the three months ended March 31, 2009 compared to $7.9 million for the three months ended March 31, 2008, representing an increase of $2.9 million, or 37.3%. The increase was primarily due to $1.3 million in higher product costs associated with increased revenue performance, increased royalty payments of $1.0 million due to increased sales volume and the new royalty payments made in connection with the Biedermann/DePuy litigation settlement, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 4, 2009, and increased depreciation costs of $0.7 million based on a larger installed surgical instruments asset base capitalized during 2009.

Gross profit. Gross profit was $19.8 million for the three months ended March 31, 2009 compared to $15.3 million for the three months ended March 31, 2008, representing an increase of $4.5 million, or 29.2%. Gross margin of 64.6% of revenues for the three months ended March 31, 2009 decreased 1.4 percentage points from the three months ended March 31, 2008. The 1.4 percentage point decrease was primarily due to increased royalty payments of 1.9 percentage points and increased instrument depreciation of 1.9 percentage points, offset by a decrease of 1.0 percentage points related to amortization of intangibles and 1.4 percentage points related to improved manufacturing efficiencies.

Research and development. Research and development expenses were $2.9 million for the three months ended March 31, 2009 compared to $3.2 million for the three months ended March 31, 2008, representing a decrease of $0.3 million, or 10.5%. The decrease was primarily due to decreases in outsourced prototype and other development activities.

In-process research and development. In-process research and development expenses were $1.3 million for the three months ended March 31, 2009 compared to $1.3 million for the three months ended March 31, 2008, representing substantially no change. In the three months ended March 31, 2009, we incurred costs related to our acquisition of technology related to a stand-alone interbody device of $0.5 million, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.2 million combined for three smaller in-process research and development collaborations with third parties. In the three months ended March 31, 2008, we incurred costs for the licenses for the technology related to the expandable VBR license of $1.0 million and a dynamic cervical plate of $0.3 million.

Sales and marketing. Sales and marketing expenses were $12.8 million for the three months ended March 31, 2009 compared to $10.1 million for the three months ended March 31, 2008, representing an increase of $2.7 million, or 26.5%. The increase was primarily due to higher commission expense of $1.8 million due to the higher sales volume and an increase of $0.9 million in Asia as we increase our product mix towards Alphatec’s spinal products.

General and administrative. General and administrative expenses were $6.0 million for the three months ended March 31, 2009 compared to $5.6 million for the three months ended March 31, 2008, representing an increase of $0.4 million, or 7.2%. The increase was primarily due to an increase in legal fees, as well as fees and expenses related to the prosecution of our patent portfolio.

Litigation Settlement. Litigation settlement was $11.0 million for the three months ended March 31, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy, and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense during the three months ended March 31, 2009.

Interest Income. Interest income was $0 for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008, representing a decrease of $0.2 million, or 83.1%. The decrease was primarily due to lower cash and cash equivalent balances as a result of the cash used in operating activities.

Interest Expense. Interest expense was $0.9 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008, representing an increase of $0.7 million, or 414.6%. The increase was primarily due to increased interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $(0.3) million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008, representing a decrease in income of $0.4 million or 272.8%. The decrease was due to greater foreign currency exchange losses realized in 2009 as compared to 2008.

Income tax provision. Income tax provision was $0.1 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008, representing substantially no change. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

Liquidity and Capital Resources

At March 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $10.1 million, accounts receivable, net of $23.8 million, and remaining amounts available under our credit facilities of $2.1 million. We believe such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2010. We will need to invest in working capital and capitalized surgical instruments in order to support our revenue projections through 2009. Should we not be able to achieve our revenue forecast and customer collections, and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If management does not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements including potential R&D license milestone obligations through at least April 1, 2010. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

As of March 31, 2009, we had $10.1 million in cash and cash equivalents. A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We do not hold any marketable securities as of March 31, 2009.

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

Operating activities

We used net cash of $6.4 million in operating activities for the three months ended March 31, 2009. During this period, net cash used in operating activities primarily consisted of a net loss of $4.4 million, a decrease in working capital and other assets of $5.9 million, primarily due to increases in accounts receivable of $5.4 million and inventory of $3.2 million in support of the higher sales volume, partially offset by increases in accounts payable, accrued expenses and deferred revenues of $3.0 million, and offset by $4.0 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, in-process research and development that was purchased using our common stock and interest expense related to amortization of debt discount and issue costs.

Investing activities

We used net cash of $2.5 million in investing activities for the three months ended March 31, 2009 primarily for the purchase of $2.9 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, partially offset by the $0.4 million proceeds from the sale of our prior investment in Noas Medical Company, a Japanese spinal and orthopedic implant distributor.

Financing activities

We generated net cash of $0.8 million from financing activities for the three months ended March 31, 2009. Net proceeds from borrowings under our line of credit totaled $1.4 million. We made a payment on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $0.6 million.

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

We are also required to maintain compliance with financial covenants in our Credit Facility, which include a minimum level of revenues and a minimum level of earnings before interest, taxes, depreciation, amortization, and non-cash charges related to equity-based compensation and in-process R&D. The Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. As of March 31, 2009, we were in compliance with the financial covenants in the Credit Facility. To secure the repayment of any amounts borrowed under the loan agreement, we granted the Lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us the right to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us.

During the three months ended March 31, 2009, we repaid $0.5 million and subsequently drew an additional $1.9 million on the working capital line of credit. The balance of the line of credit as of March 31, 2009 was $12.9 million. The balance on the term loan was $14.2 million, net of the debt discount. Amortization of the debt discount and issuance costs and accretion of the additional finance charge, which are recorded to interest expense, totaled $0.3 million for the three months ended March 31, 2009. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million for the three months ended March 31, 2009.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of March 31, 2009, the balance of the notes and the bond totaled $1.6 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of March 31, 2009, the balance of these capital leases totaled $0.2 million.

In April 2008, we entered into a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of March 31, 2009 was $0.3 million.

We have financing agreements for a product liability insurance policy and a directors and officers insurance policy, both bearing interest at 4.2% payable through May 2009. The balance of these agreements as of March 31, 2009 totaled $0.1 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2009 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2009 (9 months)	2010	2011	2012	2013	Thereafter
Line of Credit with SVB/Oxford	$12,939	$—	$—	$—	$12,939	$—	$—
Term loan with SVB/Oxford	15,000	875	5,605	6,269	2,251	—	—
Term loan final payment	750	—	—	—	750	—	—
Notes payable to Microsoft	321	129	177	15	—	—	—
Notes payable for insurance premiums	99	99	—	—	—	—	—
Notes and bond payable to Japanese banks	1,551	510	607	274	110	46	4
Capital lease obligations	242	229	13	—	—	—	—
Operating lease obligations	17,394	1,826	2,820	2,510	2,210	2,199	5,829
New product development milestones (1)	4,900	3,400	1,500	—	—	—	—

Total	$53,196	$7,068	$10,722	$9,068	$18,260	$2,245	$5,833

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2009 and 2010.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities. In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, and research and development space, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we are required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 will consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into another lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we are required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor is providing a tenant improvement allowance of $1.1 million and $0.5 million of reimbursable tenant improvement allowances to assist with the configuration of the facility to meet our business needs. We consolidated all manufacturing, distribution and warehousing activities into Building 2 in April 2009.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$52	$68
Research and development	64	231
Sales and marketing	171	159
General and administrative	347	311

Total	$634	$769

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items, such as our cash equivalents and investments, that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No 157 for non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. SFAS No. 141(R) also requires expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests are characterized as non-controlling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the non-controlling interest are included in consolidated net income on the face of the income statement. SFAS No. 160 is effective for us beginning January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for us beginning January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for us beginning January 1, 2009. The adoption of FSP No. 142-3 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force, or EITF, 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principals Board, or APB, Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which clarifies that convertible instruments that may be settled in cash are not addressed under APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires the liability and equity components of these types of instruments to be separately accounted for in a manner that will reflect the non-convertible debt interest rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 is effective for us for convertible debt instruments issued on or after January 1, 2009. We do not have any instruments that are within the scope of FSP APB No. 14-1. The adoption of FSP APB No. 14-1 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities. The Company does not have grants of restricted stock that contain non-forfeitable rights to dividends. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The adoption of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•	our ability to successfully develop, commercialize and introduce new products into the market, and the acceptance of such products;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks and obtain and maintain the necessary approvals to sell our products in Japan and Europe;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our Credit Facility with Silicon Valley Bank and Oxford Finance Corporation;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 4, 2009. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of March 31, 2009, our outstanding floating rate indebtedness totaled $12.9 million. The primary base interest rate is the Prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan and Europe, that require payments in the local currency. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, then our reported revenues would decrease when we convert the Japanese Yen into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. However, the currency exposure in our foreign currency revenues is mitigated because foreign subsidiaries expenses are payable in foreign currencies. We do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2009.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P., our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2004 and has continued to sell them through the date of this Quarterly Report on Form 10-Q. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment, and Alphatec Spine has moved for summary judgment on certain claims, which motion is scheduled for hearing in the second quarter of 2009. In the first quarter of 2009 the claimant surgeons dismissed all claims against both HealthpointCapital entities. This matter is scheduled to go to trial in the third quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts, has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, we cannot predict the outcome to this matter or the impact on our financial statements, if any.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended March 31, 2009 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2009	15,237	$0.0005	—	—
February 2009	—	$—	—	—
March 2009	—	$—	—	—

(1)	Not included in the table above are 18,068 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1*	Summary Description of Alphatec Holdings, Inc 2009 Bonus Plan for Named Executive Officers.

10.2†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.3†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.4†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.5	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	May 5, 2009

/s/ Peter C. Wulff Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	May 5, 2009

Exhibit Index

No.

10.1*	Summary Description of Alphatec Holdings, Inc 2009 Bonus Plan for Named Executive Officers.

10.2†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.3†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.4†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.5	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document.