Form 10-K/A
period 2008-12-31
Alphatec Holdings, Inc.
filed 2009-07-07
CIK 1350653

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

EXPLANATORY NOTE

Alphatec Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 4, 2009, solely for the purpose of revising portions of Exhibits 10.18, 10.22 and 10.23 (the “Exhibits”), in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission on the Company’s request for confidential treatment with respect to the Exhibits. In addition, the Company is also including Exhibits 31.3 and 31.4, which are required by the filing of this Amendment. This Amendment amends and supplements Item 15 of the Original Filing by restating in its entirety Part (a)(3) of Item 15. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

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

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Restated By-laws.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(33)	Warrant with Silicon Valley Bank as the Warrantholder, dated as of December 5, 2008.

4.4(34)	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008.

10.1(5)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(6)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(7)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(8)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(9)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(10)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(11)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(12)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(13)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(14)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(15)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(17)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(35)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(36)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(19)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

10.18†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(20)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(21)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(22)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22†	First Amendment to the Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 14, 2008.

10.23†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(23) †	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(24)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(37)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(25)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(26)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(27)*	Summary Description of the Alphatec Holdings, Inc. 2008 Bonus Plan.

10.30(28)	Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Ronald Hiscock, dated June 14, 2007.

10.31(29)	10.23 Separation Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Vicky Romanoski, dated June 14, 2007.

10.32(30)	Credit and Security Agreement, by and among, Alphatec holdings, Inc., Alphatec Spine, Inc., Nexmed, Inc. and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., dated as of October 2, 2007.

10.33(31)	Patent License Agreement by and between Alphatec Spine, Inc. and Scient’x S.A. dated January 23, 2007.

21.1(32)	List of subsidiaries of the Registrant.

23.1(38)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(39)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
1	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
2	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
3	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
4	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
5	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
6	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
7	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
8	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
9	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
10	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
11	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
12	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
13	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
14	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
15	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
16	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
17	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
18	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
19	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
20	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
21	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.

22	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
23	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
24	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
25	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
26	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
27	Incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2008.
28	Incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
29	Incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
30	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
31	Incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
32	Incorporated by reference from Exhibit 21.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
33	Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
34	Incorporated by reference from Exhibit 4.4 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
35	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
36	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
37	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
38	Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
39	Incorporated by reference from Exhibit 32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: July 7, 2009	By:	/s/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Exhibit No.	Description
10.18†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.22†	First Amendment to the Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 14, 2008.

10.23†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

31.3	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.