Form 10-Q
period 2009-06-30
Alphatec Holdings, Inc.
filed 2009-08-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

As of August 3, 2009, there were 52,311,204 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$19,731	$18,315
Accounts receivable, net	23,824	18,759
Inventories, net	27,749	24,170
Prepaid expenses and other current assets	4,038	3,847
Deferred income tax assets	413	418

Total current assets	75,755	65,509
Property and equipment, net	28,862	23,093
Goodwill	60,087	60,124
Intangibles, net	2,705	4,280
Other assets	1,706	2,542

Total assets	$169,115	$155,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,809	$10,504
Accrued expenses	22,167	16,739
Deferred revenue	2,865	1,858
Current portion of long-term debt	4,439	2,109

Total current liabilities	43,280	31,210
Long-term debt, less current portion	26,577	26,488
Other long-term liabilities	1,747	1,889
Deferred income tax liabilities	964	887
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2009 and December 31, 2008; 3,319 and 3,320 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	23,605	23,605
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2009 and December 31, 2008; 51,760 and 47,411 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	170,671	158,140
Accumulated other comprehensive income	1,123	1,495
Accumulated deficit	(98,857)	(88,171)

Total stockholders’ equity	72,942	71,469

Total liabilities and stockholders’ equity	$169,115	$155,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$32,263	$23,853	$62,873	$47,050
Cost of revenues	11,412	8,016	22,242	15,903

Gross profit	20,851	15,837	40,631	31,147
Operating expenses:
Research and development	3,436	3,354	6,303	6,558
In-process research and development	4,493	—	5,783	1,300
Sales and marketing	12,810	10,062	25,594	20,165
General and administrative	5,563	5,740	11,526	11,304
Litigation settlement	—	—	—	11,000

Total operating expenses	26,302	19,156	49,206	50,327

Operating loss	(5,451)	(3,319)	(8,575)	(19,180)
Other income (expense):
Interest income	16	104	50	305
Interest expense	(918)	(269)	(1,834)	(447)
Other income (expense), net	166	(38)	(95)	113

Total other income (expense)	(736)	(203)	(1,879)	(29)

Loss before taxes	(6,187)	(3,522)	(10,454)	(19,209)
Income tax provision	116	69	232	161

Net loss	$(6,303)	$(3,591)	$(10,686)	$(19,370)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.08)	$(0.23)	$(0.42)

Weighted-average shares used in computing net loss per share:
Basic and diluted	47,157	46,274	46,832	46,138

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(10,686)	$(19,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,498	3,673
Stock-based compensation	1,465	1,440
Interest expense related to amortization of debt discount and debt issuance costs	297	—
In-process research and development paid in stock	3,013	650
Provision for (recoveries from) doubtful accounts	(25)	106
Provision for excess and obsolete inventory	506	1,295
Gain on sale of property and equipment	(20)	—
Deferred income taxes	82	330
Changes in operating assets and liabilities:
Accounts receivable	(5,268)	(2,139)
Inventories	(4,212)	(2,059)
Prepaid expenses and other current assets	49	(306)
Other assets	425	(826)
Accounts payable	287	804
Accrued expenses and other	3,648	942
Deferred revenues	1,007	1,385

Net cash used in operating activities	(3,934)	(14,075)
Investing activities:
Proceeds from sale of Noas investment	383	—
Purchase of intangible assets	—	(389)
Purchases of property and equipment (including instruments)	(6,648)	(7,184)
Sale of certificate of deposit	—	2,000

Net cash used in investing activities	(6,265)	(5,573)
Financing activities:
Net proceeds from issuance of common stock	9,884	—
Borrowings under lines of credit	3,868	8,500
Repayments under lines of credit	(755)	(1,869)
Principal payments on capital lease obligations	(197)	(263)
Proceeds from issuance of notes payable	—	1,815
Principal payments on notes payable	(893)	(1,151)
Other	—	22

Net cash provided by financing activities	11,907	7,054

Effect of exchange rate changes on cash and cash equivalents	(292)	(178)

Net increase (decrease) in cash and cash equivalents	1,416	(12,772)
Cash and cash equivalents at beginning of period	18,315	25,843

Cash and cash equivalents at end of period	$19,731	$13,071

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Supplemental cash flow information:
Cash paid for interest	$1,182	$363
Cash paid for income taxes	$153	$368
Purchases of property and equipment (including instruments) in accounts payable	$3,135	$—
Financing of insurance premium by insurance provider	$301	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K and Amendment No. 1 thereto for the fiscal year ended December 31, 2008 filed with the SEC on March 4, 2009 and July 7, 2009, respectively. Further, in connection with the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS No. 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009, the date of the filing of these condensed consolidated financial statements.

Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s updated operating plan, management believes that its existing cash and cash equivalents of $19.7 million and available credit of $0.4 million at June 30, 2009 will be sufficient to fund its cash requirements through at least June 30, 2010.

In December 2008, the Company entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) (See Note 6). In conjunction with the Credit Facility, the Company is required to maintain compliance with individual quarterly measurement of financial covenants, which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined in Note 6). The minimum covenants escalate each quarter during fiscal 2009. In order to meet the financial covenants for 2009, the Company will need to achieve growth over its historical quarterly revenue and earnings levels. The Company’s 2009 board of directors approved operating plan shows that the Company would meet the quarterly financial covenants and management believes that it will be able to achieve this operating plan. However, if the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecast, it could be in default of the Credit Facility. In addition to the financial covenants described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable (See Note 6). Upon the occurrence of an event of default under the Credit Facility, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Credit Facility.

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company would be required to attempt to renegotiate the Credit Facility and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurance that any additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Reclassification

Certain prior year balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. In the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the SEC on August 6, 2008, the Company’s operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, Alphatec separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in the reclassification of $1.0 million of general and administrative expense to sales and marketing expense for the three months ended June 30, 2008 and of $2.0 million of general and administrative expense to sales and marketing expense for the six months ended June 30, 2008.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2009, as amended. These accounting policies have not significantly changed during the three months ended June 30, 2009.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R)-1 is effective for the Company beginning January 1, 2009 and will apply to business combinations completed on or after that date.

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

SFAS No. 157 establishes a framework for fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability. As of June 30, 2009, the Company had cash and cash equivalents of $19.7 million which are considered Level 1 assets. The Company does not have any financial assets or liabilities determined under Levels 2 or 3.

3. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable	$24,130	$19,092
Allowance for doubtful accounts	(306)	(333)

Accounts receivables, net	$23,824	$18,759

Inventories

Inventories consist of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,155	$—	$2,155	$1,814	$—	$1,814
Work-in-process	1,765	—	1,765	1,208	—	1,208
Finished goods	34,842	(11,013)	23,829	32,317	(11,169)	21,148

Inventories, net	$38,762	$(11,013)	$27,749	$35,339	$(11,169)	$24,170

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2009	December 31, 2008
Surgical instruments	4	$29,525	$23,505
Machinery and equipment	7	9,715	8,209
Computer equipment	5	2,578	2,446
Office furniture and equipment	5	3,101	3,011
Leasehold improvements	various	3,146	1,972
Building	39	194	204
Land	n/a	14	15
Construction in progress	n/a	508	787

		48,781	40,149
Less accumulated depreciation and amortization		(19,919)	(17,056)

Property and equipment, net		$28,862	$23,093

Total depreciation expense, including depreciation expense for assets under capital leases, was $2.1 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

The Company has assets under capital leases of $3.0 million at both June 30, 2009 and December 31, 2008, respectively. Accumulated depreciation on these assets totaled $2.4 million and $2.2 million at June 30, 2009 and December 31, 2008, respectively. Depreciation expense for these capital leases was $0.1 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2009	December 31, 2008
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,615	3,787
Supply agreement	10	225	225

		17,540	17,712
Less accumulated amortization		(14,835)	(13,432)

Intangible assets, net		$2,705	$4,280

Total amortization expense was $0.8 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million for both the six months ended June 30, 2009 and 2008.

The future expected amortization expense related to intangible assets as of June 30, 2009 is as follows (in thousands):

Year Ending December 31,
Remainder of 2009	$1,555
2010	876
2011	100
2012	100
2013	55
Thereafter	19

Total	$2,705

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Payroll and related	$3,709	$3,522
Accrued milestone payment	3,550	—
Commissions	3,057	2,305
Royalties	2,680	3,011
Reserve for litigation costs	2,200	2,200
Deferred rent	2,657	1,170
Consumption tax	608	76
Legal	500	295
Current portion of severance payable	49	423
Accrued earnout	—	316
Other	3,157	3,421

Total accrued expenses	$22,167	$16,739

Deferred Revenues

During the three months ended June 30, 2009, the Company shipped $1.2 million of product to European distributors, which include extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms, and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to Europe distributors as of June 30, 2009 was $1.6 million.

During the three months ended June 30 2009, the Company shipped $0.2 million of product to a U.S. distributor that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of June 30, 2009 was $1.3 million.

4. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss, as reported	$(6,303)	$(3,591)	$(10,686)	$(19,370)
Foreign currency translation adjustment	67	(457)	(372)	312

Comprehensive loss	$(6,236)	$(4,048)	$(11,058)	$(19,058)

5. License and Developmental Consulting Agreements

OsseoFix Fracture Reduction System License Agreement

On April 16, 2009 the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms to the license agreement were not changed in the License Amendment.

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

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such expenses. Pursuant to the Amended and Restated Consulting Agreement, Stout is obligated to return such $0.4 million to the Company, which was received in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting

Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms to the original consulting agreement were not changed in the Amended and Restated Consulting Agreement. As the total cash consideration has been reduced to $0.2 million, the Company is recording the remaining amount that had not yet been expensed over the expected development period.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, or the OsseoScrew License Agreement, with Progressive Spinal Technologies LLC (“PST”), that provides the Company with an exclusive worldwide license to develop and commercialize PST’s technology related to a pedicle screw designed to be used for patients that have osteopenic bone or poor bone density. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded an IPR&D charge of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and its common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch, which may occur in the second half of 2009. During the three months ended June 30, 2009, the Company successfully completed one of its development milestones. The Company recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009 was 567,821.

Assignment Agreement with Spine Vision, S.A.

In January 2009, the Company entered into an assignment agreement (the “Patent and Technology Assignment Agreement”) with Spine Vision, S.A (“Spine Vision”) that assigns the Company all rights, title and interests to certain patents and technology of Spine Vision that relate to a stand-alone locking interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an initial payment of $0.5 million; and (ii) a royalty payment based on the net sales of any product that contains the assigned intellectual property. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.5 million for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement with Helix Point, LLC (the “Helifuse/Helifix License Agreement”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $250,000 payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $350,000 of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.6 million for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a Cross License Agreement with International Spinal Innovations, LLC (the “ISI License Agreement”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the three months ended June 30, 2009, the Company recorded an IPR&D charge of $0.9 million for the stock issuance on June 30, 2009, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

6. Debt and Other Financing Activity

Private Placement

In June 2009, the Company entered into a Subscription Agreement with one of its existing shareholders, Healthpoint Capital Partners II, LP (“Healthpoint”). The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement (the “Placement”) for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.1 million for transaction fees related to the Placement and received aggregate net proceeds of approximately $9.9 million. The Company recorded the transaction fees as a reduction to additional paid in capital.

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

The working capital line of credit carries an interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of June 30, 2009 the Company has $0.4 million remaining available to be drawn under the working capital line of credit.

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

To secure the repayment of any amounts borrowed under this Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its owned and licensed intellectual property rights. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders.

The Company is also required to maintain compliance with financial covenants which include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and in-process R&D). As of June 30, 2009, the Company was in compliance with the financial covenants set forth in the Credit Facility.

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

During the three months ended June 30, 2009, the Company drew an additional $1.9 million and repaid $0.3 million on the working capital line of credit. As of June 30, 2009 the balance of the line of credit was $14.6 million. The balance on the term loan was $14.3 million, net of the debt discount. Amortization of the debt discount and issuance costs and accretion of the additional finance charge, which are recorded to interest expense, totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of June 30, 2009, the balance of the notes and the bond totaled $1.4 million.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of June 30, 2009, the balance of these capital leases totaled $0.1 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of June 30, 2009 was $0.3 million.

During the three months ended June 30, 2009 the Company executed financing agreements totaling $0.3 million for the payment of premiums on a product liability insurance policy and a director and officer insurance policy as the term was expiring on each of the prior policies. The financing arrangements bear interest at 5.2% payable through June 2010. The balance of these financing agreements as of June 30, 2009 totaled $0.2 million.

Principal payments on debt are as follows as of June 30, 2009 (in thousands):

Year Ending December 31,
Remainder of 2009	$1,473
2010	6,467
2011	6,565
2012	17,727
2013	48
Thereafter	4

Total	32,284
Less: additional finance charge being accrued to interest expense through April 2012, and debt discount	(1,410)
Add: capital lease principal payments	142

Total	31,016
Less: current portion of long-term debt	(4,439)

Long-term debt, net of current portion	$26,577

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2009	$1,168	$132
2010	2,802	13
2011	2,489	—
2012	2,193	—
2013	2,211	—
Thereafter	5,829	—

	$16,692	145

Less: amount representing interest		(3)

Present value of minimum lease payments		142
Current portion of capital leases		(142)

Capital leases, less current portion		$—

Rent expense under operating leases for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.6 million, respectively. Rent expense under operating leases for the six months ended June 30, 2009 and 2008 was $1.2 million and $1.0 million, respectively.

Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P. , the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2004 and has continued to sell them through the date of this Quarterly Report on Form 10-Q. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment. In the first quarter of 2009, the claimant surgeons dismissed all claims against both HealthpointCapital entities. The fraud, conversion and breach of fiduciary duty claims were dismissed in summary judgment in the third quarter of 2009. A trial is scheduled on the remaining claims in the third quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts, has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, Alphatec Spine cannot predict the outcome to this matter or the impact on its financial statements, if any.

A judgment against Alphatec Spine or the Company in excess of the amount accrued and/or legal costs significantly in excess of amounts currently budgeted in the Company’s operating plan may cause an acceleration of the Company’s Credit Facility through a financial covenant violation or a material adverse change claim by the Lenders (See Note 6). While the outcome to the litigation is uncertain, management does not believe that the ultimate outcome of claims against the Company will result in an adverse material impact to the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,303)	$(3,591)	$(10,686)	$(19,370)

Denominator:
Weighted average common shares outstanding	47,981	47,374	47,710	47,276
Weighted average unvested common shares subject to repurchase	(824)	(1,100)	(878)	(1,138)

Weighted average common shares outstanding - basic	47,157	46,274	46,832	46,138
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	47,157	46,274	46,832	46,138

Net loss per common share:
Basic and diluted	$(0.13)	$(0.08)	$(0.23)	$(0.42)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	2,202	1,178	2,249	1,068
Warrants to purchase common stock	476	—	476	—
Unvested restricted share awards	926	1,202	980	1,240

Total	3,604	2,380	3,705	2,308

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
Employee Stock Options
Risk-free interest rate	2.00%	3.48%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.2	6.2
Volatility	58%	46%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$51	$59	$103	$127
Research and development	265	106	329	337
Sales and marketing	177	204	348	363
General and administrative	338	302	685	613

Total	$831	$671	$1,465	$1,440

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	2,265	$4.23	8.92	$97
Granted year to date	443	$1.83	—	—
Exercised year to date	—	$—	—	—
Forfeited year to date	(205)	$4.19	—	—

Outstanding at June 30, 2009	2,503	$3.81	8.67	$834

Options vested and exercisable at June 30, 2009	1,987	$3.82	8.65	$653

Options vested and expected to vest at June 30, 2009	430	$4.07	7.77	$70

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2009 was $3.00 and $1.83, respectively. The aggregate intrinsic value of options at June 30, 2009 is based on the Company’s closing stock price on that date of $3.32 per share.

As of June 30, 2009, there was $4.0 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.9 years. There were no options exercised during the three and six months ended June 30, 2009. The total intrinsic value of options exercised was immaterial for the three and six months ended June 30, 2008. At June 30, 2009, approximately 1,926,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	882	$6.40	2.19	$5,645
Awarded year to date	5	$2.99
Released year to date	(150)	$5.76
Forfeited year to date	(20)	$9.80

Outstanding at June 30, 2009	717	$6.42	1.73	$4,602

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the three months ended June 30, 2009 was $2.99. There were no restricted awards granted during the first quarter of 2009.

Warrants

In December 2008, the Company issued warrants to the Lenders in the Credit Facility to purchase 476,000 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants are immediately exercisable and have a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield. All of the warrants were outstanding as of June 30, 2009.

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

The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.2 million during the three months ended June 30, 2009. The unrecognized tax benefits at June 30, 2009 were $2.1 million. The Company anticipates a $0.1 million decrease to its unrecognized tax benefits within the next 12 months.

The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

During the three months ended June 30, 2009, the Company recorded a reduction to payroll taxes, included in general and administrative expense, of approximately $0.5 million relating to the expiration of the statute of limitations for a tax contingency reserve established in 2005.

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

During the three and six months ended June 30, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. During the three and six months ended June 30, 2008, the Company operated in two geographic locations, the U.S. and Asia. The Company commenced sales in Europe in the second half of 2008. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$26,378	$19,359	$50,191	$38,006
Asia	5,473	4,494	11,303	9,044
Europe	412	—	1,379	—

Total consolidated revenues	$32,263	$23,853	$62,873	$47,050

Total assets by region were as follows (in thousands):

	June 30, 2009	December 31, 2008
United States	$155,836	$141,658
Asia	13,213	13,890
Europe	66	—

Total consolidated assets	$169,115	$155,548

12. Related Party Transactions

For the six months ended June 30, 2009 and 2008, the Company incurred costs of $0.1 million and $0, respectively, to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital, L.P., the Company’s principal stockholder. For the three months ended June 30, 2009 and 2008, the Company did not incur any such costs.

For the three and six months ended June 30, 2009, the Company incurred costs of $0.2 million for legal services paid on behalf of Healthpoint Capital, LLC in connection with the Brodke litigation.

In June 2009, the Company entered into a subscription agreement with Healthpoint Capital Partners II, LP. The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.1 million for transaction fees and received aggregate net proceeds of approximately $9.9 million.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended June 30, 2009 and 2008, the Company incurred costs of $60,000 in each period, for advisory services provided by Dr. Hochschuler. For the six months ended June 30, 2009 and 2008, the Company incurred costs of $120,000 in each period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2008, as amended.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, osteoporotic bone, and spinal stenosis markets. Our principal product offerings are focused on the market for orthopedic spinal disorder solution products, which is estimated in the U.S. to be approximately $5.8 billion in revenue in 2008 and is expected to grow more than 10% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require FDA clearance have been cleared by the FDA and these products have been used in over 10,700 and 8,600 spine disorder surgeries in 2008 and 2007, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union and Hong Kong.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three and six months ended June 30, 2009 and 2008, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through June 30, 2009, we licensed or acquired approximately 42 patent and patent applications from third parties. A discussion of our license agreements through December 31, 2008 may be found in “Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2008, as amended.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screw systems and complementary products, vertebral body replacement devices, plates and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and will continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe, we use independent distributors that purchase our products and market them to their surgeon customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have limited prior experience, revenues for sales to our European distributors have been deferred until payments become due or cash is received.

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

In-process research and development. In-process research and development, or IPR&D, consists of acquired research and development assets that were not technologically feasible on the date we acquired worldwide licenses for technology related to spinal products and had no alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and intellectual property rights of third parties.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three and six months ended June 30, 2009 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.4	33.6	35.4	33.8

Gross profit	64.6	66.4	64.6	66.2
Operating expenses:
Research and development	10.7	14.1	10.0	13.9
In-process research and development	13.9	—	9.2	2.8
Sales and marketing	39.7	42.2	40.7	42.9
General and administrative	17.2	24.0	18.3	24.0
Litigation settlement	—	—	—	23.4

Total operating expenses	81.5	80.3	78.2	107.0

Operating loss	(16.9)	(13.9)	(13.6)	(40.8)

Other income (expense):
Interest income	0.1	0.4	0.1	0.6
Interest expense	(2.8)	(1.1)	(2.9)	(1.0)
Other income (expense), net	0.5	(0.2)	(0.2)	0.3

Total other income (expense)	(2.2)	(0.9)	(3.0)	(0.1)

Loss before taxes	(19.1)	(14.8)	(16.6)	(40.9)
Income tax provision	0.4	0.3	0.4	0.3

Net loss	(19.5)%	(15.1)%	(17.0)%	(41.2)%

Reclassification

Certain prior year balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation. In our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed with the SEC on August 6, 2008, our operating expenses in Japan were classified as general and administrative expenses. In this Quarterly Report on Form 10-Q, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $1.0 million of general and administrative expense to sales and marketing expense for the three months ended June 30, 2008 and $2.0 million of general and administrative expense to sales and marketing expense for the six months ended June 30, 2008.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues. Revenues were $32.3 million for the three months ended June 30, 2009 compared to $23.9 million for the three months ended June 30, 2008, representing an increase of $8.4 million, or 35.3%. U.S. revenues increased $7.0 million, or 36.3%, primarily due to increased sales of our Zodiac, Novel, Trestle, Biologics and Solanas product lines. In addition, Asia revenues increased $1.0 million, or 21.8%, due to both sales volume ($0.6 million) and the favorable affect of foreign currency exchange rates. We commenced sales in Europe in the third quarter of 2008. We recognized revenue of $0.4 million in European sales in the three months ended June 30, 2009.

Cost of revenues. Cost of revenues were $11.4 million for the three months ended June 30, 2009 compared to $8.0 million for the three months ended June 30, 2008, representing an increase of $3.4 million, or 42.4%. The increase was primarily due to $1.5 million in higher product costs associated with increased revenue performance, increased royalty payments of $0.8 million due to increased sales volume and the new royalty payments made in connection with the Biedermann/DePuy litigation settlement, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended, increased depreciation costs of $0.7 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.4 million due to the absence of an intangible write-off that occurred in the three months ended June 30, 2008.

Gross profit. Gross profit was $20.9 million for the three months ended June 30, 2009 compared to $15.8 million for the three months ended June 30, 2008, representing an increase of $5.1 million, or 31.7%. Gross margin of 64.6% of revenues for the three months ended June 30, 2009 decreased 1.8 percentage points from the three months ended June 30, 2008. The 1.8 percentage point decrease was primarily due to increased royalty payments of 0.9 percentage points, increased instrument depreciation of 1.7 percentage points, an increase of 0.9 percentage points related to amortization of intangibles, partially offset by a decrease of 1.8 percentage points related to improved manufacturing efficiencies.

Research and development. Research and development expenses were $3.4 million for the three months ended June 30, 2009 compared to $3.4 million for the three months ended June 30, 2008, representing substantially no change.

In-process research and development. In-process research and development expenses were $4.5 million for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008. In the three months ended June 30, 2009, we incurred expenses of $3.6 million related to a milestone achieved in connection with successfully meeting a development milestone involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash) and $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device.

Sales and marketing. Sales and marketing expenses were $12.8 million for the three months ended June 30, 2009 compared to $10.1 million for the three months ended June 30, 2008, representing an increase of $2.7 million, or 27.3%. The increase was primarily due to higher commission expense of $1.9 million due to the higher U.S. sales volume and an increase of $0.8 million primarily in Asia as we increase our product mix towards Alphatec’s spinal products.

General and administrative. General and administrative expenses were $5.6 million for the three months ended June 30, 2009 compared to $5.7 million for the three months ended June 30, 2008, representing a decrease of $0.1 million, or 3.1%. The decrease was primarily related to the reduction of $0.5 million in payroll taxes relating to the expiration of the statute of limitations for a tax contingency reserve established in 2005, less spending in finance and accounting of $0.2 million, offset by increased legal expenses of $0.6 million.

Interest Income. Interest income was $0 for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008, representing a decrease of $0.1 million. The decrease was primarily due to lower cash and cash equivalent balances.

Interest Expense. Interest expense was $0.9 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008, representing an increase of $0.6 million. The increase was primarily due to increased interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $0.2 million for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008, representing an increase in income of $0.2 million. The increase was due to greater foreign currency exchange gains realized in the second quarter of 2009 as compared to the second quarter of 2008.

Income tax provision. Income tax provision was $0.1 million for the three months ended June 30, 2009 compared to $0.1 million for the three months ended June 30, 2008, representing substantially no change. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues. Revenues were $62.9 million for the six months ended June 30, 2009 compared to $47.1 million for the six months ended June 30, 2008, representing an increase of $15.8 million, or 33.6%. U.S. revenues increased $12.2 million, or 32.1%, primarily due to increased sales of our Zodiac, Novel, Trestle, Biologics and Solanas product lines, partially offset by a decrease in our Reveal product line. In addition, Asia revenues increased $2.3 million, or 25.0%, due to both sales volumes ($1.3 million) and the favorable affect of foreign currency exchange rates. We commenced sales in Europe in the third quarter of 2008. We recognized revenue of $1.4 million in European sales in the six months ended June 30, 2009.

Cost of revenues. Cost of revenues were $22.2 million for the six months ended June 30, 2009 compared to $15.9 million for the six months ended June 30, 2008, representing an increase of $6.3 million, or 39.9%. The increase was primarily due to $2.8 million in higher product costs associated with increased revenue performance, increased royalty payments of $1.8 million due to increased sales volume and the new royalty payments made in connection with the Biedermann/DePuy litigation settlement, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended, increased depreciation costs of $1.4 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.3 million due primarily to the absence of an intangible write-off that occurred in the three months ended June 30, 2008.

Gross profit. Gross profit was $40.6 million for the six months ended June 30, 2009 compared to $31.1 million for the six months ended June 30, 2008, representing an increase of $9.5 million, or 30.4%. Gross margin of 64.6% of revenues for the six months ended June 30, 2009 decreased 1.6 percentage points from the six months ended June 30, 2008. The 1.6 percentage point decrease was primarily due to increased royalty payments of 1.4 percentage points, increased instrument depreciation of 1.8 percentage points, partially offset by a decrease of 1.6 percentage points related to improved manufacturing efficiencies.

Research and development. Research and development expenses were $6.3 million for the six months ended June 30, 2009 compared to $6.6 million for the six months ended June 30, 2008, representing a decrease of $0.3 million, or 3.9%. The decrease was primarily due to decreases in outsourced prototype and other development activities.

In-process research and development. In-process research and development expenses were $5.8 million for the six months ended June 30, 2009 compared to $1.3 million for the six months ended June 30, 2008, representing an increase of $4.5 million. In the six months ended June 30, 2009, we incurred expenses of $3.6 million related to a development milestone that was achieved in connection with our intellectual property involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to a stand-alone interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.3 million combined for six in-process research and development collaborations with third parties. In the six months ended June 30, 2008, we incurred costs for the licenses for the technology related to the expandable VBR license of $1.0 million and a dynamic cervical plate of $0.3 million.

Sales and marketing. Sales and marketing expenses were $25.6 million for the six months ended June 30, 2009 compared to $20.2 million for the six months ended June 30, 2008, representing an increase of $5.4 million, or 26.9%. The increase was primarily due to higher commission expense of $3.7 million due to the higher U.S. sales volume and an increase of $1.7 million primarily in Asia as we increase our product mix towards Alphatec’s spinal products.

General and administrative. General and administrative expenses were $11.5 million for the six months ended June 30, 2009 compared to $11.3 million for the six months ended June 30, 2008, representing an increase of $0.2 million, or 2.0%. The increase was primarily due to an increase in legal fees, as well as legal fees and expenses related to the prosecution of our patent portfolio.

Litigation Settlement. Litigation settlement was $11.0 million for the six months ended June 30, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy, and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense during the six months ended June 30, 2009.

Interest Income. Interest income was $0.1 million for the six months ended June 30, 2009 compared to $0.3 million for the six months ended June 30, 2008, representing a decrease of $0.2 million. The decrease was primarily due to lower cash and cash equivalent balances.

Interest Expense. Interest expense was $1.8 million for the six months ended June 30, 2009 compared to $0.4 million for the six months ended June 30, 2008, representing an increase of $1.4 million. The increase was primarily due to increased interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was ($0.1) million for the six months ended June 30, 2009 compared to $0.1 million for the six months ended June 30, 2008, representing a decrease in income of $0.2 million. The decrease was due to greater foreign currency exchange losses realized in 2009 as compared to 2008.

Income tax provision. Income tax provision was $0.2 million for the six months ended June 30, 2009 compared to $0.2 million for the six months ended June 30, 2008, representing substantially no change. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

Liquidity and Capital Resources

At June 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $19.7 million, accounts receivable, net of $23.8 million, and remaining amounts available under our credit facility of $0.4 million. We believe such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2010.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements including potential R&D license milestone obligations through at least July 1, 2010. In June 2009, we entered into a subscription agreement with one of our existing shareholders, Healthpoint Capital Partners II, LP. We sold 3,937,007 shares of our common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. We paid approximately $0.1 million for transaction fees and received aggregate net proceeds of approximately $9.9 million. We intend to use the net proceeds of the placement for general working capital purposes. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We do not hold any marketable securities as of June 30, 2009.

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

Operating activities

We used net cash of $3.9 million in operating activities for the six months ended June 30, 2009. During this period, net cash used in operating activities primarily consisted of a net loss of $10.7 million, a decrease in working capital and other assets of $4.1 million, primarily due to increases in accounts receivable of $5.3 million and inventory of $4.2 million in support of the higher sales volume, partially offset by decreases in prepaid expenses and other assets of $0.5 million, increases in accounts payable, accrued expenses and deferred revenues of $4.9 million, and offset by $10.8 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, in-process research and development that was purchased using our common stock and interest expense related to amortization of debt discount and issue costs.

Investing activities

We used net cash of $6.3 million in investing activities for the six months ended June 30, 2009 primarily for the purchase of $6.7 million in instruments, computer equipment, leasehold improvements and manufacturing equipment, partially offset by the $0.4 million proceeds from the sale of our prior investment in Noas Medical Company, a Japanese spinal and orthopedic implant distributor.

Financing activities

We generated net cash of $11.9 million from financing activities for the six months ended June 30, 2009. In June 2009 we entered into a subscription agreement to sell shares of our common stock. Net proceeds from such sale totaled $9.9 million. Net proceeds from borrowings under our line of credit totaled $3.9 million. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $1.8 million.

Credit Facility and other debt

In December 2008, we entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly but no principal repayment through September 2009. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. We will pay a prepayment penalty if the loan is repaid prior to maturity. We do not currently anticipate repaying the debt early.

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

We are also required to maintain compliance with financial covenants in the Credit Facility, which include a minimum level of revenues and a minimum level of earnings before interest, taxes, depreciation, amortization, and non-cash charges related to equity-based compensation and in-process R&D. The Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. As of June 30, 2009, we were in compliance with the financial covenants in the Credit Facility. To secure the repayment of any amounts borrowed under the loan agreement, we granted the Lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us the right to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us.

During the three months ended June 30, 2009, we repaid $0.3 million and subsequently drew an additional $1.9 million on the working capital line of credit. The balance of the line of credit as of June 30, 2009 was $14.6 million. The balance on the term loan was $14.3 million, net of the debt discount. Amortization of the debt discount and issuance costs and accretion of the additional finance charge, which are recorded to interest expense, totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million and $1.3 million for the three and six months ended June 30, 2009, respectively.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of June 30, 2009, the balance of the notes and the bond totaled $1.4 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of June 30, 2009, the balance of these capital leases totaled $0.1 million.

In April 2008, we entered into a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of June 30, 2009 was $0.3 million.

During the three months ended June 30, 2009 we executed financing agreements totaling $0.3 million for a product liability insurance policy and a directors and officers insurance policy as the term was expiring on the previous policies. The financing arrangements bear interest at 5.2% payable through June 2010. The balance of these financing agreements as of June 30, 2009 totaled $0.2 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2009 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2009 (6 months)	2010	2011	2012	2013	Thereafter
Line of Credit with SVB/Oxford	$14,613	$—	$—	$—	$14,613	$—	$—
Term loan with SVB/Oxford	15,000	875	5,605	6,269	2,251	—	—
Term loan final payment	750	—	—	—	750	—	—
Notes payable to Microsoft	278	86	177	15	—	—	—
Notes payable for insurance premiums	211	150	61	—	—	—	—
Notes and bond payable to Japanese banks	1,432	362	624	281	113	48	4
Capital lease obligations	142	129	13	—	—	—	—
Operating lease obligations	16,692	1,168	2,802	2,489	2,193	2,211	5,829
New product development milestones (1)	3,100	1,600	1,500	—	—	—	—

Total	$52,218	$4,370	$10,782	$9,054	$19,920	$2,259	$5,833

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2009 and 2010.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities.

In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, and research and development space, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us is approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent is abated for months one through seven of the Sublease. Under the Sublease, we were required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 consolidated all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into a lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 is approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent shall be abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we were required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor is providing a tenant improvement allowance of $1.1 million and $0.5 million of reimbursable tenant improvement allowances to assist with the configuration of the facility to meet our business needs. We consolidated all manufacturing, distribution and warehousing activities into Building 2 in April 2009.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$51	$59	$103	$127
Research and development	265	106	329	337
Sales and marketing	177	204	348	363
General and administrative	338	302	685	613

Total	$831	$671	$1,465	$1,440

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Recent Accounting Pronouncements

In May 2009, Financial Accounting Standards Board, or the FASB, issued SFAS No. 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 161 is effective for us for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP SFAS No. 141(R)-1 is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q and, in particular, the Risk Factors set forth in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 herein contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our Japanese and European sales networks;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our Credit Facility with Silicon Valley Bank and Oxford Finance Corporation;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of June 30, 2009, our outstanding floating rate indebtedness totaled $14.6 million. The primary base interest rate is the Prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended June 30, 2009.

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

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P., our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. Alphatec Spine first began to sell polyaxial screws in 2004 and has continued to sell them through the date of this Quarterly Report on Form 10-Q. In October of 2006, the parties to this litigation initiated a mediation session in an attempt to mediate a resolution to this matter, but were unsuccessful in doing so. The claimant surgeons assert causes of action for breach of contract, fraud, conversion, breach of fiduciary duty, and unjust enrichment. In the first quarter of 2009, the claimant surgeons dismissed all claims against both HealthpointCapital entities. The fraud, conversion and breach of fiduciary duty claims were dismissed in summary judgment in the third quarter of 2009. A trial is scheduled on the remaining claims in the third quarter of 2009. Alphatec Spine does not believe that any of the claimant surgeons are entitled to any royalty amounts, has filed counterclaims against certain of the claimant surgeons, and intends to vigorously defend itself against this complaint; however, we cannot predict the outcome to this matter or the impact on our financial statements, if any.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk, and you should carefully consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended June 30, 2009 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
April 2009	—	$—	—	—
May 2009	5,790	$0.0005	—	—
June 2009	—	$—	—	—

(1)	Not included in the table above are 17,567 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) At the Annual Meeting of Shareholders of the Company, held on June 9, 2009, the matters described below were voted upon:

(1) Election of the following directors for a one-year term until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier death or resignation: Mortimer Berkowitz III, John H. Foster, R. Ian Molson, Stephen E. O’Neil, Stephen H. Hochschuler, M.D., James R. Glynn, Richard Ravitch, Rohit M. Desai, Dirk Kuyper and Siri S. Marshall; and (2) Ratification of the selection of Ernst & Young, LLP, to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Results of the Annual Meeting votes:

	For	Against or Withheld
(1) To elect the following Directors to for a one-year term until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier death or resignation:

Mortimer Berkowitz III	35,373,177	2,581,749
John H. Foster	35,858,740	2,096,186
R. Ian Molson	37,889,077	65,849
Stephen E. O’Neil	37,878,441	76,485
Stephen H. Hochschuler, M.D.	37,375,893	579,033
James R. Glynn	37,854,533	100,393
Richard Ravitch	37,868,493	86,433
Rohit M. Desai	37,844,397	110,529
Dirk Kuyper	35,819,076	2,135,850
Siri S. Marshall	37,852,533	102,393

(2) To ratify the appointment of Ernst & Young, LLP, to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.	37,735,724	219,201

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.2	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.3†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dirk Kuyper Dirk Kuyper	President and Chief Executive Officer (principal executive officer)	August 4, 2009

/s/ Peter C. Wulff Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	August 4, 2009

Exhibit Index

10.1†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.2	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.3†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested with respect to portions of this document.