Form 10-Q
period 2009-09-30
Alphatec Holdings, Inc.
filed 2009-11-09
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

As of November 6, 2009, there were 52,536,688 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,110	$18,315
Accounts receivable, net	21,744	18,759
Inventories, net	28,615	24,170
Prepaid expenses and other current assets	4,468	3,847
Deferred income tax assets	419	418

Total current assets	69,356	65,509
Property and equipment, net	29,955	23,093
Goodwill	60,132	60,124
Intangibles, net	3,217	4,280
Other assets	1,645	2,542

Total assets	$164,305	$155,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,049	$10,504
Accrued expenses	16,242	16,739
Deferred revenue	2,067	1,858
Current portion of long-term debt	6,405	2,109

Total current liabilities	38,763	31,210
Long-term debt, less current portion	23,724	26,488
Other long-term liabilities	1,963	1,889
Deferred income tax liabilities	998	887
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2009 and December 31, 2008; 3,319 and 3,320 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	23,605	23,605
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2009 and December 31, 2008; 52,555 and 47,411 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	174,020	158,140
Accumulated other comprehensive income	1,367	1,495
Accumulated deficit	(100,140)	(88,171)

Total stockholders’ equity	75,252	71,469

Total liabilities and stockholders’ equity	$164,305	$155,548

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$32,677	$25,816	$95,550	$72,866
Cost of revenues	11,866	9,108	34,108	25,011

Gross profit	20,811	16,708	61,442	47,855
Operating expenses:
Research and development	3,630	3,361	9,933	9,919
In-process research and development	50	1,300	5,833	2,600
Sales and marketing	12,565	10,723	38,159	30,888
General and administrative	5,223	5,779	16,749	17,083
Litigation settlement	—	—	—	11,000

Total operating expenses	21,468	21,163	70,674	71,490

Operating loss	(657)	(4,455)	(9,232)	(23,635)
Other income (expense):
Interest income	20	43	58	349
Interest expense	(935)	(266)	(2,757)	(714)
Other income (expense), net	287	(100)	192	13

Total other income (expense)	(628)	(323)	(2,507)	(352)

Loss before taxes	(1,285)	(4,778)	(11,739)	(23,987)
Income tax (benefit) provision	(2)	82	230	243

Net loss	$(1,283)	$(4,860)	$(11,969)	$(24,230)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.10)	$(0.25)	$(0.52)

Weighted-average shares used in computing net loss per share:
Basic and diluted	51,516	46,387	48,411	46,221

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(11,969)	$(24,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,644	5,915
Stock-based compensation	2,563	2,263
Interest expense related to amortization of debt discount and debt issuance costs	444	—
In-process research and development paid in stock	3,013	650
Provision for (recoveries from) doubtful accounts	(20)	116
Provision for excess and obsolete inventory	1,016	1,729
Gain on sale of property and equipment	(79)	—
Deferred income taxes	110	365
Changes in operating assets and liabilities:
Accounts receivable	(2,889)	(4,233)
Inventories	(5,401)	(3,818)
Prepaid expenses and other current assets	628	(3,068)
Other assets	439	(930)
Accounts payable	145	1,296
Accrued expenses and other	110	2,908
Deferred revenues	209	2,862

Net cash used in operating activities	(3,037)	(18,175)
Investing activities:
Proceeds from sale of Noas investment	383	—
Purchase of intangible assets	(1,353)	(389)
Purchases of property and equipment (including instruments)	(9,657)	(10,088)
Scient’x license fee repayment	—	1,302
Sale of certificate of deposit	—	2,000

Net cash used in investing activities	(10,627)	(7,175)
Financing activities:
Exercise of stock options	31	—
Net proceeds from issuance of common stock	9,841	—
Borrowings under lines of credit	3,868	12,750
Repayments under lines of credit	(2,078)	(2,680)
Principal payments on capital lease obligations	(278)	(383)
Proceeds from issuance of notes payable	—	2,946
Principal payments on notes payable	(1,499)	(2,081)
Other	—	22

Net cash provided by financing activities	9,885	10,574

Effect of exchange rate changes on cash and cash equivalents	(426)	(193)

Net decrease in cash and cash equivalents	(4,205)	(14,969)
Cash and cash equivalents at beginning of period	18,315	25,843

Cash and cash equivalents at end of period	$14,110	$10,874

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Supplemental cash flow information:
Cash paid for interest	$1,877	$582
Cash paid for income taxes	$165	$386
Purchases of property and equipment (including instruments) in accounts payable	$3,342	$2,610
Financing of insurance premiums by insurance provider	$769	$—
Cash paid for litigation settlement	$1,500	$—
Issuance of common stock for litigation settlement	$500	$—
Non-cash exercise of warrants	$360	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”), through its wholly-owned subsidiary, Alphatec Spine, Inc. (“Alphatec Spine”) is engaged in the development, manufacturing and sale of medical devices for use in spinal surgeries, with a focus on providing solutions for products affecting the aging spine. Alphatec Holdings’ principal operating activities are conducted through Alphatec Spine and its wholly owned and consolidated subsidiaries, Nexmed, Inc. (“Nexmed”), a California corporation, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation, and Milverton Limited, a Hong Kong corporation.

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K and Amendment No. 1 thereto for the fiscal year ended December 31, 2008, as filed with the SEC on March 4, 2009 and July 7, 2009, respectively. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, the date of the filing of these condensed consolidated financial statements.

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s updated operating plan, management believes that its existing cash and cash equivalents of $14.1 million and available credit of $1.7 million at September 30, 2009 will be sufficient to fund its cash requirements through at least September 30, 2010.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2009, as amended. These accounting policies have not significantly changed during the three months ended September 30, 2009.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption to have a material impact on the Company’s financial position or results of operations.

Effective July 1, 2009, the Company adopted newly issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification does not change GAAP and did not impact the Company’s financial position or results of operations.

In June 2009, the Company adopted newly issued accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted newly issued accounting guidance for business combinations. The guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance will apply to business combinations completed on or after January 1, 2009.

Effective January 1, 2009, the Company adopted newly issued accounting guidance for the useful life of intangible assets. The guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset and also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption did not have a material impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted newly issued accounting guidance for business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. The guidance also requires expensing of acquisition-related costs as incurred. The new guidance will apply to business combinations completed on or after January 1, 2009.

3. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable	$22,060	$19,092
Allowance for doubtful accounts	(316)	(333)

Accounts receivables, net	$21,744	$18,759

Inventories

Inventories consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,397	$—	$2,397	$1,814	$—	$1,814
Work-in-process	1,743	—	1,743	1,208	—	1,208
Finished goods	36,115	(11,640)	24,475	32,317	(11,169)	21,148

Inventories, net	$40,255	$(11,640)	$28,615	$35,339	$(11,169)	$24,170

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2009	December 31, 2008
Surgical instruments	4	$32,629	$23,505
Machinery and equipment	7	9,656	8,209
Computer equipment	5	2,627	2,446
Office furniture and equipment	5	3,107	3,011
Leasehold improvements	various	3,364	1,972
Building	39	207	204
Land	n/a	15	15
Construction in progress	n/a	500	787

		52,105	40,149
Less accumulated depreciation and amortization		(22,150)	(17,056)

Property and equipment, net		$29,955	$23,093

Total depreciation expense, including depreciation expense for assets under capital leases, was $2.3 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $6.2 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company has assets under capital leases of $3.0 million at both September 30, 2009 and December 31, 2008. Accumulated depreciation on these assets totaled $2.4 million and $2.2 million at September 30, 2009 and December 31, 2008, respectively. Depreciation expense for these capital leases was $0.1 million for both the three months ended September 30, 2009 and 2008 and $0.3 million for both the nine months ended September 30, 2009 and 2008.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2009	December 31, 2008
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,827	3,787
Intellectual property	5	1,003	—
License agreement	1	350	—
Supply agreement	10	225	225

		19,105	17,712
Less accumulated amortization		(15,888)	(13,432)

Intangible assets, net		$3,217	$4,280

Total amortization expense was $0.9 million for both the three months ended September 30, 2009 and 2008 and $2.4 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The future expected amortization expense related to intangible assets as of September 30, 2009 is as follows (in thousands):

Year Ending December 31,
Remainder of 2009	$920
2010	1,286
2011	301
2012	301
2013	256
Thereafter	153

Total	$3,217

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Payroll and related	$4,230	$3,522
Commissions	2,868	2,305
Royalties	2,439	3,011
Reserve for litigation costs	—	2,200
Deferred rent	2,238	1,170
Consumption tax	963	76
Legal	867	295
Current portion of severance payable	—	423
Accrued earnout	—	316
Other	2,637	3,421

Total accrued expenses	$16,242	$16,739

Deferred Revenues

During the three and nine months ended September 30, 2009, the Company shipped $0.9 million and $3.0 million, respectively, of product to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms, and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of September 30, 2009 was $1.2 million.

During the three and nine months ended September 30 2009, the Company shipped $0.3 million and $1.5 million, respectively, of product to a U.S. distributor that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of September 30, 2009 was $0.9 million.

4. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss, as reported	$(1,283)	$(4,860)	$(11,969)	$(24,230)
Foreign currency translation adjustment	244	(8)	(128)	304

Comprehensive loss	$(1,039)	$(4,868)	$(12,097)	$(23,926)

5. License and Developmental Consulting Agreements

OsseoFix Fracture Reduction System License Agreement

On April 16, 2009, the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms to the license agreement were not changed in the License Amendment.

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

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such fees. Pursuant to the Amended and Restated Consulting Agreement, Stout is obligated to return such $0.4 million to the Company, which was received in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms to the original consulting agreement were not changed in the Amended and Restated Consulting Agreement. As the total cash consideration has been reduced to $0.2 million, the Company is recording the remaining amount that had not yet been expensed over the expected development period.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded a charge for in-process research and development expense (“IPR&D”) of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and its common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch, which may occur in the first half of 2010. During the second quarter of 2009, the Company successfully completed one of its development milestones and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009, was 567,821.

Assignment Agreement with Spine Vision, S.A.

In January 2009, the Company entered into an assignment agreement (the “Patent and Technology Assignment Agreement”) with Spine Vision, S.A (“Spine Vision”) that assigns to the Company all rights, title and interests to certain patents and technology of Spine Vision that relate to a stand-alone locking interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an initial payment of $0.5 million; and (ii) a royalty payment based on the net sales of any product that contains the assigned intellectual property. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.5 million for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a Cross License Agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the second quarter of 2009, the Company recorded an IPR&D charge of $0.9 million for the stock issuance on June 30, 2009, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

6. Debt and Other Financing Activity

Private Placement

In June 2009, the Company entered into a Subscription Agreement with one of its existing shareholders, Healthpoint Capital Partners II, LP (“Healthpoint”). The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement (the “Placement”) for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.2 million for transaction fees related to the Placement and received aggregate net proceeds of approximately $9.8 million. The Company recorded the transaction fees as a reduction to additional paid in capital.

Loan and Security Agreement

In December 2008, the Company entered into the Credit Facility with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly but no principal repayment through September 2009. Thereafter, the Company is required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. The finance charge is being accrued to interest expense through April 2012. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The Company does not currently anticipate repaying the debt early.

The working capital line of credit carries an interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of September 30, 2009 the Company has $1.7 million remaining available to be drawn under the working capital line of credit.

In connection with this Credit Facility, the Company issued warrants to the Lenders to purchase an aggregate of 476,190 shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.89 per share and have a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 2.67%, volatility of 60.9%, a ten year term and no dividend yield. In September 2009, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. See Note 9 for further discussion.

To secure the repayment of any amounts borrowed under this Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders.

The Company is also required to maintain compliance with financial covenants that include a minimum level of revenues and a minimum level of Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and IPR&D). As of September 30, 2009, the Company was in compliance with the financial covenants set forth in the Credit Facility.

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

During the three and nine months ended September 30, 2009, the Company repaid $1.3 million and $2.1 million, respectively, and drew an additional $0 and $3.9 million, respectively, on the working capital line of credit. The balance of the line of credit as of September 30, 2009 was $13.3 million. The balance on the term loan was $14.4 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the additional finance charge, which are recorded as a non-cash interest expense, totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively. Interest expense for the Credit Facility, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2009, respectively.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of September 30, 2009, the balance of the notes and the bond totaled $1.3 million.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of September 30, 2009, the balance of these capital leases totaled $0.1 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of September 30, 2009 was $0.2 million.

During the three months ended September 30, 2009, the Company executed financing agreements totaling $0.8 million for the payment of premiums on various insurance policies as the terms were expiring on each of the prior policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable from February 2010 through June 2010. The balance of all such financing agreements as of September 30, 2009 totaled $0.8 million.

Principal payments on debt are as follows as of September 30, 2009 (in thousands):

Year Ending December 31,
Remainder of 2009	$1,316
2010	7,015
2011	6,584
2012	16,413
2013	51
Thereafter	4

Total	31,383
Less: additional finance charge being accrued to interest expense through April 2012, and debt discount	(1,315)
Add: capital lease principal payments	61

Total	30,129
Less: current portion of long-term debt	(6,405)

Long-term debt, net of current portion	$23,724

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2010. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2009	$629	$49
2010	2,796	13
2011	2,476	—
2012	2,179	—
2013	2,142	—
Thereafter	5,611	—

	$15,833	62

Less: amount representing interest		(1)

Present value of minimum lease payments		61
Current portion of capital leases		(61)

Capital leases, less current portion		$—

Rent expense under operating leases for the three months ended September 30, 2009 and 2008 was $0.5 million and $0.6 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2009 and 2008 was $1.7 million for each period.

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

In August 2009, prior to going to trial on the claims that had not been dismissed, the Company, Healthpoint Capital, LLC and all of the claimant surgeons settled all matters related to this litigation. Under the settlement, all lawsuits involving the parties that were related to this matter were dismissed with prejudice. The financial terms of the settlement are as follows: (i) a cash payment of $1.5 million; (ii) the issuance of $500,000 of shares of the Company’s common stock described below; and (iii) a quarterly royalty of 1.5%

on net sales of certain products through May 15, 2012, with a guaranteed minimum payment of $150,000 per quarter. In exchange, the Company received rights to all intellectual property related to the development work performed by the claimant surgeons.

The Company calculated the relative fair values of past and future royalties and applied the average fair value royalty rate to the settlement amount. The Company recorded an intellectual property intangible asset of $1.0 million for the fair value of the future license right. The value of the intellectual property is the benefit derived from the perpetual right to exploit such intellectual property in connection with the development, marketing and sale of products, calculated using the estimated discounted cash flows and future revenue projections. The Company utilized a discount rate of 13% when preparing this model. This intangible asset is being amortized on a straight-line basis over the estimated useful lives of the products of five years. In addition to recording the intellectual property intangible asset, the Company reduced its previously recorded reserve for litigation costs of $2.2 million and recorded a reduction to litigation expense of $1.2 million, a reduction to cash of $1.5 million when the payment was made and $0.5 million to common stock and additional paid in capital for the stock issuance.

On August 31, 2009, pursuant to the settlement documents, the Company issued 114,766 shares of its common stock at a price per share of $4.35. The resale of such shares has not been covered by a registration statement. Six months after the issuance, the value of such stock ($500,000) will be measured against the then-current value of the Company’s common stock on such date. If there is a negative variance, additional shares will be issued to ensure that the value of all shares on the six-month anniversary date equals $500,000. If there is a positive variance, then shares will be forfeited to ensure that the value of all shares on such six-month anniversary date equals $500,000. The Company will review the fair value of the $500,000 equity issuance on a quarterly basis to determine if additional accounting is warranted. As of September 30, 2009, the fair value was insignificant.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are calculated either as a percentage of net sales or in one instance on a per-unit sold basis. Royalties are included on the accompanying consolidated statement of operations as a component of cost of revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,283)	$(4,860)	$(11,969)	$(24,230)

Denominator:
Weighted average common shares outstanding	52,262	47,406	49,244	47,319
Weighted average unvested common shares subject to repurchase	(746)	(1,019)	(833)	(1,098)

Weighted average common shares outstanding - basic	51,516	46,387	48,411	46,221
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	51,516	46,387	48,411	46,221

Net loss per common share:
Basic and diluted	$(0.02)	$(0.10)	$(0.25)	$(0.52)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	2,053	1,703	2,308	1,276
Warrants to purchase common stock	474	—	475	—
Unvested restricted share awards	746	1,121	833	1,200

Total	3,273	2,824	3,616	2,476

9. Stock-Based Compensation

The Company accounts for stock-based compensation under provisions that require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by many complex and subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, option exercise behavior, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The Company accounts for stock option grants to non-employees under provisions that require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008
Employee Stock Options
Risk-free interest rate	2.80%	3.18%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.2	6.2
Volatility	57%	51%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$80	$62	$183	$189
Research and development	342	205	671	543
Sales and marketing	289	209	637	571
General and administrative	387	347	1,072	960

Total	$1,098	$823	$2,563	$2,263

Effect on basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	2,265	$4.23	8.92	$97
Granted year to date	890	$3.13	—	—
Exercised year to date	(12)	$2.66	—	—
Forfeited year to date	(243)	$4.14	—	—

Outstanding at September 30, 2009	2,900	$3.91	8.68	$2,290

Options vested and exercisable at September 30, 2009	2,324	$3.92	8.66	$1,819

Options vested and expected to vest at September 30, 2009	627	$4.15	7.91	$383

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2009 was $4.42 and $3.13, respectively. The aggregate intrinsic value of options at September 30, 2009 is based on the Company’s closing stock price on that date of $4.60 per share.

As of September 30, 2009, there was $4.3 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.9 years. The total intrinsic value of options exercised was immaterial for the three and nine months ended September 30, 2009 and 2008. At September 30, 2009, approximately 1,529,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	882	$6.40	2.19	$5,645
Awarded year to date	10	$3.81
Released year to date	(248)	$6.22
Forfeited year to date	(21)	$9.76

Outstanding at September 30, 2009	623	$6.31	1.53	$3,930

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the three and nine months ended September 30, 2009 was $4.60 and $3.81, respectively.

Warrants

In December 2008, the Company issued warrants to the Lenders in the Credit Facility to purchase an aggregate of 476,190 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants are immediately exercisable, can be exercised through a cashless exercise and have a ten-year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield.

In September 2009, one of the Lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the Company issuing 113,388 shares of its common stock to the Lender. The net value of the shares issued was $530,000. Following this exercise, warrants to purchase 285,714 shares of common stock were outstanding as of September 30, 2009.

10. Income Taxes

To calculate its interim tax provision, at the end of each interim period, the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.1 million during the three months ended September 30, 2009. The unrecognized tax benefits at September 30, 2009 were $2.2 million. The Company anticipates a $0.1 million decrease to its unrecognized tax benefits within the next 12 months.

The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

During the second quarter of 2009, the Company recorded a reduction to payroll taxes, included in general and administrative expense, of approximately $0.5 million relating to the expiration of the statute of limitations for a tax contingency reserve established in 2005.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. During the nine months ended September 30, 2008, the Company operated in two geographic locations, the U.S. and Asia. The Company commenced sales in Europe in the second half of 2008. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$26,052	$21,465	$76,243	$59,471
Asia	5,589	3,867	16,892	12,911
Europe	1,036	484	2,415	484

Total consolidated revenues	$32,677	$25,816	$95,550	$72,866

Total assets by region were as follows (in thousands):

	September 30, 2009	December 31, 2008
United States	$149,854	$141,658
Asia	14,383	13,890
Europe	68	—

Total consolidated assets	$164,305	$155,548

12. Related Party Transactions

For the nine months ended September 30, 2009 and 2008, the Company incurred costs of $0.1 million and $0, respectively, to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and Healthpoint Capital Partners II, L.P., which are the Company’s principal stockholders. For the three months ended September 30, 2009 and 2008, the Company did not incur any such costs.

For the nine months ended September 30, 2009, the Company incurred costs of $0.2 million for legal services paid on behalf of HealthpointCapital in connection with the Brodke litigation.

In June 2009, the Company entered into a subscription agreement with Healthpoint Capital Partners II, L.P. The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.2 million for transaction fees and received aggregate net proceeds of approximately $9.8 million.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended September 30, 2009 and 2008, the Company incurred costs of $60,000 in each period, for advisory services provided by Dr. Hochschuler. For the nine months ended September 30, 2009 and 2008, the Company incurred costs of $180,000 in each period.

13. Subsequent Events

In November 2009, the Company purchased real property in Connecticut from one of its Vice Presidents. The purchase was transacted at a third-party appraised price of $0.4 million. The Company subsequently engaged a real-estate firm to manage and sell the property. The Company estimates that the total expense related to the sale of the property will be approximately $0.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ending December 31, 2008, as amended, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, osteoporotic bone, and spinal stenosis markets. Our principal product offerings are focused on the market for orthopedic spinal disorder solution products, which is estimated in the U.S. to be approximately $5.8 billion in revenue in 2008 and is expected to grow more than 10% annually over the next three years. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that we believe provides us with a unique competitive advantage, and enables us to rapidly deliver solutions that are designed to meet surgeons’ and patients’ critical needs. Our products and systems are made of (i) metals such as titanium, titanium alloy, stainless steel, and cobalt chrome; and (ii) a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, a precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require FDA clearance have been cleared by the FDA and these products have been used in over 10,700 and 8,600 spine disorder surgeries in 2008 and 2007, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union and Hong Kong.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three and nine months ended September 30, 2009 and 2008, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through September 30, 2009, we have licensed or acquired approximately 39 patent and patent applications from third parties. A discussion of our material license agreements may be found in “Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2008, as amended, as well as in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and expect to continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe, where we began sales in the second half of 2008, we use independent distributors that purchase our products and market them to their surgeon customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have limited prior experience, revenues for sales to our European distributors have been deferred until the sooner of when payments become due or cash is received.

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

In-process research and development. In-process research and development expense, or IPR&D, consists of acquired research and development assets that were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

Sales and marketing. Sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, medical education, trade show and marketing costs.

General and administrative. General and administrative expense consists primarily of salaries and related employee benefits, professional service fees and legal expenses.

Litigation settlement. Litigation settlement expense consists of material settlements of lawsuits.

Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

Income tax. Income tax expense consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three and nine months ended September 30, 2009 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.3	35.3	35.7	34.3

Gross profit	63.7	64.7	64.3	65.7
Operating expenses:
Research and development	11.1	13.0	10.4	13.6
In-process research and development	0.2	5.0	6.1	3.6
Sales and marketing	38.4	41.6	39.9	42.4
General and administrative	16.0	22.4	17.6	23.4
Litigation settlement	—	—	—	15.1

Total operating expenses	65.7	82.0	74.0	98.1

Operating loss	(2.0)	(17.3)	(9.7)	(32.4)

Other income (expense):
Interest income	0.1	0.2	0.1	0.5
Interest expense	(2.9)	(1.0)	(2.9)	(1.0)
Other income (expense), net	0.9	(0.4)	0.2	—

Total other income (expense)	(1.9)	(1.2)	(2.6)	(0.5)

Loss before taxes	(3.9)	(18.5)	(12.3)	(32.9)
Income tax provision	0.0	0.3	0.2	0.4

Net loss	(3.9)%	(18.8)%	(12.5)%	(33.3)%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues. Revenues were $32.7 million for the three months ended September 30, 2009 compared to $25.8 million for the three months ended September 30, 2008, representing an increase of $6.9 million, or 26.6%. U.S. revenues increased $4.6 million, or 21.4%, primarily due to increased sales of our new Illico product line and our existing Zodiac, Novel, Trestle, and Solanas product lines. In addition, Asia revenues increased $1.7 million, or 44.5%, due to both sales volume, ($1.0 million), and the favorable affect of foreign currency exchange rates. We recognized revenue of $1.0 million for European sales during the three months ended September 30, 2009 compared to $0.5 million for the three months ended September 30, 2008.

Cost of revenues. Cost of revenues was $11.9 million for the three months ended September 30, 2009 compared to $9.1 million for the three months ended September 30, 2008, representing an increase of $2.8 million, or 30.3%. The increase was primarily due to $2.1 million in higher product costs associated with increased sales volume, increased depreciation costs of $0.7 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.1 million related to new intangible assets acquired in the three months ended September 30, 2009, offset by decreased royalty payments of $0.1 million due to the lower ratio of the sale of royalty bearing products.

Gross profit. Gross profit was $20.8 million for the three months ended September 30, 2009 compared to $16.7 million for the three months ended September 30, 2008, representing an increase of $4.1 million, or 24.6%. Gross margin of 63.7% of revenues for the three months ended September 30, 2009 decreased 1.0 percentage point from the three months ended September 30, 2008. The 1.0 percentage point decrease was primarily due to an increase of 2.2 percentage points due to a higher sales mix of lower margin products, an increase of 1.5 percentage points due to increased instrument depreciation , partially offset by decreased royalty payments of 2.3 percentage points, and a decrease of 0.4 percentage points related to amortization of intangibles.

Research and development. Research and development expense was $3.6 million for the three months ended September 30, 2009 compared to $3.4 million for the three months ended September 30, 2008, representing an increase of $0.2 million, or 8.0%. The increase was primarily related to increased prototyping and clinical trial costs.

In-process research and development. In-process research and development expense was $0.1 million for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008. In the three months ended September 30, 2009, we incurred expenses of $0.1 million related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device. In the three months ended September 30, 2008, we made a $1.0 million payment for the achievement of the design freeze milestone in conjunction with the OsseoFix License Agreement, and a $0.3 million initial payment in conjunction with a development consulting agreement with a third party for development services.

Sales and marketing. Sales and marketing expense was $12.6 million for the three months ended September 30, 2009 compared to $10.7 million for the three months ended September 30, 2008, representing an increase of $1.8 million, or 17.2%. The increase was primarily due to higher commission expense of $0.9 million due to the higher U.S. sales volume and an increase of $0.9 million primarily in Asia as we increase our product mix towards Alphatec’s spinal products.

General and administrative. General and administrative expense was $5.2 million for the three months ended September 30, 2009 compared to $5.8 million for the three months ended September 30, 2008, representing a decrease of $0.6 million, or 9.6%. The decrease was primarily related to a reduction of $1.2 million in legal expense related to the settlement of the Brodke litigation matter during the three months ended September 30, 2009, offset by an increase in legal fees and professional services.

Interest Expense. Interest expense was $0.9 million for the three months ended September 30, 2009 compared to $0.3 million for the three months ended September 30, 2008, representing an increase of $0.6 million. The increase was primarily due to increased interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $0.3 million for the three months ended September 30, 2009 compared to ($0.1) million for the three months ended September 30, 2008, representing an increase in income of $0.4 million. The increase was due to greater foreign currency exchange gains realized in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Income tax. Income tax expense was $0 for the three months ended September 30, 2009 compared to $0.1 million for the three months ended September 30, 2008, representing a decrease of $0.1 million. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues. Revenues were $95.6 million for the nine months ended September 30, 2009 compared to $72.9 million for the nine months ended September 30, 2008, representing an increase of $22.7 million, or 31.1%. U.S. revenues increased $16.8 million, or 28.2%, primarily due to increased sales of our new Illico product line and our existing Zodiac, Novel, Trestle, Biologics and Solanas product lines, partially offset by a decrease in our Reveal product line. In addition, Asia revenues increased $4.0 million, or 30.8%, due to both sales volumes, ($2.3 million), and the favorable affect of foreign currency exchange rates. We recognized revenue of $2.4 million in European sales in the nine months ended September 30, 2009 compared to $0.5 million for the nine months ended September 30, 2008.

Cost of revenues. Cost of revenues was $34.1 million for the nine months ended September 30, 2009 compared to $25.0 million for the nine months ended September 30, 2008, representing an increase of $9.1 million, or 36.4%. The increase was primarily due to $4.9 million in higher product costs associated with increased sales volume, increased royalty payments of $1.6 million due to increased sales volume, increased depreciation costs of $2.1 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.4 million due primarily to the absence of an intangible write-off that occurred in the nine months ended September 30, 2008.

Gross profit. Gross profit was $61.4 million for the nine months ended September 30, 2009 compared to $47.9 million for the nine months ended September 30, 2008, representing an increase of $13.6 million, or 28.4%. Gross margin of 64.3% of revenues for the nine months ended September 30, 2009 decreased 1.4 percentage points from the nine months ended September 30, 2008. The 1.4 percentage point decrease was primarily due to increased instrument depreciation of 1.7 percentage points, an increase of 1.0 percentage points primarily related to a higher sales mix of lower margin products and a 0.9 percentage point increase in other period costs, partially offset by a decrease of 1.4 percentage points related to improved manufacturing efficiencies and a decrease of 0.8 percentage points related to reduced expenses for inventory reserves.

Research and development. Research and development expense was $9.9 million for the nine months ended September 30, 2009 compared to $9.9 million for the nine months ended September 30, 2008, representing substantially no change.

In-process research and development. In-process research and development expense was $5.8 million for the nine months ended September 30, 2009 compared to $2.6 million for the nine months ended September 30, 2008, representing an increase of $3.2 million. In the nine months ended September 30, 2009, we incurred expenses of $3.6 million related to a development milestone that was achieved in connection with a license from a third-party of intellectual property involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to a stand-alone interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock), and $0.2 million combined for six in-process research and development collaborations with third parties. In the nine months ended September 30, 2008, we incurred costs for the licenses for the technology related to the expandable VBR license of $1.0 million, a dynamic cervical plate of $0.3 million, a $1.0 million payment for the achievement of the design freeze milestone in conjunction with the OsseoFix License Agreement, and a $0.3 million initial payment in conjunction with a development consulting agreement with a third party for development services.

Sales and marketing. Sales and marketing expense was $38.2 million for the nine months ended September 30, 2009 compared to $30.9 million for the nine months ended September 30, 2008, representing an increase of $7.3 million, or 23.5%. The increase was primarily due to higher commission expense of $4.7 million due to the higher U.S. sales volume and an increase of $2.6 million primarily in Asia as we increase our product mix towards Alphatec’s spinal products.

General and administrative. General and administrative expense was $16.7 million for the nine months ended September 30, 2009 compared to $17.1 million for the nine months ended September 30, 2008, representing a decrease of $0.3 million, or 2.0%. The decrease was primarily related to a reduction of $1.2 million in legal expense related to the settlement of the Brodke litigation matter, a reduction of $0.5 million in payroll taxes relating to the expiration of the statute of limitations for a tax contingency reserve established in 2005, offset by an increase in legal fees and professional services.

Litigation Settlement. Litigation settlement was $11.0 million for the nine months ended September 30, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann Motech, GmBH and DePuy Spine, and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense during the nine months ended September 30, 2009.

Interest Income. Interest income was $0.1 million for the nine months ended September 30, 2009 compared to $0.3 million for the nine months ended September 30, 2008, representing a decrease of $0.2 million. The decrease was primarily due to lower average cash and cash equivalent balances.

Interest Expense. Interest expense was $2.8 million for the nine months ended September 30, 2009 compared to $0.7 million for the nine months ended September 30, 2008, representing an increase of $2.1 million. The increase was primarily due to increased interest expense for our credit facilities with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $0.2 million for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008, representing an increase in income of $0.2 million. The increase was due to greater foreign currency exchange gains realized in 2009 as compared to 2008.

Income tax. Income tax expense was $0.2 million for the nine months ended September 30, 2009 compared to $0.2 million for the nine months ended September 30, 2008, representing substantially no change. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

Liquidity and Capital Resources

At September 30, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $14.1 million, accounts receivable, net of $21.7 million, and remaining amounts available under our credit facility of $1.7 million. We believe such amounts will be sufficient to fund our projected operating requirements through at least September 30, 2010.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of property and equipment and repayments of borrowings. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We believe that our current cash and cash equivalents, revenues from our operations, and our ability to draw down on secured credit facilities will be sufficient to fund our projected operating requirements including potential R&D license milestone obligations through at least October 1, 2010. In June 2009, we entered into a subscription agreement with one of our existing shareholders, Healthpoint Capital Partners II, L.P. We sold 3,937,007 shares of our common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. We paid approximately $0.2 million for transaction fees and received aggregate net proceeds of approximately $9.8 million. We intend to use the net proceeds of the placement for general working capital purposes. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We do not hold any marketable securities as of September 30, 2009.

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

Operating activities

We used net cash of $3.0 million in operating activities for the nine months ended September 30, 2009. During this period, net cash used in operating activities primarily consisted of a net loss of $12.0 million, a decrease in working capital and other assets of $6.7 million, primarily due to increases in accounts receivable of $2.9 million and inventory of $5.4 million in support of the higher sales volume, partially offset by decreases in prepaid expenses and other assets of $1.1 million, increases in accounts payable, accrued expenses and deferred revenues of $0.5 million, which was offset by $15.7 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and IPR&D that was purchased using our common stock and interest expense related to amortization of debt discount and issue costs.

Investing activities

We used net cash of $10.6 million in investing activities for the nine months ended September 30, 2009 primarily for the purchase of $9.7 million in instruments, computer equipment, leasehold improvements and manufacturing equipment and $1.4 million for the intellectual property intangible asset associated with the settlement of the Brodke litigation and a license agreement, partially offset by $0.4 million in proceeds from the sale of our prior investment in Noas Medical Company, a Japanese spinal and orthopedic implant distributor.

Financing activities

We generated net cash of $9.9 million from financing activities for the nine months ended September 30, 2009. In June 2009 we entered into a subscription agreement to sell shares of our common stock. Net proceeds from such sale totaled $9.8 million. Net proceeds from borrowings under our line of credit totaled $3.9 million. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $3.9 million.

Credit Facility and other Debt

In December 2008, we entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly but no principal repayment through September 2009. Thereafter, we are required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. We will pay a prepayment penalty if the loan is repaid prior to maturity. We do not currently anticipate repaying the debt early.

The working capital line of credit carries a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

In connection with the term loan, we issued warrants to the Lenders to purchase an aggregate of 476,190 shares of our common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.89 per share and have a ten-year term. We recorded the value of the warrants of $0.9 million as a debt discount. In September 2009, one of the Lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the issuance of 113,388 shares of our common stock to the Lender.

We are also required to maintain compliance with financial covenants in the Credit Facility, which include a minimum level of revenues and a minimum level of earnings before interest, taxes, depreciation, amortization, and non-cash charges related to equity-based compensation and IPR&D. The Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. As of September 30, 2009, we were in compliance with the financial covenants in the Credit Facility. To secure the repayment of any amounts borrowed under the loan agreement, we granted the Lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us the right to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us.

During the three and nine months ended September 30, 2009, we repaid $1.3 million and $2.1 million, respectively, and drew an additional $0 and $3.9 million, respectively, on the working capital line of credit. The balance of the line of credit as of September 30, 2009 was $13.3 million. The balance on the term loan was $14.4 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the additional finance charge, which are recorded as a non-cash interest expense, totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2009, respectively. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2009, respectively.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of September 30, 2009, the balance of the notes and the bond totaled $1.3 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 5.52% to 7.46%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through March 2010. As of September 30, 2009, the balance of these capital leases totaled $0.1 million.

In April 2008, we entered into a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of September 30, 2009 was $0.2 million.

During the three months ended September 30, 2009 we executed financing agreements totaling $0.8 million for the payment of premiums on various insurance policies as the terms were expiring on each of the prior policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable from February 2010 through June 2010. The balance of all financing agreements for insurance premiums as of September 30, 2009 totaled $0.8 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2009 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2009 (3 months)	2010	2011	2012	2013	Thereafter
Line of Credit with SVB/Oxford	$13,291	$—	$—	$—	$13,291	$—	$—
Term loan with SVB/Oxford	15,000	875	5,605	6,269	2,251	—	—
Term loan final payment	750	—	—	—	750	—	—
Notes payable to Microsoft	235	43	177	15	—	—	—
Notes payable for insurance premiums	796	228	568	—	—	—	—
Notes and bond payable to Japanese banks	1,311	171	664	300	121	51	4
Capital lease obligations	61	48	13	—	—	—	—
Operating lease obligations	15,833	629	2,796	2,476	2,179	2,142	5,611
Guaranteed minimum royalty obligations	2,050	300	850	600	300	—	—
New product development milestones (1)	3,300	—	3,300	—	—	—	—

Total	$52,627	$2,294	$13,973	$9,660	$18,892	$2,193	$5,615

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2009 and 2010.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities.

In February 2008, we entered into a sublease agreement, or the Sublease, for 76,693 square feet of office, engineering, and research and development space, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent was abated for months one through seven of the Sublease. Under the Sublease, we were required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 consolidated all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into a lease agreement, or the Lease, for 73,480 square feet of office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we were required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet our business needs. We consolidated all manufacturing, distribution and warehousing activities into Building 2 in April 2009.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$80	$62	$183	$189
Research and development	342	205	671	543
Sales and marketing	289	209	637	571
General and administrative	387	347	1,072	960

Total	$1,098	$823	$2,563	$2,263

Effect on basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Recent Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption to have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted newly issued accounting guidance which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification does not change GAAP and did not impact our financial position or results of operations.

In June 2009, we adopted newly issued accounting guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption did not have a material impact on our financial position or results of operations.

Effective January 1, 2009, we adopted newly issued accounting guidance for business combinations. The guidance addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance will apply to business combinations completed on or after January 1, 2009.

Effective January 1, 2009, we adopted newly issued accounting guidance for the useful life of intangible assets. The guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset and also requires expanded disclosure related to the determination of intangible asset useful lives. The adoption did not have a material impact on our financial position or results of operations.

Effective January 1, 2009 we adopted newly issued accounting guidance for business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. The guidance also requires expensing of acquisition-related costs as incurred. The new guidance will apply to business combinations completed on or after January 1, 2009.

Forward Looking Statements

This Quarterly Report on Form 10-Q contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our sales networks both in the U.S. and globally;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our Credit Facility;

•	our ability to conclude that we have effective disclosure controls and procedures; and

•	our ability to comply with the industry standards in clinical and legal compliance and corporate governance programs.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors referenced in or set forth under “Item 1A—Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of September 30, 2009, our outstanding floating rate indebtedness totaled $13.3 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

Foreign Currency Risk

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan and Europe, that require payments in the local currency. Fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to increase relative to the Japanese Yen, then our reported revenues would decrease when we convert the Japanese Yen into U.S. dollars. We do not currently engage in hedging or similar transactions to reduce these risks. However, the currency exposure in our foreign currency revenues is mitigated because expenses of our foreign subsidiaries are payable in foreign currencies. We do not believe we have a material exposure to foreign currency rate fluctuations at this time.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended September 30, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial and accounting officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In August 2009, prior to going to trial on the claims that had not been dismissed, the Company, Healthpoint Capital, LLC and all of the claimant surgeons settled all matters related to this litigation. Under the settlement, all lawsuits involving the parties that were related to this matter were dismissed with prejudice. The financial terms of the settlement are as follows: (i) a cash payment of $1.5 million; (ii) the issuance of $500,000 of shares of the Company’s common stock described below; and (iii) a quarterly royalty of 1.5% on net sales of certain products through May 15, 2012, with a guaranteed minimum payment of $150,000 per quarter. In exchange, the Company received rights to all intellectual property related to the development work performed by the claimant surgeons.

On August 31, 2009, pursuant to the settlement documents, we issued 114,766 shares of our common stock at a price per share of $4.35. The resale of such shares has not been covered by a registration statement. Six months after the issuance, the value of such stock ($500,000) will be measured against the then-current value of our common stock on such date. If there is a negative variance, additional shares will be issued to ensure that the value of all shares on the six-month anniversary date equals $500,000. If there is a positive variance, then shares will be forfeited to ensure that the value of all shares on such six-month anniversary date equals $500,000.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended. If any of the risks set forth therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 31, 2009, pursuant to the settlement documents entered into in connection with the litigation described above in Part II, Item 1 of this Quarterly Report on Form 10-Q, the Company issued 114,766 shares of its common stock, par value $.0001 per share, at a price per share of $4.35. The aggregate value of shares issued was $500,000.

The shares were issued to the claimant surgeons pursuant to the exemption from registration afforded by Section 4(2) of the Act promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws.

In September 2009, one of the Lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the issuance of 113,388 shares of our common stock to the Lender. The net value of the shares issued was $530,000.

The shares were issued to the Lender pursuant to the exemption from registration afforded by Section 4(2) of the Act promulgated thereunder, as a transaction not involving a public offering, and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended September 30, 2009 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
July 2009	725	$0.0005	—	—
August 2009	725	$0.0005	—	—
September 2009	—	$—	—	—

(1)	Not included in the table above are 15,416 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter C. Wulff
Peter C. Wulff Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: November 9, 2009

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.