Form 10-K
period 2009-12-31
Alphatec Holdings, Inc.
filed 2010-03-02
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2009 was approximately $100.5 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 26, 2010 was 54,136,268.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, disorders related to poor bone quality, and spinal stenosis markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $8.5 billion in revenue in 2009 and is expected to grow between 10%-12% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA. In the U.S. our products have been used in over 12,900 and 10,700 surgeries in 2009 and 2008, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union, South America and Hong Kong.

On December 17, 2009, we entered into a definitive agreement to acquire Scient’x Groupe S.A.S., or Scient’x, a global medical device company based in Guyancourt, France that designs, develops and manufacturers surgical implants to treat disorders of the spine. The transaction is structured as an all stock transaction such that 100% of outstanding Scient’x stock will be exchanged pursuant to a fixed ratio for 24,000,000 shares of our common stock. The transaction is currently expected to close by the end of the first quarter of 2010 and is subject to the approval of our shareholders. Two of our principal stockholders,

HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., together with their affiliates, HealthpointCapital, own approximately 94.8% of Scient’x’s outstanding stock.

Strategy

Our strategy is to be the leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. To further differentiate our solutions, we have incorporated minimally invasive access techniques, and biologic solutions into our portfolio to improve patient outcomes. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

The key elements of our strategy are:

•

Provide a Full Range of Spine Disorder Products and Continually Expand our Product Offering. We offer a full range of spinal devices and surgical instruments used to treat spine disorders. We believe that this comprehensive approach enables us to maximize our revenue for each procedure by fulfilling a greater portion of a surgeon’s spine product needs. We intend to continue to enhance our product offering by developing technologies that we can market through our sales organization to our established surgeon base and surgeons not yet using our products.

•

Focus on Underserved and Rapidly Growing Segments of the Market. We are focused on creating solutions to address the rapidly growing elderly demographic and the unique issues facing such patients. We will focus on less invasive implants and techniques, and solutions for adult onset deformities, vertebral compression fractures, stenosis and issues related to patients with poor bone quality, each of which represents a large underserved market segment. We believe that our strategic focus in underserved and rapidly growing areas will offer us increased revenue and deeper market penetration.

•

Develop Innovative Products and Solutions in Conjunction with Surgeons. One of our core competencies is our ability to develop and commercialize creative spinal implants and instruments that incorporate concepts and feedback from surgeons. We collaborate with surgeons to help us to enhance our current products and develop innovative new technologies. We believe that our short-term and long-term product pipeline will offer us increased revenue opportunities by addressing a wider range of spine disorders, and improving patient outcomes.

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

•

Grow our International Business. We have an established presence in Japan and Europe. We plan to continue expanding our distribution network and product offerings throughout Asia, Europe and South America. We also plan to obtain regulatory clearances and distribution networks in other areas of the world where we can benefit from selling our unique products and technologies.

•

Focus on Rapid Responsiveness and Total Surgeon Satisfaction. We believe that our focus on rapid responsiveness to surgeon needs and the support we provide to surgeons differentiates us in the marketplace. We have the capability to manufacture substantially all of our non-allograft products at our facilities, which enables us to rapidly modify implants and instruments to satisfy surgeons’ needs and rapidly replenish inventory. This allows us to respond quickly to unexpected increases in market demand for our products. Responding quickly to the needs of surgeons is central to our corporate culture.

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of over 90 independent distributors, which we believe employ approximately 280 agents. We also employ 16 direct sales representatives and sales management employees and executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives and sales management employees and executives. We educate and support our independent distributors, often our first point of contact with surgeons, as if they were part of our organization.

•

Increase the Exclusivity of our Sales Force. We believe that having a sales force dedicated to selling only our spinal products will lead to greater market penetration and increased sales. In 2009, approximately 75% of our distributors in the U.S. were exclusive.

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, adjustable bridges, spinal spacers, plates, bone cement for use in a vertebroplasty and various biologic offerings. In addition, outside of the U.S. we sell an additional solution for treating vertebral compression fractures and a screw that is designed to be used in patients that require increased fixation. Generally, spine screws are inserted into the vertebrae in order to affix rods, plates and other stabilizing devices during spine procedures using our products. Spinal spacers are inserted between vertebrae and are used to provide support in order to restore lost disc space, alignment, and weight-bearing function. Plates are attached to adjacent vertebrae to further stabilize the vertebrae and facilitate healing. Polymethylmethacrylate, or PMMA, is a “bone cement” that is inserted into a vertebral compression fracture to stabilize the fracture. In addition, outside of the U.S. we sell our OsseoFix implant, which provides additional stabilization of a VCF prior to the use of PMMA and our OsseoScrew, which is designed to be used in patients that require increased fixation. Certain of our biologics offerings are used as an alternative to our polyetheretherketone, or PEEK, or metal products while others complement such products by promoting fusion.

We currently sell our spinal solution products as spine systems, categorized by the spinal disorder and the method of treatment. The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development and includes the distinguishing features and components for our systems.

Current Products:

Category	Alphatec System	System Features and Components
Thoracolumbar Degenerative Fixation Systems	Zodiac Degenerative Fixation	Polyaxial pedicle screws and rods, with instrumentation

	CORE Lumbar Plating	Fixed-post pedicle screws and rigid connector plates, with instrumentation

Thoracolumbar Deformity Fixation Systems	Zodiac Deformity Fixation	Polyaxial pedicle screws, hooks, rods, and connectors comprised of either titanium, stainless steel or cobalt chrome, with instrumentation

Spinal Spacers	Novel PEEK and Titanium Spacers	Spinal spacers made of PEEK or titanium in various shapes and sizes for use in both the lumbar and cervical regions of the spine, with instrumentation

Allograft Spacers	Connect, Connect II, Solo and Duet Allograft Spacers	Spinal spacers made of dense, porous, cancellous human tissue, in various shapes and sizes, with instrumentation

Anterior Cervical Plating	Trestle Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

	Reveal Anterior Cervical Plate	Cervical plates, and fixed and variable screws, with instrumentation

Posterior Cervico/Thoracic Fixation	Solanas Posterior Cervico/Thoracic Fixation	Polyaxial pedicle screws, rods, hooks and connectors, with instrumentation

Adjustable Bridges	Alphatec Adjustable Bridge System	Adjustable cross-connectors that may be used to strengthen a thoracolumbar or cervico/thoracic construct

Bone Grafting Materials	Alphagraft and Alphagrans	Tissue-based and synthetic bone grafting materials

	ProFuse Bone Grafting Scaffold	Sponge-like demineralized bone matrix

	EquivaBone	Demineralized bone matrix and nanocrystalline calcium phosphate that sets hard in vivo

Vertebroplasty	OsseoFix+	Stand-alone vertebroplasty system using proprietary PMMA bone cement

Category	Alphatec System	System Features and Components
Minimally Invasive Access Systems and Techniques	Illico SE Minimally Invasive System	Minimally invasive retractor and implant delivery instrumentation

	Guided Lumbar Interbody Fusion System, or GLIF System and ARC Portal	Minimally invasive access system that allows multiple access planes through one incision point

Proprietary Packaging Systems	Vacuum Infusion Packaging (VIP) System	Packaging system for allografts and ProFuse Scaffold that uses a vacuum to provide rapid hydration

Wound Barriers	AmnioShield	Tissue-based in vivo wound covering

Products in Development (None of the following products are available for sale in the U.S.):

Category	Alphatec System	System Features and Components
Treatments for Vertebral Compression Fractures	OsseoFix	Minimally invasive device that stabilizes the vertebral body

Treatments for Patients with Poor Bone Quality	OsseoScrew	Polyaxial pedicle screw that is designed to expand after implantation to increase screw fixation purchase in patients that require increased fixation

Cervico/Thoracic Occipital Plate	Posterior Occipital Plate	Occipital plate used with a posterior cervico/thoracic fixation systems

Stand-Alone Anterior Plate and Spacer	Stand-Alone Anterior Lumbar Plate	Stand-alone fusion plating system that is designed to enable surgeons to perform anterior lumbar fusions without the need for the use of additional posterior implants

	Solus Stand-Alone Anterior Lumbar Spacer	Stand-alone spinal spacer with a proprietary locking mechanism to prevent migration after insertion

Treatments for Lumbar Spinal Stenosis	Helifix/Helifuse	Minimally invasive devices used to treat lumbar spinal stenosis

	Interspinous Process Plating System	Plating system used to treat spinal stenosis

Stem Cell-based Products	ELA Stem Cell	Osteoprogenitor adult stem cell used to increase fusion rates

Our Current Products

Thoracolumbar Degenerative and Deformity Fixation Products

Thoracolumbar fixation systems are used to facilitate fusion, the growth of a bony connection between two adjacent vertebrae. The purpose of fusion is to prevent the motion caused by the instability between the vertebrae, which is intended to reduce the pressure on the spinal cord. Fusion systems are designed to reduce the motion of the vertebrae during the period it takes for the vertebrae to fuse together. Polyaxial pedicle screws are surgically positioned from the posterior, or back, of the spine and are placed into the pedicle. The screws are inserted through the midline of the pedicle and act as anchors for the rods that connect two or more vertebrae. Once the rods and screws are put in place, the system provides a fixed environment with corrected alignment to facilitate the fusion.

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

Zodiac Degenerative Fixation System

Our Zodiac Degenerative Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, and advanced instruments. We believe our Zodiac Degenerative Fixation System offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac Degenerative Fixation System has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each construct depending on the patient’s needs. Our Zodiac Degenerative Fixation System is designed to be used in connection with our Novel Spacers and our Allograft Spacers.

CORE Lumbar Plating System

Our CORE Lumbar Plating System is a posterior lumbar plating system that provides an alternative to traditional screw and rod constructs. The CORE Lumbar Plating system is comprised of a rigid pre-contoured plate and rods that is anchored by fixed-post pedicle screws. We believe that this design makes the CORE Lumbar Plating system particularly effective in the treatment of spondylolisthesis.

Zodiac Deformity Fixation System

Our Zodiac Deformity Fixation System is designed to be used in conjunction with many of our other products, including our Zodiac Degenerative Fixation System, our Novel Spacers and our Allograft Spacers. Our Zodiac Deformity Fixation System has components such as polyaxial screws, connectors and instrumentation that are designed to enable the surgeon to address patient-specific spinal deformities.

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

Novel PEEK and Titanium Spacers

Our family of Novel PEEK and titanium spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer multiple unique implant designs, each of which is available in numerous shapes and heights. Our Novel PEEK spinal spacers have been approved for use in both the lumbar and cervical regions of the spine. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our

Novel spacers helps prevent movement after placement and enhances the stability of the overall construct. Our Novel PEEK spacers are not visible during a magnetic resonance imaging, or MRI, which allows the surgeon to better assess the progress of the healing process following surgery.

Allograft Spacers

The use of allograft-derived products appeals to many surgeons, as many surgeons believe that the use of allograft allows patients to accelerate the creation of living bone cells and eventually incorporate the allograft into the newly created, living bone. Allograft-derived products are fabricated from cadaver bone and precision-machined into standardized shapes resembling PEEK or titanium spacers. Tissue banks are responsible for recovering and processing donated tissue from cadavers in accordance with standards developed by the American Association of Tissue Banks and the FDA.

Connect, Connect II, Solo and Duet Allograft Spacers

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. We have multiple distinct cervical allograft spacer designs. Additionally, we offer a posterior lumbar allograft spacer. This gives the surgeon several variations of size and shape to choose from during a surgical procedure. Our allograft spacers also come in a variety of densities, permitting surgeons to decide whether to place an emphasis on rigidity, by using a dense allograft, or porosity, by using a less-dense allograft.

Anterior Cervical Plating

Anterior solutions to cervical, or neck, pathologies are considered to be the standard of care in cervical fusion. In cases where surgery is needed to alleviate pressure on a nerve or the spinal cord, often the surgeon removes large portions of the disc material or vertebrae. The more disc material that is removed or vertebrae that are affected, the less stable the surgical site becomes, which increases the need to use a cervical plate to stabilize the surgery site. The most common cervical fusion performed is anterior cervical plating, or ACP. In an ACP procedure, a metal plate is inserted across adjacent neck vertebrae and secured in place by screws. The cervical plate stabilizes the vertebrae to facilitate fusion.

Trestle Anterior Cervical Plate System

Our Trestle Anterior Cervical Plate System has a large window that enables the surgeon to have improved graft site and end plate visualization; which is designed to allow for better placement of the plate. The Trestle Anterior Cervical Plate System also has a low-profile design, which we believe is among the lowest in the spine market. Low-profile cervical plates are intended to reduce the disruption of the tissue adjacent to the plate following surgery. Other key features of the Trestle Anterior Cervical Plate system include a self-retaining screw-locking mechanism that is designed to ensure quick and easy locking of the plate and a flush profile after the screws are inserted.

Reveal Anterior Cervical Plate System

Our Reveal Anterior Cervical Plate System features a large window that enables the surgeon to see the graft site during surgery which is designed to allow for better placement of the plate. The Reveal Anterior Cervical Plate System’s locking mechanism reduces the number of steps required by the surgeon to lock the screws to the plate, which saves time during surgery and allows a surgeon to visually confirm whether the mechanism has been locked.

Posterior Cervico/Thoracic Fixation

Solanas Posterior Cervico/Thoracic Fixation

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws and connectors that provide a solution for posterior cervico/thoracic fusion procedures. Our Solanas Cervico/Thoracic System includes many of the benefits of our Zodiac Degenerative Fixation System, including a polyaxial pedicle screw that contains a unique set screw. We also designed the Solanas Cervico/Thoracic System to be used in combination with our existing Zodiac Degenrative Fixation System, thereby providing additional options for surgeons.

Adjustable Bridges

Alphatec Adjustable Bridge System

We sell adjustable bridges as a complement to our thoracolumbar and cervico-thoracic constructs. Adjustable bridges may be used to strengthen the fusion construct.

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

ProFuse Bone Grafting Scaffold

Our ProFuse product consists of a sponge-like DBM that has been cut into precise sizes to fit within our spinal spacers. The ProFuse product provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffold expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The ProFuse scaffold comes pre-packaged in our proprietary VIP vacuum infusion packaging system.

EquivaBone

Pursuant to our agreement with ETEX Corporation, we have the right to market and sell EquivaBone, a proprietary combination of DBM and nanocrystalline calcium phosphate that sets hard once placed inside of the patient. EquivaBone is cleared by the FDA for use in posterolateral spinal fusion. Unlike most comparable products on the market, EquivaBone sets hard and remains in place once implanted.

Vertebroplasty Products

A vertebroplasty is a procedure in which PMMA bone cement is put directly into a VCF to stabilize the fracture.

OsseoFix+

Our OsseoFix+ product consists of our bone cement, and a mixing and delivery system that, can be used in a stand-alone vertebroplasty procedure.

Minimally Invasive Access Systems and Techniques

Illico SE Minimally Invasive System

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

Guided Lumbar Interbody Fusion System, or GLIF System and ARC Portal

Our GLIF System and ARC Portal is a unique access system that is designed to allow surgeons to perform a minimally invasive procedure from multiple surgical planes without the need for a second incision or repositioning of the patient. The GLIF System is intended to reduce the length of the procedure, reduce trauma to the patient and reduce the post-surgery recovery period.

Proprietary Packaging Systems

Vacuum Infusion Packaging (VIP) System

The VIP system is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. With the use of a vacuum, the VIP system allows for enhanced infusion of fluids into either our ProFuse or structural allograft products. This rapid hydration system is designed to reduce the length of a surgical procedure by allowing the surgeon to significantly reduce the amount of time required for hydration.

Wound Barriers

AmnioShield

Pursuant to our agreement with AFCell, we have the right to market and sell our privately labeled AmnioShield product, an in-vivo wound covering derived from the amniotic membrane that delivers a defensive barrier at the site where it is placed.

Our Products In Development (None of the following products are available for sale in the U.S.)

We intend to continue to expand our current product offering as well as develop complementary systems and products. Products that we are currently developing include the following:

Treatments for Vertebral Compression Fractures

OsseoFix

Our OsseoFix system provides a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat a VCF. The OsseoFix system is designed to overcome one of the primary complications of kyphoplasty and vertebroplasty, which is the potential risk of extravasation of PMMA bone cement into the spinal canal or venous system. In addition, the OsseoFix system is designed to use less bone cement than current standards of care, which we believe carries a benefit to the patient. The OsseoFix System is undergoing clinical testing in the U.S. in connection with its 510(k) application.

Treatments for Patients with Poor Bone Quality

OsseoScrew

The OsseoScrew is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace. This product has been submitted to the FDA for 510(k) clearance.

Cervico/Thoracic Occipital Plate

Posterior Occipital Plate

We are developing an occipital plate to be used with a posterior cervico/thoracic fixation system to provide additional stabilization to the atlanto/cervicol and crainial areas during a posterior fixation procedure. We have developed prototypes of this product.

Stand-Alone Anterior Plate and Spacer

Stand-Alone Anterior Lumbar Plate System, or ALIF Plate System

Our stand-alone ALIF Plate System is designed to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw and rod systems. Our ALIF Plate System is designed to provide surgeons with the option of performing a single anterior procedure without having the need for a complementary posterior procedure. The ALIF Plate System is designed to be anatomically shaped and have a low profile, which should minimize the risk of irritation or damage to the adjacent tissue. We have developed prototypes of this product.

Solus Stand-Alone Anterior Lumbar Spacer

Our Solus stand-alone anterior spinal spacer is intended to offer increased stabilization as compared to one of our Novel spacers. This spacer contains a proprietary locking mechanism to prevent migration of the implant after insertion. This product has been submitted to the FDA for 510(k) clearance.

Treatments for Lumbar Spinal Stenosis

Helifix/Helifuse

Our Helifix and Helifuse products are designed to be minimally invasively inserted into a patient’s spinous process to treat lumbar spinal stenosis. Helifix is a non-fusion interspinous device designed to provide relief from lumbar spinal stenosis by providing flexion in the posterior elements. Helifuse is similar in design to Helifix, but will be a fusion device that may be combined with percutaneous spinal fixation. We have developed prototypes of these products.

Interspinous Process Plating System

Our interspinous process plating system is designed to use a plating system on the interspinous process to reduce nerve compression patients with spinal stenosis. We have developed prototypes of this product.

Stem Cell-Based Products

ELA Stem Cell

Pursuant to our agreement with Parcell Spine, LLC, an affiliate of Parcell Laboratories, Alphatec Spine has the exclusive right to market and sell the ELA stem cell, a unique adult stem cell that possesses self-renewal and bone regenerative capabilities, for use in the treatment of spinal disorders.

Sales and Marketing

Our sales force consists of over 90 independent distributors, which we believe employ approximately 280 agents dedicated to selling our products in the U.S., 16 direct sales representatives and sales management employees and executives in the U.S., 24 direct sales representatives and sales management employees and executives in Japan, two direct sales representatives in Hong Kong, three sales agents in Europe, and an executive-level General Manager that oversees all European operations. In general, in the U.S., although surgeons in the U.S. make the ultimate decision to use our products, we bill the hospitals for the products that are used and pay commissions to our independent distributors and direct sales agents based on payments received from the hospital. In general, outside of the U.S. we sell products directly to distributors, and the distributors resell the products to the hospital. We compensate our sales management employees and sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to exclusively sell our products both within and outside of their allocated sales territory. We offer each of our independent distributors and direct sales representatives sales and product training programs. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals. We plan on expanding our global sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In Japan, our sales and marketing activities are conducted through our subsidiary Alphatec Pacific, Inc., or Alphatec Pacific. We believe that having a direct presence in Japan gives us greater control over the introduction process of our products into the Japanese market and allows us to be more responsive to our Japanese customers. Alphatec Pacific has 27 sales and marketing employees as of December 31, 2009. We intend to continue to increase our direct sales force at Alphatec Pacific and also increase the emphasis that Alphatec Pacific places on selling our spinal disorder solutions to the large and growing Asian market. In Hong Kong, our sales and marketing activities are conducted through our subsidiary Milverton Ltd., or Milverton. Milverton has two direct sales representatives that support its sales efforts.

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

Research and Development

Our research and development department has extensive experience in developing products to treat spine pathologies. Our research and development department works closely with our Scientific Advisory Board and surgeon collaborators to design products that are intended to improve patient care, simplify surgical techniques and reduce overall costs. We are focusing our research and development efforts in two major strategic areas. First, we focus on continually enhancing and upgrading our current product portfolio and supplementing it with new products where appropriate. Second, we devote significant resources to developing complementary products and unique technologies to create new solutions to address spinal pathologies that affect the aging spine. Our goal is to become the market leader in providing solutions for the aging spine by developing products that have superior efficacy for patients who suffer from poor bone density, a VCF, adult deformity, or spinal stenosis. In order to further promote this strategy, we are focused on converting these research and development programs into commercially viable products that incorporate minimally invasive access techniques and biologic solutions to improve patient outcomes across all of our product lines.

Manufacture and Supply

We conduct our manufacturing operations at our facilities in Carlsbad, California. We manufacture the majority of our implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers. Occasionally we enter into distribution agreements, pursuant to which we distribute products manufactured by a third party either under our own private label or under third-party trademarks. Following the receipt of products or product components that we receive from third parties, we conduct inspection, quality control, packaging and labeling, as needed, at our manufacturing facilities.

We devote significant time and attention to ensure that all of our products are safe, effective, adhere to all applicable regulations and are of the highest quality. An established and comprehensive quality system drives our focus from the initial translation of surgeon needs into design specifications through an exhaustive series of quality control checks that are performed through the purchasing, production, and packaging of our products. We record the complete production history for every product, ensuring full traceability from the raw material stage through the delivery of the product into the marketplace. The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, allograft and PEEK. Invibio is one of a limited number of companies that is currently approved in the U.S. to distribute PEEK for use in implantable devices. In October 2004, we entered into an exclusive supply agreement with Invibio, pursuant to which we agreed to purchase our entire supply of medical quality PEEK in the U.S. for use in our Novel implants from Invibio. As consideration for the PEEK materials, we pay Invibio an amount that depends on the weight or the length of either the raw material or stock product that Invibio processes for us. The cost of the PEEK may increase over time, but the price increase is capped at a certain percentage annually. Under the terms of the agreement, we are restricted from selling PEEK to third parties, except when it is incorporated into our products, and we are not authorized to alter the chemical structure of the PEEK. The term of the supply agreement is through October 2014. Either we or Invibio may terminate the supply agreement for an uncured material breach of the agreement.

With the exception of PEEK and allograft-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our allograft-based products are processed from human tissue, maintaining a steady supply can sometimes be challenging.

Our manufacturing operations and those of the third-party manufacturers we use on a limited basis are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, and other device-related or tissue-related good manufacturing practice regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and under similar requirements of regulatory authorities in different states and foreign countries. For tissue products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that require licenses. For our implants and instruments, we are FDA-registered, California-licensed and International Organization for Standardization, or ISO, certified. Our facility and the facilities of the third-party manufacturers we use on a limited basis are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. The FDA inspected our Carlsbad,

California facilities in November 2009, and non-compliance items were cited on an FDA Form 483 that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies. The FDA is currently reviewing such responses and performing follow-up inspections related to the Form 483 and the responses.

An additional FDA inspection was conducted in January 2010, and non-compliance items were cited on an FDA Form 483 that we received following the inspection. Following receipt of the Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies. The FDA is currently reviewing such responses and performing follow-up inspections related to the Form 483 and the responses.

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

Patents

As of December 31, 2009, we owned 25 issued U.S. patents, 16 issued foreign patents and 65 pending patent applications, including 28 pending U.S. applications, 16 pending international applications (PCT) and 21 pending foreign national applications. In addition, as of December 31, 2009 we have licensed or otherwise acquired rights to 33 U.S. patents, and patent pending applications. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

A patent infringement suit brought against us or any strategic partners, co-developers or licensors may force us or strategic partners, co-developers or licensors to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or strategic partners, co-developers or licensors rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if strategic partners, co-developers, licensors or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business financial condition and results of operations.

License and Supply Agreements

In 2007, as part of our product development strategy, we began entering into agreements with third parties that enable us to develop, commercialize and/or distribute products for the treatment of spinal disorders that are based upon technology owned by such third parties.

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

On April 16, 2009, Alphatec Spine and Stout entered into an amendment to the license agreement. Under the original license agreement, our minimum royalty obligation began in 2009. Pursuant to the amended license agreement, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the FDA. In addition, under the terms of the amended license agreement, Stout has the ability to terminate the license agreement if we are not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that we have the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, we were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the amended license agreement, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms to the license agreement were not changed.

GLIF License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with JGMG Bengochea, LLC, or JGMG, which provided Alphatec Spine with an exclusive worldwide license to develop and commercialize JGMG’s guided lumbar interbody fusion system, or the GLIF system. The GLIF system is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the agreement include an issuance of our common stock to JGMG, a portion of which common stock is subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2009; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2010. The term of the license agreement on a country-by-country basis and on a product-by-product basis with respect to each licensed patent is the longer of (i) the last patent to expire that is contained in a licensed product, or (ii) 20 years. Alphatec Spine has the right to terminate the license agreement for convenience upon 30 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement with Progressive Spinal Technologies LLC, or PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to a pedicle screw designed to be used for patients with osteopenic bone or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients with osteopenic bone or poor bone density who are not viable candidates for procedures that use the current standard pedicle screw. The parties amended certain financial terms of this agreement in January 2009. The financial terms of the agreement include a cash payment payable following the execution of the agreement; development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The license agreement contains a provision that limits the number of shares that may be issued pursuant to the license agreement to less than 19.99% of our issued and outstanding common stock. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

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

In December 2009, we entered into a third amendment to the OsseoScrew License Agreement which provides us with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. Under the Amended and Restated OsseoScrew License Agreement, the timing and payment of a $0.5 million development and sales milestone payment and royalty payment have been adjusted. The Company recorded a charge for in-process research and development, or IPR&D, of $0.5 million in the fourth quarter of 2009 upon completion of an animal study, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties begin in 2010 instead of 2009.

Agreements Executed in 2008

Expandable Interbody Device License Agreement

On March 10, 2008, Alphatec Spine and Stout entered into a license agreement, the Expandable VBR License Agreement, which provides Alphatec Spine with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. The licensed technology relate to an expandable metallic device that is designed to be implanted into the disc space and then expanded during spine surgery. The financial terms of the Expandable VBR License Agreement include: (i) a cash payment payable following the execution of the Expandable VBR License Agreement; (ii) the issuance of shares of our common stock following the execution of the Expandable VBR License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009.

On April 15, 2009, we entered into an amendment to the Expandable VBR License Agreement. Under the Amended and Restated License Agreement, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the Amended and Restated License Agreement was revised. Under the original license agreement, the Company’s minimum royalty obligation began in 2010. Pursuant to the Amended and Restated License Agreement, if we are required to initiate a clinical trial to obtain clearance from the FDA for a licensed product, the minimum royalty obligation is suspended until such licensed product obtains regulatory approval. In addition, under the terms of the Amended and Restated License Agreement, Stout has the ability to terminate the Amended and Restated License Agreement if we have not filed for regulatory approval to market and sell a licensed product within an allotted time period; provided that we have the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, we were to make a regulatory filing for the marketing and sale of a licensed product, such termination would be null and void. Pursuant to the Amended and Restated License Agreement, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms to the original license agreement were not changed.

Additionally, effective March 31, 2009 we entered into an amendment to the developmental consulting agreement that the parties had entered into in March 2008 pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, we had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such fees. Pursuant to the Amended and Restated Consulting Agreement, Stout returned such $0.4 million to us in April 2009. The terms of the Amended and Restated Consulting Agreement call for us to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of our restricted stock that we had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms to the original consulting agreement were not changed.

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

Agreements Executed in 2009

Stand-Alone Spacer Assignment Agreement

In January 2009, Alphatec Spine entered into an assignment agreement, the Patent and Technology Assignment Agreement, with Spine Vision, S.A, or Spine Vision, that provides Alphatec Spine with the rights, title and interest in and to certain patents and technology of Spine Vision that relate to a stand-alone interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an up front fee of $500,000; and (ii) a royalty payment.

Stand-Alone Anterior Lumbar Interbody Fusion Device License Agreement

In June 2009, we entered into a Cross License Agreement, or the ISI License Agreement, with International Spinal Innovations, LLC, or ISI, that provides us with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

Supply Agreement with AFCell

In February 2009 Alphatec Spine entered into a supply and distribution agreement with AFCell, or the AFCell Agreement, which provides Alphatec Spine with the right to market and sell our privately labeled AmnioShield product; an in vivo wound covering derived from the amniotic membrane that delivers a defensive barrier at the site of surgery. The financial terms of the AFCell Agreement include an initial payment to secure semi-exclusive distribution rights.

Helifuse/Helifix License Agreement

In February 2009, Alphatec Spine entered into a License Agreement with Helix Point, LLC, the Helifuse/Helifix License Agreement, that provides Alphatec Spine with a worldwide license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of lumbar spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of our common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2010; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

Supply Agreement with ETEX Corporation

In October 2009, Alphatec Spine entered into a supply and distribution agreement with ETEX Corporation, or the ETEX Agreement, which provides Alphatec Spine with the rights to market and sell ETEX’s EquivaBone and CarriGen products in the U.S and Europe, excluding Spain. The financial terms of the ETEX Agreement include: (i) minimum purchase commitments during the first, second and third year following execution of the agreement of $2.3 million, $3.4 million and $4.5 million, respectively.

Agreements Executed in 2010

Distribution Agreement with Parcell Spine, LLC

In January 2010, we entered into an exclusive distribution agreement with Parcell Spine, LLC, or the Parcell Agreement, that provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million shares of our common stock following the successful completion of the pre-clinical study; and (iv) sales milestone payments in cash and our common stock.

Trademarks

As of December 31, 2009, we have U.S. trademark registrations corresponding to the following marks: Alpha symbol design/logo, Alphagraft, Alphatec, Alphatec Spine, Inc. logo, Alphatec Spine design/logo, Chorus, Connect, Corlok, Cortek, C design, Cortek design/logo, Deltaloc, Dovetome, Duet, Illico, Novel, Osteocor, Polylok, Solanas, Solo, Solutions for the Aging Spine, Tamarack, Trestle, Venta and Zodiac. In addition, as of

December 31, 2009, we have 13 U.S. trademark applications pending that correspond to the following marks: AmnioShield, Aging Spine Center design/logo, Alphagraft Profuse, ARC and design/logo, Deltaloc RVL, Hēlifix, Hēlifuse, Motion In Fusion, OsseoFix, OsseoFix+, OsseoScrew, OsseoSleeve and Solus.

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

Japan

In Japan, certain medical devices classified as “highly controlled” must be approved prior to importation and commercial sale by the Ministry of Health, Labour and Welfare, or MHLW, pursuant to the Japanese Pharmaceutical Affairs Law. Manufacturers of medical devices outside of Japan which do not operate through a Japanese entity are required to appoint a contractually bound authorized representative to directly submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy and may require that the product be tested in Japanese laboratories. After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, including administrative inspections and recommendations; recall or seizure of products; operating restrictions, including partial suspension or total shut down of marketing activity in Japan; withdrawal of product approvals; and criminal prosecution by a public prosecutor, including criminal fines and/or imprisonment.

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

Compliance with Fraud and Abuse Laws and Other Applicable Statutes

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that, in circumstances where all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have anti-kickback laws that are similar to the federal law, including penalties, fines, sanctions for violations, and exclusions from state or commercial programs.

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. Penalties for violating the Stark Law include fines, civil monetary penalties and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions or safe harbors.

We have entered into various service agreements with some surgeons, including some who make clinical decisions to use our products. In addition, some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for services performed. These transactions were structured with the intention of complying with all applicable laws, including the Stark Law and state anti-referral laws.

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

The federal government regularly evaluates the manner in which medical devices, such as our products, are marketed to doctors and other professionals. Recently, a law was proposed, the “Physician Payment Sunshine Act of 2009,” by Senators Grassley (IA) and Kohl (WI). This proposed legislation would require device manufacturers that are reimbursed by Medicare, Medicaid, or SCHIP to submit reports to the Department of Health and Human Services, or HHS, if they provide aggregate payments or transfers of value of $100 or more in a year to a physician or physician group. The proposed legislation would also require that the information submitted be publicly available on the HHS website. For an unintentional failure to report, device manufacturers would be fined between $1,000-$10,000 for each payment not reported, with a cap of $150,000 per year. For an intentional failure to report, the fines would be $10,000-$100,000 for each payment not reported with a cap of $1 million per year. This legislation would not preempt state laws that are more restrictive.

There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively. Other states have enacted or proposed similar legislation requiring the disclosure of payments by device manufacturers to physicians.

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

Employees

As of December 31, 2009, we had approximately 300 employees worldwide in the following areas: sales, physician services, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees is represented by a labor union or is subject to any collective bargaining agreement.

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

Global economic and credit market conditions could affect a portion of our client base, subcontractors and suppliers, which could materially affect our backlog and profits.

Volatility and disruption in the global capital and credit markets in 2008 and 2009 has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect the borrowing capacity of us or our suppliers and customers, which support the continuation and expansion of our sales worldwide, and could result in suppliers not being able to supply us with raw materials or finished goods or payment delays or defaults by our customers. In addition, in response to current market conditions, vendors or customers may choose to seek contract terms more favorable to them. Finally, our ability to expand our business could be limited if, in the future, we are unable to raise capital, on favorable terms or at all.

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

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2009, a large portion of U.S. spine fusion product revenues were generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc., Depuy Spine, a subsidiary of Johnson & Johnson, Stryker Spine, and Synthes Spine. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 37.2% and 36.6% of our net sales for 2009 and for 2008, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations. On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we owe Cross royalty payments on sales of certain products containing polyaxial pedicle screw components. While we believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on our financial condition and results of operations.

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

Our sales and marketing efforts in the U.S. are largely dependent upon third parties, some of which are free to market products that compete with our products.

As of December 31, 2009, approximately 25% of our independent distributors in the U.S also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

We must retain the current distributors of our products and attract new distributors of our products.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and allograft, which is human tissue donated by a third party. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2009, 2008 and 2007, approximately 20% of our revenues each year were derived from products manufactured using PEEK.

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

Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for tissue-based products and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of tissue-based products. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of tissue-based product technologies. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors, which could have a negative effect on our tissue-based products business.

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

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly vigilant and sales of our products in foreign countries are subject to rigorous foreign regulations. We rely on Alphatec Pacific, Inc. with respect to compliance with Japanese regulations. In other parts of the world we will need to ensure that our products are sold in compliance with local regulations on a country-by-country basis. Any failure to comply with applicable regulations could result in restrictions on the sale of our products in foreign countries.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support 510(k) application. In connection with the 510(k) application we filed for the OsseoFix system, the FDA required clinical data to support the 510(k) application. Currently, we are not certain as to whether any additional products in our pipeline will require a clinical trial to support such product’s 510(k) application. In addition, the FDA is currently re-examining its 510(k) clearance process for medical devices and any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarketing review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

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

To date, all of our medical device products requiring FDA approval or clearance that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. We have no experience in obtaining approval for a device through the 510(k) clinical trial process or the PMA process.

Our tissue-based products and related technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

The FDA may regulate certain tissue-based products as medical devices, drugs or biologics if the product is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future tissue-based products are more than minimally manipulated or indicated for nonhomologous use, it would require us to either obtain 510(k) clearance or a PMA approval if the tissue-based product is viewed as a medical device or obtain approval as a drug or biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our tissue-based products, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Thus, the FDA’s 510(k) clearance process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the U.S., we will be unable to commercialize these products.

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

As a result of our last two inspections, which were conducted in November 2009 and January 2010, non-compliance items were cited on two FDA Form 483s, which is a notice of inspection observation that we received following the inspections. Following receipt of each Form 483, we submitted a formal response in which we indicated the steps that we had taken to correct the noted deficiencies. The FDA is currently reviewing such responses.

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

Our future revenue growth depends to a significant extent on our ability to expand in the Japanese, European and other foreign markets. If our revenue growth is slower than expected in these markets, our future revenue targets may not be achieved.

We believe that many of the primary barriers to success in the market for spinal products in Japan, Europe and other foreign markets are similar to those in the U.S., including the challenges of increasing market penetration, expanding the size and quality of each region’s sales force and obtaining regulatory approval for products. There can be no assurance, however, that we will achieve expected revenue growth in these markets. If we experience slower than expected revenue growth in these markets, our revenues from our overseas businesses may not increase as anticipated, making it more difficult for us to achieve our future revenue growth targets.

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

A deep and potentially prolonged global recession began in the U.S. in December 2007. In mid-February 2009, The Federal Reserve warned that the U.S. economy faces an “unusually gradual and prolonged” period of recovery from this deep and recessionary period. The financial and credit crisis also triggered a period of upheaval characterized by bankruptcy, failure, collapse or sale at nominal amounts of various financial institutions. Despite the unprecedented level of intervention in the credit markets by the U.S. and foreign governments that has already occurred and is likely to continue to occur, this crisis could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our current credit facility. The financial and credit crisis could make it difficult or, in many cases, impossible for our customers to borrow money to fund their operations. Their lack of or limited access to capital may adversely affect their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facility, will be sufficient to fund our projected operating requirements through December 31, 2010. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

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

We are required to maintain compliance with financial covenants in our credit facility, which include a minimum level of revenues and a minimum level of adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income and expense items). The minimum covenants are consistent each quarter during fiscal 2010. In order to meet the covenants for 2010, we will need to achieve growth over our historical revenue and earnings levels. If we are not able to achieve planned revenue growth or incur costs in excess of our forecast, we could be in default of the credit facility and the Lenders would have the right to declare the loan immediately due and payable. To secure the repayment of any amounts borrowed under this credit facility, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the approval of the lenders. The credit facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. A nonappealable judgment in excess of $100,000 that is unsatisfied for a period of ten days is also defined as an event of default.

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

Our operations outside of the U.S. are primarily in Japan and the European Union, although we also sell products in Hong Kong and South America. Certain risks are inherent in international operations, including:

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

While a majority of our business is denominated in U.S. dollars, we maintain operations in foreign countries, primarily Japan and the European Union. Sales of our products in a foreign country may require payments in the local currency. Consequently, fluctuations in the rate of exchange between the U.S. dollar and certain other currencies may affect our results of operations and period-to-period comparisons of our operating results. For example, if the value of the U.S. dollar were to fall relative to the Japanese Yen or the Euro, then our reported revenues would increase when we convert the higher valued foreign currency into U.S. dollars. If the value of the U.S. dollar were to increase in relation to the Japanese Yen or the Euro, then there would be a negative effect on the value of our sales in Japan or Europe to the extent our revenues in Japanese Yen or Euros are in excess of our Japanese Yen costs or Euro costs, respectively at the time that we converted amounts to U.S. dollars in connection with the preparation of our financial statements. We do not currently engage in hedging or similar transactions to reduce these risks.

Risks Related to Our Intellectual Property Regulatory Penalties and Potential Litigation

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components of those products, the methods of using those products, or the methods we employ in processing those products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be inadvertently infringing, of which we are unaware. As the number of participants in the market for spine disorder devices and treatments increases, the possibility of patent infringement claims against us increases. On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we owe Cross royalty payments on sales of certain products containing polyaxial pedicle screw components. While we believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on our financial condition and results of operations.

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

In January 2004, AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. The AdvaMed Code was recently revised to make it more stringent with respect to interactions with healthcare professionals. The revised AdvaMed Code went into effect in July 2009. We have adopted the new aspects of the revised AdvaMed Code. Nevertheless, the sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. Proposed federal legislation would require detailed disclosure of payments made to health care professionals, and several states have adopted similar statutes. In addition, prosecutorial scrutiny and governmental oversight over some major device companies regarding the retention of healthcare professionals as consultants has affected and may continue to affect the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and are providing training on these policies. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Because tissue-based products entail a potential risk of communicable disease to human recipients, we may be the subject of product liability claims regarding our tissue-based products.

Our tissue-based products may expose us to additional potential product liability claims. The development of tissue-based products entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

The manufacture of certain of our products, including our tissue-based implants, involves the controlled use of biological, hazardous and/or radioactive materials and waste. Our business and facilities and those of our suppliers are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines. This liability could exceed our resources and any applicable insurance. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites, even if such contamination was not caused by us. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.

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

Based on shares outstanding at December 31, 2009, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 47.0% of our outstanding common stock. As a result, these persons will have the ability to significantly impact the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing our change in control;

•	impeding a merger, consolidation, takeover or other business combination involving us;

•	causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders; or

•	reducing our public float held by non-affiliates.

Certain members of our Board of Directors also serve as officers and directors of HealthpointCapital, its affiliates and other portfolio companies.

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of December 31, 2009, HealthpointCapital owned approximately 38.1% of our outstanding common stock. HealthpointCapital and its affiliates may make investments and hold interests in businesses that compete directly or indirectly with us. HealthpointCapital owns a majority interest in Scient’x, a spinal implant company. In December 2009 we entered into an agreement to purchase 100% of the issued and outstanding shares of Scient’x. See Note 15 of the Financial Statements, “Subsequent Events-Agreement to Acquire Scient’x”. The Chairman of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. Messrs. Berkowitz, Foster, O’Neil and Molson also have financial interests in HGP, LLC, HGP II, LLC and HealthpointCapital, LLC and direct limited partnership interests in HealthpointCapital, LLC. Such directors may have obligations to HealthpointCapital, HealthpointCapital, LLC, HGP, LLC, HGP II, LLC and to investors in those companies and other portfolio companies of HealthpointCapital and its affiliates, the fulfillment of which might not be in the best interests of us or our stockholders. Messrs. Berkowitz, Foster and Molson are members of the Board of Directors of either Scient’x or an affiliate of Scient’x.

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

Risks Related to our Proposed Acquisition of Scient’x

We will issue a large number of shares of common stock in connection with our proposed acquisition of substantially all of the shares of Scient’x, or the Share Purchase, which will result in substantial dilution to our existing stockholders. Our stockholders may not realize a benefit from the Share Purchase commensurate with the ownership dilution they will experience in connection with the Share Purchase.

The consideration for our proposed acquisition of Scient’x consists of shares of our common stock. We will issue 24,000,000 shares of our common stock, or the Share Purchase Shares, in consideration for 100% of the outstanding shares of Scient’x, which represents 45.7% of our voting shares prior to the issuance and will represent 31.3% of our voting shares following the issuance, based on our outstanding capital stock at December 15, 2009. Our issuance of the Share Purchase Shares will result in substantial percentage dilution of our existing stockholders’ ownership interests. Our issuance of the Share Purchase Shares may also have an adverse impact on our net income per share in fiscal periods that include (or follow) the closing of the Share Purchase.

If we are unable to realize the strategic and financial benefits currently anticipated from the Share Purchase, our stockholders will have experienced substantial dilution of their ownership interest without receiving commensurate benefit.

The actual value of the consideration we will pay to the Scient’x shareholders may exceed the value allocated to it at the time we entered into the Share Purchase Agreement.

Under the share purchase agreement that we entered into with Scient’x, or the Share Purchase Agreement, the number of shares of common stock we will issue as consideration at closing is fixed, and there will be no adjustment for changes in the market price of our common stock. Neither we nor the Scient’x shareholders are permitted to “walk away” from the Share Purchase nor are we permitted to re-solicit the vote of our stockholders solely because of changes in the market price of our common stock between the signing of the Share Purchase Agreement and the closing. Our common stock has historically experienced significant volatility. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The value of the shares we issue to acquire Scient’x may be significantly higher at the closing than when we entered into the Share Purchase Agreement.

If the conditions to the closing of the Share Purchase are not met, the Share Purchase will not occur, which could adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Specified conditions must be satisfied or waived before the Share Purchase can be completed, including, without limitation, obtaining the requisite approval of our stockholders with respect to our proposed issuance of common stock in the Share Purchase. We cannot assure you that each of the conditions will be satisfied.

If the conditions are not satisfied or waived in a timely manner and the Share Purchase is delayed, we may lose some or all of the intended or perceived benefits of the transaction which could cause our stock price to decline and harm our business. If the acquisition is not completed for any reason, our stock price may decline to the extent that the current market price reflects a market assumption that the Share Purchase will be completed.

In addition, we will be required to pay our costs related to the acquisition even if the Share Purchase is not completed, such as amounts payable to legal and financial advisors and independent accountants, and such costs are significant. All of these costs will be incurred whether or not the transaction is completed.

The integration of us and Scient’x may not be completed successfully, cost-effectively or on a timely basis.

After completing the acquisition of Scient’x, we will have significantly more assets and employees to manage than we did prior to the acquisition. The integration process will require us to significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of us and Scient’x. There is a significant degree of difficulty and management involvement inherent in that process. These difficulties include, among others:

•	the diversion of management’s attention from the day-to-day operations of the combined company;

•	the management of a significantly larger company than before completion of the Share Purchase;

•	the assimilation of Scient’x employees and the integration of two business cultures;

•	challenges in attracting and retaining key personnel;

•	the integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate Scient’x’s operations with our own. For example, the costs of achieving systems integration may substantially exceed our current estimates. As a non-public, non-U.S. company, Scient’x has not had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing its systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business after completion of the acquisition. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and its results of operations and financial condition may be harmed.

Failure to complete the Share Purchase could harm our common stock price and future business and operations.

If the Share Purchase is not completed, we may be subject to the following risks:

•	the price of our common stock may decline;

•	we will not realize our expected benefits of the Share Purchase;

•	under certain circumstances we will be required to pay HealthpointCapital a termination fee of $3.2 million; and

•

the costs incurred by us, and certain costs incurred by the Scient’x shareholders, related to the Share Purchase, such as certain accounting fees, must be paid by us even if the Share Purchase is not completed.

The Share Purchase may be completed even though material adverse changes may result from the announcement of the Share Purchase, industry-wide changes and other causes.

In general, either party can refuse to complete the Share Purchase if there is a material adverse change affecting the other party between December 17, 2009, the date of the Share Purchase Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Share Purchase, even if such change would have a material adverse effect on us or Scient’x, including:

•

changes resulting from general political, business, economic or securities markets conditions or conditions generally affecting the spinal implant industry which do not disproportionately affect either Scient’x or us, as applicable, relative to other participants in the spinal implant industry;

•	natural disasters, acts of war or other hostilities or terrorism;

•

the loss of customers, prospective customers, suppliers, prospective suppliers, employees, prospective employees, business relationships or prospective business relationship as a result of the announcement, pendency or consummation of the Share Purchase;

•	changes in any applicable accounting regulations or principles or the interpretation thereof; or

•	a failure to meet revenue, earnings or other projections, excluding any underlying effect that may have caused such change.

If adverse changes occur but we and the Scient’x shareholders still complete the Share Purchase, our stock price may suffer.

The market price of our common stock may decline as a result of the Share Purchase.

The market price of our common stock may decline as a result of the Share Purchase for a number of reasons including if:

•	we do not achieve the perceived benefits of the Share Purchase as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Share Purchase on our business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on our business and prospects from the Share Purchase.

As shares of our common stock issued in the Share Purchase become eligible for resale, the sale of those shares could adversely impact our stock price.

All of the shares of our common stock issued in the Share Purchase will be restricted securities and may not be sold absent registration under the Securities Act or pursuant to Rule 144 or another available exemption from registration. We have agreed to enter into a registration rights agreement among us and the Scient’x shareholders effective as of the closing date pursuant to which we will agree under certain circumstances to register for resale the Share Purchase Shares and all of our other shares held by the Scient’x shareholders that are restricted from sale under the Securities Act, including all of our shares currently held by HealthpointCapital. Accordingly, the Share Purchase Shares, which represent a substantial number of shares of our common stock, will become eligible for resale 180 days after the closing date under Rule 144, and such shares and our other shares held by HealthpointCapital will become eligible for resale without restrictions if we file and have declared effective a registration statement with the SEC for the resale of such shares. Our stock price may suffer a significant decline as a result of the sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

Risks Related to the Combined Business Following the Share Purchase

We may face challenges in integrating our business with Scient’x and, as a result, we may not realize the expected benefits of the proposed Share Purchase.

Even though our and Scient’x’s businesses are relatively distinct, integrating the operations and personnel of us and Scient’x will require a significant investment of management’s time and effort as well as the investment of capital, particularly with respect to information systems. The successful integration of us and Scient’x will require, among other things, coordination of certain manufacturing operations and sales and marketing operations and the integration of Scient’x operations into our organization. The diversion of the attention of our and Scient’x’s senior management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined business.

The inability to successfully integrate the operations and personnel of us and Scient’x, or any significant delay in achieving integration, could have a material adverse effect on the combined business after the completion of the acquisition, and, as a result, on our cash flows, results of operations and financial position.

The future profitability, growth and success of our combined business will also depend on our ability to achieve further product cost reductions by our combined operations.

The future profitability and growth of our combined business depends upon our ability to achieve further product cost reductions by our combined operations, including improved operating and manufacturing efficiencies and marketing and research and development synergies. If product cost reductions are not achieved on a timely basis, the future profitability of our combined business will be delayed and may not be delivered.

The combined business will be subject to an increased risk of costly and damaging product liability claims and may not be able to maintain sufficient product liability insurance to cover claims against us.

With the expansion of our product offerings, the combined company will be subject to an increased risk of product liability claims. If any of our or Scient’x’s products is found to have caused or contributed to injuries or deaths, we could be held liable for substantial damages. Claims of this nature may also adversely affect our reputation, which could damage our position in the market. Although neither Alphatec nor Scient’x has been a party to any material product liability claims, it is reasonably likely that the combined business will be party to future product liability claims. Although we maintain insurance, including product and excess liability insurance, we cannot provide assurance that any claim that may be brought against us will not result in court judgments or settlements in amounts that are in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance.

Any product liability claim brought against the combined company, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure additional insurance coverage in the future. A product liability claim, whether meritorious or not, could be time consuming, distracting and expensive to defend and could result in a diversion of management and financial resources away from our primary business, in which case our business may suffer.

We expect to increase the level of our insurance coverage following the completion of the proposed Share Purchase, however, future claims could exceed our applicable insurance coverage.

The combined companies will continue to maintain insurance for property and general liability, directors’ and officers’ liability, products liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Although we may increase the level of our insurance coverage following the completion of the Share Purchase, future claims could exceed our applicable insurance coverage, or in some instances our coverage may not cover the applicable claims.

We expect to incur significant costs associated with the proposed Share Purchase.

We estimate that us and Scient’x will incur direct transaction costs of approximately $6.8 million, of which $3.5 million relates to total expenses to be incurred by us in connection with the proposed Share Purchase. In addition, the combined business may incur charges to operations that we cannot currently reasonably estimate in the quarter in which the Share Purchase is completed or the following quarters to reflect costs associated with integrating the two businesses. There can be no assurance that the combined business will not incur additional charges relating to the transaction in subsequent periods, which could have a material adverse effect on our cash flows, results of operations and financial position.

The success of the combined business will depend on the services of each of our senior executives as well as certain key engineering, scientific, manufacturing, clinical and marketing personnel, the loss of whom could negatively affect the combined business.

Our success has always depended upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development and manufacturing executives and managers. Following the completion of the Share Purchase, this will be even more important as we work to integrate our businesses. For both us and Scient’x, much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. The failure of key employees to remain with the combined business could be harmful to the success of the combined business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. Most of the combined business’s employees have agreements which impose obligations that may prevent a former employee from working for a competitor for a period of time; however, these clauses may not be enforceable, or may be enforceable only in part.

The combined business will continue to require significant capital to build the business, and financing may not be available to us on reasonable terms, if at all.

The combined business will continue to require significant working capital for the manufacture of implants and instrumentation and marketing and research and development activities as well as the expansion and integration of Scient’x’s operations. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that we will be able to obtain additional public or private financing in amounts, or on terms, acceptable to us, or at all.

Our executive officers and directors, together with their affiliates and related persons, own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

Our directors and executive officers and their affiliates, including HealthpointCapital, will beneficially own, in the aggregate, approximately 57.8% of our outstanding shares of common stock (not including options, warrants or other convertible securities) assuming the issuance of 24,000,000 shares of our common stock to acquire all of the issued and outstanding shares of Scient’x, based on our outstanding capital stock at February 9, 2010. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

•	delaying, deferring or preventing, or alternatively, accelerating or causing, a change in control of our company;

•	entrenching our management and/or board of directors;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Scient’x was named as a defendant in a qui tam complaint, and despite the fact that the matter was dismissed without prejudice, the government continues to review the allegations raised in the complaint.

On August 13, 2009, a complaint filed under the qui tam provisions of the Federal False Claims Act, or the FCA, that had been filed by private parties against Scient’x’s subsidiary, Scient’x USA, Inc., or Scient’x USA, was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). Such complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. Under the FCA, the United States Department of Justice, Civil Division, or DOJ, had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x USA, or to decline to intervene and allow the private plaintiffs to proceed with the case. On August 7, 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. On December 4, 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice and the Attorney General consented to such dismissal on December 14, 2009.

The matter was dismissed without prejudice on December 15, 2009. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. Scient’x USA believes that its business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint if further litigation is instituted. To date, Scient’x USA has not been subpoenaed by any governmental agency in connection with the governmental review. The ultimate outcome of any governmental review is difficult to estimate. A negative outcome of a governmental review is likely to have a material effect on the combined business’s cash flows, results of operations and financial position.

If Scient’x fails to comply with regulatory requirements, regulatory agencies may take action against it, which could significantly harm its business.

Scient’x’s products are subject to continual requirements and review by the FDA and other regulatory bodies. Even if Scient’x receives regulatory approval for one of its products, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. For example, on October 5, 2009, the FDA issued an order requiring manufacturers of certain spinal implant products, including Scient’x USA, to conduct postmarket surveillance studies to develop additional safety and effectiveness data. As a result of this notice from the FDA, Scient’x plans to conduct a postmarket study on its Isobar Evolution rod. In addition, the FDA recently issued a deficiency letter requesting additional data for the Isobar Evolution rod. Scient’x plans to respond to the FDA and has received permission to continue marketing the products while addressing the FDA’s request. If Scient’x is not able to successfully satisfy the requests of the FDA for clinical information and/or data, Scient’x may not be able to continue to market these products in the United States, which could have an impact on the combined business’s cash flows, results of operations and financial position.

Scient’x conducts a significant amount of its sales activity outside of the United States, which subjects it to additional business risks and may adversely affect the combined business’s results of operations and financial condition due to increased costs.

During the year ended December 31, 2008, Scient’x derived approximately $35.6 million, or 79.4% of its net sales from sales of its products outside of the United States. The combined business intends to continue to pursue growth opportunities in sales internationally, which could expose it to additional risks associated with international sales and operations that we do not currently face. Scient’x’s international operations are, and the combined business’s international operations will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potentially taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.

In addition, Scient’x is subject to risks arising from currency exchange rate fluctuations, which could increase the combined business’s costs and may adversely affect its results of operations. The U.S. dollar value of Scient’x’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of Scient’x’s foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on the combined business’s results of operations. Scient’x’s consolidated net sales were negatively affected by approximately 1.3% during the year ended December 31, 2008 as a result of the impact of foreign currency translation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our and Scient’x’s credit facility;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	loss of key personnel;

•	liability resulting from litigation;

•	failure to complete the Share Purchase or to realize the benefits of the proposed Share Purchase;

•	our failure to successfully integrate us and Scient’x; and

•	liability resulting from a governmental review of our or Scient’x’s business practices.

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

Our corporate office and our manufacturing facilities are located in Carlsbad, California. In the first quarter of 2008 we entered into two new leases for adjacent operating locations in Carlsbad and consolidated all of our operations into such locations by the second quarter of 2009. The table below provides selected information regarding our current material operating leased locations.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	January 2016

Carlsbad, California	Product design and manufacturing	73,480	January 2017

Item 3.	Legal Proceedings

Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P., our majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. In August 2009, prior to going to trial on the claims that had not been dismissed, the Company, HealthpointCapital, LLC and all of the claimant surgeons settled all matters related to this litigation. Under the settlement, all lawsuits involving the parties that were related to this matter were dismissed with prejudice. The financial terms of the settlement are as follows: (i) a cash payment of $1.5 million; (ii) the issuance of $0.5 million of shares of the Company’s common stock described below; and (iii) a quarterly royalty of 1.5% on net sales of certain products through May 15, 2012, with a guaranteed minimum payment of $150,000 per quarter. In exchange, the Company received rights to all intellectual property related to the development work performed by the claimant surgeons. On August 31, 2009, pursuant to the settlement documents, we issued 114,766 shares of our common stock at a price per share of $4.35. The resale of such shares has not been covered by a registration statement. Six months after the issuance, the value of such stock ($0.5 million) will be measured against the then-current value of our common stock on such date. If there is a negative variance, additional shares will be issued to ensure that the value of all shares on the six-month anniversary date equals $0.5 million. If there is a positive variance, then shares will be forfeited to ensure that the value of all shares on such six-month anniversary date equals $0.5 million.

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we owe Cross royalty payments on sales of certain products containing polyaxial pedicle screw components. While we believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on our financial condition and results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ATEC.” The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

Year Ended December 31, 2009	High	Low
First quarter	$3.18	$1.10
Second quarter	3.83	1.50
Third quarter	5.51	2.95
Fourth quarter	5.48	4.05

Year Ended December 31, 2008	High	Low
First quarter	$6.53	$4.50
Second quarter	5.58	4.03
Third quarter	5.15	2.16
Fourth quarter	5.00	1.51

Stockholders

As of February 26, 2010, there were approximately 202 holders of record of an aggregate 54,136,268 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In February 2009, Alphatec Spine entered into a License Agreement with Helix Point, LLC, or the Helifuse/Helifix License Agreement that provides Alphatec Spine with a worldwide license to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement included the issuance of $0.4 million of shares of our common stock to Helix Point. In March 2009, we issued 174,129 shares of common stock at an average price per share of $2.01 and an aggregate value of $0.4 million.

Pursuant to an agreement dated December 5, 2008, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, and Oxford Finance Corporation, or Oxford. In connection with such Loan and Security Agreement SVB received a warrant to purchase 190,476 shares of our common stock at $1.89 per share, exercisable for a term of 10 years and Oxford received a warrant to purchase 285,714 shares of our common stock at $1.89 per share, exercisable for a term of 10 years. In September 2009, one of the lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the issuance of 113,388 shares of our common stock to the lender. The net value of the shares issued was $530,000.

In June 2009, we entered into a cross license agreement, or the ISI License Agreement, with International Spinal Innovations, LLC, or ISI, that provides us with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement included the issuance of 260,000 shares of our common stock following the execution of the ISI License Agreement. We issued 260,000 shares of our common stock at a price per share of $3.32 and an aggregate value of $863,200.

During the second quarter of 2009, we successfully completed one of our development milestones relating to our OsseoScrew License Agreement with PST and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million, or 567,821 shares of our common stock.

On August 31, 2009, pursuant to the settlement documents entered into in connection with the litigation with claimant surgeons described above in Part I, Item 3 of this Annual Report on Form 10-K, we issued 114,766 shares of our common stock at a price per share of $4.35 and an aggregate value of $0.5 million.

These issuances of securities were made in reliance on an exemption from the registration provisions of the Securities Act set forth in Rule 506 of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2009 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
October 2009	—	$—	—	—
November 2009	—	$—	—	—
December 2009	—	$—	—	—

(1)	Not included in the table above are 18,990 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to us for each of the five years in the period ended December 31, 2009. The selected consolidated financial data for each of the five years in the period ended December 31, 2009 set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Successor	Successor	Successor	Successor	Combined	Successor	Predecessor
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
	(In thousands, except per share amounts)
Revenues	$132,156	$101,313	$80,031	$74,005	$42,326	$36,276	$6,050

Operating loss	(9,557)	(27,806)	(19,686)	(22,114)	(15,043)	(13,967)	(1,076)

Net loss	(13,289)	(29,288)	(20,202)	(25,816)	(14,054)	(12,865)	(1,189)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	—	(3,450)	(7,601)	(7,601)	—

Net loss available to common stockholders	$(13,289)	$(29,288)	$(20,202)	$(29,266)	$(21,655)	$(20,466)	$(1,189)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.63)	$(0.54)	$(1.07)	$(1.19)	$(1.12)	$(0.13)

Weighted-average shares used in computing net loss per share:
Basic and diluted	49,292	46,290	37,283	27,238	18,201	18,201	9,211

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

Certain prior year balances have been reclassified in the accompanying selected consolidated financial data table to conform to the current year presentation. In our SEC filings for the year ended December 31, 2007 and prior years, our operating expenses in Japan were classified as general and administrative expenses. In this Annual Report on Form 10-K, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $3.6 million, $2.9 million and $1.2 million of general and administrative expense to sales and marketing expense for the years ended December 31, 2007, 2006 and 2005, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$10,085	$18,315	$25,843	$16,943	$2,180
Working capital	29,543	34,299	39,802	24,108	4,249
Total assets	161,888	155,548	147,240	129,277	109,139
Long-term debt, less current portion	23,631	26,488	1,954	3,111	1,728
Note payable to related party, less current portion	—	—	—	—	781
Redeemable convertible preferred, Rolling common and Series C common stock	—	—	—	—	99,413
Redeemable preferred stock	23,603	23,605	23,612	23,703	—
Total stockholders’ equity (deficit)	74,829	71,469	94,850	74,996	(19,257)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. Our broad product portfolio and pipeline includes a variety of spinal disorder products and systems focused on solutions addressing the cervical, thoracolumbar, intervertebral, minimally invasive, vertebral compression fracture, disorders related to poor bone quality, and spinal stenosis markets. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $8.5 billion in revenue in 2009 and is expected to grow between 10%-12% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA. In the U.S. our products have been used in over 12,900 and 10,700 surgeries in 2009 and 2008, respectively. In addition to selling our products in the U.S., we also sell our products in Japan, the European Union, South America and Hong Kong.

On December 17, 2009, we entered into a definitive agreement to acquire Scient’x, a global medical device company based in Guyancourt, France that designs, develops and manufacturers surgical implants to treat disorders of the spine. The transaction is structured as an all stock transaction such that 100% of outstanding Scient’x stock will be exchanged pursuant to a fixed ratio for 24,000,000 shares of our common stock. The transaction is currently expected to close by the end of the first quarter of 2010 and is subject to the approval of our shareholders.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the years ended December 31, 2009 and December 31, 2008, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through December 31, 2009, we licensed approximately 33 patent and patent applications from third parties. A discussion of our license agreements may be found in “Item 1—Business-Intellectual Property” included elsewhere in this Annual Report on Form 10-K.

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-allograft implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. Allograft product costs include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

In-process research and development. IPR&D consists of acquired research and development assets that were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

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

Income tax expense. Income tax expense consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock. Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock consists of the increase in carrying value of the redeemable convertible preferred, Rolling common and Series C common stock as a result of the periodic accretion to the estimated redemption value as of the earliest redemption date. All redeemable convertible preferred stock, Rolling common and Series C common stock was converted into a combination common stock and redeemable preferred stock at the closing of our initial public offering on June 2, 2006.

Results of Operations

The first table below sets forth the Company’s statements of operations data for the periods presented, and the second table below sets forth the statements of operations data expressed as a percentage of revenues for the periods presented. Statements of operations data for the period from March 18, 2005 to December 31, 2005 include the results of the Cortek business since its acquisition on September 9, 2005. Successor refers to Alphatec Holdings. Predecessor refers to Alphatec Spine prior to its acquisition by Alphatec Holdings on March 18, 2005. Combined refers to the combined results of Predecessor and Alphatec Holdings. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Successor	Successor	Successor	Successor	Combined	Successor (1)	Predecessor (1)
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
	(In thousands)
Revenues	$132,156	$101,313	$80,031	$74,005	$42,326	$36,276	$6,050
Cost of revenues	48,015	36,605	29,824	25,700	17,722	16,040	1,682

Gross profit	84,141	64,708	50,207	48,305	24,604	20,236	4,368
Operating expenses:
Research and development	13,487	12,965	6,360	3,589	967	751	216
In-process research and development	6,383	2,750	9,344	—	3,100	3,100	—
Sales and marketing (2)	51,513	42,437	33,545	36,027	19,313	16,220	3,093
General and administrative (2)	22,315	23,362	20,644	30,803	16,267	14,132	2,135
Litigation settlement	—	11,000	—	—	—	—	—

Total operating expenses	93,698	92,514	69,893	70,419	39,647	34,203	5,444

Operating loss	(9,557)	(27,806)	(19,686)	(22,114)	(15,043)	(13,967)	(1,076)
Other income (expense):
Interest income	67	374	793	701	129	129	—
Interest expense	(3,470)	(1,875)	(868)	(2,128)	(2,058)	(1,942)	(116)
Failed acquisition costs	—	—	—	(1,967)	—	—	—
Other income (expense), net	(86)	487	149	(38)	(119)	(124)	5

Total other income (expense)	(3,489)	(1,014)	74	(3,432)	(2,048)	(1,937)	(111)

Loss before taxes	(13,046)	(28,820)	(19,612)	(25,546)	(17,091)	(15,904)	(1,187)
Income tax (benefit) provision	243	468	590	270	(3,037)	(3,039)	2

Net loss	(13,289)	(29,288)	(20,202)	(25,816)	(14,054)	(12,865)	(1,189)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	—	(3,450)	(7,601)	(7,601)	—

Net loss available to common stockholders	$(13,289)	$(29,288)	$(20,202)	$(29,266)	$(21,655)	$(20,466)	$(1,189)

	Successor	Successor	Successor	Successor	Combined	Successor (1)	Predecessor (1)
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	March 18, 2005 to December 31, 2005	January 1, 2005 to March 17, 2005
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.3	36.1	37.3	34.7	41.9	44.2	27.8

Gross profit	63.7	63.9	62.7	65.3	58.1	55.8	72.2
Operating expenses:
Research and development	10.2	12.8	7.9	4.8	2.3	2.1	3.6
In-process research and development	4.8	2.7	11.7	—	7.3	8.5	—
Sales and marketing	39.0	41.9	41.9	48.7	45.6	44.7	51.1
General and administrative	16.9	23.1	25.8	41.6	38.5	38.9	35.3
Litigation settlement	—	10.8	—	—	—	—	—

Total operating expenses	70.9	91.3	87.3	95.1	93.7	94.2	90.0

Operating loss	(7.2)	(27.4)	(24.6)	(29.8)	(35.6)	(38.4)	(17.8)

Other income (expense):
Interest income	—	0.4	1.0	0.9	0.3	0.4	—
Interest expense	(2.6)	(1.9)	(1.1)	(2.9)	(4.9)	(5.4)	(1.9)
Failed acquisition costs	—	—	—	(2.6)	—	—	—
Other income (expense), net	(0.1)	0.5	0.2	(0.1)	(0.3)	(0.3)	0.1

Total other income (expense)	(2.7)	1.0	0.1	(4.7)	(4.9)	(5.3)	(1.8)

Loss before taxes	(9.9)	(28.4)	(24.5)	(34.5)	(40.5)	(43.7)	(19.6)
Income tax (benefit) provision	0.2	0.5	0.7	0.4	(7.2)	(8.4)	—

Net loss	(10.1)	(28.9)	(25.2)	(34.9)	(33.3)	(35.3)	(19.6)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	—	(4.7)	(18.0)	(21.0)	—

Net loss available to common stockholders	(10.1)%	(28.9)%	(25.2)%	(39.6)%	(51.3)%	(56.3)%	(19.6)%

Note:

(1)	See Note to the Selected Financial Data table included elsewhere in this Annual Report on Form 10-K for a description of the Successor and Predecessor.
(2)	Certain prior year balances have been reclassified in the accompanying selected consolidated financial data table to conform to the current year presentation. In our SEC filings for the year ended December 31, 2007 and prior years, our operating expenses in Japan were classified as general and administrative expenses. In this Annual Report on Form 10-K, we separated the Japanese sales and marketing expenses from the general and administrative expenses. This reclassification has no impact upon total operating expenses and net loss, and resulted in a reclassification of $3.6 million, $2.9 million and $1.2 million of general and administrative expense to sales and marketing expense for the years ended December 31, 2007, 2006 and 2005, respectively.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues. Revenues were $132.2 million for the year ended December 31, 2009 compared to $101.3 million for the year ended December 31, 2008, representing an increase of $30.8 million, or 30.4%. U.S. revenues of $104.6 million increased $23.1 million, or 28.3%, primarily due to increased sales of our new Illico product line and our existing Zodiac, Novel, Trestle, Biologics and Solanas product lines, partially offset by a decrease in our

Reveal product line. In addition, Asia revenues of $23.5 million increased $5.8 million, or 32.7%, due to both sales volumes, ($3.7 million), and the favorable affect of foreign currency exchange rates. European sales of $4.1 million increased $2.0 million, or 92.9%, due to the addition of European distributors in 2009 as compared to 2008.

Cost of revenues. Cost of revenues were $48.0 million for the year ended December 31, 2009 compared to $36.6 million for the year ended December 31, 2008, representing an increase of $11.4 million, or 31.2%. The increase was primarily due to $3.3 million in higher U.S. product costs associated with increased sales volume, increased royalty payments of $1.4 million due to increased sales volume, increased depreciation costs of $2.7 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.2 million due primarily to the additional intangible assets acquired in 2009. In addition, cost of revenues for Asia and Europe increased $3.3 million and $1.2 million, respectively. The increases were offset by reduced expenses for inventory reserves of $0.7 million.

Gross profit. Gross profit was $84.1 million for the year ended December 31, 2009 compared to $64.7 million for the year ended December 31, 2008, representing an increase of $19.4 million, or 30.0%. Gross margin of 63.7% of revenues for the year ended December 31, 2009 decreased 0.2 percentage points from the year ended December 31, 2008. The 0.2 percentage point decrease was primarily due to decreases in margin related to increased instrument depreciation (1.5 percentage points) and increased product costs (1.2 percentage points). These decreases in margin were partially offset by increases in margin related to reduced expenses for inventory reserves (1.1 percentage points), reduced royalty expenses (0.7 percentage points), reduced amortization expense (0.5 percentage points) and reduced other period costs (0.2 percentage points).

Research and development. Research and development expenses were $13.5 million for the year ended December 31, 2009 compared to $13.0 million for the year ended December 31, 2008, representing an increase of $0.5 million, or 4.0%. The increase was primarily due to an increase of $0.5 in clinical trial expenses, increases in compensation expenses of $1.1 million due to increased headcount, an increase in stock-based compensation expense of $0.4 million, partially offset by a decrease in project materials and prototype expenses of $0.5 million, a decrease of $0.2 million in recruiting and relocation costs due to more hiring activities in 2008, and a decrease in professional services and consulting expenses of $0.7 million.

In-process research and development. In-process research and development expenses were $6.4 million for the year ended December 31, 2009 compared to $2.8 million for the year ended December 31, 2008, representing an increase of $3.6 million, or 132.1%. In the year ended December 31, 2009, we incurred expenses of $4.1 million related to development milestones that were achieved in connection with a license from a third-party of intellectual property involving an expandable pedicle screw ($1.8 million in stock and $2.3 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to a stand-alone interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.2 million in cash and $0.4 million in stock), and $0.3 million combined for four in-process research and development collaborations with third parties. In the year ended December 31, 2008, we incurred in-licensing costs for the technology related to the expandable interbody license of $1.0 million, the OsseoFix license of $1.0 million, the dynamic cervical plate license of $0.3 million and costs related to the neuromonitoring development agreement of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares ($0.5 million) of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the OsseoFix license, we paid $1.0 million in cash to the licensor in connection with the achievement of the design freeze milestone. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares ($0.2 million) of our common stock and paid $0.2 million in cash to the licensor.

Sales and marketing. Sales and marketing expenses were $51.5 million for the year ended December 31, 2009 compared to $42.4 million for the year ended December 31, 2008, representing an increase of $9.1 million, or 21.4%. The increase was primarily due to higher commission expense of $6.2 million due to the higher U.S.

sales volume and an increase of $3.5 million in Asia as we paid additional commissions and expenses as we increase our product mix towards Alphatec’s spinal products, partially offset by a decrease in the U.S. of $0.6 million for compensation and professional services.

General and administrative. General and administrative expenses were $22.3 million for the year ended December 31, 2009 compared to $23.4 million for the year ended December 31, 2008, representing a decrease of $1.1 million, or 4.5%. The decrease was primarily related to a reduction of $1.3 million in legal expense related to the settlement of the Brodke litigation matter, a reduction of $0.8 million in property taxes, a reduction of $1.6 million in Japan expenses, offset by an increase of $2.6 million in transaction fees relating to the Scient’x acquisition, and increases in legal fees and professional services.

Litigation Settlement. Litigation settlement was $11.0 million for the year ended December 31, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense in 2009.

Interest Income. Interest income was $0.1 million for the year ended December 31, 2009 compared to $0.4 million for the year ended December 31, 2008, representing a decrease of $0.3 million, or 82.1%. The decrease was primarily due to lower average cash and cash equivalent balances.

Interest Expense. Interest expense was $3.5 million for the year ended December 31, 2009 compared to $1.9 million for the year ended December 31, 2008, representing an increase of $1.6 million, or 85.1%. The increase was primarily due to larger average outstanding debt balances under our credit facilities with Silicon Valley Bank and Oxford Finance Corporation. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $(0.1) million for the year ended December 31, 2009 compared to $0.5 million for the year ended December 31, 2008, representing a decrease of $0.6 million. The decrease was due to greater foreign currency exchange losses realized in 2009 as compared to 2008.

Income tax provision. Income tax provision was $0.2 million for the year ended December 31, 2009 compared to $0.5 million for the year ended December 31, 2008, representing a decrease of $0.3 million, or 48.1%. We recorded income tax expense of $0.2 million for 2009 which consisted of U.S. income taxes of $0.1 million and foreign income taxes of $0.1 million. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

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

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on Generally Accepted Accounting Principles, or GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and transaction related expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation of as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(13,289)	$(29,288)	$(20,202)
Stock-based compensation	3,571	2,935	678
Depreciation	8,627	5,107	6,609
Amortization of intangible assets	3,329	3,624	3,874
In-process research and development	6,383	2,750	9,344
Litigation settlement	—	11,000	—
Interest expense	3,470	1,875	868
Income tax expense	243	468	590
Other (income) expense, net	19	(861)	(942)
Transaction related expenses	2,598	—	—

Adjusted EBITDA	$14,951	$(2,390)	$819

Non-GAAP earnings (loss) represents net income (loss) excluding the effects of in-process research and development expenses, transaction related expenses and litigation settlement expenses. Management does not consider these expenses when it makes certain evaluations of the operations of the Company. We believe that the most directly comparable GAAP financial measure to non-GAAP earnings (loss) is net income (loss).

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(13,289)	$(29,288)	$(20,202)
In-process research and development	6,383	2,750	9,344
Transaction related expenses	2,598	—	—
Litigation settlement	—	11,000	—

Non-GAAP net loss	$(4,308)	$(15,538)	$(10,858)

The following is a reconciliation of non-GAAP net loss per share to the most comparable GAAP measure, net loss per common share, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss per common share-basic and diluted	$(0.27)	$(0.63)	$(0.54)
In-process research and development	0.13	0.06	0.25
Transaction related expenses	0.05	—	—
Litigation settlement	—	0.23	—

Non-GAAP net loss per common share-basic and diluted	$(0.09)	$(0.34)	$(0.29)

Liquidity and Capital Resources

At December 31, 2009, our principal sources of liquidity consisted of cash and cash equivalents of $10.1 million, accounts receivable, net of $24.8 million, and available credit of $0.3 million. We believe such amounts and cash raised in a February 2010 equity offering (See “Subsequent events that may impact liquidity” below) will be sufficient to fund our cash requirements through at least December 31, 2010 without consideration of the acquisition of Scient’x as discussed below.

In December 2008, we entered into a Loan and Security Agreement, the Credit Facility, with Silicon Valley Bank and Oxford Finance Corporation, or, the Lenders (See “Credit Facility and other Debt” below). In conjunction with the Credit Facility, we are required to maintain compliance with quarterly financial covenants, which include a minimum level of revenues and a minimum level of adjusted EBITDA. The minimum covenants are consistent each quarter during fiscal 2010. In order to meet the financial covenants for 2010, we will need to achieve growth over our historical quarterly revenue and earnings levels. Our 2010 board of directors approved operating plan shows that we would meet the quarterly financial covenants and we believe that we will be able to achieve this operating plan. However, if we are not able to achieve our planned revenue growth or incur costs in excess of our forecast, we could be in default of the Credit Facility. In addition to the financial covenants described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable. Upon the occurrence of an event of default under the Credit Facility, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Credit Facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the Credit Facility.

On December 17, 2009, we entered into an acquisition agreement to acquire all the shares of Scient’x, a French medical device company that is controlled by HealthpointCapital who owns approximately 38.1% of our outstanding common stock at December 31, 2009. Scient’x is also a spine implant manufacturing and distribution business with operations concentrated in Europe. Subsequent to the closing of the acquisition, we will be responsible for managing the operations of the combined entities. Scient’x currently has a credit facility requiring the achievement of a minimum revenue amount as specified in the credit facility. While the operating plan of Scient’x shows that Scient’x will achieve those covenants, if Scient’x is not able to achieve its planned revenue growth, it could be in default of its credit facility. In addition to the financial covenant, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable. Upon the occurrence of an event of default under the credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings under the credit facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the credit facility.

Based on our plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, we will have sufficient working capital to fund our cash requirements through December 31, 2010. Assuming the acquisition occurs, if either we or Scient’x is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, we would be required to attempt to renegotiate the Credit Facility and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. We intend to enter into a new credit facility upon the closing of the acquisition which would include financial covenants reflective of the combined operations of us and Scient’x. There can be no assurance that such new credit facility or any additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

We will need to invest in working capital and capitalized surgical instruments in order to support our revenue projections through 2010. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

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

In June 2009, we entered into a subscription agreement with one of our existing shareholders, HealthpointCapital Partners II, L.P. We sold 3,937,007 shares of our common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. We paid approximately $0.1 million for transaction fees and received aggregate net proceeds of approximately $9.9 million. We intend to use the net proceeds of the placement for general working capital purposes. If we believe it is in our interest to raise additional funds, we may seek to sell additional equity or debt securities or borrow additional money. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all.

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of December 31, 2009.

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

Subsequent events that may impact liquidity

As discussed previously, on December 17, 2009, we entered into a definitive agreement to acquire Scient’x, a global medical device company based in Guyancourt, France that designs, develops and manufacturers surgical implants to treat disorders of the spine. The transaction is structured as an all stock transaction such that 100% of outstanding Scient’x stock will be exchanged pursuant to a fixed ratio for 24,000,000 shares of our common stock. The transaction is currently expected to close by the end of the first quarter of 2010 and is subject to the approval of our shareholders.

On February 9, 2010, we entered into subscription agreements with a group of purchasers for the sale of an aggregate of 1,592,011 shares of our common stock at a purchase price of $4.1457 per share, for gross proceeds of approximately $6.6 million. The net proceeds to us from the offering, after deducting expenses, were approximately $6.5 million. The offering closed on February 12, 2010.

On February 12, 2010, we filed a registration statement on Form S-3 with the SEC to register for resale by HealthpointCapital up to an aggregate of 20,031,646 shares of our common stock. In addition, under this shelf registration we may offer and sell shares of our common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. As of the date of the filing of this Annual Report on Form 10-K, the registration statement has not been declared effective by the SEC.

Operating activities

We used net cash of $5.5 million in operating activities for the year ended December 31, 2009. During this period, net cash used in operating activities primarily consisted of a net loss of $13.3 million and a decrease in working capital and other assets of $13.5 million, which were partially offset by $21.3 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, and IPR&D that was purchased using our common stock and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $13.5 consisted of increases in accounts receivable of $6.0 million and inventory of $7.3 million in support of the higher sales volume and decreases in accounts payable, accrued expenses and other liabilities of $2.6 million, partially offset by decreases in prepaid expenses and other assets of $2.1 million and increases in deferred revenues of $0.3 million.

Investing activities

We used net cash of $12.7 million in investing activities for the year ended December 31, 2009 primarily for the purchase of $11.8 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment and $1.4 million for the intellectual property intangible asset associated with the settlement of the Brodke litigation and a license agreement, partially offset by $0.1 million in proceeds from the sale of equipment and $0.4 million in proceeds from the sale of our prior investment in Noas Medical Company, a Japanese spinal and orthopedic implant distributor.

Financing activities

We generated net cash of $10.3 million from financing activities for the year ended December 31, 2009. In June 2009 we entered into a subscription agreement to sell shares of our common stock. Net proceeds from such sale totaled $9.9 million. Net proceeds from borrowings under our line of credit totaled $5.8 million. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $5.4 million.

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

We are also required to maintain compliance with financial covenants in the Credit Facility, which include a minimum level of revenues and a minimum level of adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income and expense items). The Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. As of December 31, 2009, we were in compliance with the financial covenants in the Credit Facility. To secure the repayment of any amounts borrowed under the loan agreement, we granted the Lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us the right to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us.

During the year ended December 31, 2009, we repaid $2.5 million and drew an additional $5.8 million on the working capital line of credit. The balance of the line of credit as of December 31, 2009 was $14.7 million. The balance on the term loan was $13.7 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the additional finance charge, which are recorded as a non-cash interest expense, totaled $0.9 million for the year ended December 31, 2009. Interest expense for the Credit Facility, excluding debt discount and issuance cost amortization and accretion of the additional finance charge, totaled $2.6 million for the year ended December 31, 2009.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of December 31, 2009, the balance of the notes and the bond totaled $1.1 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of December 31, 2009, the balance of these capital leases totaled $0.1 million.

In April 2008, we entered into a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of December 31, 2009 was $0.2 million.

During 2009, we executed financing agreements totaling $1.0 million for the payment of premiums on various insurance policies as the terms were expiring on each of the prior policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable from February 2010 through June 2010. The balance of all financing agreements for insurance premiums as of December 31, 2009 totaled $0.6 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2009 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2010	2011	2012	2013	2014	Thereafter
Line of Credit with SVB/Oxford	$14,735	$—	$—	$14,735	$—	$—	$—
Term loan with SVB/Oxford	14,125	5,605	6,269	2,251	—	—	—
Term loan final payment	750	—	—	750	—	—	—
Notes payable to Microsoft	191	176	15	—	—	—	—
Notes payable for insurance premiums	568	568	—	—	—	—	—
Notes and bond payable to Japanese banks	1,110	646	292	118	50	4	—
Capital lease obligations	94	31	21	21	20	1	—
Operating lease obligations	15,251	2,831	2,491	2,172	2,146	2,138	3,473
Minimum obligation for transaction related fees	965	965	—	—	—	—	—
Guaranteed minimum royalty obligations	1,700	850	600	250	—	—	—
Minimum purchase obligation	9,745	2,437	3,558	3,750	—	—	—
New product development milestones (1)	4,750	3,750	1,000	—	—	—	—

Total	$63,984	$17,859	$14,246	$24,047	$2,216	$2,143	$3,473

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2010 and 2011.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we account for revenue under provisions which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (iii) and (iv) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Specifically, our revenue from sales of medical devices is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title and the related risks and rewards that go with it. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

During 2009, we shipped product to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than our customary U.S. business terms, and operating in a new market in which we have limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases.

During 2009, we shipped product to a U.S. distributor that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received.

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

Stock-Based Compensation

We account for stock-based compensation under provisions which require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of our future volatility, the expected term for our stock options, the number of options expected to ultimately vest, and the timing of vesting for our share-based awards.

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2009 was based on a weighted-average volatility of our actual historical volatility since our initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2009 was calculated using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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

We account for stock option grants to non-employees under provisions which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$245	$236	$112
Research and development	965	580	184
Sales and marketing	807	760	267
General and administrative	1,554	1,359	(249)

Total	$3,571	$2,935	$314

Effect on basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.01)

Income Taxes

We account for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not expected to be realized. In making such a determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

We recognize interest and penalties related to uncertain tax positions as a component of the income tax provision.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption to have a material impact on our financial position or results of operations.

Effective July 1, 2009, we adopted newly issued accounting guidance which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The Codification does not change GAAP and did not impact our financial position or results of operations.

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

Effective January 1, 2009 we adopted newly issued accounting guidance for business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. The guidance also requires expensing of acquisition-related costs as incurred. The new guidance applies to business combinations completed on or after January 1, 2009.

Effective January 1, 2009, we adopted newly issued accounting guidance that addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance applies to business combinations completed on or after January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2009, our outstanding floating rate indebtedness totaled $14.7 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal controls over financial reporting in the 2009 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Our management, including the our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Alphatec Holdings, Inc. and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-41

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1(1)	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Restated By-laws.

4.1(4)	Form of Common Stock Certificate.

4.2(5)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(6)	Warrant with Silicon Valley Bank as the Warrantholder, dated as of December 5, 2008.

4.4(7)	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008.

10.1(8)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(9)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(10)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(11)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(12)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(13)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(14)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(15)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(16)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(17)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(19)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(20)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(21)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(23)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(24)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

10.18(25)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(26)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(27)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(28)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22(29)†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23(30)†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(31) †	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(32)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(33)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(34)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(35)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(36)	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

10.30(37)†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.31(38)	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.32(39)†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.33*	Summary Description of Alphatec Holdings, Inc 2010 Compensatory Arrangements for Named Executive Officers.

10.34(40)†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.35(41)†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.36(42)†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.37(43)	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

10.38†	Fourth Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.39	Code of Conduct.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
1	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. December 22, 2009.
2	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
3	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
4	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
5	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
6	Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
7	Incorporated by reference from Exhibit 4.4 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.

8	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
9	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
10	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
11	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
12	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
13	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
14	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
15	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
16	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
17	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
18	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
19	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
20	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
21	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
22	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
23	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
24	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
25	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
26	Incorporated by reference from Exhibit 10.18 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
27	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
28	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
29	Incorporated by reference from Exhibit 10.22 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
30	Incorporated by reference from Exhibit 10.23 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
31	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
32	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
33	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.

34	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
35	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
36	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. December 22, 2009.
37	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
38	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
39	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
40	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
41	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
42	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
43	Incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 2, 2010	By:	/s/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Board of Directors	March 2, 2010

/S/ PETER C. WULFF Peter C. Wulff	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 2, 2010

/S/ ROHIT M. DESAI Rohit M. Desai	Director	March 2, 2010

/S/ JOHN H. FOSTER John H. Foster	Director	March 2, 2010

/S/ JAMES R. GLYNN James R. Glynn	Director	March 2, 2010

/S/ STEPHEN J. HOCHSCHULER, M.D. Stephen J. Hochschuler, M.D.	Director	March 2, 2010

/S/ SIRI S. MARSHALL Siri S. Marshall	Director	March 2, 2010

/S/ R. IAN MOLSON R. Ian Molson	Director	March 2, 2010

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 2, 2010

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2010

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$10,085	$18,315
Accounts receivable, net	24,766	18,759
Inventories, net	29,515	24,170
Prepaid expenses and other current assets	3,128	3,847
Deferred income tax assets	128	418

Total current assets	67,622	65,509
Property and equipment, net	30,356	23,093
Goodwill	60,113	60,124
Intangibles, net	2,296	4,280
Other assets	1,501	2,542

Total assets	$161,888	$155,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,781	$10,504
Accrued expenses	16,439	16,739
Deferred revenue	2,135	1,858
Current portion of long-term debt	6,724	2,109

Total current liabilities	38,079	31,210
Long-term debt, less current portion	23,631	26,488
Other long-term liabilities	1,008	1,889
Deferred income tax liabilities	738	887
Commitments and contingencies
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2009 and 2008; 3,319 and 3,320 shares issued and outstanding at December 31, 2009 and 2008, respectively	23,603	23,605
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 52,558 and 47,411 shares issued and outstanding at December 31, 2009 and 2008, respectively	5	5
Additional paid-in capital	175,021	158,140
Accumulated other comprehensive income	1,263	1,495
Accumulated deficit	(101,460)	(88,171)

Total stockholders’ equity	74,829	71,469

Total liabilities and stockholders’ equity	$161,888	$155,548

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$132,156	$101,313	$80,031
Cost of revenues	48,015	36,605	29,824

Gross profit	84,141	64,708	50,207
Operating expenses:
Research and development	13,487	12,965	6,360
In-process research and development	6,383	2,750	9,344
Sales and marketing	51,513	42,437	33,545
General and administrative	22,315	23,362	20,644
Litigation settlement	—	11,000	—

Total operating expenses	93,698	92,514	69,893

Operating loss	(9,557)	(27,806)	(19,686)
Other income (expense):
Interest income	67	374	793
Interest expense	(3,470)	(1,875)	(868)
Other income (expense), net	(86)	487	149

Total other income (expense)	(3,489)	(1,014)	74

Loss before taxes	(13,046)	(28,820)	(19,612)
Income tax provision	243	468	590

Net loss	$(13,289)	$(29,288)	$(20,202)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.63)	$(0.54)

Weighted-average shares used in computing net loss per share:
Basic and diluted	49,292	46,290	37,283

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in capital	Stock subscription	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2006	34,774	$3	$113,563	$—	$111	$(38,681)	$74,996
Stock-based compensation	—	—	314	—	—	—	314
Exercise of stock options	3	—	—	—	—	—	—
Repurchase of common stock	(465)	—	—	—	—	—	—
Net proceeds from secondary public offering net of offering costs	10,000	1	32,232	—	—	—	32,233
Issuance of common stock for escrow settlement	301	—	1,119	(1,119)	—	—	—
Issuance of common stock for put settlement	805	—	2,873	—	—	—	2,873
Issuance of common stock for JOM acquisition	281	—	846	—	—	—	846
Issuance of common stock for restricted share awards granted to employees	720	—	—	—	—	—	—
Issuance of common stock for acquired technology	750	1	2,343	—	—	—	2,344
Cancellation of redeemable preferred stock from terminated employees	—	—	104	—	—	—	104
Stock subscription	—	—	—	1,119	—	—	1,119
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	223	—	223
Net loss	—	—	—	—	—	(20,202)	(20,202)

Total comprehensive loss	—	—	—	—	—	—	(19,979)

Balance at December 31, 2007	47,169	5	153,394	—	334	(58,883)	94,850
Stock-based compensation	—	—	2,855	—	—	—	2,855
Exercise of stock options	21	—	48	—	—	—	48
Repurchase and/or forfeiture of common stock	(99)	—	(211)	—	—	—	(211)
Profit disgorgement	—	—	22	—	—	—	22
Mark-to-market for performance-based stock options	—	—	(259)	—	—	—	(259)
Issuance of common stock for employee stock purchase plan	40	—	118	—	—	—	118
JOM acquisition-reversal of discount	—	—	149	—	—	—	149
Issuance of common stock for restricted share awards granted to employees	50	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	230	—	1,151	—	—	—	1,151
Cancellation of redeemable preferred stock from terminated employees	—	—	6	—	—	—	6
Issuance of warrants in connection with credit facility	—	—	867	—	—	—	867
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	1,161	—	1,161
Net loss	—	—	—	—	—	(29,288)	(29,288)

Total comprehensive loss	—	—	—	—	—	—	(28,127)

Balance at December 31, 2008	47,411	$5	$158,140	$—	$1,495	$(88,171)	$71,469

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common stock		Additional paid-in capital	Stock subscription	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2008	47,411	$5	$158,140	$—	$1,495	$(88,171)	$71,469
Stock-based compensation	—	—	3,222	—	—	—	3,222
Exercise of stock options	16	—	38	—	—	—	38
Repurchase and/or forfeiture of common stock	(93)	—	(216)	—	—	—	(216)
Mark-to-market for performance-based stock options	—	—	305	—	—	—	305
Issuance of common stock for employee stock purchase plan	47	—	112	—	—	—	112
Issuance of common stock for restricted share awards granted to employees	10	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,002	—	3,011	—	—	—	3,011
Issuance of common stock in connection with private placement, net of offering costs	3,937	—	9,907	—	—	—	9,907
Issuance of common stock in connection with litigation settlement	115	—	500	—	—	—	500
Issuance of common stock in connection with warrant exercise	113	—	—	—	—	—	—
Cancellation of redeemable preferred stock from terminated employees	—	—	2	—	—	—	2
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	(13,289)	(13,289)

Total comprehensive loss	—	—	—	—	—	—	(13,521)

Balance at December 31, 2009	52,558	$5	$175,021	$—	$1,263	$(101,460)	$74,829

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(13,289)	$(29,288)	$(20,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,956	8,731	10,472
Stock-based compensation	3,571	2,935	314
Interest expense related to amortization of debt discount, debt issuance costs and revaluation of put right	591	380	149
In-process research and development paid in stock	3,011	650	2,344
Provision for (recoveries from) doubtful accounts	5	330	(351)
Provision for excess and obsolete inventory	1,927	3,068	1,175
Loss on sale of property and equipment, net	53	17	—
Deferred income taxes	141	401	32
Changes in operating assets and liabilities:
Accounts receivable	(6,048)	(5,273)	(1,469)
Inventories	(7,274)	(6,586)	(7,378)
Prepaid expenses and other current assets	1,702	(1,132)	484
Other assets	395	(917)	(359)
Accounts payable	(1,825)	1,911	(253)
Accrued expenses and other liabilities	(741)	3,436	1,805
Deferred revenue	277	1,858	—

Net cash used in operating activities	(5,548)	(19,479)	(13,237)

Investing activities:
Acquisitions of Japan Ortho Medical, net of cash acquired	—	—	222
Acquisition of Alphatec Manufacturing, Inc., net of cash acquired	—	—	36
Proceeds from sale of (investment in) Noas Medical Company	383	—	(313)
Purchases of property and equipment	(11,823)	(13,002)	(5,372)
Purchase of intangible assets	(1,353)	(390)	—
Return (purchase) of Scient’x license fee	—	2,246	(2,612)
Proceeds from sale of property and equipment	60	10	—
Certificate of deposit proceeds (purchase)	—	2,000	(900)

Net cash used in investing activities	(12,733)	(9,136)	(8,939)

Financing activities:
Net proceeds from issuance of common stock	9,907	—	33,351
Exercise of stock options	38	48	—
Repurchase of stock options	—	(48)	—
Borrowings under lines of credit	5,768	24,100	20,839
Repayments under lines of credit	(2,533)	(15,430)	(21,607)
Escrow proceeds	—	—	952
Principal payments on capital lease obligations	(342)	(479)	(545)
Proceeds from issuance of notes payable	—	16,867	577
Principal payments on notes payable	(2,569)	(3,671)	(2,248)
Other	—	22	—

Net cash provided by financing activities	10,269	21,409	31,319

Effect of exchange rate changes on cash and cash equivalents	(218)	(322)	(243)

Net (decrease) increase in cash and cash equivalents	(8,230)	(7,528)	8,900
Cash and cash equivalents at beginning of period	18,315	25,843	16,943

Cash and cash equivalents at end of period	$10,085	$18,315	$25,843

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,245	$1,325	$686
Cash paid for income taxes	$158	$501	$93
Revaluation of put right	$—	$—	$149
Purchases of property and equipment in accounts payable	$4,115	$2,267	$—
Purchase of software licenses through vendor financing arrangement	$—	$492	$—
Financing of insurance premiums by insurance provider	$997	$764	$—
Issuance of common stock for litigation settlement	$500	$—	$—
Purchase of property and equipment through capital leases	$96	$—	$—
Non-cash exercise of warrants	$360	$—	$—

See accompanying notes.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $10.1 million and available credit of $0.3 million at December 31, 2009 and cash raised in a February 2010 equity offering (See Note 15) will be sufficient to fund its cash requirements through at least December 31, 2010 without consideration of the acquisition of Scient’x as discussed below (See Note 15).

In December 2008, the Company entered into a Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) (See Note 6). In conjunction with the Credit Facility, the Company is required to maintain compliance with quarterly financial covenants, which include a minimum level of revenues and a minimum level of adjusted EBITDA (a non-GAAP term defined in Note 6). The minimum covenants are consistent each quarter during fiscal 2010. In order to meet the financial covenants for 2010, the Company will need to achieve growth over its historical quarterly revenue and earnings levels. The Company’s 2010 board of directors approved operating plan shows that the Company would meet the quarterly financial covenants and management believes that it will be able to achieve this operating plan. However, if the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecast, it could be in default of the Credit Facility. In addition to the financial covenants described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable (See Note 6). Upon the occurrence of an event of default under the Credit Facility, the Lenders could elect to declare all amounts outstanding under the Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Credit Facility.

On December 17, 2009, the Company entered into an acquisition agreement to acquire all the shares of Scient’x Groupe S.A.S. (“Scient’x”), a French medical device company that is controlled by HealthpointCapital who owns approximately 38.1% of the Company’s outstanding common stock at December 31, 2009 (See Note 15). Scient’x is also a spine implant manufacturing and distribution business with operations concentrated in Europe. Subsequent to the closing of the acquisition, the Company will be responsible for managing the operations of the combined entities. Scient’x currently has a credit facility requiring the achievement of a

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum revenue amount as specified in the credit facility. While the operating plan of Scient’x shows that Scient’x will achieve those covenants, if Scient’x is not able to achieve its planned revenue growth, it could be in default of its credit facility. In addition to the financial covenant, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable. Upon the occurrence of an event of default under the credit facility, the lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings under the credit facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the credit facility.

Based on the Company’s plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, the Company will have sufficient working capital to fund its cash requirements through December 31, 2010. Assuming the acquisition occurs, if either the Company or Scient’x is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company would be required to attempt to renegotiate the Credit Facility and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. The Company intends to enter into a new credit facility upon the closing of the acquisition which would include financial covenants reflective of the combined operations of the Company and Scient’x. There can be no assurance that such new credit facility or any additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2009 a substantial portion of our available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company’s customers are primarily hospitals or surgical centers and no single customer represented greater than 10 percent of consolidated revenues for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.

Revenue Recognition

The Company derives its revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. The Company sells its products primarily through its direct sales force and independent

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributors. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, the Company accounts for revenue under provisions which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.

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

Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from two to seven years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the terms of the related leases.

Instrument Useful Lives

During the first quarter of 2008, the Company completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualifies as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the years ended December 31, 2009 and 2008, depreciation expense was $4.1 million and $2.9 million, respectively, less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted net loss per share for the years ended December 31, 2009 and 2008 was $0.08 and $0.06, respectively. Depreciation expense for instruments is included in cost of revenues in the consolidated statement of operations.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. The Company has not recognized any impairment losses through December 31, 2009.

The accounting provisions also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a one to ten-year period.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds it fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through December 31, 2009.

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese subsidiary is the Japanese yen, the Hong Kong subsidiary is the Hong Kong dollar and the functional currency of the Company’s European operations is the Euro. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ equity. Net foreign currency gains or (losses) are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, the Company recorded net foreign currency gains of approximately $0, $0.4 million and $0.1 million, respectively.

Fair Value of Financial Instruments

The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, accrued expenses, and current portion of debt are considered to be representative of their respective fair values because of the short- term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of notes payable, capital leases and other long-term debt approximates their carrying values.

The Company measures its fair value of financial instruments in accordance with the established framework for fair value using “levels” which are defined as follows: Level 1 fair value is determined from observable, quoted prices in active markets for identical assets or liabilities. Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active. Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

Research and Development

Research and development expenses consist of costs incurred to further the Company’s research and development activities and are expensed as incurred.

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that were not technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company will be expensing these costs.

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

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $1.3 million, $1.1 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs for each of the periods presented in the accompanying statements of operations were not significant.

Stock-Based Compensation

The Company accounts for stock-based compensation under provisions which require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including: estimates of the Company’s future volatility, the expected term for its stock options, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2009 was based on a weighted-average volatility of its actual historical volatility since its initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Its calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company continues to use the historical volatility of peer entities due to the lack of sufficient historical data of its stock price since its initial public offering.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2009, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

•

The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award.

•	The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future.

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

The Company accounts for stock option grants to non-employees in accordance with provisions which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Share-based compensation expense of awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. Determining the likelihood and timing of achieving performance conditions is a

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subjective judgment made by management which may affect the amount and timing of expense related to these share-based awards. Share-based compensation is adjusted to reflect the value of options which ultimately vest as such amounts become known in future periods.

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2009, 2008 and 2007 are as follows:

Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.0-2.8%	2.4-3.5%	3.6-4.9%
Expected dividend yield	—	—	—
Weighted average expected life (years)	6.1-6.2	6.2-6.3	6.3-6.5
Volatility	57-58%	51-57%	51-62%

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$245	$236	$112
Research and development	965	580	184
Sales and marketing	807	760	267
General and administrative	1,554	1,359	(249)

Total	$3,571	$2,935	$314

Effect on basic and diluted net loss per share	$(0.07)	$(0.06)	$(0.01)

The amounts above include stock-based compensation expense of $0.5 million, $0.4 million and $0.4 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. In addition, $0.3 million and $0.1 million of compensation expense is included in the amount above for the years ended December 31, 2009 and 2008, respectively, relating to the consulting agreement the Company has with Stout Medical Consulting Group LP (“Stout”). See Note 5.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company accounts for income taxes in accordance with provisions which set forth an asset and liability approach that requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In making such determination, a review of all available positive and negative evidence must be considered, including scheduled reversal of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.

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

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net loss	$(13,289)	$(29,288)	$(20,202)

Denominator:
Weighted average common shares outstanding	50,077	47,339	38,567
Weighted average unvested common shares subject to repurchase	(785)	(1,049)	(1,284)

Weighted average common shares outstanding—basic and diluted	49,292	46,290	37,283

Net loss per common share:
Basic and diluted	$(0.27)	$(0.63)	$(0.54)

As of December 31, 2009, 2008 and 2007, none of the outstanding redeemable preferred stock is convertible to common stock.

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2009	2008
Options to purchase common stock	2,372	1,439
Warrants to purchase common stock	425	29
Unvested restricted stock awards	785	1,134

	3,582	2,602

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2009, the Company adopted newly issued accounting guidance for business combinations. The guidance retains the purchase method of accounting for acquisitions, but requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or expense it upon abandonment or impairment. The guidance also requires expensing of acquisition-related costs as incurred. The new guidance applies to business combinations completed on or after January 1, 2009.

Effective January 1, 2009, the Company adopted newly issued accounting guidance that addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The new guidance applies to business combinations completed on or after January 1, 2009.

3. Acquisitions and Investment

Alphatec Spine, Inc.

On March 18, 2005, Alphatec Holdings acquired all of the outstanding capital stock of Alphatec Spine. The acquisition was funded out of the net proceeds from the Company’s initial capitalization in March 2005. The

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquisitions in Japan

Buyback of Distribution Rights

On August 11, 2005, the Company paid $3.1 million to repurchase its distribution rights in Japan. The transaction was entirely financed by Alphatec Pacific’s former Chairman, President and Chief Executive Officer, Mr. Yoshimi, in return for the issuance of a note payable that was to be repaid in 18 equal monthly installments of $0.2 million (18.46% effective interest rate to scheduled maturity), beginning December 1, 2005. As additional compensation for making the loan to the Company, the Company entered into a stock repurchase agreement pursuant to which the Company granted Mr. Yoshimi a 20% interest in Alphatec Pacific, which had an estimated value of $0.6 million. The note, plus accrued interest, totaling $3.0 million, was paid in full from the initial public offering proceeds in June 2006. The terms of the stock repurchase agreement required the Company to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The original purchase price allocation is shown below (in thousands):

Cash and cash equivalents	$505
Accounts receivable	478
Inventories	202
Prepaid expenses and other current assets	184
Property and equipment, net	718
Other assets	231
Accounts payable	(316)
Accrued and other expenses	(838)

Net tangible assets	1,164
Goodwill	486
Distribution rights	646

Total purchase price	$2,296

The fair value of the acquired tangible assets and assumed liabilities was equal to the JOM Predecessor’s carrying value on May 1, 2007, the date of acquisition. The purchase agreement includes two contingent payments to the former owner of the JOM Predecessor based upon a percentage of the 2007 and 2008 revenues. This contingency was recorded in accrued expenses in the purchase price allocation and was based upon projected revenue. The Company performed a valuation of the distribution rights in order to allocate the purchase price between identifiable intangibles and goodwill in the fourth quarter of 2007. The distribution rights are being amortized on a straight-line basis over three years. The enhancement of the Company’s Japanese distribution network was the primary factor that contributed to a purchase price resulting in the recognition of the distribution rights and goodwill as intangible assets.

Noas Medical Company

In April 2007, Alphatec Pacific purchased 500 shares, valued at $0.3 million, of Noas, a Japanese spinal and orthopedic implant distributor in order to establish a strategic alliance. The investment represents approximately a 3% ownership and is accounted for on a cost basis. The balance of the Noas Investment was $0.4 million as of December 31, 2008. In March 2009, Alphatec Pacific sold its investment in Noas for $0.4 million.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2009	2008
Accounts receivable	$25,084	$19,092
Allowance for doubtful accounts	(318)	(333)

Accounts receivables, net	$24,766	$18,759

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$2,866	$—	$2,866	$1,814	$—	$1,814
Work-in-process	1,644	—	1,644	1,208	—	1,208
Finished goods	33,650	(8,645)	25,005	32,317	(11,169)	21,148

Inventories	$38,160	$(8,645)	$29,515	$35,339	$(11,169)	$24,170

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2009	2008
Surgical instruments	4	$35,286	$23,505
Machinery and equipment	7	9,684	8,209
Computer equipment	5	2,575	2,446
Office furniture and equipment	5	3,128	3,011
Leasehold improvements	various	3,355	1,972
Building	39	201	204
Land	n/a	15	15
Construction in progress	n/a	368	787

		54,612	40,149
Less accumulated depreciation and amortization		(24,256)	(17,056)

Property and equipment, net		$30,356	$23,093

Total depreciation expense was $8.6 million, $5.1 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has assets under capital leases of $3.1 million and $3.0 million at December 31, 2009 and 2008, respectively. Accumulated depreciation on these assets totaled $2.5 million and $2.2 million at December 31, 2009 and 2008, respectively. Depreciation expense for these capital leases included in total depreciation expense above was $0.3 million, $0.5 million and $0.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2009	2008
Developed product technology	5	$13,700	$13,700
Distribution rights	3	3,737	3,787
Intellectual property	5	1,004	—
License agreement	1	350	—
Supply agreement	10	225	225

		19,016	17,712
Less accumulated amortization		(16,720)	(13,432)

Intangible assets, net		$2,296	$4,280

Total amortization expense was $3.3 million, $3.6 million and $3.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2009 is as follows (in thousands):

Year Ending December 31,
2009	$1,285
2010	301
2011	301
2012	256
2013	153
Thereafter	—

Total	$2,296

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accrued earnout	$—	$316
Reserve for litigation costs	—	2,200
Current portion of severance payable	3	423
Consumption tax	62	76
Legal	273	295
Deferred rent	2,277	1,170
Royalties	2,615	3,011
Commissions	3,072	2,305
Payroll and related	4,185	3,522
Other	3,952	3,421

Total accrued expenses	$16,439	$16,739

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenues

During the years ended December 31, 2009 and 2008, the Company shipped $4.8 million and $2.1 million, respectively, of product to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms, and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of December 31, 2009 and 2008 was $1.3 million and $0.9 million, respectively.

During the years ended December 31, 2009 and 2008, the Company shipped $1.8 million and $1.9 million, respectively, of product to a U.S. distributor that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of December 31, 2009 and 2008 was $0.8 million and $1.0 million, respectively.

5. License and Consulting Agreements

OsseoFix Fracture Reduction System License Agreement

On April 16, 2009, the Company and Stout amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms to the license agreement were not changed in the License Amendment.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such fees. Pursuant to the Amended and Restated Consulting Agreement, Stout returned such $0.4 million to the Company in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms to the original consulting agreement were not changed. As the total cash consideration has been reduced to $0.2 million, the Company is recording the remaining amount that had not yet been expensed over the expected development period.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded a charge for IPR&D of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and its common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch, which may occur in the first half of 2010. During the second quarter of 2009, the Company successfully completed one of its development milestones and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009, was 567,821.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the Company and PST amended and restated the license agreement that the parties had entered into in December 2007 (the “Amended and Restated OsseoScrew License Agreement”) which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. Under the Amended and Restated OsseoScrew License Agreement, the timing and payment of a $0.5 million development and sales milestone payment and royalty payment has been adjusted. The Company recorded a charge for IPR&D of $0.5 million in the fourth quarter of 2009 upon completion of an animal study, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties begin in 2010 instead of 2009.

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

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement with Helix Point, LLC (the “Helifuse/Helifix License Agreement”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2010; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.6 million for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supply Agreement with ETEX Corporation

In October 2009, Alphatec Spine entered into a supply and distribution agreement with ETEX Corporation, (the “ETEX Agreement”), which provides Alphatec Spine with the rights to market and sell ETEX’s EquivaBone and CarriGen products in the U.S and Europe, excluding Spain. The financial terms of the ETEX Agreement include: (i) minimum purchase commitments during the first, second and third year following execution of the agreement of $2.3 million, $3.4 million and $4.5 million, respectively.

Agreements with Scient’x S.A.

In April 2008, the Company and Scient’x mutually agreed to terminate the license agreements they had entered into in January 2007. The terms of the termination agreement included a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that the Company returned to Scient’x. In December 2008, the parties amended the termination agreement to reduce the amount repaid by Scient’x to $2.2 million. The Company reversed $0.4 million in previously recognized amortization expense. The Company received $2.2 million in payments and wrote off the remaining difference of $0.4 million to cost of revenues.

J3G Spine License Agreement

In August 2008, the Company entered into a development consulting agreement, or the J3G Development Consulting Agreement, with J3G Spine, LLC (“J3G”), that J3G is obligated to develop a neuromonitoring system to be used with its products. The financial terms of the J3G Development Consulting Agreement include: (i) a $0.3 million cash payment; (ii) design, regulatory, market launch and sales milestones; and (iii) a royalty payment based upon gross margin of licensed products. The Company recorded an IPR&D charge of $0.3 million in the third quarter of 2008 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no future alternative use exists. In addition, the agreement includes milestone payments of $0.2 million upon the completion of proof of concept and intellectual property milestones. This agreement was terminated in the fourth quarter of 2009.

6. Debt

Line of Credit and Equipment Notes with GECC

In October 2007, the Company, Alphatec Spine, and Nexmed, Inc. (collectively, the “Borrowers”) had entered into a three year credit agreement with Merrill Lynch Business Financial Services, Inc. that provided for an aggregate $20.0 million commitment. The agreement consisted of a $20.0 million note bearing interest at the rate of LIBOR plus 2.75% per annum. The amount available to be drawn under the note was limited to 85% of the net collectible value of eligible accounts receivable plus 75% of eligible inventory. The note was collateralized by a pledge of substantially all current existing and after-acquired property of the Borrowers. In the first quarter of 2008, the rights and obligations of the agreement were acquired by General Electric Capital Corporation (“GECC”). The line of credit was paid off in full in December 2008 with the proceeds from the credit facility described below under “Loan and Security Agreement.”

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to certain covenants. As of December 31, 2007, the Company had approximately $2.2 million outstanding under these equipment notes. The equipment notes were paid off in full in December 2008 with the proceeds from the credit facility described below.

Loan and Security Agreement

In December 2008, the Company entered into the Credit Facility with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in November 2009. Thereafter, the Company is required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. An additional finance charge of $0.8 million is due in April 2012. The finance charge is being accrued to interest expense through April 2012. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The Company does not currently anticipate repaying the debt early.

The working capital line of credit carries an interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of December 31, 2009 the Company has $0.3 million remaining available to be drawn under the working capital line of credit.

The funds from the credit facility were used to pay off the Company’s then existing line of credit of $12.8 million and equipment notes of approximately $0.9 million, both of which were due to GECC, and is intended to serve as a source of capital for ongoing operations and working capital needs. In connection with the termination of the GECC credit agreement, the Company also paid an early termination fee of $0.4 million. The Company received net proceeds from the Lenders of $12.0 million after the repayment of amounts due to GECC, less debt issuance costs of approximately $0.5 million and other transaction fees. Included in the debt issuance costs was an upfront fee of $0.3 million paid to the Lenders. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method.

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

The Company is also required to maintain compliance with financial covenants that include a minimum level of revenues and a minimum level of adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items). As of December 31, 2009, the Company was in compliance with the financial covenants set forth in the Credit Facility.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2009, the Company repaid $2.5 million and drew an additional $5.8 million on the working capital line of credit. The balance of the line of credit as of December 31, 2009 was $14.7 million. The balance on the term loan was $13.7 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the additional finance charge, which are recorded as a non-cash interest expense, totaled $0.9 million for the year ended December 31, 2009. Interest expense for the Credit Facility, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $2.6 million for the year ended December 31, 2009.

Other Debt Agreements

Alphatec Pacific had a $2.7 million credit facility with Resona Bank, a Japanese bank. Under the terms of the credit facility, borrowings are due nine months from the date of borrowing and bear interest at 3.5%, and Alphatec Pacific is required to make monthly interest payments. The credit facility was secured by restricted cash of $2.0 million at December 31, 2007 and standby letters of credit issued through Bank of the West, which expired on October 31, 2007. In October 2007, Alphatec Pacific paid down $0.2 million of this credit facility and the Bank of the West standby letters of credit were replaced by letters of credit in the amount of $2.5 million issued through Merrill Lynch. In January 2008, Alphatec Pacific decided not to renew one of their lines of credit, which resulted in Alphatec Spine paying the Resona Bank $1.9 million. The second line of credit was renewed for $0.8 million. In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate.

Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of December 31, 2009, the balance of the notes and the bond totaled $1.1 million.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of December 31, 2009, the balance of these capital leases totaled $0.1 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of December 31, 2009 was $0.2 million.

During 2009, the Company executed financing agreements totaling $1.0 million for the payment of premiums on various insurance policies as the terms were expiring on each of the prior policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable from February 2010 through June 2010. The balance of all such financing agreements as of December 31, 2009 totaled $0.6 million.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has various other note payable and capital lease obligations as described in the table below.

Long-term debt consists of the following (in thousands):

	December 31,
	2009	2008
Line of credit	$14,735	$11,500
Term loan	13,657	14,151
Notes payable to Japanese banks	892	1,588
Capital leases (See Note 7)	94	341
Bond payable to a Japanese bank	218	304
Note payable related to software license purchase	191	394
Financing agreements for premiums on insurance policies	568	319

Total debt	30,355	28,597
Less: current portion	(6,724)	(2,109)

Total long-term debt	$23,631	$26,488

Principal payments on debt are as follows as of December 31, 2009 (in thousands):

Year Ending December 31,
2010	$6,996
2011	6,575
2012	17,854
2013	50
2014	4
Thereafter	—

Total	31,479
Less: additional finance charge being accrued to interest expense through April 2012, and debt discount	(1,218)
Add: capital lease principal payments	94

Total	30,355
Less: current portion of long-term debt	(6,724)

Long-term debt, net of current portion	$23,631

7. Commitments and Contingencies

Leases

During the first quarter of 2008, the Company entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of its five existing premises into two adjacent facilities, as described below. The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2014, and certain equipment under capital leases which expire on various dates through 2010.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, the Company entered into a sublease agreement (the “Sublease”), for 76,693 square feet of office, engineering, and research and development space. The Sublease term commenced May 2008 and ends on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for the building. Monthly base rent payable by the Company was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent was abated for months one through seven of the Sublease. At the sublease inception, the Company paid a security deposit in the amount of approximately $93,500. The Company consolidated all corporate, marketing, finance, administrative, and research and development activities into this building in May 2008.

In March 2008, the Company entered into a lease agreement (the “Lease”) for 73,480 square feet of office, engineering, research and development and warehouse and distribution space. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for the building. The monthly base rent payable by the Company was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. At the lease inception, the Company paid a security deposit in the amount of approximately $293,200 consisting of cash and two letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet the Company’s business needs. The Company consolidated all manufacturing, distribution and warehousing activities into this building in April 2009.

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2010	$2,831	$35
2011	2,491	23
2012	2,172	22
2013	2,146	22
2014	2,138	1
Thereafter	3,473	—

	$15,251	103

Less: amount representing interest		(9)

Present value of minimum lease payments		94
Current portion of capital leases		(31)

Capital leases, less current portion		$63

Rent expense under operating leases for the years ended December 31, 2009, 2008, and 2007 was $2.4 million, $2.4 million and $1.4 million, respectively.

Litigation

On April 12, 2006, Alphatec Spine and HealthpointCapital, L.P. , the Company’s majority stockholder, and its affiliate, HealthpointCapital, LLC, were served with a complaint by Drs. Darryl Brodke, Alan Hilibrand, Richard Ozuna and Jeffrey Wang, or the “claimant surgeons,” in the Superior Court of California in the County of Orange, claiming, among other things, that, pursuant to certain contractual arrangements Alphatec Spine

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allegedly entered into with the claimant surgeons in 2001, it was required to pay the claimant surgeons quarterly royalties in an aggregate amount of 6% of the net sales of polyaxial screws (as defined in the alleged contractual arrangement), which the claimant surgeons allege were developed with their assistance prior to the cessation of such development activities in March 2002. In August 2009, prior to going to trial on the claims that had not been dismissed, the Company, HealthpointCapital, LLC and all of the claimant surgeons settled all matters related to this litigation. Under the settlement, all lawsuits involving the parties that were related to this matter were dismissed with prejudice. The financial terms of the settlement are as follows: (i) a cash payment of $1.5 million; (ii) the issuance of $0.5 million of shares of the Company’s common stock described below; and (iii) a quarterly royalty of 1.5% on net sales of certain products through May 15, 2012, with a guaranteed minimum payment of $150,000 per quarter. In exchange, the Company received rights to all intellectual property related to the development work performed by the claimant surgeons.

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

On August 31, 2009, pursuant to the settlement documents, the Company issued 114,766 shares of its common stock at a price per share of $4.35. The resale of such shares has not been covered by a registration statement. Six months after the issuance, the value of such stock ($0.5 million) will be measured against the then-current value of the Company’s common stock on such date. If there is a negative variance, additional shares will be issued to ensure that the value of all shares on the six-month anniversary date equals $0.5 million. If there is a positive variance, then shares will be forfeited to ensure that the value of all shares on such six-month anniversary date equals $0.5 million. The Company reviews the fair value of the $0.5 million equity issuance on a quarterly basis to determine if additional accounting is warranted. As of December 31, 2009, the Company recorded a fair value adjustment of $0.1 million as a reduction to litigation expense.

The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position; litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

The value of the put right at any reporting date is remeasured at the amount of cash that would be paid under the terms of the agreement as if the settlement occurred on that reporting date and recognizes the amount of the change from the previous reporting date as interest cost. In addition to the interest cost recorded for the change in the value of the put right, the Company consolidates 100% of Alphatec Pacific’s operations. Interest income (expense) relating to the put right for the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $0.1 million, respectively.

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

Severance Obligations

In the fourth quarter of 2006, the Company reorganized its executive management. In 2007, the Company made cash payments of $1.1 million and reversed $2.0 million and $0.5 million in severance expense and stock compensation expense, respectively, due to a settlement that was reached with certain executives. These expenses had previously been recorded in 2006.

The Company has employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than for cause, as defined in these agreements. At December 31, 2009 and 2008, future commitments for key executives who have terminated totaled $0 and $0.2 million, respectively.

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

Initial Public Offering, Redemption of Securities and Redeemable Preferred Stock

In June 2006, the Company raised aggregate gross proceeds of approximately $83.7 million by selling 9.3 million shares of common stock at a per share price of $9.00 in the Company’s initial public offering (the “IPO”). Of this amount, the Company paid approximately $5.9 million in underwriting fees and commissions, and approximately $7.6 million for offering-related costs. This resulted in aggregate net proceeds of $70.2 million. Offering costs included $1.0 million for advisory fees, and $0.1 million of out-of-pocket costs which were incurred, by HealthpointCapital, LLC, an affiliate of HealthpointCapital. Simultaneously with the closing of the IPO, the existing classes of common stock were also converted into a single class of common stock and all of

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s redeemable convertible preferred stock was redeemed for a combination of $35.2 million of cash, 3.3 million shares of redeemable preferred stock recorded at estimated fair value of $23.7 million and 3.9 million of new shares of common stock valued at $44.2 million. As of December 31, 2009, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2009 and 2008.

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

Private Placement

In June 2009, the Company entered into a subscription agreement with one of its existing shareholders, HealthpointCapital Partners II, LP. The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement (the “Placement”) for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.1 million for transaction fees related to the Placement and received aggregate net proceeds of approximately $9.9 million. The Company recorded the transaction fees as a reduction to additional paid in capital.

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 6,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2009, approximately 1,486,000 shares of common stock remained available for issuance under the 2005 Plan.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	2,265	$4.23	8.92	$97
Granted	974	$3.29	—	—
Exercised	(16)	$2.34	—	—
Forfeited	(266)	$4.14	—	—

Outstanding at December 31, 2009	2,957	$3.94	8.28	$4,120

Options vested and exercisable at December 31, 2009	2,396	$3.95	8.24	$3,323

Options vested and expected to vest at December 31, 2009	770	$4.09	7.66	$971

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $3.29, $4.54 and $3.92, respectively. The aggregate intrinsic value of options at December 31, 2009 is based on the Company’s closing stock price on that date of $5.34 per share.

As of December 31, 2009, there was $3.8 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2009, 2008 and 2007.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2008	882	$6.40	2.19	$5,645
Awarded	10	$3.81
Released	(351)	$6.86
Forfeited	(21)	$9.76

Outstanding at December 31, 2009	520	$5.90	1.29	$3,068

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the years ended December 31, 2009, 2008 and 2007 was $3.81, $4.93 and $3.73, respectively.

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

In September 2009, one of the Lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the Company issuing 113,388 shares of its common stock to the Lender. The net value of the shares issued was $530,000. Following this exercise, warrants to purchase 285,714 shares of common stock were outstanding as of December 31, 2009.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2009
Stock options outstanding	2,957
Awards outstanding	520
Warrants outstanding	286
Authorized for future grant under 2005 Plan	1,486

5,249

10. Income Taxes

The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$77
State	(34)	110	150
Foreign	136	225	310

Total current provision	102	335	537

Deferred:
Federal	116	116	116
State	25	25	25
Foreign	—	(8)	(88)

Total deferred provision	141	133	53

Total provision	$243	$468	$590

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(3.0)%	(4.3)%
Stock-based compensation	5.2%	2.3%
Foreign tax	2.9%	0.2%
Tax credits	(1.7)%	(1.2)%
Other	(8.9)%	1.8%
Valuation allowance	42.4%	37.8%

	1.9%	1.6%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowances and reserves	$63	$251
Accrued expenses	2,437	3,898
Inventory reserves	4,808	3,920
Net operating loss carryforwards	17,564	17,364
Property and equipment	968	159
Stock-based compensation	661	257
Intangible assets	3,134	—
Income tax credit carryforwards	580	336

	30,215	26,185
Valuation allowance	(30,215)	(24,688)

Total deferred tax assets, net of valuation allowance	—	1,497

Deferred tax liabilities:
Intangible assets	—	1,497
Goodwill	610	469

Total deferred tax liabilities	610	1,966

Net deferred tax liabilities	$(610)	$(469)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years. As of December 31, 2009, a valuation allowance of $30.2 million has been established against the net deferred tax assets as realization is uncertain. Deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite.

At December 31, 2009, the Company has unrecognized tax benefits of $2.1 million of which $1.8 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Balance at January 1, 2007	$1,017
Additions based on tax positions related to the current year	504
Additions based on tax positions of prior years	53

Balance at December 31, 2007	1,574
Additions based on tax positions related to the current year	399
Reductions as a result of lapse of applicable statute of limitations	(53)

Balance at December 31, 2008	1,920
Additions based on tax positions related to the current year	305
Reductions as a result of tax positions taken	(34)
Reductions as a result of lapse of applicable statute of limitations	(75)

Balance at December 31, 2009	$2,116

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by approximately $0.1 million within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2004. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, state and local, or foreign taxing authorities.

The Company has elected to recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2009, there were no significant changes in the accrued interest and penalties and at December 31, 2009, the Company has accrued interest and penalties associated with uncertain tax positions of $0.1 million.

At December 31, 2009, the Company had federal and state net operating loss carryforwards of $42.3 million and $40.3 million, respectively, expiring at various dates through 2029. At December 31, 2009, the Company had federal and state research and development tax credits of $1.1 million and $1.1 million, respectively. The federal research and development tax credits expire at various dates through 2029, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $2.5 million which begin to expire in 2014. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the Company’s initial public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2009.

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

During the year ended December 31, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. During the years ended December 31, 2008 and 2007, the Company operated in two geographic locations, the U.S. and Asia. The Company commenced sales in Europe in the second half of 2008. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$104,531	$81,456	$66,722
Asia	23,524	17,731	13,309
Europe	4,101	2,126	—

Total consolidated revenues	$132,156	$101,313	$80,031

Total assets by region were as follows (in thousands):

	December 31,
	2009	2008
United States	$148,735	$141,658
Asia	13,082	13,890
Europe	71	—

Total consolidated assets	$161,888	$155,548

12. Related Party Transactions

For the year ended December 31, 2009, 2008 and 2007, the Company incurred costs of $0.2 million, $0 and $0.4 million respectively, to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P., the Company’s principal stockholder. As of December 31, 2009, HealthpointCapital owns approximately 38.1% of the Company’s outstanding common stock.

For the year ended December 31, 2009, the Company incurred costs of $0.2 million for legal services paid on behalf of HealthpointCapital in connection with the Brodke litigation.

In June 2009, the Company entered into a subscription agreement with HealthpointCapital Partners II, L.P. The Company sold 3,937,007 shares of its common stock at a price of $2.54 per share in a private placement for an aggregate purchase price of approximately $10.0 million. The Company paid approximately $0.1 million for transaction fees and received aggregate net proceeds of approximately $9.9 million.

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The Company’s majority shareholder, HealthpointCapital, owns a majority interest in Scient’x.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s September 2007 public offering of 10,000,000 shares of common stock, the Company sold 2,750,000 shares of common stock to HealthpointCapital Partners II, L.P. at a price $3.45 per share.

In August 2005, Alphatec Spine entered into a stock purchase agreement with Roy Yoshimi pursuant to which Alphatec Spine had an obligation to repurchase the shares of Alphatec Pacific owned by Mr. Yoshimi upon certain conditions, or upon the election of Mr. Yoshimi at any time following the first anniversary of the Company’s initial public offering. Mr. Yoshimi exercised this right on June 2, 2007 and the Company’s Board of Directors elected to pay the purchase price of $2.9 million for such Alphatec Pacific shares in the form of 804,874 shares of the Company’s common stock in accordance with the stock purchase agreement governing such transaction.

Dr. Stephen J. Hochschuler serves as a director of the Company’s and Alphatec Spine’s Board of Directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the years ended December 31, 2009, 2008 and 2007, the Company incurred costs of $0.2 million, $0.3 million and $0.3 million, respectively, for advisory services provided by Dr. Hochschuler.

During 2008, Alphatec Pacific, Inc. sold property to a Director of Alphatec Pacific, Inc. The sale was transacted at a third-party appraised price of $0.3 million. A loss of $0.1 million was recorded by the Company on the sale.

In November 2009, the Company purchased real property in Connecticut from one of its Vice Presidents. The purchase was transacted at a third-party appraised price of $0.4 million. The Company subsequently engaged a real-estate firm to manage and sell the property. The Company incurred expenses related to the sale of the property of $0.1 million.

13. Restructuring

Relocation of Biologics Distribution Center

In the second quarter of 2007, the Company announced the relocation of its Massachusetts biologics distribution center to Carlsbad, California, the location of the Company’s corporate headquarters. The Company completed the relocation in the fourth quarter of 2007. During 2007, the Company recorded $0.5 million for contract termination expenses.

Cost Reduction Plan

For the years ending December 31, 2008 and 2007, the Company initiated reductions in the work force and recorded severance expense of $0.4 million each year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are vested after one year of service. The Company’s total contributions to the 401(k) plan were $0.3 million, $0.7 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

15. Subsequent Events

Agreement to Acquire Scient’x

On December 17, 2009, the Company entered into an acquisition agreement to acquire all of the shares of Scient’x, a medical device company based in Guyancourt, France, that designs, develops and manufactures surgical implants to treat disorders of the spine. The Company has targeted the purchase of Scient’x to acquire its product portfolio and technology and its international distribution network and existing customer base and because of the increased scale of the combined entities. The transaction is structured as an all stock transaction such that 100% of outstanding Scient’x stock will be exchanged pursuant to a fixed ratio for 24,000,000 shares of the Company’s common stock. The acquisition will be accounted for under the acquisition method of accounting and is expected to close by the end of the first quarter of 2010.

Through December 31, 2009, the Company had incurred transaction costs relating to the acquisition of approximately $2.6 million. These costs have been included in general and administrative expense in the consolidated statement of operations.

Shares Reserved for Issuance

In January 2010, the Company’s Board of Directors agreed to increase the number of shares reserved for issuance under the 2005 Plan by 1,000,000 shares.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement with Parcell Spine, LLC, (the “Parcell Agreement’), that provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million shares of the Company’s common stock following the successful completion of the pre-clinical study; and (iv) sales milestone payments in cash and the Company’s common stock.

Subscription Agreements for Sale of Common Stock

On February 9, 2010, the Company entered into subscription agreements with a group of purchasers for the sale of an aggregate of 1,592,011 shares of the Company’s common stock at a purchase price of $4.1457 per share, for gross proceeds of approximately $6.6 million (the “Offering”). The net proceeds to the Company from the Offering, after deducting expenses, were approximately $6.5 million. The Offering closed on February 12, 2010.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Filing of Registration Statement

On February 12, 2010, the Company filed a registration statement on Form S-3 with the SEC to register for resale by HealthpointCapital up to an aggregate of 20,031,646 shares of the Company’s common stock. In addition, under this shelf registration, the Company may offer and sell shares of its common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. As of the date of the filing of this Annual Report on Form 10-K, the registration statement has not been declared effective by the SEC.

Litigation

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”) alleging that the Company owes Cross royalty payments on sales of certain products containing polyaxial pedicle screw components. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on the Company’s financial condition and results of operations.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2009 and 2008 are as follows (in thousands, except per share data):

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$30,610	$32,263	$32,677	$36,606
Gross profit	19,780	20,851	20,811	22,699
Total operating expenses	22,904	26,302	21,468	23,024
Net loss	(4,383)	(6,303)	(1,283)	(1,320)
Basic and diluted net loss per common share (1)	(0.09)	(0.13)	(0.02)	(0.03)

	Year ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$23,197	$23,853	$25,816	$28,447
Gross profit	15,310	15,837	16,708	16,853
Total operating expenses	31,171	19,156	21,163	21,024
Net loss	(15,779)	(3,591)	(4,860)	(5,058)
Basic and diluted net loss per common share (1)	(0.34)	(0.08)	(0.10)	(0.11)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2006	$620	$10,314
Provision (credit)	(351)	1,175
Acquisition	5	—
Write-offs and recoveries, net	(89)	(1,381)

Balance at December 31, 2007	185	10,108
Provision	330	3,068
Write-offs and recoveries, net	(182)	(2,007)

Balance at December 31, 2008	333	11,169
Provision	5	1,927
Write-offs and recoveries, net	(20)	(4,451)

Balance at December 31, 2009	$318	$8,645

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.