Form 10-K/A
period 2009-12-31
Alphatec Holdings, Inc.
filed 2010-04-02
CIK 1350653

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2009 was approximately $100.5 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 31, 2010 was 78,081,049.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 2, 2010, or the Original Filing. The purpose of this Amendment is to include information required by Part III the Annual Report on Form 10-K that was omitted from Part III of the Original Filing. This Amendment contains the information that was previously omitted from Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications, the addition of a registration rights agreement among the Company and certain other parties as exhibit 4.3, and the deletion of two warrants for the purchase of shares of the Company’s common stock that are no longer outstanding.

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

i

ALPHATEC HOLDINGS, INC.

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

As of March 31, 2010, our board of directors, or the Board, consisted of nine directors: Mortimer Berkowitz III, John H. Foster, R. Ian Molson, Stephen E. O’Neil, Stephen H. Hochschuler, M.D., James R. Glynn, Rohit M. Desai, Dirk Kuyper and Siri S. Marshall.

Set forth below are the names of our directors, their ages, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age
Mortimer Berkowitz III, Chairman of the Board of Directors	55
John H. Foster	67
R. Ian Molson(1)(2)(3)	55
Stephen E. O’Neil(1)(2)(3)	77
Stephen H. Hochschuler, M.D.	67
James R. Glynn(1)	63
Rohit M. Desai	71
Dirk Kuyper, President and CEO	52
Siri S. Marshall	61

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Mortimer Berkowitz III has served as Chairman of the Board of us and Alphatec Spine since April 2007. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002, the positions of managing director and member of the Board of Managers of HealthpointCapital, LLC since its formation in July 2002 and the position of President of HealthpointCapital, LLC since February 2005. Prior to joining HealthpointCapital, LLC, Mr. Berkowitz was managing director and co-founder of BPI Capital Partners, LLC, a private equity firm founded in 1990. Prior to 1990, Mr. Berkowitz spent 11 years in the investment banking industry with Goldman, Sachs & Co., Lehman Brothers Incorporated and Merrill Lynch & Co. He is a director of BioHorizons, Inc., a privately-held dental implant company that is a HealthpointCapital portfolio company, and Scient’x S.A., a French spinal implant company that is also a HealthpointCapital portfolio company and that we acquired in March 2010. He is also on the Leadership Council of the Harvard School of Public Health.

The Board selected Mr. Berkowitz to serve on the Board and be the Chairman of the Board of Directors because his investment and financial expertise and experience in the orthopedics and spine industries contribute to the breadth of knowledge of the Board.

John H. Foster has served as a Director of us and Alphatec Spine since March 2005. From March 2005 until April 2007 Mr. Foster served as the Chairman of our Board of Directors. From December 2006 until June 2007 he served as the President and CEO of us and our subsidiary, Alphatec Spine. From October 2006 until December 2006 he served as the Executive Chairman of us and our subsidiary, Alphatec Spine. Mr. Foster also served as our and Alphatec Spine’s CEO from March 2005 to October 2005. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and Chairman, CEO, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002 and the positions with HealthpointCapital, LLC since its formation in July 2002.

The Board selected Mr. Foster to serve on the Board because his investment and financial expertise and experience in the orthopedics and spine industries contribute to the breadth of knowledge of the Board.

R. Ian Molson has served as a Director of us and Alphatec Spine since July 2005. Mr. Molson has served as a Director of Cayzer Continuation PCC, an investment company, since September 2004. From June 1996 until May 2004 Mr. Molson served on the board of directors of Molson, Inc., a leader in the brewing industry. From June 1999 until May 2004 he also served as Deputy Chairman and Chairman of the Executive Committee at Molson Inc. Between 1977 and 1997, he was employed by Credit Suisse First Boston in various capacities, including Managing Director. From 1993 to 1997, Mr. Molson served as Head of the Investment Banking Department in Europe, a position which encompassed corporate finance, corporate advisory, mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. In the past five years, Mr. Molson has served as a director of Sapphire Industrial Corp., a special purpose acquisition company, which was publicly traded when Mr. Molson served on its board of directors. Mr. Molson is no longer a director of Sapphire Industrials Corp.

The Board selected Mr. Molson to serve on the Board because his experiences in the investing banking field, his investment and financial expertise and experience as a director of another company in the spine industry and his experience as a director of another public company contribute to the breadth of knowledge of the Board.

Stephen E. O’Neil has served as a Director of us and Alphatec Spine since July 2005. In May 1991, he founded The O’Neil Group, which provides legal and financial advice to clients primarily in the areas of mergers and acquisitions, financings and corporate strategy. Prior to that, Mr. O’Neil formed a law partnership with Paul Mishkin under the name Mishkin, O’Neil for the purpose of engaging in general corporate and business law. Prior to that, he co-founded two corporations, Syntro Corporation and NovaCare, Inc., which have since become public companies. Mr. O’Neil commenced his legal career at Cravath Swaine & Moore. Mr. O’Neil has also held a series of executive positions at City Investing Company, including President and Vice Chairman.

The Board selected Mr. O’Neil to serve on the Board because his experiences as an attorney, his investment and financial expertise and experience as a director of another company in the spine industry contribute to the breadth of knowledge of the Board.

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

The Board selected Dr. Hochschuler to serve on the Board because his experience as a spine surgeon and his experience as a director of other companies in the spine industry contribute to the breadth of knowledge of the Board.

James R. Glynn has served as a Director of us and Alphatec Spine since April 2007. From January 2003 to July 2003, Mr. Glynn served as the President and interim Chief Executive Officer of Invitrogen Corp., now Life Technologies Corporation, a publicly held biotechnology company (NASDAQ: LIFE). Mr. Glynn retired from such positions in July 2003. From July 2002 to December 2002, Mr. Glynn was an Executive Vice President at Invitrogen Corp., and from June 1998 to June 2002, he served as Invitrogen Corp.’s Executive Vice President and Chief Financial Officer. From June 1998 to April 2006 Mr. Glynn served as a member of the board of directors of Invitrogen Corp. From July 1995 to May 1997, he served as Senior Vice President and Chief Financial Officer of Invitrogen Corp. In the past five years, Mr. Glynn has served as a director of the following companies, each of which was publicly traded when Mr. Glynn served on its board of directors: Life Technologies Corporation, a biotechnology company; and Visual Sciences, Inc., which was acquired and is no longer publicly traded, a provider of real-time analytics applications. Mr. Glynn is no longer a director of Life Technologies Corporation or Visual Sciences, Inc.

The Board selected Mr. Glynn to serve on the Board because his experiences as a President and Chief Executive Officer and Chief Financial Officer of a publicly traded company, his financial expertise and experience as a director of publicly traded companies contribute to the breadth of knowledge of the Board.

Rohit M. Desai has served as a Director of us and Alphatec Spine, since January 2008. Mr. Desai is the founder of and, since its formation in 1984, has been Chairman and President of Desai Capital Management Incorporated, a specialized equity investment management firm that manages the assets of various institutional clients. Since its inception, it has sponsored four institutional investment partnerships, each with committed capital between $325 million and $410 million. All of these partnerships have completed their investment programs. Prior to forming Desai Capital Management in 1984, Mr. Desai spent 20 years with Morgan Guaranty Trust, an affiliate of J.P. Morgan, where he managed an equity linked investment fund. In the past five years, Mr. Desai has served as a director of the following companies, each of which was publicly traded when Mr. Desai served on its board of directors: Atlas Acquisition Holding Corp, which is no longer publicly traded, a special purpose acquisition company; Finlay Enterprises, Inc., a company engaged in retail jewelry sales; Sitel Corporation, which was acquired and is no longer publicly traded, a global provider of outsourced computer support services; and SunCom Wireless Holdings, Inc., which was acquired and is no longer publicly traded, a provider of digital wireless communications services. Mr. Desai is no longer a director of Atlas Acquisition Holding Corp., Sitel Corporation or SunCom Wireless Holdings, Inc.

The Board selected Mr. Desai to serve on the Board because his investment and financial expertise and experience as a director of other publicly traded companies contribute to the breadth of knowledge of the Board.

Dirk Kuyper has served as a Director of us and Alphatec Spine since January 2008. Mr. Kuyper has served as the President and Chief Executive Officer of us and our subsidiary, Alphatec Spine, since June 2007. From 2004 to 2007, Mr. Kuyper served as the President of Aesculap, Inc., a company that manufactured and sold surgical implants and instruments, including implants and instruments used in spinal surgery. From 2001 to 2004, Mr. Kuyper served as the Executive Vice President and Chief Operating Officer at Aesculap Inc. From 1998 to 2001, Mr. Kuyper served as the Executive Vice President of Sales and Marketing at Aesculap Inc. From 1990 to 1998 Mr. Kuyper held various sales positions of increasing responsibility at Aesculap Inc. Mr. Kuyper served on active duty for four years in the U.S. Army where he achieved the rank of Captain.

The Board selected Mr. Kuyper to serve as a director because it believe that his knowledge of our operations as our President and Chief Executive Officer and experience in the spine industry contribute to the breadth of knowledge of the Board.

Siri S. Marshall has served as a Director of us and Alphatec Spine since October 2008. Ms. Marshall is the former Senior Vice President, General Counsel and Secretary and Chief Governance and Compliance Officer at General Mills, Inc., having retired from those positions in January 2008. Prior to joining General Mills in 1994, Ms. Marshall was Senior Vice President, General Counsel and Secretary of Avon Products, Inc. In the past five years, Ms. Marshall has served as a director of the following companies, each of which is publicly traded: Ameriprise Financial, Inc., a diversified financial services company, and Equifax, Inc., a global provider of information solutions for businesses and consumers. Ms. Marshall is also a director of the Yale Center for the Study of Corporate Law, a Distinguished Advisor to the Strauss Institute for Dispute Resolution, and a Trustee of the Minneapolis Institute of Arts. In the past she has served as a director of the American Arbitration Association and the Yale Law School Fund. She has also served as a member of The New York Stock Exchange Legal Advisory Committee.

The Board selected Ms. Marshall to serve on the Board because her experiences as a General Counsel of a publicly traded company, her financial expertise and experience as a director of publicly traded companies contribute to the breadth of knowledge of the Board.

Board of Directors Leadership Structure

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has determined that having a non-employee director serve as Chairman is in the best interest of the Company's shareholders at this time. The Board believes this leadership structure enhances the Board's oversight of, and independence from, Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders, and our overall corporate governance compared to a combined Chairman/Chief Executive Officer leadership structure.

Mr. Berkowitz has served as non-executive Chairman of the Board of Directors since 2007. The Chairman of the Board of Directors provides leadership to the Board and works with the Board to define its activities and the calendar for fulfillment of its responsibilities. The Chairman of the Board of Directors approves the meeting agendas after input from management, facilitates communication among members of the Board and presides at meetings of our Board and stockholders.

The Chairman of the Board of Directors, the Chairman of the Audit Committee, the President and Chief Executive Officer and the other members of the Board work in concert to provide oversight of our management and affairs. The leadership of Mr. Berkowitz fosters a culture of open discussion and deliberation, with a thoughtful evaluation of risk, to support our decision-making. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the Board, Mr. Berkowitz also works to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.

The Board of Directors’ Role in Risk Oversight

The Board plays an important role in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board and its committees. In particular, the Board administers its risk oversight function through (1) the review and discussion of regular periodic reports to the Board and its committees on topics relating to the risks that we face, (2) the required approval by the Board (or a committee of the Board) of significant transactions and other decisions, (3) the direct oversight of specific areas of our business by the Audit and Compensation committees, and (4) regular periodic reports from our auditors and outside advisors regarding various areas of potential risk, including, among others, those relating to the our internal control over financial reporting. The Board also relies on management to bring significant matters impacting us to the Board’s attention.

Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for discussing the guidelines and policies that govern the process by which our exposure to risk is assessed and managed by management. As part of this process, the Audit Committee discusses our major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition, we, under the supervision of the Audit Committee, have established procedures available to all employees for the anonymous and confidential submission of complaints relating to any matter to encourage employees to report questionable activities directly to our senior management and the Audit Committee.

Because of the role of the Board in risk oversight, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to our operations. The Board believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

Committees of the Board and Meetings

Meeting Attendance. During the 2009 fiscal year, there were 13 meetings of our Board, and the various committees of the Board met a total of 14 times. No director attended fewer than 75% of the total number of meetings of the Board or committees of the Board on which he or she served during the 2009 fiscal year. The Board has adopted a policy under which each member of the Board is strongly encouraged to attend each annual meeting of our stockholders. Three directors attended our annual meeting of stockholders held in 2009.

Audit Committee. Our Audit Committee met six times during the 2009 fiscal year. This committee currently has three members, James R. Glynn (Chairman), R. Ian Molson and Stephen E. O’Neil. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual and quarterly financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Messrs. Molson and Glynn are each an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. A copy of the Audit Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations – Corporate Governance.”

Compensation Committee. Our Compensation Committee met eight times during the 2009 fiscal year. This committee currently has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our Amended and Restated 2005 Employee, Director and Consultant Stock Plan. The Compensation Committee is responsible for the determination of the compensation of our CEO, and shall conduct its decision-making process with respect to that issue without the presence of the CEO. All members of the Compensation Committee qualify as independent directors under the standards promulgated by The NASDAQ Stock Market. A copy of the Compensation Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations – Corporate Governance.” Please also see the report of the Compensation Committee set forth elsewhere in this report.

Further discussion of the process and procedures for considering and determining executive compensation, including the role that our executive officers play in determining compensation for other senior management, is included below in the section entitled “Compensation Discussion and Analysis.”

Nominating and Governance Committee. Our Nominating and Governance Committee did not meet during the 2009 fiscal year. This committee currently has two members, Stephen E. O’Neil (Chairman) and R. Ian Molson. Our Nominating and Governance Committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates. All members of the Nominating and Governance Committee qualify as independent directors under the definition promulgated by The Nasdaq Stock Market. The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. Although the Company has no policy regarding diversity, the Nominating Committee seeks a broad range of perspectives and considers both the personal characteristics (gender, ethnicity, age) and experience (industry, professional, public service) of Directors and prospective nominees to the Board. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2010 Annual Meeting of Stockholders, it must comply with the procedures set forth in our By-laws and give timely notice of the nomination in writing to our Secretary not less than 45 or more than 75 days prior to the date on which we first mail our proxy statement relating to our Annual Meeting of Stockholders to be held in 2010. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, it must make such proposal for such candidate in writing, addressed to the Nominating and Governance Committee care of our Secretary at our principal offices. Submissions must be made by mail, courier or personal delivery and must contain the information set forth in our Nominating and Governance Committee Charter, which is available on our website at www.alphatecspine.com under “Investor Relations – Corporate Governance.”

Shareholder Communications to the Board

Stockholders may communicate with the Board of Directors by sending a letter to the following address: Attn: Security Holder Communication, Corporate Secretary, Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, CA 92008. The Corporate Secretary will receive the correspondence and forward it to the Chairman of the Board, or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to the Company or its business or is similarly inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Communications should not exceed 500 words in length and must be accompanied by the following information:

•	A statement of the type and amount of the securities of the Company that the person holds;

•	Any special interest, meaning an interest not in the capacity as a security holder of the Company, that the person has in the subject matter of the communication; and

•	The address, telephone number and e-mail address, if any, of the person submitting the communication.

A copy of the Policy and Procedures on Security Holder Communication with Directors is publicly available on our website at www.alphatecspine.com under “Investor Relations – Corporate Governance.”

Executive Officers

Set forth below is certain information regarding our principal executive officers and other executive officers who are not also directors. We have employment agreements with all of our executive officers. Other than with respect to Dirk Kuyper, our President and CEO, and Mitsuo Asai, the President of our subsidiary, Alphatec Pacific, all other executive officers are at-will employees.

Name	Age	Position
Peter C. Wulff	51	Chief Financial Officer, Vice President and Treasurer
Stephen Lubischer	47	Vice President, Sales
Jens Peter Timm	36	Vice President, Research and Development
Mitsuo Asai	54	President, Alphatec Pacific

Peter C. Wulff has served as the Chief Financial Officer, Vice President and Treasurer of us and Alphatec Spine since June 2008. From January 2005 until May 2008, he served as the Chief Financial Officer of Artes Medical, Inc., and from February 2007 until May 2008, Mr. Wulff also served as the Executive Vice President of Artes Medical, a publicly traded medical device company. Artes Medical is no longer publicly traded and filed for bankruptcy protection within two years after the departure of Mr. Wulff. From June 2004 until December 2004, Mr. Wulff was a managing partner of Acumen Biomedical, a consulting services firm that specialized in providing services to medical technology companies. From May 2001 to May 2004, Mr. Wulff served as Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary of CryoCor, Inc., a medical device company. From November 1999 to May 2001, Mr. Wulff served as Chief Financial Officer and Treasurer of Natural Alternatives International, Inc., a publicly-traded and international nutritional supplement manufacturer.

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

Jens Peter Timm has served as the Vice President, Research and Development of us and Alphatec Spine since February 2008. From 2004 until he joined us, Mr. Timm served as Vice President of Research and Development at Applied Spine Technologies Inc. From 1999 to 2004, Mr. Timm served in various engineering and research and development capacities at Interpore Cross International, most recently as Director of Development, Anterior Fusion and Disc Systems. From 1997 to 1999, Mr. Timm served as a Development Engineer with Biomet, Inc. Mr. Timm is a charter member of the Spine Arthroplasty Society.

Mitsuo Asai has served as President of Alphatec Pacific, Inc., or Alphatec Pacific, a wholly owned subsidiary of Alphatec Spine, since April 2008. From 2006 until he joined Alphatec Pacific in 2008, Mr. Asai was the President of Tokai Co., Ltd., a manufacturer of consumer goods. From 2002 to 2004, Mr. Asai served as General Manager and President of Virbac Japan Co., Ltd., a company that focused on veterinary pharmaceuticals and healthcare products. From 1998 to 2002, Mr. Asai served as President and CEO of Vital Link Corporation, a distributor of cardiovascular medical devices. From 1985 to 1996, Mr. Asai held various positions of increasing responsibility with Beckman Coulter, K.K., a manufacturer of biomedical testing instrument systems.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our President and CEO, who is our principal executive officer, and Chief Financial Officer, who is our principal financial and accounting officer. The text of the code of conduct is posted on our website at www.alphatecspine.com under “Investor Relations – Corporate Governance” and is filed as an exhibit to our Annual Report on Form 10-K, and is available to stockholders without charge, upon request, in writing to the Secretary, Alphatec Holdings, Inc., at 5818 El Camino Real, Carlsbad, CA 92008. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market and the SEC, in which case we intend to post such amendments and waivers on our website at www.alphatecspine.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that one initial reports of ownership, was filed late by HGP II, LLC and 15 reports, in the aggregate, of a change in beneficial ownership were filed late by each of the following: Messrs. Kuyper (four reports regarding four transactions), Lubischer (two reports regarding two transactions), Stott (two reports regarding two transactions), Garner (two reports regarding two transactions), Timm (two reports regarding two transactions), Wulff (one report regarding one transaction), Molson (one report regarding one transaction) and Hochschuler (one report regarding one transaction).

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

We have prepared this Compensation Discussion and Analysis, or CD&A, to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of the individuals identified below, who are our “Named Executive Officers,” as such term is defined in Item 402 of Regulation S-K:

•	Dirk Kuyper, President and Chief Executive Officer

•	Peter C. Wulff, Chief Financial Officer, Vice President and Treasurer

•	Stephen Lubischer, Vice President, Sales

•	Jens Peter Timm, Vice President, Research and Development

•	Mitsuo Asai, President, Alphatec Pacific

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

We do not utilize compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on us. This "Compensation Discussion and Analysis" section describes generally our compensation policies and practices that are applicable for executive and management employees. We use common variable compensation designs across all of our business units and divisions, with a significant focus on corporate and business financial performance as generally described in Annual Report.

Compensation Process and Benchmarking

Compensation Process

Pursuant to its charter, the Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our executive officers, including responsibility for evaluating management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Compensation Committee is required to review all components of executive officer compensation for consistency with our compensation philosophy.

In 2008, we hired several new executive officers, namely Mr. Asai, the President of our subsidiary, Alphatec Pacific, and Mr. Wulff, our Chief Financial Officer, Vice President and Treasurer. With respect to each of such individuals, their compensation for 2008 was determined during arms-length negotiations with our President and CEO. With respect to all of such hires, the Compensation Committee approved the compensation terms set forth in such individual’s employment agreement prior to their hire. Beginning in 2008, the processes followed by the Compensation Committee in setting executive compensation became more formalized. As requested by the Compensation Committee, our President and CEO presents individual performance review summaries, proposed annual salary increases and long-term incentive grant recommendations for the other executive officers to the members of the Compensation Committee. The Compensation Committee reviews the information and either approves the recommendation or makes changes at its discretion. The Compensation Committee, in consultation with the Chairman of the Board of Directors, makes its own assessment of our President and CEO based on our financial performance, his compensation compared to CEOs in our peer group, the components of his compensation and his total compensation level. The Compensation Committee then approves the compensation of our President and CEO.

In 2008, the President and CEO retained a compensation consultant, Remedy, LLC, to obtain compensation data of companies in our industry or similar industries that had annual revenues similar to ours. In 2009, in lieu of using a compensation consultant, our President and CEO, working with our Vice President, Human Resources, reviewed published compensation survey data from companies in our industry or similar industries with annual revenues similar to ours. Except to the extent described under “Benchmarking,” the Compensation Committee has not relied on formulas or specific analysis in determining levels and mixes of compensation but rather has relied on its members’ subjective but reasonable, good faith judgment based on their years of experience both with us and with other companies they have been involved with in their professional careers.

In recognition of the challenging economic conditions that existed throughout 2009, none of our executive officers received an increase in base salary during 2009. In 2009, our President and CEO provided recommendations to the Compensation Committee regarding financial goals and criteria for the establishment of an annual bonus plan for our executive officers. These criteria and targets were based upon our operating plan for the 2009 fiscal year, as approved by the Board. The corporate performance metrics under the bonus plan as approved by the Compensation Committee included attainment of certain financial targets. The bonus plan for fiscal year 2009 is further described below under the heading “2009 Bonus Plan.”

Benchmarking

In benchmarking compensation for the executive officers (other than the President and CEO), the President and CEO makes recommendations to the Compensation Committee based on total cash compensation (base salary plus annual cash incentives) and long-term equity incentives. Under this system, the President and CEO assigns a total target compensation range to a particular executive officer after considering various factors under the major categories of job demands, knowledge, level of responsibility and the total target compensation paid by our peer group. We anticipate that a similar exercise will be employed in the future. With respect to our executive officers, all of Mr. Kuyper’s total target compensation recommendations are reviewed and approved by the Compensation Committee.

Starting in 2009, the President and CEO evaluated the total targeted compensation of our executive officers by comparing our information to published compensation survey data from companies in our industry or similar industries with annual revenues similar to those of ours. We believe that our peer group consists of the following companies: RTI Biologics, Accuray, Cardiac Science Corp., Nuvasive and Exactech. This group was different than our prior peer group because we believe that the prior peer group included companies that either were not in an industry that was similar enough to ours, or had revenues that were either significantly higher or lower than ours. We periodically evaluate this list to ensure that it is an accurate representation of our peers. The survey data included information on job duties, and target and actual total compensation at the median and 75th percentiles. The President and CEO and the Compensation Committee generally consider total targeted compensation for key employees to be within the market competitive range if total targeted compensation was between the median and 75th percentile.

Elements of Compensation and How Each Element is Chosen

As indicated above, compensation elements for our executive officers are designed to attract and retain individuals with exceptional ability for these key roles in a very competitive market for such talent. Certain elements of compensation serve other important interests. For example, annual incentive pay is designed to motivate the executive officers to attain our vital short-term goals. Long-term incentive pay in the form of equity awards vesting over a number of years aligns the executive officer’s interest with that of our shareholders in seeing long-term increases in the value of our shares. The main compensation elements for our executive officers (salary, annual incentive, long-term incentive, and other benefits and perquisites) are described in more detail below.

For fiscal year 2009, each executive officer’s compensation generally consisted of three elements: (i) base salary, (ii) cash bonus based upon our attainment of pre-established objectives; and (iii) long-term stock-based incentive awards designed to align the interests between our executive officers and our shareholders.

Base Salaries and Target Bonus Percentages

The President and CEO reviews the base salaries of the executive officers in the first quarter of each calendar year and determines whether any changes are appropriate for the then-current fiscal year. During such review, the President and CEO takes multiple factors into consideration. Base salaries of the executive officers are targeted at a competitive market median based on each respective position with individual variations explained by differences in experience, skills and sustained performance. In recognition of the challenging economic conditions that existed throughout 2009, none of our executive officers received an increase in base salary during 2009. In February 2010, however, the Compensation Committee approved the following increases to the 2010 salaries of our Named Executive Officers in consideration of the fact that salary increases were not given in 2009 and a comparison to the relevant salaries of comparable positions of members of our peer group. In addition, with respect to Mr. Kuyper, his 2010 target bonus percentage was reduced from 100% of his base salary to 88.2% of his base salary due, in part, to the increase in his base salary.

Name	2009 Base Salary		2010 Base Salary		Percentage Increase	2009 Target Bonus Percentage	2010 Target Bonus Percentage
Dirk Kuyper	$375,000		$425,000		13.3%	100%	88.2%
Peter C. Wulff	$260,000		$273,000		5%	50%	50%
Stephen Lubischer	$245,000		$249,900		2%	85%	85%
Jens Peter Timm	$225,000		$236,250		5%	50%	50%
Mitsuo Asai	$284,775	(1)	$293,318	(1)	3%	35%	35%

(1)	For the purposes of this table, Mr. Asai’s 2009 base salary was converted from Japanese Yen to U.S. Dollars using the exchange rate as of December 31, 2009.

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

2009 Bonus Plan

In February 2009, the Compensation Committee approved the bonus plans for each of our executive officers, which we refer to collectively herein as the 2009 Bonus Plan. Under the 2009 Bonus Plan, our Named Executive Officers were eligible for cash bonuses for the 2009 fiscal year as further described below.

2009 Bonus Plan for Messrs. Kuyper, Wulff and Timm

With respect to each of Messrs. Kuyper, Wulff and Timm, the target cash bonuses for fiscal year 2009 were determined according to a formula expressed as percentages of the respective executive’s base salary, and was subject to adjustments based on the percentage to which the targeted applicable performance criteria was achieved, which in 2009 was predicated 100% on the achievement of certain EBITDA targets generated in accordance with our 2009 operating plan that was approved by our Board of Directors. The Compensation Committee approved all financial criteria for the awarding of such cash bonuses and the President and CEO presented the financial criteria to Messrs. Wulff and Timm for their confirmation of the achievability of such criteria. In the event the executives exceeded such target levels, they were entitled to receive cash bonuses based on higher percentages of their respective base salaries. The table below sets forth for each of these executive officers the percentage of the base salary that such executive officer was eligible to receive as a cash bonus under the 2009 Bonus Plan upon the achievement of the target levels EBITDA.

Name	2009 Base Salary	Bonus Percentage Upon 100% Achievement of EBITDA Performance Criteria
Dirk Kuyper	$375,000	100%
Peter C. Wulff	$260,000	50%
Jens Peter Timm	$225,000	50%

In 2009, we achieved a percentage of the EBITDA target that entitled each of Messrs. Kuyper, Wulff and Timm to 80% of his respective target bonus. 33% of the bonuses were paid in the first quarter of 2010, and the remainder is expected to be paid prior to the end of July 2010, provided the executive officer is employed by us on the day that the bonus is paid.

2009 Bonus Plan with Respect to Mr. Asai

With respect to Mr. Asai, the target cash bonus for fiscal year 2009 was determined according to a formula expressed as up to 35% of his base salary of 26 million Japanese yen, and was subject to adjustments based on the percentage to which the targeted applicable performance criteria was achieved. Mr. Asai was eligible to receive a cash bonus for 2009 based on the achievement of the following goals (i) a goal based upon total consolidated sales by Alphatec Pacific (which represented 50% of such bonus amount), (ii) a goal based upon total spine sales by Alphatec Pacific (which represented 25% of such bonus amount), and (iii) a goal based upon profits before taxes of Alphatec Pacific (which represented 25% of such bonus amount). The Compensation Committee approved all financial criteria for the awarding of this cash bonus and the President and CEO presented the financial criteria to Mr. Asai for his confirmation of the achievability of such criteria. In the event that the profits before taxes exceeded certain target levels, Mr. Asai was entitled to receive a cash bonus based on higher percentages of his base salary.

In 2009, Mr. Asai achieved a percentage of the spine revenue and profitability targets that entitled him to 65% of his target bonus. 33% of his bonus was paid in the first quarter of 2010, and the remainder is expected to be paid prior to the end of July 2010, provided Mr. Asai is employed by us on the day that the bonus is paid.

2009 Plan with Respect to Mr. Lubischer

With respect to Mr. Lubischer, the target cash bonus for fiscal year 2009 was determined based upon our achievement of certain sales goals in the U.S. Upon 100% achievement of all of such sales targets, Mr. Lubischer’s bonus would have equaled 85% of his base salary of $245,000. The Compensation Committee approved all financial criteria for the awarding of this cash bonus and the President and CEO presented the financial criteria to Mr. Lubischer for his confirmation of the achievability of such criteria. In the event that U.S. sales exceeded certain target levels, Mr. Lubischer would have been entitled to receive a cash bonus that was higher than the percentage of his base salary set forth above. Two-thirds of Mr. Lubischer’s bonus was payable quarterly, based on the achievement of quarterly sales targets and one-third of Mr. Lubischer’s bonus was payable following the end of the 2009 fiscal year, based on the achievement of an annual sales target.

In 2009, Mr. Lubischer achieved a percentage of the revenue target that entitled him to 67% of his target bonus. 50% of his year-end bonus (which is equal to one-third of the total bonus amount) was paid in the first quarter of 2010, and the remainder is expected to be paid prior to the end of July 2010, provided Mr. Lubischer is employed by us on the day that the bonus is paid.

With respect to all of the bonuses described above, we (or Alphatec Pacific with respect to Mr. Asai) had to have achieved a threshold of financial performance that was established by the Compensation Committee before any of these bonuses would become payable.

Equity Compensation Awards

Equity compensation has traditionally been an important element of our executive compensation program in order to align the interests of our executives with those of our stockholders. Because the value of the equity awards will increase only when we perform and increase stockholder value, the grant of such equity awards provides long-term incentives to the recipients thereof, including our executive officers. These awards not only serve to align the executives’ interests with those of the stockholders over an extended period of time, but because they also generally are subject to vesting in connection with continued service to us over a specified period of time, these awards serve as an additional retention mechanism. The Compensation Committee believes that both of these elements are important factors in executive compensation.

New Hire Grants

Generally, we grant equity awards to our new employees, including our executive officers, in connection with the start of their employment. At the time of the hiring of any executive officer, equity compensation generally is negotiated between such officer and us. Generally, such negotiations are conducted by our President and CEO on our behalf. The Compensation Committee approves such negotiated equity compensation for newly hired executive officers. The size of such awards is determined based upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we are competitive for personnel, but are not established based upon any formal survey or other comparative data. In addition, the President and CEO often adjusts such initial equity compensation grants as deemed appropriate to attract or retain specific candidates based on their experience, knowledge, skills and education and our needs. Other than with respect to the restricted stock granted to Mr. Kuyper, which vests quarterly over the course of four years, prior to November 2009, equity grants made to newly hired executive officers vested annually over either four or five years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us. In November 2009, the Compensation Committee determined that all options issued after such date will vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches each three months thereafter.

Annual Equity Grants

Beginning in 2007, we have awarded our key employees, including our executive officers an annual stock option grant with the goal of providing continued incentives to retain strong executives and improve corporate performance. Each year, including fiscal year 2009, the President and CEO makes a recommendation to our Compensation Committee regarding whether any equity incentive grant is appropriate for an executive officer and the amount of such grant. The Compensation Committee approves such annual equity grant for executive officers. In reaching their decision, the President and CEO and the Compensation Committee considers each individual’s experience, the scope of such individual’s responsibilities, his or her performance in the applicable role, and his or her expected future contribution to our goals and stockholder value. On August 4, 2009, following Compensation Committee approval, each of Messrs. Asai, Lubischer, Wulff, Timm and Kuyper received stock options to purchase 20,000; 20,000; 25,000; 20,000 and 50,000 shares, respectively, of our common stock as part of our annual option grant program. On November 5, 2009, the Compensation Committee approved a grant of options to purchase 20,000 shares of common stock to Mr. Lubischer as an additional bonus for Mr. Lubischer. This issuance to Mr. Lubischer was not made pursuant to the 2009 Bonus Plan, and was granted to Mr. Lubischer because he did not receive an equity grant in March 2009 (see “Equity Grants Made in March 2009”). The amount of the annual equity grant is evaluated so as to ensure that the grants are comparable to similarly-situated executives in comparable companies in our industry with whom we directly compete in our hiring and retention of executives. Prior to November 2009, merit based annual equity grants made to executive officers generally vested annually over the four years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us. In November 2009, the Compensation Committee determined that all options issued after such date will vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches each three months thereafter.

Equity Grants Made in March 2009

On March 6, 2009, following Compensation Committee approval, Messrs. Kuyper, Wulff and Timm were granted options to purchase 50,000, 25,000 and 20,000 shares, respectively, of our common stock. These options were granted to the executives as an additional bonus amount for fiscal year 2008 based on the Compensation Committee’s belief that despite the fact that we did not reach our 2008 EBITDA and revenue targets, we achieved certain other important milestones in 2008, including revenue goals and product development and launch milestones. These issuances were not made pursuant to the bonus plan that was approved by the Compensation Committee for 2008. These grants vest annually over the four years following the date of grant in equal installments on the anniversary of the date of grant, subject to the officer’s continued employment with us.

Termination and Change in Control Based Compensation

Our Compensation Committee agreed to severance packages for our Named Executive Officers as part of the negotiations with each of these executive officers to secure his services. Our Compensation Committee approved the severance packages based on their experience serving on boards of directors and compensation committees of companies of a similar size and stage of development to us and their familiarity with severance packages offered to executive officers of such companies. Based on this knowledge, experience and information, we believe that the respective severance periods and provision of medical and similar benefit programs during such severance periods are both reasonable and generally in line with severance packages negotiated with executive officers of similarly situated companies.

In addition, pursuant to our restricted stock agreements and stock option agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, the vesting of outstanding restricted stock grants and stock option awards held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.

Other Compensation

We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance, an employee stock purchase plan, and a 401(k) plan. We match all employee contributions to our 401(k) plan, including those of our executive officers. We also provide our President and CEO and all sales employees, including Mr. Lubischer, with a monthly automobile allowance. In particular circumstances, we also utilize cash signing bonuses when certain executives and senior level non-executives join us. Such cash signing bonuses are typically repayable in full to us if the recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we have paid and will consider paying cash bonuses to compensate for amounts forfeited by an executive upon terminating prior employment. In addition, we may assist with certain expenses associated with an executive joining and maintaining their employment with us. For example, in 2009, we reimbursed our Vice President, Research and Development, for certain housing costs and/or expenses related to relocation and we purchased his Connecticut residence for an appraised price provided by a third party. In addition, in 2009 we reimbursed our President of Alphatec Pacific for rental expenses related to an apartment close in proximity to our corporate office in Japan and expenses related to the purchase of workman’s accident compensation insurance. We believe these forms of compensation create additional incentives for an executive to join us in a position where there is high market demand. These forms of compensation are typically structured to not exceed certain monetary amounts and/or time periods.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

MEMBERS OF THE COMPENSATION COMMITTEE
Stephen E. O’Neil (Chairman)
R. Ian Molson

Summary Compensation Table

The following table sets forth information concerning compensation paid or accrued during the fiscal years ended December 31, 2009, 2008, and 2007, for services rendered to us by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers in 2009, each of whose total compensation exceeded $100,000. We refer to these executive officers as our “Named Executive Officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)		Bonus ($) (5)	Stock Awards ($)(6)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($) (7)	All Other Compensation ($)		Total ($)

Dirk Kuyper(1) President and Chief Executive Officer	2009	389,423	(8)	—	—	161,060	300,000	20,961	(9)	871,444
	2008	362,212		116,157	—	324,330	—	32,500		835,199
	2007	175,000		—	2,566,731	—	175,000	283,850		3,200,581

Peter C. Wulff(2) Chief Financial Officer, Vice President and Treasurer	2009	270,000	(8)	—	—	80,530	104,000	—		454,530
	2008	130,000		16,384	—	406,568	—	—		552,952

Stephen Lubischer Vice President, Sales	2009	254,423	(8)	—	—	95,496	139,707	15,301	(10)	504,927
	2008	258,847		156,211	49,790	50,358	—	20,322		535,528
	2007	264,424		—	—	59,471	123,750	41,667		489,312

Jens Peter Timm(3) Vice President, Research and Development	2009	233,654	(8)	—	—	64,424	90,000	155,542	(11)	543,620

Mitsuo Asai(4) President, Alphatec Pacific, Inc.	2009	264,181		—	—	50,220	65,000	33,429	(12)	412,830
	2008	190,068		61,038	—	205,275	—	24,089		480,470

(1)	Mr. Kuyper joined us as our President and CEO in June 2007.
(2)	Mr. Wulff joined us as our Chief Financial Officer, Vice President and Treasurer in June 2008.
(3)	Mr. Timm joined us as our Vice President, Research and Development, in February 2008.
(4)	Mr. Asai joined us as our President, Alphatec Pacific, Inc., in April 2008.
(5)	The amounts shown represent bonus amounts outside of a plan that were paid in cash.
(6)	The amounts shown are the aggregate grant date fair values of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation.” The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 9 in the Notes to Financial Statements contained in the original filing of this Annual Report on Form 10-K with the SEC on March 2, 2010 (the “Form 10-K”). See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in the Form 10-K. The SEC’s disclosure rules previously required that we present stock award and option award information for 2007 and 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, recent changes in the SEC’s disclosure rules require that we now present the stock award and option award amounts in the applicable columns in the table above with respect to 2008 and 2007 on a similar basis as the 2009 presentation using the grant date fair value of the awards granted during the corresponding year, regardless of the period over which the awards are scheduled to vest. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock awards and option awards for 2008 and 2007 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, to the extent applicable, each named executive officer’s total compensation amounts for 2008 and 2007 also differ from the amounts previously reported in our Summary Compensation Table for these years.
(7)	The amounts shown represent the aggregate dollar amounts earned under the Company’s annual bonus plan. The amounts shown do not include any portion of the awards paid in grants of options to purchase shares of our common stock.
(8)	While base salaries were generally unchanged from 2008 to 2009, there were minor changes to actual salaries due to pay cycle difference between years. Specifically, there was one additional bi-weekly pay cycle in 2009 than in 2008 and 2007.
(9)	All other 2009 compensation for Mr. Kuyper consists of an automobile allowance of $12,000 and matching contributions under our 401(K) plan of $8,961.
(10)	All other 2009 compensation for Mr. Lubischer consists of an automobile allowance of $9,000 and matching contributions under our 401(K) plan of $6,301.
(11)	All other 2009 compensation for Mr. Timm consists of costs related to the sale of Mr. Timm’s home of $123,723, taxable relocation reimbursements of $22,550, other relocation related costs of $3,776 and matching contributions under our 401(K) plan of $5,493.
(12)	All other 2009 compensation for Mr. Asai consists of rental expenses for an apartment in close proximity to our corporate office in Japan of $32,574 and reimbursement of the premium on Mr. Asai’s workman’s accident compensation insurance policy of $855.

2009 Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during the fiscal year ended December 31, 2009.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying	Exercise Or Base Price of Option Awards	Grant Date Fair Value of Stock
			Threshold ($)	Target ($)	Maximum ($)	Options (#)	($/Sh) (2)	and Option Awards(3)

Dirk Kuyper		2/26/09	0	375,000	468,750	—	—	—
	3/06/09	2/26/09	—	—	—	50,000	1.28	35,510
	8/04/09	7/28/09	—	—	—	50,000	4.45	125,550

Peter C. Wulff		2/26/09	0	130,000	162,500	—	—	—
	3/06/09	2/26/09	—	—	—	25,000	1.28	17,755
	8/04/09	7/28/09	—	—	—	25,000	4.45	62,775

Stephen Lubischer		2/26/09	0	208,250	260,313	—	—	—
	8/04/09	7/28/09	—	—	—	20,000	4.45	50,220
	11/05/09	11/05/09	—	—	—	20,000	4.93	45,276

Jens Peter Timm		2/26/09	0	112,500	140,625	—	—	—
	3/06/09	2/26/09	—	—	—	20,000	1.28	14,204
	8/04/09	7/28/09	—	—	—	20,000	4.45	50,220

Mitsuo Asai		2/26/09	0	99,671	124,589	—	—	—
	8/04/09	7/28/09	—	—	—	20,000	4.45	50,220

(1)	The amounts shown reflect the potential payouts under the 2009 Bonus Plan. Except with respect to Mr. Lubischer, the amount shown in the “Threshold” column reflects the minimum payout level under the 2009 Bonus Plan, which could have been zero if the targets set forth in the 2009 Bonus Plan were not met. The amount shown in the “Maximum” column is 125% of the target bonus amount. Mr. Lubischer was entitled to receive quarterly and annual cash bonuses based on the achievement of quarterly and annual revenue goals, respectively, under his 2009 bonus plan. The amount shown in the “Maximum” column is 125% of Mr. Lubischer’s target bonus amount. The actual amounts earned under the 2009 Bonus Plan are set forth in the Summary Compensation Table under Non-Equity Incentive Plan Compensation.
(2)	All stock options were granted under our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended (the “2005 Stock Plan”) with an exercise price equal to the fair market value of our common stock on the date of the grant, which, in accordance with the 2005 Stock Plan is the closing price of our common stock on the date of the grant as reported on the NASDAQ Global Market.
(3)	The grant date fair value of the option awards has been computed in accordance with FASB ASC Topic 718. For more information about the assumptions used to determine the fair value of the option awards during the year, see Notes 2 and 9 in the Notes to Financial Statements contained in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in the Form 10-K.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

In June 2007, we and Alphatec Spine entered into an employment agreement with Dirk Kuyper, pursuant to which Mr. Kuyper agreed to serve as our President and CEO. Pursuant to the agreement, the term of Mr. Kuyper’s employment expires on July 1, 2011. Pursuant to the agreement, Mr. Kuyper received an initial annual base salary of $350,000, which amount has since been increased and is currently $425,000, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year established by the Compensation Committee, with the payment of such bonus based on Mr. Kuyper’s achievement of performance objectives established by our Compensation Committee each fiscal year. For fiscal year 2009, Mr. Kuyper’s target bonus percentage was 100% of his base salary. In connection with the commencement of his employment, we granted Mr. Kuyper 690,000 shares of restricted common stock that vest and become non-forfeitable in 16 equal tranches. The agreement also provides for the reimbursement of up to $1,000 per month for automobile-related expenses. Pursuant to the agreement, we agreed to reimburse Mr. Kuyper for up to $270,000 of costs related to his relocation to Carlsbad, CA.

In November 2006, we and Alphatec Spine entered into an employment agreement with Stephen Lubischer, pursuant to which Mr. Lubischer agreed to serve as our Vice President, Sales. Pursuant to the agreement, Mr. Lubischer received an initial annual base salary of $275,000, which amount has since been modified and is currently $249,900, and he is eligible to receive incentive bonuses based on his achievement of quarterly and annual performance objectives established by our Compensation Committee at the beginning of each fiscal year. For fiscal year 2009, Mr. Lubischer’s target bonus percentage was 85% of his base salary. In connection with the commencement of his employment, we granted Mr. Lubischer options to purchase up to 7,160 shares of our common stock. The options vest annually in five equal tranches beginning on the first anniversary of the grant date.

In January 2008, we and Alphatec Spine entered into an employment agreement with Mitsuo Asai, pursuant to which Mr. Asai agreed to serve as the President of Alphatec Spine’s subsidiary, Alphatec Pacific. The agreement has a term of three years. Pursuant to the agreement, Mr. Asai received an initial annual base salary of 26,000,000 Japanese yen, which amount has since been increased and is currently 26,780,000 Japanese yen, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year established by the Compensation Committee, with the payment of such bonus based on Mr. Asai’s achievement of annual performance objectives established by our Compensation Committee at the beginning of each fiscal year. For fiscal year 2009, Mr. Asai’s target bonus percentage was 35% of his base salary. In connection with the commencement of his employment, we granted Mr. Asai options to purchase up to 75,000 shares of our common stock. The options vest annually in four equal tranches beginning on the first anniversary of the grant date. Pursuant to the agreement we pay up to 4,000,000 yen per year to provide Mr. Asai with a furnished corporate apartment in Tokyo, Japan. Mr. Asai also has a monthly travel allowance of 70,000 yen, provided that such amounts are used for travel between Tokyo, Japan and Mr. Asai’s home in Osaka, Japan. We also reimburse Mr. Asai for an annual premium associated with Mr. Asai’s purchase of a workmen’s accident compensation insurance policy. For purposes of the Summary Compensation Table, the average monthly exchange rate for conversion from Japanese Yen to U.S. Dollars was used to calculate the salary and all other compensation. The bonus amount was calculated in U.S. Dollars.

In June 2008, we and Alphatec Spine entered into an employment agreement with Peter C. Wulff, pursuant to which Mr. Wulff agreed to serve as our Chief Financial Officer, Vice President and Treasurer. Pursuant to the agreement, Mr. Wulff received an initial annual base salary of $260,000, which amount has since been increased and is currently $273,000, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year, with the payment of such bonus based on Mr. Wulff’s achievement of annual performance objectives established by our Compensation Committee at the beginning of each fiscal year. For fiscal year 2009, Mr. Wulff’s target bonus percentage was 50% of his base salary. In connection with the commencement of his employment, we granted Mr. Wulff options to purchase up to 150,000 shares of our common stock. The options vest in 16 equal tranches.

In February 2008, we and Alphatec Spine entered into an employment agreement with Jens Peter Timm, pursuant to which Mr. Timm agreed to serve as our Vice President, Research and Development. Pursuant to the agreement, Mr. Timm received an initial annual base salary of $225,000, which amount has since been increased and is currently $236,250, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year, with the payment of such bonus based on Mr. Timm’s achievement of annual performance objectives established by our Compensation Committee at the beginning of each fiscal year. For fiscal year 2009, Mr. Timm’s target bonus percentage was 50% of his base salary. In connection with the commencement of his employment, we granted Mr. Timm options to purchase up to 75,000 shares of our common stock. The options vest annually in four equal tranches beginning on the first anniversary of the grant date. Pursuant to the agreement, we agreed to reimburse Mr. Timm for certain costs related to his relocation to Carlsbad, CA. In addition, pursuant to the terms of his employment agreement, in 2009 we purchased the Connecticut residence of Mr. Timm for an appraised price provided by a third party.

Equity Awards

All option awards granted to our Named Executive Officers in 2009 were granted pursuant to our 2005 Stock Plan with an exercise price equal to the closing price of our common stock on the date of grant and vest annually from the grant date in either four or five equal installments of 25% or 20%, respectively. In November 2009, the Compensation Committee determined that all options issued after such date will vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches every three months thereafter.

Pursuant to our restricted stock agreements and stock option agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in the 2005 Stock Plan and described below, the vesting of outstanding restricted stock grants and stock option awards held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.

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

2009 Bonus Plan

As described in the Compensation Discussion and Analysis, except with respect to Messrs. Lubischer and Asai, under the 2009 Bonus Plan, cash bonuses were to be paid to our executive officers, including Messrs. Kuyper, Wulff, and Timm, based upon our achievement of certain EBITDA targets in fiscal year 2009. 100% of each executive’s target bonus amount was predicated upon our EBITDA. The EBITDA goals were generated in accordance with the 2009 operating plan that was approved by the Board of Directors. Mr. Lubischer’s bonus targets were based upon the achievement of certain revenue targets. Mr. Asai’s bonus targets were based upon the achievement of certain spine revenue and profitability goals for our subsidiary, Alphatec Pacific. The Compensation Committee approved all financial criteria for the awarding of such cash bonuses and the President and CEO presented the financial criteria to the executive officers for their confirmation of the achievability of such criteria.

In 2009, we achieved a percentage of the EBITDA targets that entitled each of Messrs. Kuyper, Wulff, and Timm, to 80% of their respective target bonuses, 33% of which was paid in the first quarter of 2010, and the remainder of which is expected to be paid prior to the end of July 2010. In 2009, Mr. Lubischer achieved a percentage of the revenue target that entitled him to 67% of his target bonus. Two-thirds of Mr. Lubischer’s bonus was payable quarterly in 2009 and one-third was payable in 2010. Of the amount payable in 2010, 50% was paid in the first quarter of 2010, and the remainder is expected to be paid prior to the end of July 2010. In 2009, Mr. Asai achieved a percentage of the spine revenue and profitability targets that entitled him to 65% of his target bonus, 33% of which was paid in the first quarter of 2010, and the remainder of which is expected to be paid prior to the end of July 2010. In all instances, the executive officer must be employed by us on the day that the remaining portion of the bonus is paid to be entitled to receive such payment.

In 2009, base salary and bonus payments for each of Messrs. Kuyper, Wulff, Lubischer, Asai and Timm represented 79.1%, 82.3%, 78.1%, 79.7% and 59.5% of their total compensation, respectively.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth information regarding grants of stock options and unvested stock awards that were outstanding and held by our Named Executive Officers as of December 31, 2009.

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)(3)

Dirk Kuyper	07/02/07	—	—	—	—	301,875	1,612,013
	06/19/08	56,250	93,750	4.37	06/19/18	—	—
	03/06/09	—	50,000	1.28	03/06/19	—	—
	08/04/09	—	50,000	4.45	08/04/19	—	—

Peter C. Wulff	06/16/08	56,250	93,750	4.63	06/16/18	—	—
	07/30/08	6,250	18,750	4.79	07/30/18	—	—
	03/06/09	—	25,000	1.28	03/06/19	—	—
	08/04/09	—	25,000	4.45	08/04/19	—	—

Stephen Lubischer	08/12/05	—	—	—	08/12/15	7,256	38,747
	09/26/05	—	—	—	09/26/15	1,448	7,732
	05/22/08	—	—	—	05/22/18	7,500	40,050
	01/10/07	2,864	4,296	3.53	01/10/17	—	—
	08/22/07	10,000	10,000	3.93	08/22/17	—	—
	07/30/08	5,000	15,000	4.79	07/30/18	—	—
	08/04/09	—	20,000	4.45	08/04/19	—	—
	11/05/09	—	20,000	4.93	11/05/19	—	—

Jens Peter Timm	03/12/08	18,750	56,250	5.05	03/12/18	—	—
	07/30/08	2,500	7,500	4.79	07/30/18	—	—
	03/06/09	—	20,000	1.28	03/06/19	—	—
	08/04/09	—	20,000	4.45	08/04/19	—	—

Mitsuo Asai	04/01/08	17,500	52,500	5.20	04/01/18	—	—
	07/30/08	2,500	7,500	4.79	07/30/18	—	—
	08/04/09	—	20,000	4.45	08/04/19	—	—

(1)	All option awards granted prior to July 2007 vest annually from the grant date in five equal installments of 20%. All option awards granted from July 2007 forward, vest annually from the grant date in four equal installments of 25%. All option grants have a term of ten years.
(2)	All restricted share awards granted prior to July 2007 vest annually from the grant date in five equal installments of 20%. All restricted share awards granted from July 2007 forward vest annually from the grant date in four equal installments of 25% with the exception of Mr. Kuyper’s restricted share award, which vests quarterly from the grant date over four years. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.
(3)	Amount based on December 31, 2009 closing price of $5.34 per share of our common stock on the NASDAQ Global Market.

2009 Option Exercises and Stock Vested

The following table sets forth information regarding shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended December 31, 2009. There were no exercises of options to purchase our common stock by our Named Executive Officers during the fiscal year ended December 31, 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Dirk Kuyper	172,500	528,713
Peter C. Wulff	—	—
Stephen Lubischer	11,068	42,931
Jens Peter Timm	—	—
Mitsuo Asai	—	—

(1)	The value realized on vesting is calculated by multiplying the number of shares that vested on the applicable vesting date by the closing price of our common stock on the NASDAQ Global Market on the applicable vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments upon Termination or Change-in-Control

Termination of Employment and Change in Control Arrangements

The employment agreements with our Named Executive Officers provide certain benefits upon the termination of employment without cause. Such benefits are described in detail below.

In the event that Mr. Kuyper is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months, a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for a 12-month period following such termination date, and a “gross up” related to any taxes incurred in connection with such COBRA payments. In the event that Mr. Kuyper’s employment is terminated due to either his death or disability, we are required to pay Mr. Kuyper (or his estate, as the case may be) an amount equal to Mr. Kuyper’s target bonus for the fiscal year in which such termination occurred (with such amount pro-rated based on the date of termination). In addition, in the event of termination due to death or disability, any unvested stock options and restricted stock awards held by Mr. Kuyper shall become fully vested and not subject to forfeiture or repurchase.

In the event that Mr. Lubischer is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of at least three, but not more than 12 months, with such period being determined by us based on our desired length of the period of noncompetition, a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments. During this time period, Mr. Lubischer shall be bound by certain obligations to not compete with us.

In the event that Mr. Asai is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months and a payment for any accrued but unused vacation days. In the event of Mr. Asai’s death, 50% of his then current base salary would be payable to his estate.

In the event that Mr. Wulff is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of nine months and a payment for any accrued but unused vacation days, and payment of, or reimbursement for, the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments.

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

Pursuant to our restricted stock agreements and stock option agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in the 2005 Stock Plan and described below, the vesting of outstanding restricted stock grants and stock option awards held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.

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

Potential Post-Employment Payments Table

The table below reflects amounts payable by us to the Named Executive Officers (i) assuming their employment was terminated on December 31, 2009 and (ii) assuming a change in control occurred on December 31, 2009.

Name	Voluntary Termination by Executive(1) ($)	For Cause Termination(1) ($)	Involuntary— Disability or Death(2) ($)	Termination by the Company Without Cause Prior to a Change in Control ($)		Change in Control(3) ($)
Dirk Kuyper	45,155	45,155	2,325,420	408,682	(4)	1,950,420
Peter C. Wulff	17,318	17,318	—	220,262	(5)	200,625
Stephen Lubischer	33,271	33,271	—	278,682	(6)	142,641
Jens Peter Timm	18,849	18,849	—	128,052	(7)	119,438
Mitsuo Asai	16,992	16,992	142,388	284,775	(8)	29,275

(1)	The only post-employment payments due to Named Executive Officers who voluntarily terminate their employment or are terminated for cause would be accrued earnings and accrued but unused vacation through the termination date. Accrued vacation through termination, whether in connection with a voluntary termination or termination for cause, must be paid in accordance with California law.
(2)	If Mr. Kuyper had been terminated due to death or disability, his annual pro-rated target bonus of $375,000 would have been payable to his estate, all unvested stock awards would have immediately fully vested and we would have waived our rights to repurchase any unvested stock awards, which totaled $1,950,420 based on the closing stock price of $5.34 as of December 31, 2009. If Mr. Asai had been terminated due to death, 50% of his then current salary would be payable to his estate.
(3)	Represents the intrinsic value of the unvested stock option and restricted stock awards as of December 31, 2009 that would have been accelerated had a change in control occurred on that date, calculated by multiplying the number of underlying unvested shares by the closing price of our stock on December 31, 2009 ($5.34 per share) and, in the case of stock options, then subtracting the applicable option exercise price. As of December 31, 2009, Mr. Kuyper had 301,875 unvested restricted stock awards and Mr. Lubischer had 16,204 unvested restricted stock awards. As of December 31, 2009, Mr. Kuyper had 193,750 unvested stock options, Mr. Wulff had 162,500 unvested stock options, Mr. Lubischer had 69,296 unvested stock options, Mr. Timm had 103,750 unvested stock options and Mr. Asai had 80,000 unvested stock options.
(4)	Mr. Kuyper’s post-employment compensation would consist of (a) a maximum of 12 months salary totaling $375,000 payable monthly, (b) healthcare related benefits of $16,039 and (c) tax gross ups on healthcare related benefits of $17,643.
(5)	Mr. Wulff’s post-employment compensation would consist of (a) nine months salary totaling $195,000, (b) healthcare related benefits of $12,029 and (c) tax gross ups on healthcare related benefits of $13,233.
(6)	Mr. Lubischer’s post-employment compensation would consist of (a) 12 months salary totaling $245,000, (b) healthcare related benefits of $16,039 and (c) tax gross ups on healthcare related benefits of $17,643.
(7)	Mr. Timm’s post-employment compensation would consist of (a) six months salary totaling $112,500, (b) healthcare related benefits of $7,406 and (c) tax gross ups on healthcare related benefits of $8,146.
(8)	Mr. Asai’s post-employment compensation would consist of 12 months salary totaling 26,000,000 Japanese Yen, or $284,775. For the purposes of this table, the exchange rate from Japanese Yen to U.S. Dollars as of December 31, 2009 was used for the conversion.

Compensation Committee Interlocks and Insider Participation.

During fiscal year 2009 the members of the Compensation Committee have been, and currently are Mr. O’Neil and Mr. Molson. No member of the Compensation Committee was at anytime during fiscal year 2009 an officer or employee of Alphatec (or any of its subsidiaries), or was formerly an officer of Alphatec (or any of its subsidiaries). During fiscal year 2009, no executive officer of Alphatec served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of Alphatec; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of Alphatec; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Alphatec.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2009 to each of our directors other than Mr. Kuyper, whose compensation is included in the Summary Compensation Table and discussed above. There were no stock awards granted to our directors during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash($)		Option Awards($)(2)	All Other Compensation($)		Total($)
Mortimer Berkowitz III(1)	—		—	—		—
John H. Foster(1)	—		—	—		—
Rohit M. Desai(3)	16,000		18,833	—		34,833
James R. Glynn(3)	69,000	(4)	18,833	—		87,833
Stephen H. Hochschuler, M.D.(3)	—		—	240,000	(5)	240,000
Siri S. Marshall(3)	60,000	(4)	18,833	—		78,833
R. Ian Molson(3)	46,000		18,833	—		64,833
Stephen E. O’Neil(3)	56,000		18,833	—		74,833
Richard Ravitch(3)(6)	5,000		18,833	—		23,833

(1)	Mr. Foster and Mr. Berkowitz were not paid any compensation for their service as a director during 2009 nor did they have any stock awards or options outstanding as of December 31, 2009.
(2)	Represents the grant date fair value of the stock options to purchase 7,500 shares of common stock awarded on August 4, 2009 to certain of our directors, which were the only stock options granted to our directors in the fiscal year ended December 31, 2009. The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 9 in the Notes to Financial Statements contained in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in the Form 10-K.
(3)	As of December 31, 2009, the following directors named in the table above had outstanding stock awards for the following number of shares: Dr. Hochschuler, 14,437 shares; Mr. Molson, 10,827 shares; and Mr. O’Neil, 10,827 shares. As of December 31, 2009, the following directors named in the table above had outstanding stock options to purchase the following number of shares: Mr. Desai, 30,000 shares; Mr. Glynn, 30,000 shares; Dr. Hochschuler, 200,000 shares; Ms. Marshall, 22,500 shares; Mr. Molson, 22,500 shares; Mr. O’Neil, 22,500 shares; and Mr. Ravitch, 30,000 shares.
(4)	Includes $30,000 for Mr. Glynn and $40,000 for Ms. Marshall for service on the Special Committee for the Scient’x acquisition.
(5)	All other compensation consists of consulting fees paid to Dr. Hochschuler (See “Certain Relationships and Related Transactions, and Director Independence”).
(6)	Mr. Ravitch resigned from our Board of Directors effective September 24, 2009.

As of April 25, 2007, the Board approved the following compensation program for our independent directors in which (i) upon election to the Board, each independent director (excluding Messrs. Molson and O’Neil) shall be granted nonqualified options to purchase 15,000 shares of our common stock; (ii) on the first business day following the annual meeting each year, each independent director that has served on the Board for at least six months prior to such date shall be granted nonqualified options to purchase 7,500 shares of our common stock; (iii) upon election to the Board, each independent director (excluding Messrs. Molson and O’Neil) shall receive a cash payment of $10,000; (iv) each independent director (including Messrs. Molson and O’Neil) shall receive a cash payment of $2,000 per meeting for attendance in person at Board meetings (and committee meetings); (v) each independent director (including Messrs. Molson and O’Neil) shall receive a cash payment of $1,000 per meeting for attendance at telephonic Board meetings (and committee meetings); and (vi) each independent director (including Messrs. Molson and O’Neil) shall receive an annual $10,000 cash payment for serving as Chairman of a Board committee (provided that such person was in attendance as Chairman for at least two-thirds of the meetings of such committee). The nonqualified options vest over a three-year period, and become vested immediately upon a change in control or a sale of substantially all of our assets. Each of our directors is reimbursed for expenses incurred in connection with attendance at the meetings of our Board and committees of the Board.

On August 4, 2009, Messrs. Glynn, Desai, Molson, O’Neil and Ms. Marshall each received a nonqualified stock option grant of 7,500 shares of our common stock at an exercise of $4.45 per share as consideration for their service on our Board pursuant to the above compensation program. The options vest over a three-year period, and become vested immediately upon a change in control or a sale of substantially all of our assets and expire ten years from the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2010 for (a) each of our named executive officers listed in the Summary Compensation Table, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 78,081,049 shares of common stock outstanding on March 31, 2010. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, California 92008.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock
Directors and Executive Officers
Mortimer Berkowitz III(2)	42,543,117	54.5%
John H. Foster(3)	42,713,217	54.7%
R. Ian Molson(4)	330,925	*
Stephen E. O’Neil(5)	59,137	*
Stephen H. Hochschuler, M.D.(6)	252,183	*
James R. Glynn(7)	32,500	*
Rohit M. Desai(8)	12,500	*
Siri S. Marshall(9)	5,000	*
Dirk Kuyper(10)	643,378	*
Peter C. Wulff(11)	90,124	*
Stephen Lubischer(12)	104,069	*
Jens Peter Timm(13)	46,528	*
Mitsuo Asai(14)	37,500	*
All current executive officers and directors as a group (15 persons)(15)	44,441,774	56.6%

Five Percent Stockholders
HealthpointCapital Partners, LP	20,077,173	25.7%
505 Park Avenue, 12th Floor
New York, NY 10022(16)

HealthpointCapital Partners, II LP	22,454,744	28.8%
505 Park Avenue, 12th Floor
New York, NY 10022(16)(17)

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.
(1)	Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission and includes sole or shared voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2010, pursuant to the exercise of stock options or any other right are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(2)	Includes 20,077,173 shares owned by HealthpointCapital Partners, L.P. and 22,454,744 shares owned by HealthpointCapital Partners II, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Berkowitz is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Berkowitz disclaims beneficial ownership of such shares except as to the extent of his pecuniary interest in such shares. Includes shares owned by Mr. Berkowitz’s spouse.
(3)	Includes 20,077,173 shares owned by HealthpointCapital Partners, L.P., and 22,454,744 shares owned by HealthpointCapital Partners II, L.P. Mr. Foster is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Foster is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Foster disclaims beneficial ownership of such shares except as to the extent of his pecuniary interest in such shares. Includes shares owned by Mr. John H. Foster, trustee u/w of Virginia C. Foster.

(4)	Includes 199,988 shares of common stock held by the Swiftsure Trust. Mr. Molson controls Nantel Investment, Ltd., which is the beneficiary of the Swiftsure Trust. Mr. Molson disclaims beneficial ownership of the shares owned by the Swiftsure Trust except as to his proportionate pecuniary interest in such shares. Includes 7,500 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 30, 2010.
(5)	Includes shares beneficially owned by Mr. O’Neil’s spouse. Includes 7,500 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(6)	Includes 120,000 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(7)	Includes 17,500 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(8)	Includes 12,500 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(9)	Includes 5,000 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(10)	Includes 78,124 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(11)	Includes 78,124 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(12)	Includes 19,296 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(13)	Includes 45,000 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(14)	Includes 37,500 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010.
(15)	Includes an aggregate of 466,434 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of March 31, 2010. Includes 20,077,173 shares owned by HealthpointCapital Partners, L.P., and 22,454,744 shares owned by HealthpointCapital Partners II, L.P. See also footnotes (2) and (3) above.
(16)	The amount of beneficial ownership of shares is based on filings made with the Securities and Exchange Commission. See also footnotes (2) and (3) above.
(17)	Includes 1,344,000 shares of common stock owned by HCPII Co-Invest Vehicle II, LP.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,242,908	(2)	$3.76	1,486,012
Equity compensation plans not approved by Security holders	—		—	—

Total	3,242,908	(2)	$3.76	1,486,012

(1)	This plan consists of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan.
(2)	Excludes 520,254 shares of restricted stock awards issued and unvested as of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Agreements with our Officers, Directors and Principal Shareholders

For the year ended December 31, 2009, we incurred costs of $0.2 million related to reimbursement of travel expenses to Foster Management Company and HealthpointCapital, LLC., including for the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of our Board. Based upon a competitive analysis of comparable leased aircraft, our Board determined that the hourly reimbursement rate is at or below market rates for the charter of similar aircraft.

In 2005, we and Alphatec Spine entered into an agreement with Dr. Stephen H. Hochschuler, who became one of our directors in October 2006, pursuant to which Dr. Hochschuler agreed to serve as the Chairman of our Scientific Advisory Board. Pursuant to the agreement we pay Dr. Hochschuler for attending Scientific Advisory Board meetings and he received equity compensation in connection with the agreement. In October 2006, we and Alphatec Spine entered into a Consulting Agreement with Dr. Hochschuler. Pursuant to the terms of the agreement, we agreed to appoint Dr. Hochschuler to our and Alphatec Spine’s Board of Directors until the next annual meeting of each of its stockholders or until his successor is duly appointed and qualified. Pursuant to the agreement, Dr. Hochschuler is required to provide advisory services to us related to the spinal implant industry and our research and development strategies. The agreement had an initial term of three years, and in October 2009 it automatically renewed for an additional year. The agreement will continue to automatically renew each year unless it is terminated prior to its automatic renewal date in October. In return for such advisory services, we paid Dr. Hochschuler cash and equity compensation. In 2009, we paid an aggregate of $0.2 million to Dr. Hochschuler pursuant to these agreements.

In 2009, we incurred costs of $0.2 million for legal services paid on behalf of HealthpointCapital in connection with a litigation matter in which both we and HealthpointCapital were both named as defendants.

In June 2009, we entered into a subscription agreement with HealthpointCapital Partners II, L.P., pursuant to which we sold 3,937,007 shares of our common stock at a price of $2.54 per share in a private placement to HealthpointCapital Partners II, L.P. for an aggregate purchase price of approximately $10.0 million.

In November 2009, the Company purchased the Connecticut residence owned by Jens Peter Timm, our Vice President, R&D. The purchase was transacted at a third-party appraised price of $0.4 million. The Company subsequently engaged a real-estate firm to manage and sell the property. The Company incurred expenses related to the sale of the property of $0.1 million.

Acquisition of Scient’x and Related Agreements

On March 26, 2009, we acquired 100% of the outstanding shares of Scient’x S.A., or Scient’x, a global medical device company based in France that designs, develops and manufacturers surgical implants to treat disorders of the spine. The transaction, which we refer to as the Share Purchase, was structured as an all stock transaction such that 100% of outstanding Scient’x stock was exchanged pursuant to a fixed ratio for 24,000,000 shares of our common stock. The consideration paid for the 100% of outstanding Scient’x stock was 23,730,644, which reflected a reduction in the 24,000,000 shares calculated at the closing in exchange for our payment of certain fees and expenses incurred by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which we otherwise refer to collectively as HealthpointCapital, in connection with the Share Purchase. Alphatec shareholders who owned shares of our capital stock prior to the Share Purchase own approximately 69% of the combined company and approximately 31% is owned by former Scient’x shareholders.

Prior to the Share Purchase, HealthpointCapital and their affiliates in the aggregate held approximately 39.5% of the shares of our common stock and approximately 94.8% of the shares of Scient’x as of February 1, 2010. Accordingly, they received shares of our common stock in connection with the Share Purchase proportional to their ownership interests in Scient’x. Five of our directors, Mortimer Berkowitz III, John H. Foster, R. Ian Molson, Stephen E. O’Neil and Stephen H. Hochschuler, M.D., are beneficial owners of or affiliated with HealthpointCapital, LLC, which is the ultimate parent of HealthpointCapital, and Messrs. Berkowitz, Foster and Molson are also directors of either Scient’x or any affiliate of Scient’x. Following the Share Purchase, HealthpointCapital, collectively, owns approximately 54.5% of our common stock based on shares outstanding as of March 31, 2010.

In connection with the Share Purchase, we entered into a corporate governance agreement with HealthpointCapital, pursuant to which HealthpointCapital has agreed generally not to, directly or indirectly, and subject to certain exceptions, effect, seek, offer or propose to effect or participate in any arrangement or scheme to acquire any of our securities, to join any group regarding any transaction to acquire our securities, or to make any public announcement with respect to, or submit an unsolicited proposal for or offer of (with or without condition), any extraordinary transaction involving us or our securities or assets. However, HealthpointCapital may make a proposal to an independent committee of our board of directors with respect to certain of these transactions, so long as any such proposal is not publicly disclosed. HealthpointCapital has further agreed that if it becomes aware that it beneficially owns more than a permitted number of our shares set forth in the agreement, then it shall promptly take all action necessary to reduce the number of beneficially owned shares in the aggregate to a permitted number of shares.

HealthpointCapital has also agreed that it will not transfer or permit any of its affiliates or associates to transfer any of its shares, except for transfers where no transferee would beneficially own more than the number of shares beneficially owned by HealthpointCapital as of the date of the agreement, transfers to its controlled affiliates, provided that such affiliate becomes a signatory to the agreement, transfers pursuant to a tender or exchange offer, merger or other business combination approved by the board of directors, transfers approved by an independent committee of the board of directors, or transfers to its limited or general partners, if, as a result, no transferee would beneficially own more than the number of shares held by HealthpointCapital as of the date of the corporate governance agreement.

In connection with the closing of the Share Purchase, we entered into a registration rights agreement with HealthpointCapital and the other Scient’x shareholders, which we refer to collectively as the Registration Rights Holders, pursuant to which the Registration Rights Holders have registration rights with respect to the shares issued in the Share Purchase and any other of our shares held by such stockholders that constitute “restricted securities” under Rule 144 of the Securities Act, which we refer to as the Registrable Shares.

Pursuant to the registration rights agreement, the Registration Rights Holders have demand and piggy-back registration rights with respect to the Registrable Shares. At any time after June 24, 2010, HealthpointCapital may demand that we register all or a portion of the Registrable Shares for sale under the Securities Act, so long as the market value of such securities on the date of such request is at least $10 million or represent 3% of the total outstanding shares of our common stock. We will effect the registration as requested, unless disinterested members of our board of directors determine that such registration would materially interfere with any pending or contemplated acquisition, divestiture, financing, registered primary offering or other transaction, or would be materially detrimental to us and our stockholders, in which case we will have the right to defer such registration for a period of up to 60 days.

In addition, if at any time we register any shares of our capital stock, other than in connection with (i) a registration pursuant to an exercise of demand rights described above, (ii) a registration relating solely to a business combination or merger involving us, (iii) a registration relating solely to our employee benefit plans, (iv) a registration relating to our reorganization or other transaction under Rule 145 of the Securities Act, or (v) any registration on any form that does not include substantially the same information as would be required to be included in a registration covering the sale of Registrable Securities, the Registration Rights Holders are entitled to notice of the registration and to include all or a portion of their Registrable Shares in the registration.

A holder’s right to demand or include Registrable Shares in a registration is subject to the right of the underwriters to limit the number of shares included in the offering.

Subject to certain exceptions and provided our officers and directors enter into similar agreements, in connection with a piggy-back registration, the Registration Rights Holders have agreed that they will not effect any public sale or distribution of our common stock, enter into a transaction which would have the same effect, or enter into any swap, hedge, or other arrangement that transfers, in whole or in part, any economic consequences of ownership of such securities, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement, during the 10 days prior to and the 90 days after the effective time of any underwritten piggy-back registration in which any of such Registration Rights Holder’s Registrable Shares are included.

The registration rights agreement contains customary provisions allocating rights and responsibilities and obligating us and the Registration Rights Holders to indemnify each other against certain liabilities arising from any registration of securities.

Related Party Transaction Policies

Our officers, directors and affiliates are required to obtain Audit Committee approval for any proposed related party transactions. In addition, our code of conduct requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. The code of conduct states that a conflict of interest exists when an individual’s private interest interferes in any way with our interests and sets forth a list of broad categories of the types of transactions that must be reported to our compliance officer. Under the code of conduct, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.

Director Independence

Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and the NASDAQ Stock Market: R. Ian Molson, Stephen E. O’Neil, James R. Glynn, Rohit M. Desai and Siri S. Marshall.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young, LLP for the audit of the our annual financial statements for the years ended December 31, 2009 and December 31, 2008, and fees billed for other services rendered by Ernst & Young, LLP during those periods.

	Fiscal Year 2009	Fiscal Year 2008
Audit fees(1)	$894,532	$955,574
Audit-related fees(2)	109,000	27,740
Tax fees(3)	38,117	25,000

Total	$1,041,649	$1,008,314

(1)	Audit Fees represent professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit services in connection with other regulatory filings. The 2009 fees include $17,600 in accounting consultations billed as audit services.
(2)	Audit-related Fees consist of fees for services provided in the indicated year for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, but not listed as “Audit Fees.” The total 2009 audit related fees were for due diligence, accounting consultations and other services provided in connection with our acquisition of Scient’x.
(3)	Tax Fees represent professional services provided in connection with Section 382 tax compliance and $13,917 of pre-acquisition tax structuring activities in connection with our acquisition of Scient’x.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with Securities and Exchange Commission’s policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent public accountant. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent public accountant.

Prior to engagement of our independent public accountant for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the review of financial statements, as well as work that generally only an independent public accountant can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent public accountant, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent public accountant’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent public accountant.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent public accountant and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent public accountant for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent public accountant. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents were filed as part of the Annual Report on Form 10-K that was filed on March 2, 2010.

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-41

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description

3.1(1)	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Restated By-laws.

4.1(4)	Form of Common Stock Certificate.

4.2(5)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(6)	Registration Rights Agreement by and among the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., and each signatory thereto, dated as of March 26, 2010.

10.1(7)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(8)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(9)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(10)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(11)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(12)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(13)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(14)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(15)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(17)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(19)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

Exhibit Number	Description

10.14(20)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(21)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(23)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D., dated October 13, 2006.

10.18(24)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(25)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(26)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(27)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22(28)†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23(29)†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(30) †	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(31)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(32)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(33)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(34)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(35)	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

10.30(36)†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.31(37)	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.32(38)†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.33(39)*	Summary Description of Alphatec Holdings, Inc 2010 Compensatory Arrangements for Named Executive Officers.

10.34(40)†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.35(41)†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.36(42)†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

Exhibit Number	Description

10.37(43)	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

10.38(44)†	Fourth Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.39(45)	Code of Conduct.

21.1(46)	List of subsidiaries of the Registrant.

23.1(47)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(48)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(3)	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(4)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(5)	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
(6)	Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2010.
(7)	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(8)	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(10)	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(11)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(12)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(13)	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
(14)	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(15)	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
(17)	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(18)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
(19)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(20)	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(21)	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.

(22)	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(23)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(24)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(25)	Incorporated by reference from Exhibit 10.18 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(26)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(27)	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(28)	Incorporated by reference from Exhibit 10.22 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(29)	Incorporated by reference from Exhibit 10.23 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(30)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(31)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(32)	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(33)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(34)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(35)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. December 22, 2009.
(36)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(37)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(38)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(39)	Incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(40)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 2, 2010.
(41)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(42)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(43)	Incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(44)	Incorporated by reference from Exhibit 10.38 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(45)	Incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(46)	Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(47)	Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(48)	Incorporated by reference from Exhibit 32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: April 2, 2010	By:	/S/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Restated By-laws.

4.1(4)	Form of Common Stock Certificate.

4.2(5)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(6)	Registration Rights Agreement by and among the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., and each signatory thereto, dated as of March 26, 2010.

10.1(7)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(8)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(9)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(10)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(11)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(12)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(13)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(14)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(15)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(17)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(19)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(20)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(21)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(23)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D., dated October 13, 2006.

10.18(24)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(25)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

Exhibit Number	Description

10.20(26)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(27)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22(28)†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23(29)†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(30)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(31)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(32)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(33)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(34)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(35)	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

10.30(36)†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.31(37)	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.32(38)†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.33(39)*	Summary Description of Alphatec Holdings, Inc 2010 Compensatory Arrangements for Named Executive Officers.

10.34(40)†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.35(41)†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.36(42)†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.37(43)	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

10.38(44)†	Fourth Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.39(45)	Code of Conduct.

21.1(46)	List of subsidiaries of the Registrant.

23.1(47)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(48)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested with respect to portions of this document.
(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(3)	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(4)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(5)	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
(6)	Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2010.
(7)	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(8)	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(10)	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(11)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(12)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(13)	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
(14)	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(15)	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
(17)	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(18)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2008.
(19)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(20)	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(21)	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(22)	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(23)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(24)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(25)	Incorporated by reference from Exhibit 10.18 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(26)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(27)	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(28)	Incorporated by reference from Exhibit 10.22 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(29)	Incorporated by reference from Exhibit 10.23 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(30)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.

(31)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(32)	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(33)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(34)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(35)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009.
(36)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(37)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(38)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(39)	Incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(40)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 2, 2010.
(41)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(42)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(43)	Incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(44)	Incorporated by reference from Exhibit 10.38 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(45)	Incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(46)	Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(47)	Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(48)	Incorporated by reference from Exhibit 32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.