Form 10-K/A
period 2009-12-31
Alphatec Holdings, Inc.
filed 2010-04-08
CIK 1350653

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the Amendment, amends Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2010 and amended by Amendment No.1 filed on April 2, 2010 (collectively, the “Original Filing”). The Company is filing this Amendment No. 2 solely for the purpose of revising portions of Exhibit 10.38 (the “Exhibit”) in response to comments made by the Commission on the Company’s request for confidential treatment with respect to the Exhibit. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Item 15 of Part IV is being refiled and reflects the filing of such certifications and the Exhibit.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Alphatec Holdings, Inc. and our subsidiaries.

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

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Description
3.1(1)	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Restated By-laws.

4.1(4)	Form of Common Stock Certificate.

4.2(5)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(6)	Registration Rights Agreement by and among the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., and each additional person who becomes a party thereto, dated as of March 26, 2010.

10.1(7)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(8)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(9)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(10)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(11)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

Exhibit Number	Description
10.6(12)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(13)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(14)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(15)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(17)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(19)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(20)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(21)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(23)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

10.18(24)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(25)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(26)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(27)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22(28)†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23(29)†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(30)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(31)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(32)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(33)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

Exhibit Number	Description

10.28(34)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(35)	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

10.30(36)†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.31(37)	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.32(38)†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.33(39)*	Summary Description of Alphatec Holdings, Inc 2010 Compensatory Arrangements for Named Executive Officers.

10.34(40)†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.35(41)†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.36(42)†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.37(43)	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

10.38†	Fourth Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.39(44)	Code of Conduct.

21.1(45)	List of subsidiaries of the Registrant.

23.1(46)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(47)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(3)	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(4)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(5)	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
(6)	Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2010.
(7)	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(8)	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.

(9)	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(10)	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(11)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(12)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(13)	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
(14)	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(15)	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
(17)	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(18)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
(19)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(20)	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(21)	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(22)	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(23)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(24)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(25)	Incorporated by reference from Exhibit 10.18 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(26)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(27)	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(28)	Incorporated by reference from Exhibit 10.22 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(29)	Incorporated by reference from Exhibit 10.23 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(30)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(31)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(32)	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(33)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(34)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(35)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. December 22, 2009.
(36)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(37)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(38)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.

(39)	Incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(40)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 2, 2010.
(41)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(42)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(43)	Incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(44)	Incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(45)	Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(46)	Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(47)	Incorporated by reference from Exhibit 32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: April 8, 2010	By:	/S/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Restated By-laws.

4.1(4)	Form of Common Stock Certificate.

4.2(5)	Stockholders’ Agreement by and among the Registrant, HealthpointCapital Partners, L.P. and the stockholders of the Registrant, dated as of March 17, 2005.

4.3(6)	Registration Rights Agreement by and among the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., and each additional person who becomes a party thereto, dated as of March 26, 2010.

10.1(7)*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2(8)*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.3(9)*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan.

10.4(10)*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan.

10.5(11)	Lease Agreement by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of March 4, 2008.

10.6(12)	Sublease Agreement by and between Alphatec Holdings, Inc. and K2, Inc., dated as of February 28, 2008.

10.7(13)†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004.

10.8(14)†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003.

10.9(15)	Translation of Agreement for Transfer of Business Right by K.K. Mac and K.K. Alpha Tech Pacific, dated as of August 1, 2005.

10.10(16)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Dirk Kuyper, dated June 1, 2007.

10.11(17)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit Stott, dated August 2007.

10.12(18)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Peter C. Wulff, dated as of June 13, 2008.

10.13(19)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006.

10.14(20)*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun Garner, dated July 17, 2006.

10.15(21)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and JP Timm, dated January 28, 2008.

10.16(22)*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Mitsuo Asai, dated January 14, 2008.

10.17(23)*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen J. Hochschuler, M.D., dated October 13, 2006.

Exhibit Number	Description
10.18(24)†	Sales Agency Agreement by and between Alphatec Spine, Inc. and S. S. Fusion Medical, Inc., dated as of January 2, 2008.

10.19(25)†	License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007.

10.20(26)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007.

10.21(27)†	License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of December 18, 2007, as amended on January 14, 2008 and on January 12, 2009.

10.22(28)†	First Amendment to the License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.23(29)†	Second Amendment to Exclusive License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies, LP, dated as of January 12, 2009.

10.24(30)†	License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of March 10, 2008.

10.25(31)†	Developmental Consulting Agreement by and between Alphatec Spine, Inc. and Stout Medical Group LP, dated as of March 3, 2008, as amended on May 15, 2008 and December 17, 2008.

10.26(32)	Loan and Security Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Silicon Valley Bank and Oxford Financial Corporation, dated as of December 5, 2008.

10.27(33)†	Settlement and Release Agreement by and among Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 5, 2008.

10.28(34)†	Patent License Agreement by and between Alphatec Spine, Inc., DePuy Spine, Inc. and Biedermann Motech GmbH, dated as of May 1, 2008.

10.29(35)	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.

10.30(36)†	Cross License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and International Spinal Innovations, LLC.

10.31(37)	Subscription Agreement effective June 4, 2009, between the Company and HealthpointCapital Partners II, L.P.

10.32(38)†	Third Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.33(39)*	Summary Description of Alphatec Holdings, Inc 2010 Compensatory Arrangements for Named Executive Officers.

10.34(40)†	Amended and Restated License Agreement effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.35(41)†	Amended and Restated Developmental Consulting Agreement, effective March 31, 2009, by and among the Company, Alphatec Spine, Inc. and Stout Medical Group LP.

10.36(42)†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP.

10.37(43)	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.

10.38†	Fourth Amendment to the License Agreement effective June 30, 2009, by and among the Company, Alphatec Spine, Inc. and Progressive Spinal Technologies LLC.

10.39(44)	Code of Conduct.

21.1(45)	List of subsidiaries of the Registrant.

Exhibit Number	Description
23.1(46)	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(47)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested with respect to portions of this document.
(1)	Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2009.
(2)	Incorporated by reference from Exhibit 3.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(3)	Incorporated by reference from Exhibit 3.4 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(4)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(5)	Incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on February 6, 2006.
(6)	Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2010.
(7)	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on May 26, 2006.
(8)	Incorporated by reference from Exhibit 10.6 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference from Exhibit 10.7 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(10)	Incorporated by reference from Exhibit 10.8 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 20, 2006.
(11)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(12)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(13)	Incorporated by reference from Exhibit 10.29 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on April 19, 2006.
(14)	Incorporated by reference from Exhibit 10.26 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(15)	Incorporated by reference from Exhibit 10.31 to the Registration Statement on Form S-1, as amended (Registration No. 333-131609), filed with the Securities and Exchange Commission on March 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 to the Current Annual Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2007.
(17)	Incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(18)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. June 18, 2008.
(19)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(20)	Incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(21)	Incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(22)	Incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(23)	Incorporated by reference from Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2007.
(24)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.

(25)	Incorporated by reference from Exhibit 10.18 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(26)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2007.
(27)	Incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008.
(28)	Incorporated by reference from Exhibit 10.22 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(29)	Incorporated by reference from Exhibit 10.23 to the First Amendment to the Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 7, 2009.
(30)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(31)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2008.
(32)	Incorporated by reference from Exhibit 10.26 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2009.
(33)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(34)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2008.
(35)	Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on. December 22, 2009.
(36)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(37)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(38)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2009.
(39)	Incorporated by reference from Exhibit 10.33 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(40)	Incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 2, 2010.
(41)	Incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(42)	Incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(43)	Incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 5, 2009.
(44)	Incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(45)	Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(46)	Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.
(47)	Incorporated by reference from Exhibit 32 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2010.