Form 10-Q
period 2010-03-31
Alphatec Holdings, Inc.
filed 2010-05-10
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

As of May 7, 2010, there were 87,283,597 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,662	$10,085
Accounts receivable, net	39,268	24,766
Inventories, net	46,702	29,515
Prepaid expenses and other current assets	5,057	3,128
Deferred income tax assets	1,427	128

Total current assets	105,116	67,622
Property and equipment, net	36,116	30,356
Goodwill	172,631	60,113
Intangibles, net	40,822	2,296
Other assets	2,520	1,501

Total assets	$357,205	$161,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,073	$12,781
Accrued expenses	23,423	16,439
Deferred revenue	1,618	2,135
Other current liabilities	2,864	—
Current portion of long-term debt	10,055	6,724

Total current liabilities	61,033	38,079
Long-term debt, less current portion	26,752	23,631
Other long-term liabilities	3,013	1,008
Deferred income tax liabilities	12,255	738
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2010 and December 31, 2009; 3,319 shares issued and outstanding at both March 31, 2010 and December 31, 2009	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2010 and December 31, 2009; 78,062 and 52,558 shares issued and outstanding at Mach 31, 2010 and December 31, 2009, respectively	8	5
Treasury stock, 19 shares	(97)	—
Additional paid-in capital	335,178	175,021
Accumulated other comprehensive income	1,092	1,263
Accumulated deficit	(106,170)	(101,460)

Total Alphatec stockholders’ equity	230,011	74,829
Non-controlling interest	538	—

Total stockholders’ equity	230,549	74,829

Total liabilities and stockholders’ equity	$357,205	$161,888

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$38,431	$30,610
Cost of revenues	14,465	10,830

Gross profit	23,966	19,780
Operating expenses:
Research and development	3,687	2,867
In-process research and development	450	1,290
Sales and marketing	13,780	12,784
General and administrative	5,646	5,963
Transaction related expenses	3,152	—
Restructuring expenses	882	—

Total operating expenses	27,597	22,904

Operating loss	(3,631)	(3,124)
Other income (expense):
Interest income	5	34
Interest expense	(862)	(916)
Other income (expense), net	(110)	(261)

Total other income (expense)	(967)	(1,143)

Loss before taxes	(4,598)	(4,267)
Income tax provision	112	116

Net loss	$(4,710)	$(4,383)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.09)

Weighted-average shares used in computing net loss per share:
Basic and diluted	54,153	46,503

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(4,710)	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,562	2,601
Stock-based compensation	981	634
Interest expense related to amortization of debt discount and debt issuance costs	147	150
In-process research and development paid in stock	—	350
Provision for (recoveries from) doubtful accounts	14	(25)
Provision for excess and obsolete inventory	393	210
Deferred income taxes	35	35
Changes in operating assets and liabilities:
Accounts receivable	(780)	(5,381)
Inventories	(3,427)	(3,189)
Prepaid expenses and other current assets	(432)	(629)
Other assets	(186)	229
Accounts payable	(407)	504
Accrued expenses and other	2,826	1,892
Deferred revenues	(517)	643

Net cash used in operating activities	(2,501)	(6,359)
Investing activities:
Cash received in acquisition of Scient’x	1,589	—
Proceeds from sale of Noas investment	—	383
Purchases of property and equipment	(1,145)	(2,892)

Net cash provided by (used in) investing activities	444	(2,509)
Financing activities:
Exercise of stock options	92	—
Net proceeds from issuance of common stock	6,546	—
Borrowings under lines of credit	410	1,940
Repayments under lines of credit	(296)	(500)
Principal payments on capital lease obligations	(18)	(98)
Principal payments on notes payable	(1,972)	(498)

Net cash provided by financing activities	4,762	844

Effect of exchange rate changes on cash and cash equivalents	(128)	(204)

Net increase (decrease) in cash and cash equivalents	2,577	(8,228)
Cash and cash equivalents at beginning of period	10,085	18,315

Cash and cash equivalents at end of period	$12,662	$10,087

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Supplemental cash flow information:
Cash paid for interest	$634	$527
Cash paid for income taxes	$15	$152
Purchases of property and equipment in accounts payable	$4,379	$3,144
Financing of software and support by software provider	$872	$—
Issuance of common stock in acquisition of Scient’x	$151,639	$—
Non-cash exercise of warrants	$540	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”), through its wholly-owned subsidiary, Alphatec Spine, Inc. (“Alphatec Spine”) is a medical device company that designs, develops, manufactures and markets products for the surgical treatment of spine disorders, with a focus on treating conditions related to the aging spine. Alphatec Holdings’ principal operating activities are conducted through Alphatec Spine and its wholly owned and consolidated subsidiaries, Alphatec Pacific, Inc. (“Alphatec Pacific”), a Japanese corporation and Milverton Limited, a Hong Kong corporation.

On March 26, 2010, the Company completed its acquisition of Scient’x S.A. (“Scient’x”), a global medical device company based in France that designs, develops and manufacturers surgical implants to treat disorders of the spine (See Note 3).

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. The results of operations for the three months ended March 31, 2010 do not include the results of Scient’x as the Company has determined that Scient’x’s results of operations for the five days from the acquisition date, March 26, 2010, to the fiscal quarter end are immaterial to the Company’s consolidated results. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K and Amendment No. 1 and No. 2 thereto for the fiscal year ended December 31, 2009, as filed with the SEC on March 2, 2010, April 2, 2010 and April 8, 2010, respectively.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other future periods. The results of operations for the remainder of 2010 will include the results of operations of Scient’x commencing with the second quarter of 2010.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $12.7 million and available credit of $0.2 million at March 31, 2010 and cash of $42.5 million raised in an April 2010 equity offering (See Note 14) will be sufficient to fund its cash requirements through at least March 31, 2011.

On March 26, 2010, the Company completed its acquisition of Scient’x (See Note 3). Subsequent to the closing of the acquisition, the Company became responsible for managing the operations of the combined entities.

In conjunction with the closing of its acquisition with Scient’x, the Company amended its Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) that it had entered into in December 2008 (see Note 7). In addition, Scient’x’s existing term loan facility with Oxford Finance Corporation was combined with the Company’s term loan facility. The covenant requirements have been revised under the amended Credit Facility and consist of a combined cash-flow covenant to maintain a minimum fixed charge coverage ratio on a consolidated basis. The minimum fixed charge coverage ratio increases from the second quarter 2010 to the third quarter 2010 and is consistent thereafter. There is also a requirement for the Company to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. The Company expects that it will be in compliance with its covenants throughout 2010. In addition to the minimum fixed charge covenant described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable (See Note 7). Upon the occurrence of an event of default under the Amended Credit Facility, the Lenders could elect to declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Amended Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Amended Credit Facility.

Based on the Company’s plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, the Company will have sufficient working capital to fund its cash requirements through March 31, 2011.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2010, as amended. These accounting policies have not significantly changed during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires entities to allocate revenue in an arrangement of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other prescribed means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption to have a material impact on the Company’s financial position or results of operations.

3. Acquisition of Scient’x

On December 17, 2009, the Company entered into an acquisition agreement to acquire all of the shares of Scient’x, with Scient’x continuing after the acquisition as a wholly-owned subsidiary of Alphatec. The acquisition, which closed on March 26, 2010, is accounted for under the acquisition method of accounting. The effective acquisition date for accounting purposes was the close of business on March 31, 2010, the end of Scient’x’s fiscal first quarter. The Company purchased Scient’x to acquire its product portfolio and technology, its international distribution network and existing customer base and because of the increased scale of the combined entities.

The transaction was structured as an all stock transaction such that 100% of outstanding Scient’x stock was exchanged pursuant to a fixed ratio for 24,000,000 shares of the Company’s common stock. The consideration paid was reduced by a certain number of shares calculated at the closing in exchange for the payment of certain fees and expenses incurred by HealthPointCapital Partners, L.P. and HealthPointCapital Partners II, L.P. (collectively, “HealthPointCapital”), the Company’s and Scient’x’s principal stockholders, in connection with the acquisition. The aggregate number of shares exchanged was 23,730,644 shares of the Company’s common stock.

As required by the acquisition agreement, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition (“Replacement Options”), and such optionees were given credit for the vesting of their Scient’x options up to the closing date. $1.0 million has been included in the purchase price to represent the fair value of the Scient’x options attributable to pre-combination service and was estimated using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The assumptions used in estimating the fair value of the Replacement Options include expected volatility of 56.0%, expected term of 6.0 years, and a risk-free interest rate of 2.5%. The difference between the fair value of the replacement options and the amount included in consideration transferred will be recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period.

Based on the closing price of Alphatec’s common stock of $6.39 on March 26, 2010, the fair value of the Replacement Options, and the payable in exchange for reduction in shares, the preliminary estimated total purchase price is as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$151,639
Fair value of Scient’x options replaced	1,040
Payable in exchange for reduction in shares to be paid in cash	1,618

Total estimated purchase price	$154,297

Under the acquisition method of accounting, the total estimated purchase price is allocated to Scient’x’s net tangible and intangible assets based on their preliminary estimated fair values at the date of the completion of the acquisition and such estimates are subject to revision based on the Company’s final determination of valuations associated with net tangible assets, intangible assets, deferred taxes, contingent liabilities, and the non-controlling interest. Consequently, the amounts recorded at March 31, 2010 are subject to change, and the final amounts may differ.

The following table summarizes the preliminary allocation of the purchase price (in thousands) for Scient’x and the estimated useful lives for the acquired intangible assets:

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$2,329
Acquired intangibles:
Core technology	10	3,632
Developed technology	8	9,552
In-process technology	Indefinite	1,749
Corporate trademarks	5	1,614
Key product trademarks	9	2,179
Customer-related intangible	15	16,009
Distribution network	10	1,614
Physician education programs	10	3,095
Goodwill		112,524

Total preliminary estimate purchase price allocation		$154,297

A preliminary estimate of $2.3 million has been allocated to Scient’x net tangible assets assumed and $39.4 million has been allocated to identifiable intangible assets acquired. A value of $112.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec is acquiring Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believes that significant cost reduction synergies may be realized when the acquired business is integrated. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

Inventories were increased by Alphatec to their estimated fair value (“step up”), which represented an amount equivalent to estimated selling prices less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step up reverses in the next 14 months and will be included in the Company’s post-combination financial statements. The increase to inventory was offset by a decrease in estimated fair value of redundant inventory based on the highest and best use of a similar market participant.

For the technology related assets, the acquired product families were separated into the following categories: core, developed, and in-process technology. The core, developed, and in-process technology values were determined by estimating the present values of the net cash flows expected to be generated by each category of technology.

Trademarks were segregated into the categories of corporate trademarks and key product trademarks. Trademark values were calculated by estimating the present value of future royalty costs that would be avoided by a market participant due to ownership of the trademarks acquired.

The customer-related intangible includes hospitals and distributors that take title to Scient’x’s products. The customer-related intangible value was determined by estimating the present value of expected future net cash flows derived from such customers.

The distribution network includes U.S.-based distributors that sell Scient’x products to customers on a consignment basis. Intangibles related to the distribution network values were determined by estimating the difference between the present values of expected future net cash flows generated with and without the distribution network in place.

The physician education programs value was determined by estimating the costs to rebuild such a program.

The fair value of the non-controlling interest as of the acquisition date is $0.5 million. The fair value of the non-controlling interest was determined by reviewing the fair value of Scient’x’s Italian subsidiary’s net equity and multiplying such amount by 30%, which represents the ownership interest of the non-controlling party.

Scient’x is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of these jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Scient’x for the identified liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed as the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except share data):

	Three Months Ended March 31,
	2010	2009
Revenues	$49,766	$41,702
Loss from operations	(755)	(6,615)
Net loss	(1,159)	(6,782)
Net loss per share, basic and diluted	$(0.01)	$(0.10)

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed combined financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, revenue synergies or any restructuring costs.

For the three months ended March 31, 2010, the Company incurred transaction costs related to the acquisition of Scient’x of $3.2 million. These costs were expensed as incurred.

For the three months ended March 31, 2010, the Company incurred restructuring charges related to the acquisition of $0.9 million. These costs consist of severance payments and severance-related benefits associated with the termination of certain Scient’x employees based in the United States. The restructuring expenses are due to the consolidation of Scient’x’s U.S. business into our operations in Carlsbad, California.

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that Alphatec cannot reasonably estimate at this time. In addition, the combined business may incur additional charges relating to the transaction in subsequent periods, which could have a material impact on the Company’s financial position or results of operations.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable	$39,590	$25,084
Allowance for doubtful accounts	(322)	(318)

Accounts receivables, net	$39,268	$24,766

Inventories

Inventories consist of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,527	$—	$3,527	$2,866	$—	$2,866
Work-in-process	3,016	—	3,016	1,644	—	1,644
Finished goods	49,185	(9,026)	40,159	33,650	(8,645)	25,005

Inventories, net	$55,728	$(9,026)	$46,702	$38,160	$(8,645)	$29,515

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2010	December 31, 2009
Surgical instruments	4	$42,030	$35,286
Machinery and equipment	7	10,325	9,684
Computer equipment	5	2,608	2,575
Office furniture and equipment	5	3,538	3,128
Leasehold improvements	various	3,352	3,355
Building	39	200	201
Land	n/a	15	15
Construction in progress	n/a	929	368

		62,997	54,612
Less accumulated depreciation and amortization		(26,881)	(24,256)

Property and equipment, net		$36,116	$30,356

Total depreciation expense was $2.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

The Company has assets under capital leases of $3.4 million and $3.1 million at March 31, 2010 and December 31, 2009, respectively. Accumulated depreciation on these assets totaled $2.6 million and $2.5 million at March 31, 2010 and December 31, 2009, respectively. Depreciation expense for these capital leases included in total depreciation expense above was $0.1 million for both the three months ended March 31, 2010 and 2009.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2010	December 31, 2009
Developed product technology	5-8	$23,252	$13,700
Distribution rights	3	3,708	3,737
Intellectual property	5	1,003	1,004
License agreement	1	350	350
Core technology	15	3,632	—
In-process technology	Indefinite	1,749	—
Trademarks and trade names	5-9	3,793	—
Customer-related	15	16,009	—
Distribution network	10	1,614	—
Physician education programs	10	3,095	—
Supply agreement	10	225	225

		58,430	19,016
Less accumulated amortization		(17,608)	(16,720)

Intangible assets, net		$40,822	$2,296

Total amortization expense was $0.9 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

The future expected amortization expense related to intangible assets as of March 31, 2010 is as follows (in thousands):

Year Ending December 31,
Remainder of 2010	$3,111
2011	3,961
2012	3,961
2013	3,916
2014	3,813
Thereafter	20,311

Total future expected amortization expense	39,073
Add: In-process technology	1,749

Total	$40,822

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Legal	$621	$273
Restructuring	882	—
Payable in exchange for reduction in shares in connection with Scient’x acquisition, to be paid in cash	1,618	—
Deferred rent	2,220	2,277
Royalties	2,990	2,615
Commissions	4,088	3,072
Payroll and related	4,419	4,185
Other	6,585	4,017

Total accrued expenses	$23,423	$16,439

Deferred Revenues

During the three months ended March 31, 2010 and 2009, the Company shipped $1.9 million and $0.9 million, respectively, of product to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms, and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of March 31, 2010 and December 31, 2009 was $1.1 million and $1.3 million, respectively.

During the three months ended March 31, 2010 and 2009, the Company shipped $0.2 million and $1.0 million, respectively, of product to a U.S. distributor that did not have an extensive credit history. As a result of a lack of extensive credit history, revenues for purchases by this distributor have been deferred until cash is received. The balance in deferred revenue relating to this distributor as of March 31, 2010 and December 31, 2009 was $0.5 million and $0.8 million, respectively.

5. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss, as reported	$(4,710)	$(4,383)
Foreign currency translation adjustment	(171)	(439)

Comprehensive loss	$(4,881)	$(4,822)

6. License and Developmental Consulting Agreements

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

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement, (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded a charge for in process research and development expense (“IPR&D”) of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and its common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch. During the second quarter of 2009, the Company successfully completed one of its development milestones and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009, was 567,821.

In December 2009, the Company and PST amended the OsseoScrew License Agreement (the “OsseoScrew License Amendment”). Under the OsseoScrew License Amendment, the terms relating to the payment of a $0.5 million development milestone payment were modified. The Company recorded a charge for IPR&D of $0.5 million in the fourth quarter of 2009 upon completion of a development milestone, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties begin in 2010 instead of 2009.

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

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement (the “Helifuse/Helifix License Agreement”) with Helix Point, LLC (“Helix Point”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2010; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.6 million for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

Supply Agreement with ETEX Corporation

In October 2009, Alphatec Spine entered into a supply and distribution agreement (the “ETEX Agreement”) with ETEX Corporation, (“ETEX”), that provides Alphatec Spine with the rights to market and sell ETEX’s EquivaBone and CarriGen products in the U.S and Europe, excluding Spain. The financial terms of the ETEX Agreement include: (i) minimum purchase commitments during the first, second and third year following execution of the agreement of $2.3 million, $3.4 million and $4.5 million, respectively.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC, (“Parcell Spine”), that provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of the pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the three months ended March 31, 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment.

7. Debt and Other Financing Activities

Subscription Agreements for Sale of Common Stock

On February 9, 2010, the Company entered into subscription agreements with a group of purchasers for the sale of an aggregate of 1,592,011 shares of the Company’s common stock at a purchase price of $4.1457 per share, for gross proceeds of approximately $6.6 million (the “Offering”). The net proceeds to the Company from the Offering, after deducting expenses, were approximately $6.5 million. The Offering was made pursuant to a registration statement on Form S-3 and closed on February 12, 2010.

Filing of Registration Statement

On February 12, 2010, the Company filed a registration statement on Form S-3 with the SEC pursuant to which the Company may offer and sell shares of its common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. In addition, under such registration statement, HealthpointCapital has registered for resale up to an aggregate of 20,031,646 shares of the Company’s common stock. The registration statement was declared effective by the SEC on April 9, 2010.

Loan and Security Agreement

In December 2008, the Company entered into the Credit Facility with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly, and principal repayments commencing in October 2009. Thereafter, the Company is required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million is due in April 2012. The working capital line of credit carries a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

On March 26, 2010, the Company amended its Credit Facility (the “Amended Credit Facility”) with the Lenders. The working capital line of credit has been increased by $10 million, to $25 million. In addition, the Company combined the previously existing term loan facility provided by Oxford Finance Corporation to Scient’x with the Company’s existing term loan facility. Commencing in the second quarter 2010, the amended term loan will collectively not exceed $19.5 million.

Alphatec’s term loan interest rate was amended to a fixed rate of 12.0%. Alphatec is required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of Alphatec’s term loan as of March 31, 2010 was $12.4 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Amended Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in June 2012. In connection with the Amended Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through June 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Amended Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Amended Credit Facility. The balance of Scient’x’s term loan as of March 31, 2010 was $6.8 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of March 31, 2010, the Company has $0.2 million remaining available to be drawn under the working capital line of credit based on its eligible borrowing base.

        The funds from the credit facility are intended to serve as a source of working capital for ongoing operations and working capital needs. In connection with the amendment, the Company paid debt issuance costs and other transaction fees totaling $0.8 million. Included in debt issuance costs was a facility fee of $0.4 million and a line of credit commitment fee of $0.1 million. The debt issuance costs were capitalized and are being amortized over the remaining term of the loan using the effective interest method.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders. Additionally, the Lenders received a pledge on a portion of the Scient’x shares owned by the Company.

Commencing in the second quarter of 2010, the Company (including Scient’x) is also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. The Company is also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Amended Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of a non-appealable legal judgment against the Company that is not satisfied within ten days, or the occurrence of an event which, in the opinion of the Lenders, could have a material adverse effect on the Company.

In connection with the original Credit Facility, the Company had issued warrants to the Lenders to purchase an aggregate of 476,190 shares of the Company’s common stock. The warrants were immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.89 per share and have a ten year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rate of 2.67%, volatility of 60.9%, a ten year term and no dividend yield. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement (See Note 10). The other Lender had previously exercised all of its warrants in September 2009.

During the three months ended March 31, 2010 and 2009, the Company repaid $0.3 million and $0.5 million, respectively, and drew an additional $0.4 million and $1.9 million, respectively, on the working capital line of credit. The balance of the line of credit as of March 31, 2010 was $14.8 million. The balance of the combined term loans was $19.2 million, net of the debt discount. The Company’s amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense for Alphatec’s term loan and working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million for both the three months ended March 31, 2010 and 2009.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of March 31, 2010, the balance of the notes and the bond totaled $0.9 million.

The Company and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of March 31, 2010, the balance of these capital leases totaled $0.5 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of March 31, 2010 was $0.1 million.

The Company has three financing agreements totaling $1.0 million for the payment of premiums on various insurance policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable through June 2010. The balance of all such financing agreements as of March 31, 2010 totaled $0.3 million.

In February 2010, the Company executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2012. Payments of principal and interest are due every three months. The balance of this note as of March 31, 2010 was $0.8 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of March 31, 2010 was $0.1 million.

Principal payments on debt are as follows as of March 31, 2010 (in thousands):

Year Ending December 31,
Remainder of 2010	$7,398
2011	10,102
2012	20,644
2013	49
2014	4
Thereafter	—

Total	38,197
Less: finance charge being accrued to interest expense through April 2012, and debt discount	(1,898)
Add: capital lease principal payments	508

Total	36,807
Less: current portion of long-term debt	(10,055)

Long-term debt, net of current portion	$26,752

8. Commitments and Contingencies

Leases

The Company and Scient’x lease certain equipment under capital leases which expire on various dates through 2013. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2010	$2,699	$140
2011	3,252	176
2012	2,746	175
2013	2,637	48
2014	2,163	—
Thereafter	3,492	—

	$16,989	539

Less: amount representing interest		(31)

Present value of minimum lease payments		508
Current portion of capital leases		(160)

Capital leases, less current portion		$348

Rent expense under operating leases for the three months ended March 31, 2010 and 2009 was $0.6 million and $0.8 million, respectively.

Litigation

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”) alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While the Company denied the allegations in its answer to the complaint and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company (“Orthotec”). In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against

Eurosurgical by a California court. At the same time, a federal court declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS (“Surgiview”) in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in June 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in the California and New York state and federal courts. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec has appealed such dismissal. In November 2009, the New York state court dismissed Orthotec’s claims with respect to the other defendants based on collateral estoppel. Orthotec has commenced an appeal of the New York ruling. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s U.S. subsidiary entered into a distribution agreement with DAK Surgical, Inc., an independent distributor (“DAK Surgical”), for the distribution of Scient’x’s products in certain defined sales areas. In September 2007, shortly after the termination of its distribution contract, DAK Surgical filed a lawsuit against Scient’x in which it alleges, among other things, that it is entitled to a change of control payment pursuant to the terminated distribution contract. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK Surgical could have a significant adverse effect on the Company’s financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (“the FCA”) that had been filed by private parties against Scient’x’s U.S. subsidiary was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x engaged in improper activities related to consulting payments to surgeon customers. Under the FCA, the United States Department of Justice, Civil Division (“the DOJ”) had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither Scient’x nor the Company has been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x’s business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

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

9. Net Loss Per Share

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss	$(4,710)	$(4,383)

Denominator:
Weighted average common shares outstanding	54,734	47,436
Weighted average unvested common shares subject to repurchase	(581)	(933)

Weighted average common shares outstanding - basic	54,153	46,503
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—

Weighted average common shares outstanding - diluted	54,153	46,503

Net loss per common share:
Basic and diluted	$(0.09)	$(0.09)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	1,793	2,539
Warrants to purchase common stock	222	476
Unvested restricted share awards	581	933

Total	2,596	3,948

10. Stock-Based Compensation and Other Equity Transactions

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

The Company accounts for stock option grants to non-employees in accordance with provisions that require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Employee Stock Options
Risk-free interest rate	2.80%	2.00%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.2	6.2
Volatility	56%	58%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$57	$52
Research and development	349	64
Sales and marketing	199	171
General and administrative	376	347

Total	$981	$634

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	2,957	$3.94	8.28	$4,120
Granted year to date	842	$6.31	—	—
Exercised year to date	(22)	$4.18	—	—
Forfeited year to date	(27)	$4.31	—	—

Outstanding at March 31, 2010	3,750	$4.47	8.59	$7,157

Options vested and expected to vest at March 31, 2010	3,124	$4.51	8.59	$5,835

Options vested and exercisable at March 31, 2010	1,036	$4.23	7.92	$2,227

In connection with the acquisition of Scient’x, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition, and such optionees were given credit for the vesting of their Scient’x options up to the closing date. The Company calculated the fair value of the Scient’x options attributable to pre-combination service using the Black-Scholes option pricing model with market assumptions. The fair value of the replacement options that was associated with pre-combination service was included in consideration transferred in the acquisition. The difference between the fair value of the replacement options and the amount included in consideration transferred will be recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period. The Company granted 754,838 options, with an exercise price of $6.39, to purchase shares of Alphatec common stock to Scient’x optionees.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $6.31 and $1.62, respectively. The aggregate intrinsic value of options at March 31, 2010 is based on the Company’s closing stock price on that date of $6.37 per share.

As of March 31, 2010, there was $5.1 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.5 years. The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2010. There were no option exercises during the three months ended March 31, 2009.

In January 2010, the Company’s Board of Directors agreed to increase the number of shares reserved for issuance under the 2005 Plan by 1,000,000 shares. At March 31, 2010, approximately 1,689,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	520	$5.90	1.29	$3,068
Awarded year to date	—	$—
Released year to date	(43)	$3.72
Forfeited year to date	(1)	$9.19

Outstanding at March 31, 2010	476	$6.09	1.15	$2,901

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. There were no restricted awards granted during the three months ended March 31, 2010 and 2009.

Warrants

In December 2008, the Company issued warrants to the Lenders in the Credit Facility to purchase an aggregate of 476,190 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants were immediately exercisable, could be exercised through a cashless exercise and had a ten-year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield.

In March 2010, one of the Lenders to the Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the Company issuing 196,161 shares of its common stock to the Lender. The net value of the shares issued was $1.2 million. Following this exercise, there were no outstanding warrants to purchase shares of the Company’s common stock.

Treasury Stock

On August 31, 2009, pursuant to the settlement documents with the claimant surgeons in the Brodke litigation, the Company issued 114,766 shares of its common stock, valued at a price per share of $4.35, to the claimant surgeons. The resale of such shares was not covered by a registration statement. As required by the settlement agreement, six months after the issuance, the value of such stock ($0.5 million) was measured against the then-current value of the Company’s common stock on such date. The Company performed the measurement calculation on February 28, 2010 using a per share price of the Company’s common stock of $5.20, which resulted in the forfeiture of 18,612 shares by the claimant surgeons. The Company recorded the fair value of the forfeited shares of $0.1 million as treasury stock. The Company also reviews the fair value of the $0.5 million equity issuance on a quarterly basis to determine if additional accounting is warranted based on a fluctuation in the Company’s stock price. As of March 31, 2010, the Company recorded a fair value adjustment of $0.1 million to increase litigation expense.

11. Income Taxes

To calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $1.1 million during the three months ended March 31, 2010. The increase in unrecognized tax benefits during the three months ended March 31, 2010 was primarily related to uncertain tax positions of the acquired Scient’x operations. The unrecognized tax benefits at March 31, 2010 were $3.3 million. It is reasonably possible that $0.3 million of the Company’s unrecognized tax benefits could be recognized within the next 12 months.

The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

12. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three months ended March 31, 2010 and 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$28,436	$23,813
Asia	6,096	5,830
Europe	3,899	967

Total consolidated revenues	$38,431	$30,610

Total assets by region were as follows (in thousands):

	March 31, 2009	December 31, 2009
United States	$186,816	$148,735
Asia	11,993	13,082
Europe	158,396	71

Total consolidated assets	$357,205	$161,888

13. Related Party Transactions

In connection with the acquisition of Scient’x and pursuant to the terms of the share purchase agreement, the consideration paid for 100% of the shares of Scient’x was fixed at 24,000,000 shares of the Company’s common stock, reduced by a certain number of shares calculated at the closing in exchange for the payment of certain fees and expenses incurred by HealthpointCapital. The aggregate purchase price paid to acquire 100% of the shares of Scient’x was 23,730,644 shares of the Company’s common stock. The Company will pay fees and expenses incurred by HealthpointCapital of $1.6 million. HealthpointCapital and its affiliates held approximately 94.8% of the issued and outstanding shares of Scient’x prior to the acquisition. HealthpointCapital received shares of the Company’s common stock in connection with the acquisition proportional to its ownership interest in Scient’x.

For the three months ended March 31, 2010 and 2009, the Company incurred costs of $0 and $0.1 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and Healthpoint Capital Partners II, L.P., which are the Company’s principal stockholders.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a written consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended March 31, 2010 and 2009, the Company incurred costs of $0.1 million in each period, for advisory services provided by Dr. Hochschuler.

14. Subsequent Events

Public Offering of Common Stock

In April 2010, the Company completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of its common stock, par value $0.0001 per share (the “Offering”). The shares were sold at an offering price of $5.00 per share, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by the Company and 9,200,000 were sold by HealthpointCapital Partners, L.P (the “Selling Stockholder”). The Offering closed on April 21, 2010. The net proceeds to the Company were approximately $42.5 million after deducting underwriting discounts and commissions and estimated expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of common stock by the Selling Stockholder.

The Offering was made pursuant to a prospective supplement dated April 16, 2010 and the Company’s existing shelf registration statement on Form S-3, which was initially filed with the SEC on February 12, 2010 and declared effective by the SEC on April 9, 2010.

Consolidation of Scient’x’s U.S. Operations

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s U.S. operations, close the U.S. facility and move its U.S. operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. All of the Scient’x U.S. employees were notified of the closure of the Scient’x U.S. operations and provided documentation related to their employment, resulting in a reduction in workforce. The Company accrued $0.9 million in restructuring costs relating to a reduction in workforce in March 2010. The Company expects to incur approximately $0.4 million of expenses related to the consolidation of Scient’x’s U.S. operations in the second quarter of 2010.

Sale of IMC Co.

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay $0.6 million. The purchaser will pay the Company in installments, of which $0.3 million will be paid in the second quarter of 2010 and the remaining amount paid thereafter in three annual installments. During the three months ended March 31, 2010, IMC Co. contributed revenues of $3.1 million, gross margin of 12.5% and net loss ($0.1 million) to the Company’s results of operations. The impact of this transaction on the Company’s consolidated results of operations was previously contemplated in the Company’s 2010 performance objectives and financial guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ending December 31, 2009, as amended, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that address the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. On March 26, 2010, we completed the acquisition of Scient’x S.A., or Scient’x, a global medical device company based in France that designs, develops and manufacturers surgical implants to treat disorders of the spine. Scient’x distributes products through its direct sales force in France, Italy and the U.K. and distributes products through independent distributors in more than 45 additional countries. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $8.5 billion in revenue in 2009 and is expected to grow between 10%-12% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. To further differentiate our solutions, we have incorporated minimally invasive access techniques, and biologic solutions into our portfolio to improve patient outcomes. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. Our goal is to be the leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

In connection with our acquisition of Scient’x, the consideration paid was fixed at 24,000,000 shares of our common stock, reduced by a certain number of shares calculated at the closing in exchange for the payment of certain fees and expenses incurred by HealthPointCapital Partners, L.P. and HealthPointCapital Partners II, L.P., collectively referred to herein as HealthPointCapital, our and Scient’x’s principal stockholders. The aggregate purchase price paid to acquire 100% of the shares of Scient’x was 23,730,644 shares of our common stock. We will pay fees and expenses incurred by HealthpointCapital of $1.6 million. HealthpointCapital and its affiliates held approximately 94.8% of the issued and outstanding shares of Scient’x prior to the acquisition. HealthpointCapital received shares of our common stock in connection with the acquisition proportional to its ownership interest in Scient’x.

In April 2010, we completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of our common stock, par value $0.0001 per share, or, the Offering. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by us and 9,200,000 were sold by HealthpointCapital Partners, L.P. See “Subsequent Events that Impact Liquidity” below.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through March 31, 2010, we have licensed or acquired approximately 53 patent and patent applications from third parties. A discussion of our material license agreements may be found in “Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2009, as amended, as well as in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three and nine months ended March 31, 2010 and 2009, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and expect to continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe and Latin America, where we began sales in the second half of 2008, we use independent distributors that purchase our products and market them to their surgeon customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have limited prior experience, revenues for sales to our European and Latin American distributors have been deferred until the sooner of when payments become due or cash is received.

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

Transaction related expenses. Transaction related expenses consists of legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expenses. Restructuring expenses consists of costs associated with exit or disposal activities related to the acquisition of Scient’x.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2010 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	37.6	35.4

Gross profit	62.4	64.6
Operating expenses:
Research and development	9.6	9.4
In-process research and development	1.2	4.2
Sales and marketing	35.9	41.7
General and administrative	14.7	19.5
Transaction related expenses	8.2	—
Restructuring expenses	2.3	—

Total operating expenses	71.9	74.8

Operating loss	(9.5)	(10.2)

Other income (expense):
Interest income	0.0	0.1
Interest expense	(2.2)	(3.0)
Other income (expense), net	(0.3)	(0.8)

Total other income (expense)	(2.5)	(3.7)

Loss before taxes	(12.0)	(13.9)
Income tax provision	0.3	0.4

Net loss	(12.3)%	(14.3)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues. Revenues were $38.4 million for the three months ended March 31, 2010 compared to $30.6 million for the three months ended March 31, 2009, representing an increase of $7.8 million, or 25.6%. U.S. revenues increased $4.6 million, or 19.4%, primarily due to increased sales of our Zodiac, Illico, Novel and Trestle product lines. In addition, Asia revenues increased $0.3 million, or 4.6%, due to both sales volume, ($0.1 million), and the favorable affect of foreign currency exchange rates. We recognized revenue of $3.9 million for European revenue during the three months ended March 31, 2010 compared to $1.0 million for the three months ended March 31, 2009. The increase in European revenues is primarily due to our expanded distribution network and increased sales in our Zodiac, Illico and OsseoFix product lines.

Cost of revenues. Cost of revenues was $14.5 million for the three months ended March 31, 2010 compared to $10.8 million for the three months ended March 31, 2009, representing an increase of $3.7 million, or 33.6%. The increase was primarily due to $2.7 million in product costs associated with the increased sales volume, increased depreciation costs of $0.7 million based on a larger installed surgical instruments asset base, higher amortization expenses of $0.1 million related to new intangible assets and increased royalty payments of $0.2 million associated with the increased sales volume.

Gross profit. Gross profit was $24.0 million for the three months ended March 31, 2010 compared to $19.8 million for the three months ended March 31, 2009, representing an increase of $4.2 million, or 21.2%. Gross margin of 62.4% of revenues for the three months ended March 31, 2010 decreased 2.2 percentage points from the three months ended March 31, 2009 of 64.6%.

Gross profit in the U.S. was 69.9% for the three months ended March 31, 2010 compared to 70.8% for the three months ended March 31, 2009. The decrease of 0.9 percentage points was primarily due to increased depreciation expense (1.2 percentage points), increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (0.7 percentage points) and modest U.S. hospital price erosion which was offset by improving manufacturing efficiencies (0.1 percentage points). These decreases were partially offset by reduced royalty expenses (1.1 percentage points).

Gross profit in Asia was 35.3% for the three months ended March 31, 2010 compared to 43.3% for the three months ended March 31, 2009. The decrease of 8.0 percentage points was primarily due to unfavorable mix of lower margin non-spine product revenues.

Gross profit in Europe was 50.0% for the three months ended March 31, 2010 compared to 40.5% for the three months ended March 31, 2009. The increase of 9.5 percentage points was primarily due to favorable product mix with broader product offerings to our expanding distribution network.

Research and development. Research and development expense was $3.7 million for the three months ended March 31, 2010 compared to $2.9 million for the three months ended March 31, 2009, representing an increase of $0.8 million, or 28.6%. The increase was primarily related to increased compensation related expenses.

In-process research and development. In-process research and development expense was $0.5 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009. In the three months ended March 31, 2010, we incurred expenses of $0.5 million related to our acquisition of technology related to stem cells. In the three months ended March 31, 2009, we incurred costs related to our acquisition of technology related to a stand-alone interbody device of $0.5 million, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.2 million combined for three smaller in-process research and development collaborations with third parties.

Sales and marketing. Sales and marketing expense was $13.8 million for the three months ended March 31, 2010 compared to $12.8 million for the three months ended March 31, 2009, representing an increase of $1.0 million, or 7.8%. The increase was primarily due to higher commission expense of $0.2 million due to the higher U.S. sales volume and an increase of $0.8 million in various sales and marketing expenses.

General and administrative. General and administrative expense was $5.6 million for the three months ended March 31, 2010 compared to $6.0 million for the three months ended March 31, 2009, representing a decrease of $0.4 million, or 5.3%. The decrease was primarily related to a reduction of outside patent fees and legal fees.

Transaction-related expenses. Transaction-related expense was $3.2 million for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009, representing an increase of $3.2 million, or 100%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expenses. Restructuring expense was $0.9 million for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009, representing an increase of $0.9 million, or 100%. The restructuring expenses were due to severance expenses incurred in connection with the consolidation of Scient’x’s U.S. operations.

Interest Expense. Interest expense was $0.9 million for the three months ended March 31, 2010 compared to $0.9 million for the three months ended March 31, 2009, representing no change. Interest expense in both periods consisted primarily of interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation.

Other income (expense), net. Other income (expense), net was ($0.1) million for the three months ended March 31, 2010 compared to ($0.3) million for the three months ended March 31, 2009, representing an increase in income of $0.2 million. The increase was due to greater foreign currency exchange gains realized in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Income tax. Income tax expense was $0.1 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009, representing no change. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

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

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(4,710)	$(4,383)
Stock-based compensation	981	634
Depreciation	2,642	1,822
Amortization of intangible assets	920	779
In-process research and development	450	1,290
Interest expense, net	857	882
Income tax expense	112	116
Other (income) expense, net	110	261
Transaction related expenses	3,152	—
Restructuring expenses	882	—

Adjusted EBITDA	$5,396	$1,401

Non-GAAP earnings (loss) represents net income (loss) excluding the effects of in-process research and development expenses and acquisition related transaction and restructuring expenses. Management does not consider these expenses when it makes certain evaluations of the operations of the Company. We believe that the most directly comparable GAAP financial measure to non-GAAP earnings (loss) is net income (loss).

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(4,710)	$(4,383)
In-process research and development	450	1,290
Transaction related expenses	3,152	—
Restructuring expenses	882	—

Non-GAAP net loss	$(226)	$(3,093)

The following is a reconciliation of non-GAAP net loss per share to the most comparable GAAP measure, net loss per common share, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss per common share-basic and diluted	$(0.09)	$(0.09)
In-process research and development	0.01	0.03
Transaction related expenses	0.06	—
Restructuring expenses	0.02	—

Non-GAAP net loss per common share-basic and diluted	$0.00	$(0.06)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except gross margin and share data):

	Three Months Ended March 31,
	2010	2009
Pro Forma Combined:
Revenues	$49,766	$41,702
Loss from operations	(755)	(6,615)
Net loss	(1,159)	(6,782)
Net loss per share, basic and diluted	$(0.01)	$(0.10)
Gross margin	59.8%	57.5%
Pro Forma Adjusted EBITDA	$5,987	$(465)

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Pro Forma net loss	$(1,159)	$(6,782)
Pro Forma Combined:
Stock-based compensation	1,084	737
Depreciation	3,012	2,117
Amortization of intangible assets	1,760	1,570
In-process research and development	450	1,290
Interest expense, net	1,040	935
Income tax expense (benefit)	40	(584)
Other (income) expense, net	(702)	(206)
Inventory step-up	436	436
Non-controlling interest	26	22

Pro Forma Adjusted EBITDA	$5,987	$(465)

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed combined financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, revenue synergies or any restructuring costs.

Liquidity and Capital Resources

At March 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $12.7 million, accounts receivable, net of $39.3 million, and remaining amounts available under our credit facility of $0.2 million. We believe such amounts and cash raised in an April 2010 equity offering (see “Subsequent Events that Impact Liquidity” below) will be sufficient to fund our projected operating requirements through at least March 31, 2011, including the acquisition of Scient’x as discussed below.

In March 2010, we amended our Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporation, or, the Lenders, that we had entered in December 2008 (See “Credit Facility and Other Debt” below). In conjunction with the Credit Facility, we were required to maintain compliance with quarterly financial covenants, which included a minimum level of revenues and a minimum level of adjusted EBITDA. The covenant requirements have been revised and under the amended Credit Facility consist of a cash-flow covenant to maintain a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio increases from the second quarter 2010 to the third quarter 2010 and is consistent thereafter. There is also a requirement for us to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. We expect that we will be in compliance with our covenants throughout 2010. In addition to the minimum fixed charge covenant described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable. Upon the occurrence of an event of default under the Amended Credit Facility, the Lenders could elect to declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Amended Credit Facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the Amended Credit Facility.

On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on the Company’s plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, we will have sufficient working capital to fund our cash requirements through March 31, 2011.

We will need to invest in working capital and capitalized surgical instruments in order to support our revenue projections through 2011. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

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

On February 12, 2010, we filed a registration statement on Form S-3 with the SEC pursuant to which we may offer and sell shares of our common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. In addition, under such registration statement, HealthpointCapital has registered for resale up to an aggregate of 20,031,646 shares of our common stock. The registration statement was declared effective by the SEC on April 9, 2010. (See “Subsequent Events that Impact Liquidity” below).

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of March 31, 2010.

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

Subsequent Events that Impact Liquidity

In April 2010, we completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of our common stock, also referred to as the Offering. The shares were sold at an offering price of $5.00 per share, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by us and 9,200,000 were sold by HealthpointCapital Partners, L.P. The Offering closed on April 21, 2010. The net proceeds to us were approximately $42.5 million after deducting underwriting discounts and commissions and estimated expenses payable by us. We did not receive any proceeds from the sale of shares of common stock by HealthpointCapital Partners, L.P.

Operating Activities

We used net cash of $2.5 million in operating activities for the three months ended March 31, 2010. During this period, net cash used in operating activities primarily consisted of a net loss of $4.7 million and a decrease in working capital and other assets of $2.9 million, which were partially offset by $5.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $2.9 million consisted of increases in accounts receivable of $0.8 million, increases in inventory of $3.4 million in support of the higher sales volume, increases in prepaid expenses and other assets of $0.6 million and decreases in accounts payable and deferred revenues of $0.9 million, partially offset by increases in accrued expenses and other liabilities of $2.8 million.

Investing activities

We generated net cash of $0.4 million from investing activities for the three months ended March 31, 2010 primarily from the cash received of $1.6 million from our acquisition of Scient’x which was partially offset by the purchase of $1.2 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment.

Financing activities

We generated net cash of $4.8 million from financing activities for the three months ended March 31, 2010. In February 2010 we entered into subscription agreements to sell shares of our common stock. Net proceeds from such sale totaled $6.5 million. Net proceeds from borrowings under our line of credit totaled $0.4 million and we generated cash of $0.1 million from the exercise of stock options. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $2.2 million.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carries a fixed interest rate of 11.25% with interest payments due monthly, and principal repayments commencing in October 2009. Thereafter, the Company is required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million is due in April 2012. The working capital line of credit carries a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

On March 26, 2010, we amended our Credit Facility, or the Amended Credit Facility, with the Lenders. The working capital line of credit has been increased by $10 million, to $25 million. In addition, we combined the previously existing term loan facility provided by Oxford Finance Corporation to Scient’x with our existing term loan facility. Commencing in the second quarter 2010, the amended term loan will collectively not exceed $19.5 million.

Our term loan interest rate was amended to a fixed rate of 12.0%. We are required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. We will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of our term loan as of March 31, 2010 was $12.4 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Amended Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in June 2012. In connection with the Amended Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through June 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Amended Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Amended Credit Facility. The balance of Scient’x’s term loan as of March 31, 2010 was $6.8 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of March 31, 2010, we had $0.2 million remaining available to be drawn under the working capital line of credit based on our eligible borrowing base.

The funds from the credit facility are intended to serve as a source of working capital for ongoing operations and working capital needs. In connection with the amendment, we paid debt issuance costs and other transaction fees totaling $0.8 million. Included in debt issuance costs was a facility fee of $0.4 million and a line of credit commitment fee of $0.1 million. The debt issuance costs were capitalized and are being amortized over the remaining term of the loan using the effective interest method.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, we granted to the Lenders a first priority security interest in all of its assets, other than its owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders. Additionally, the Lenders received a pledge on a portion of the Scient’x shares owned by us.

Commencing in the second quarter of 2010, we (including Scient’x) are also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. We are also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million.

The Lenders have the right to declare the loan immediately due and payable in an event of default under the Amended Credit Facility, which includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, the occurrence of a non-appealable legal judgment against the Company that is not satisfied within ten days, or the occurrence of an event which, in the opinion of the Lenders, could have a material adverse effect on us.

In connection with the original Credit Facility, we had issued warrants to the Lenders to purchase an aggregate of 476,190 shares of our common stock. The warrants were immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.89 per share and have a ten year term. We recorded the value of the warrants of $0.9 million as a debt discount. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. The other Lender had previously exercised all of its warrants in September 2009 (See Note 10).

During the three months ended March 31, 2010 and 2009, we repaid $0.3 million and $0.5 million, respectively, and drew an additional $0.4 million and $1.9 million, respectively, on the working capital line of credit. The balance of the line of credit as of March 31, 2010 was $14.8 million. The balance on the combined term loans was $19.2 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense for our term loan and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million for both the three months ended March 31, 2010 and 2009.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of March 31, 2010, the balance of the notes and the bond totaled $0.9 million.

We and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of March 31, 2010, the balance of these capital leases totaled $0.5 million.

We have a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of March 31, 2010 was $0.1 million.

We have three financing agreements totaling $1.0 million for the payment of premiums on various insurance policies. These financing arrangements bear interest ranging from 0.0% to 5.2% and are payable through June 2010. The balance of all such financing agreements as of March 31, 2010 totaled $0.3 million.

In February 2010, we executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2012. Payments of principal and interest are due every three months. The balance of this note as of March 31, 2010 was $0.8 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of March 31, 2010 was $0.1 million.

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments as of March 31, 2010 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2010 (9 months)	2011	2012	2013	2014	Thereafter
Line of credit with SVB/Oxford	$14,849	$—	$—	$14,849	$—	$—	$—
Alphatec term loan with SVB/Oxford	12,782	4,244	6,274	2,264	—	—	—
Scient’x term loan with SVB/Oxford	6,838	2,076	3,084	1,678	—	—	—
Term loan finance charges	1,518	—	—	1,518	—	—	—
Notes payable to Microsoft	148	133	15	—	—	—	—
Notes payable to Oracle	785	241	338	206	—	—	—
Notes payable for insurance premiums	255	255	—	—	—	—	—
Notes and bond payable to Japanese banks	921	462	289	117	49	4	—
Scient’x notes payable with French government agency	101	—	101	—	—	—	—
Capital lease obligations	508	133	165	165	45	—	—
Operating lease obligations	16,989	2,699	3,252	2,746	2,637	2,163	3,492
Guaranteed minimum royalty obligations	1,488	638	600	250	—	—	—
New product development milestones (1)	4,300	1,800	—	2,500	—	—	—

Total	$61,482	$12,681	$14,118	$26,293	$2,731	$2,167	$3,492

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2010 through 2012.

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

Scient’x has two leased office locations and a manufacturing and distribution warehouse in France and one leased office location which includes warehouse space, in the U.S. The leased facilities range in size from 2,500 to 21,900 square feet. The leases expire on various dates through December 2013. Scient’x also maintains sales offices in Singapore, Dubai, Milan, Argentina and the United Kingdom.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$57	$52
Research and development	349	64
Sales and marketing	199	171
General and administrative	376	347

Total	$981	$634

Effect on basic and diluted net loss per share	$(0.02)	$(0.01)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance that requires entities to allocate revenue in an arrangement of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other prescribed means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect adoption to have a material impact on our financial position or results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

•

our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings following our acquisition of Scient’x;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to realize benefits from our acquisition of Scient’x;

•	our ability to successfully integrate Scient’x’s business;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of March 31, 2010, our outstanding floating rate indebtedness totaled $14.8 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2010.

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

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While we denied the allegations in our answer to the complaint and believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on our financial condition and results of operations.

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in June 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in the California and New York state and federal courts. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec has appealed such dismissal. In November 2009, the New York state court dismissed Orthotec’s claims with respect to the other defendants based on collateral estoppel. Orthotec has commenced an appeal of the New York ruling. While we believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on our financial condition and results of operations.

In 2004, Scient’x’s U.S. subsidiary entered into a distribution agreement with DAK Surgical, Inc., an independent distributor, or, DAK Surgical, for the distribution of Scient’x’s products in certain defined sales areas. In September 2007, shortly after the termination of its distribution contract, DAK Surgical filed a lawsuit against Scient’x in which it alleges, among other things, that it is entitled to a change of control payment pursuant to the terminated distribution contract. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK Surgical could have a significant adverse effect on our financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act, or the FCA, that had been filed by private parties against Scient’x’s U.S. subsidiary was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x engaged in improper activities related to consulting payments to surgeon customers. Under the FCA, the United States Department of Justice, Civil Division, or DOJ, had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither we nor Scient’x have been subpoenaed by any governmental agency in connection with this review. We believe that Scient’x’s business practices were in compliance with the FCA and intend to vigorously defend ourself with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on our financial condition and results of operations.

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

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, other than the risk factor set forth below. If any of the risks set forth herein or therein actually occurs, our business, financial condition or results of operations would likely suffer, possibly materially. In that case, the trading price of our common stock could fall.

The adoption of healthcare reform legislation in the United States could have an adverse effect on our business, financial condition or results of operations.

In March 2010, healthcare reform legislation was enacted in the United States. This legislation includes provisions that will impose a 2.3% excise tax on the sale of most medical devices in the United States, including our spinal implant products and systems, starting in 2013. The medical devices excise tax will increase our cost of doing business, and could have a significant impact on our results of operations. If the cost of this tax is not offset by increased demand for our products, other cost reductions or price increases, we could experience lower margins and profitability and our business, financial condition and results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Pursuant to the Credit Facility with SVB and Oxford entered into in December 2008, SVB received a warrant to purchase 190,476 shares of our common stock at $1.89 per share, exercisable for a term of 10 years and Oxford received a warrant to purchase 285,714 shares of our common stock at $1.89 per share, exercisable for a term of 10 years. In March 2010, Oxford exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the issuance of 196,161 shares of our common stock to Oxford. The net value of the shares issued was $1.2 million. Following this exercise, there were no outstanding warrants to purchase shares of the Company’s common stock.

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

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended March 31, 2010 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2010	725	$0.0005	—	—
February 2010	—	$—	—	—
March 2010	—	$—	—	—

(1)	Not included in the table above are 17,266 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

10.1	Amended and Restated Loan and Security Agreement, dated as of March 26, 2010 by and among Silicon Valley Bank, Oxford Finance Corporation, Alphatec Holdings, Inc. and Alphatec Spine, Inc.

10.2	Loan and Security Agreement, dated as of May 29, 2009, between Oxford Finance Corporation and Scient’x USA, Inc.

10.3	Second Amendment to Loan and Security Agreement, dated as of March 26, 2010, between Oxford Finance Corporation and Scient’x USA, Inc.

10.4*	Employment Agreement, effective March 26, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Oliver Burckhardt

10.5	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Spine, Inc. in favor of Oxford Finance Corporation

10.6	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Holdings, Inc. in favor of Oxford Finance Corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Peter C. Wulff
Peter C. Wulff Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: May 10, 2010

Exhibit Index

10.1	Amended and Restated Loan and Security Agreement, dated as of March 26, 2010 by and among Silicon Valley Bank, Oxford Finance Corporation, Alphatec Holdings, Inc. and Alphatec Spine, Inc.

10.2	Loan and Security Agreement, dated as of May 29, 2009, between Oxford Finance Corporation and Scient’x USA, Inc.

10.3	Second Amendment to Loan and Security Agreement, dated as of March 26, 2010, between Oxford Finance Corporation and Scient’x USA, Inc.

10.4*	Employment Agreement, effective March 26, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Oliver Burckhardt

10.5	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Spine, Inc. in favor of Oxford Finance Corporation

10.6	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Holdings, Inc. in favor of Oxford Finance Corporation

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.