Form 10-Q
period 2010-06-30
Alphatec Holdings, Inc.
filed 2010-08-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐    No   ☒

As of August 4, 2010, there were 87,304,747 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$38,408	$10,085
Accounts receivable, net	37,153	24,766
Inventories, net	49,913	29,515
Prepaid expenses and other current assets	5,744	3,128
Deferred income tax assets	1,398	128

Total current assets	132,616	67,622
Property and equipment, net	40,603	30,356
Goodwill	162,098	60,113
Intangibles, net	37,045	2,296
Other assets	2,330	1,501

Total assets	$374,692	$161,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,242	$12,781
Accrued expenses	21,464	16,439
Deferred revenue	1,299	2,135
Other current liabilities	1,179	—
Current portion of long-term debt	10,024	6,724

Total current liabilities	55,208	38,079
Long-term debt, less current portion	24,165	23,631
Other long-term liabilities	2,565	1,008
Deferred income tax liabilities	11,158	738
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2010 and December 31, 2009; 3,319 shares issued and outstanding at both June 30, 2010 and December 31, 2009	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2010 and December 31, 2009; 87,299 and 52,558 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9	5
Treasury stock, 19 shares	(97)	—
Additional paid-in capital	379,048	175,021
Accumulated other comprehensive income	(12,311)	1,263
Accumulated deficit	(109,149)	(101,460)

Total Alphatec stockholders’ equity	257,500	74,829
Non-controlling interest	493	—

Total stockholders’ equity	257,993	74,829

Total liabilities and stockholders’ equity	$374,692	$161,888

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$45,424	$29,401	$80,746	$57,255
Cost of revenues	16,222	9,451	27,970	18,283
Amortization of acquired intangible assets	369	—	369	—

Gross profit	28,833	19,950	52,407	38,972
Operating expenses:
Research and development	4,909	3,436	8,596	6,303
In-process research and development	92	4,493	542	5,783
Sales and marketing	17,115	12,272	30,519	24,530
General and administrative	8,007	5,457	13,567	11,321
Amortization of acquired intangible assets	469	—	469	—
Transaction related expenses	493	—	3,645	—
Restructuring expenses	805	—	1,687	—

Total operating expenses	31,890	25,658	59,025	47,937

Operating loss	(3,057)	(5,708)	(6,618)	(8,965)
Other income (expense):
Interest income	34	12	35	42
Interest expense	(1,444)	(913)	(2,305)	(1,825)
Other income (expense), net	1,101	163	992	(95)

Total other income (expense)	(309)	(738)	(1,278)	(1,878)

Loss from continuing operations before taxes	(3,366)	(6,446)	(7,896)	(10,843)
Income tax (benefit) provision	(265)	(4)	(129)	26

Loss from continuing operations	(3,101)	(6,442)	(7,767)	(10,869)
Income from discontinued operations, net of tax	122	139	78	183

Net loss before non-controlling interest	(2,979)	(6,303)	(7,689)	(10,686)
Net loss attributable to non-controlling interest	—	—	—	—

Net loss	$(2,979)	$(6,303)	$(7,689)	$(10,686)

Net income (loss) per common share:
Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.13)	$(0.11)	$(0.23)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.11)	$(0.23)

Weighted-average shares used in computing net income (loss) per share:
Basic and diluted	84,675	47,157	69,500	46,832

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(7,689)	$(10,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,837	5,498
Stock-based compensation	1,753	1,465
Interest expense related to amortization of debt discount and debt issuance costs	444	297
In-process research and development paid in stock	—	3,013
Provision for (recoveries from) doubtful accounts	731	(25)
Provision for excess and obsolete inventory	1,043	506
Gain on sale of property and equipment	—	(20)
Gain on sale of IMC Co. (discontinued operations)	(188)	—
Deferred income taxes	(185)	82
Changes in operating assets and liabilities:
Accounts receivable	(275)	(5,268)
Inventories	(8,785)	(4,212)
Prepaid expenses and other current assets	(1,382)	49
Other assets	56	425
Accounts payable	(3,289)	287
Accrued expenses and other	(483)	3,648
Deferred revenues	(836)	1,007

Net cash used in operating activities	(11,248)	(3,934)
Investing activities:
Cash received in acquisition of Scient’x	1,589	—
Proceeds from sale of IMC Co. (discontinued operations)	329	—
Proceeds from sale of Noas investment	—	383
Purchases of property and equipment	(6,073)	(6,648)
Purchase of intangible asset	(500)	—

Net cash used in investing activities	(4,655)	(6,265)
Financing activities:
Exercise of stock options	194	—
Net proceeds from issuance of common stock	49,659	9,884
Borrowings under lines of credit	1,610	3,868
Repayments under lines of credit	(1,796)	(755)
Principal payments on capital lease obligations	(96)	(197)
Principal payments on notes payable	(4,792)	(893)

Net cash provided by financing activities	44,779	11,907

Effect of exchange rate changes on cash and cash equivalents	(553)	(292)

Net increase in cash and cash equivalents	28,323	1,416
Cash and cash equivalents at beginning of period	10,085	18,315

Cash and cash equivalents at end of period	$38,408	$19,731

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental cash flow information:
Cash paid for interest	$1,577	$1,182
Cash paid for income taxes	114	153
Purchases of property and equipment in accounts payable	7,254	3,135
Financing of software and support by software provider	872	—
Financing of insurance premiums by insurance provider	406	301
Issuance of common stock in acquisition of Scient’x	151,639	—
Non-cash exercise of warrants	540	—

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

On March 26, 2010, the Company completed its acquisition of Scient’x S.A. (“Scient’x”), a global medical device company based in France that designs, develops and manufactures surgical implants to treat disorders of the spine (See Note 3).

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. The results of operations for the six months ended June 30, 2010 do not include the results of Scient’x for the first quarter of 2010 as the Company determined that Scient’x’s results of operations for the five days from the acquisition date, March 26, 2010, to the fiscal quarter end were immaterial to the Company’s first quarter consolidated results. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. The results of operations and the gain on sale associated with this business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009. The effects of the discontinued operations were considered immaterial to the Company’s condensed consolidated balance sheet at December 31, 2009 (See Note 14).

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

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other future periods. The results of operations for 2010 include the results of operations of Scient’x commencing with the second quarter of 2010.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $38.4 million and available credit of $2.4 million at June 30, 2010 will be sufficient to fund its cash requirements through at least June 30, 2011.

On March 26, 2010, the Company completed its acquisition of Scient’x (See Note 3). Subsequent to the closing of the acquisition, the Company became responsible for managing the operations of the combined entities.

In conjunction with the closing of its acquisition of Scient’x, the Company amended its Loan and Security Agreement (the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) that it had entered into in December 2008 (See Note 7). In addition, Scient’x’s existing term loan facility with Oxford Finance Corporation was combined with the Company’s term loan facility. The covenant requirements have been revised under the amended Credit Facility and consist of a combined cash-flow covenant to maintain a minimum fixed charge coverage ratio on a consolidated basis. The minimum fixed charge coverage ratio increases from the second quarter 2010 to the third quarter 2010 and is consistent thereafter. There is also a requirement for the Company to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. The Company expects that it will be in compliance with its covenants throughout 2010, and was in compliance with such covenants as of June 30, 2010. In addition to the minimum fixed charge covenant described above, there are other clauses including subjective clauses that would allow the Lenders to declare the loan immediately due and payable (See Note 7). Upon the occurrence of an event of default under the Amended Credit Facility, the Lenders could elect to declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the Lenders were to accelerate the repayment of borrowings under the Amended Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Amended Credit Facility.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2010, as amended. These accounting policies have not significantly changed during the six months ended June 30, 2010.

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

3. Acquisition of Scient’x

On December 17, 2009, the Company entered into an acquisition agreement to acquire all of the shares of Scient’x, with Scient’x continuing after the acquisition as a wholly-owned subsidiary of the Company’s newly formed and wholly owned Dutch subsidiary. The acquisition, which closed on March 26, 2010, is accounted for under the acquisition method of accounting. The effective acquisition date for accounting purposes was the close of business on March 31, 2010, the end of Scient’x’s fiscal first quarter. The Company purchased Scient’x to acquire Scient’x’s product portfolio and technology, its international distribution network and existing customer base, and because of the increased scale of the combined entities.

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

As required by the acquisition agreement, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition (“Replacement Options”), and such optionees were given credit for the vesting of their Scient’x options up to the closing date. $1.0 million was included in the purchase price to represent the fair value of the Scient’x options attributable to pre-combination service and was estimated using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The assumptions used in estimating the fair value of the Replacement Options include expected volatility of 56.0%, expected term of 6.0 years, and a risk-free interest rate of 2.5%. The difference between the fair value of the replacement options and the amount included in consideration transferred is being recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period.

Based on the closing price of Alphatec’s common stock of $6.39 on March 26, 2010, the fair value of the Replacement Options, and the amount payable in exchange for reduction in shares, the preliminary estimated total purchase price was as follows (in thousands):

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

The following table summarizes the preliminary allocation of the purchase price (in thousands) for Scient’x and the estimated useful lives for the acquired intangible assets:

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$3,821
Acquired intangibles:
Core technology	10	3,632
Developed technology	8	9,552
In-process technology	Indefinite	1,749
Corporate trademarks	5	1,614
Key product trademarks	9	2,179
Customer-related intangible	15	16,009
Distribution network	10	1,614
Physician education programs	10	3,095
Goodwill		111,032

Total preliminary estimate purchase price allocation		$154,297

A preliminary estimate of $3.8 million has been allocated to Scient’x net tangible assets assumed and $39.4 million has been allocated to identifiable intangible assets acquired. A value of $111.0 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec acquired Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believes that significant cost reduction synergies may be realized when the integration of the acquired business is complete. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

Inventories were increased by Alphatec to their estimated fair value (“step up”), which represented an amount equivalent to estimated selling prices less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step up reverses in the next 14 months and is being included in the Company’s post-combination financial statements. The increase to inventory was offset by a decrease in estimated fair value of redundant inventory based on the highest and best use of a similar market participant.

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

The fair value of the non-controlling interest as of the acquisition date was $0.5 million. The fair value of the non-controlling interest was determined by reviewing the fair value of Scient’x’s Italian subsidiary’s net equity and multiplying such amount by 30%, which represents the ownership interest of the non-controlling party.

Scient’x is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operates. The Company has conducted a preliminary assessment of liabilities arising from these tax matters in each of such jurisdictions, and has recognized provisional amounts in its initial accounting for the acquisition of Scient’x for the identified liabilities. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed as the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional tax amounts initially recognized.

The changes in the carrying amount of goodwill for the three months ended June 30, 2010 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Purchase price adjustments to net tangible assets	(1,492)
Effect of foreign exchange rate on goodwill	(9,066)

Balance at June 30, 2010	$101,966

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$45,424	$41,425	$92,081	$80,265
Loss from operations	(1,759)	(9,244)	(2,442)	(16,116)
Net loss	(1,681)	(9,841)	(2,839)	(16,623)
Net loss per share, basic and diluted	$(0.02)	$(0.14)	$(0.04)	$(0.24)

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

For the three and six months ended June 30, 2010, the Company incurred transaction costs related to the acquisition of Scient’x of $0.5 million and $3.6 million, respectively. These costs were expensed as incurred.

For the three and six months ended June 30, 2010, the Company incurred restructuring charges related to the acquisition of $0.8 million and $1.7 million, respectively. These costs consist of severance payments and severance-related benefits associated with the termination of certain Scient’x employees based in the United States, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements. The restructuring expenses are due to the consolidation of Scient’x’s U.S. business into the Company’s operations in Carlsbad, California.

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that Alphatec cannot reasonably estimate at this time.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable	$38,104	$25,084
Allowance for doubtful accounts	(951)	(318)

Accounts receivables, net	$37,153	$24,766

Inventories

Inventories consist of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,852	$—	$4,852	$2,866	$—	$2,866
Work-in-process	3,081	—	3,081	1,644	—	1,644
Finished goods	56,945	(14,965)	41,980	33,650	(8,645)	25,005

Inventories, net	$64,878	$(14,965)	$49,913	$38,160	$(8,645)	$29,515

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2010	December 31, 2009
Surgical instruments	4	$49,441	$35,286
Machinery and equipment	7	10,422	9,684
Computer equipment	5	2,610	2,575
Office furniture and equipment	5	3,533	3,128
Leasehold improvements	various	3,336	3,355
Building	39	207	201
Land	n/a	15	15
Construction in progress	n/a	1,182	368

		70,746	54,612
Less accumulated depreciation and amortization		(30,143)	(24,256)

Property and equipment, net		$40,603	$30,356

Total depreciation expense was $3.2 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively and $5.9 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively.

The Company has assets under capital leases of $3.3 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively. Accumulated depreciation on these assets totaled $2.7 million and $2.5 million at June 30, 2010 and December 31, 2009, respectively. Depreciation expense for these capital leases included in total depreciation expense above was $0.1 million for both the three months ended June 30, 2010 and 2009 and $0.2 million for both the six months ended June 30, 2010 and 2009, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2010	December 31, 2009
Developed product technology	5-8	$22,457	$13,700
Distribution rights	3	2,466	3,737
Intellectual property	5	1,004	1,004
License agreements	1-7	850	350
Core technology	10	3,330	—
In-process technology	Indefinite	1,603	—
Trademarks and trade names	5-9	3,530	—
Customer-related	15	14,675	—
Distribution network	10	1,480	—
Physician education programs	10	2,836	—
Supply agreement	10	225	225

		54,456	19,016
Less accumulated amortization		(17,411)	(16,720)

Intangible assets, net		$37,045	$2,296

Total amortization expense was $1.0 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively and $2.0 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

The future expected amortization expense related to intangible assets as of June 30, 2010 is as follows (in thousands):

Year Ending December 31,
Remainder of 2010	$1,851
2011	3,643
2012	3,643
2013	3,598
2014	3,495
Thereafter	19,212

Total future expected amortization expense	35,442
Add: In-process technology	1,603

Total	$37,045

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Legal	$279	$273
Accounting	680	452
Restructuring	919	—
Customer credit	926	12
Deferred rent	2,159	2,277
Royalties	2,842	2,615
Commissions	3,286	3,072
Payroll and related	5,223	4,185
Other	5,150	3,553

Total accrued expenses	$21,464	$16,439

Deferred Revenues

During the three months ended June 30, 2010 and 2009, the Company shipped $1.4 million and $1.2 million, respectively, of products to European distributors in which the terms of such sales included extended payment terms. During the six months ended June 30, 2010 and 2009, the Company shipped $3.4 million and $2.1 million, respectively, of products with such terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms, and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of June 30, 2010 and December 31, 2009 was $0.7 million and $1.3 million, respectively.

During the three months ended June 30, 2010 and 2009, the Company shipped $0.6 million and $0.2 million, respectively, of products to U.S. distributors that did not have extensive credit histories. During the six months ended June 30, 2010 and 2009, the Company shipped $0.8 million and $1.2 million, respectively, of products to such distributors. As a result of a lack of extensive credit history, revenues for purchases by these distributors have been deferred until cash is received. The balance in deferred revenue relating to these distributors as of June 30, 2010 and December 31, 2009 was $0.6 million and $0.8 million, respectively.

5. Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss, as reported	$(2,979)	$(6,303)	$(7,689)	$(10,686)
Foreign currency translation adjustment	(13,403)	67	(13,574)	(372)

Comprehensive loss	$(16,382)	$(6,236)	$(21,263)	$(11,058)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s local currency (the Euro) and the U.S. dollar. During 2010, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro decreased approximately 9% relative to the U.S. dollar during the second quarter of 2010. During the six months ended June 30, 2010, the Euro’s value declined approximately 14% relative to the U.S. dollar.

6. License and Developmental Consulting Agreements

OsseoFix Spinal Fracture Reduction System License Agreement

On April 16, 2009, the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonable efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms of the license agreement were not changed in the License Amendment.

Expandable VBR License and Consulting Agreement

On April 15, 2009, the Company and Stout amended and restated the license agreement that the parties had entered into in March 2008 (the “Amended and Restated License Agreement”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. The effective date of the Amended and Restated License Agreement is March 31, 2009. Under the Amended and Restated License Agreement, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the Amended and Restated License Agreement was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2010. Pursuant to the Amended and Restated

License Agreement, if the Company is required to initiate a clinical trial to obtain clearance from the FDA for a licensed product, the minimum royalty obligation is suspended until such licensed product obtains regulatory approval. In addition, under the terms of the Amended and Restated License Agreement, Stout has the ability to terminate the Amended and Restated License Agreement if the Company has not filed for regulatory approval to market and sell a licensed product within an allotted time period; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination would be null and void. Pursuant to the Amended and Restated License Agreement, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms of the original license agreement were not changed in the Amended and Restated License Agreement.

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such fees. Pursuant to the Amended and Restated Consulting Agreement, Stout returned such $0.4 million to the Company in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms of the original consulting agreement were not changed. As the total cash consideration has been reduced to $0.2 million, the Company is recording the remaining amount that had not yet been expensed over the expected development period.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in 2009. The Company recorded a charge for in process research and development expense (“IPR&D”) of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D since the final prototype of the device had not been established and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and the Company’s common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch. During the second quarter of 2009, the Company successfully completed one of its development milestones and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009, was 567,821.

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

Supply Agreement with ETEX Corporation

In October 2009, Alphatec Spine entered into a supply and distribution agreement (the “ETEX Agreement”) with ETEX Corporation (“ETEX”), that provides Alphatec Spine with the rights to market and sell ETEX’s EquivaBone and CarriGen products in the U.S and Europe, excluding Spain, under either ETEX’s trademarks or Alphatec Spine’s private label. The financial terms of the ETEX Agreement include: (i) minimum purchase commitments during the first, second and third year following execution of the agreement of $2.3 million, $3.4 million and $4.5 million, respectively.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the first quarter of 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment.

Asset Purchase Agreement with AlpineSpine, LLC

In April 2010, the Company entered into an Asset Purchase Agreement with AlpineSpine, LLC (the “AlpineSpine Agreement”) to purchase an anterior cervical plate system, including all of the related intellectual property and inventory. The financial terms of the AlpineSpine Agreement include: (i) a payment of $500,000 in exchange for the assets received in April 2010 related to the anterior cervical plate system; (ii) a milestone payment after full market launch; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the three months ended June 30, 2010, the Company recorded an intangible asset of $0.5 million for the assets received as this product is cleared for sale in the U.S. and technological feasibility is considered to have been achieved. The Company is amortizing this asset over five years, the estimated life of the product.

7. Debt

Loan and Security Agreement

In December 2008, the Company entered into the Credit Facility with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, the Company is required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million is due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

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

Alphatec’s term loan interest rate was amended to a fixed rate of 12.0%. Alphatec is required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of Alphatec’s term loan as of June 30, 2010 was $11.1 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Amended Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in June 2012. In connection with the Amended Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through June 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Amended Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Amended Credit Facility. The balance of Scient’x’s term loan as of June 30, 2010 was $6.2 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of June 30, 2010, the Company has $2.4 million remaining available to be drawn under the working capital line of credit based on its eligible borrowing base.

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

Commencing in the second quarter of 2010, the Company (including Scient’x) is also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. The Company is also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. As of June 30, 2010, the Company was in compliance with the financial covenants set forth in the Amended Credit Facility.

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

During the three and six months ended June 30, 2010, the Company repaid $1.5 million and $1.8 million, respectively, and drew an additional $1.2 million and $1.6 million, respectively, on the working capital line of credit. The balance of the line of credit as of June 30, 2010 was $14.5 million. The balance of the combined term loans was $17.3 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.5 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense for the term loans and working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.9 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of June 30, 2010, the balance of the notes and the bond totaled $0.6 million.

The Company and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of June 30, 2010, the balance of these capital leases totaled $0.4 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of June 30, 2010 was $0.1 million.

During the three months ended June 30, 2010, the Company executed a financing agreement totaling $0.5 million for the payment of premiums on various insurance policies. The financing arrangement bears interest at a rate of 3.75% and is payable through March 2011. The balance of such financing agreement as of June 30, 2010 totaled $0.4 million.

In February 2010, the Company executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has a maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of June 30, 2010 was $0.7 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of June 30, 2010 was $0.1 million.

Principal payments on debt are as follows as of June 30, 2010 (in thousands):

Year Ending December 31,
Remainder of 2010	$4,981
2011	10,192
2012	20,349
2013	51
2014	4
Thereafter	—

Total	35,577
Less: finance charge being accrued to interest expense through April 2012, and debt discount	(1,818)
Add: capital lease principal payments	430

Total	34,189
Less: current portion of long-term debt	(10,024)

Long-term debt, net of current portion	$24,165

8. Commitments and Contingencies

Leases

The Company and Scient’x lease certain equipment under capital leases which expire on various dates through 2013. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2010	$1,796	$80
2011	3,252	159
2012	2,701	157
2013	2,598	56
2014	2,173	—
Thereafter	3,492	—

	$16,012	452

Less: amount representing interest		(22)

Present value of minimum lease payments		430
Current portion of capital leases		(153)

Capital leases, less current portion		$277

Rent expense under operating leases for the three months ended June 30, 2010 and 2009 was $0.9 million and $0.4 million, respectively. Rent expense under operating leases for the six months ended June 30, 2010 and 2009 was $1.5 million and $1.2 million, respectively.

Litigation

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”) alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While the Company denied the allegations in its answer to the complaint and believes that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2002, Eurosurgical (“Eurosurgical”), a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company (“Orthotec”). In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS (“Surgiview”) in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in June 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in California state court and federal court in New York. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec has appealed such ruling. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec has appealed this ruling. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”) entered into a distribution agreement with DAK Surgical, Inc., an independent distributor (“DAK Surgical”), for the distribution of Scient’x’s products in certain defined sales areas. In September 2007, shortly after the termination of its distribution contract, DAK Surgical filed a lawsuit against Scient’x USA in which it alleges, among other things, that it is entitled to a change of control payment pursuant to the terminated distribution contract. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK Surgical could have a significant adverse effect on the Company’s financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (“the FCA”) that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. The relators in the complaint were the principals of the plaintiff in the DAK Surgical matter discussed above. Under the FCA, the United States Department of Justice, Civil Division (“the DOJ”) had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither Scient’x USA nor the Company has been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x USA’s business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(3,101)	$(6,442)	$(7,767)	$(10,869)
Income from discontinued operations, net of tax	122	139	78	183

Net loss	$(2,979)	$(6,303)	$(7,689)	$(10,686)

Denominator:
Weighted average common shares outstanding	85,157	47,981	70,029	47,710
Weighted average unvested common shares subject to repurchase	(482)	(824)	(529)	(878)

Weighted average common shares outstanding - basic	84,675	47,157	69,500	46,832
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	84,675	47,157	69,500	46,832

Net income (loss) per common share:
Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.13)	$(0.11)	$(0.23)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.11)	$(0.23)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	2,150	2,202	1,962	2,249
Warrants to purchase common stock	—	476	—	476
Unvested restricted share awards	482	926	529	980

Total	2,632	3,604	2,491	3,705

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010	2009
Employee Stock Options
Risk-free interest rate	2.60%	2.00%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.0	6.2
Volatility	56%	58%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$66	$51	$123	$103
Research and development	(18)	265	331	329
Sales and marketing	291	177	490	348
General and administrative	433	338	809	685

Total	$772	$831	$1,753	$1,465

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	2,957	$3.94	8.28	$4,120
Granted year to date	950	$6.22	—	—
Exercised year to date	(75)	$4.57	—	—
Forfeited year to date	(176)	$5.63	—	—

Outstanding at June 30, 2010	3,656	$4.44	8.33	$2,280

Options vested and expected to vest at June 30, 2010	3,049	$4.48	8.32	$1,860

Options vested and exercisable at June 30, 2010	1,156	$4.38	7.72	$781

In connection with the acquisition of Scient’x, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition, and such optionees were given credit for the vesting of their Scient’x options up to the closing date. The Company calculated the fair value of the Scient’x options attributable to pre-combination service using the Black-Scholes option pricing model with market assumptions. The fair value of the replacement options that was associated with pre-combination service was included in consideration transferred in the acquisition. The difference between the fair value of the replacement options and the amount included in consideration transferred is being recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period. The Company granted 754,838 options, with an exercise price of $6.39, to purchase shares of Alphatec common stock to Scient’x optionees.

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2010 was $5.54 and $6.22, respectively. The aggregate intrinsic value of options at June 30, 2010 is based on the Company’s closing stock price on that date of $4.64 per share.

As of June 30, 2010, there was $4.7 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.4 years. The total intrinsic value of options exercised for both the three and six months ended June 30, 2010 was $0.3 million. There were no option exercises during the three and six months ended June 30, 2009.

In January 2010, the Company’s Board of Directors agreed to increase the number of shares reserved for issuance under the 2005 Plan by 1,000,000 shares. At June 30, 2010, approximately 1,763,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	520	$5.90	1.29	$3,068
Awarded year to date	10	$6.68
Released year to date	(154)	$5.67
Forfeited year to date	(1)	$7.58

Outstanding at June 30, 2010	375	$6.01	0.96	$2,251

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the three months ended June 30, 2010 was $6.68. There were no restricted awards granted during the three months ended June 30, 2009.

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

Treasury Stock

On August 31, 2009, pursuant to a settlement agreement with the claimants in a lawsuit filed against the Company, the Company issued 114,766 shares of its common stock, valued at a price per share of $4.35, to the claimants. The resale of such shares was not covered by a registration statement. As required by the settlement agreement, six months after the issuance, the value of such stock ($0.5 million) was measured against the then-current value of the Company’s common stock on such date. The Company performed the measurement calculation on February 28, 2010 using a per share price of the Company’s common stock of $5.20, which resulted in the forfeiture of 18,612 shares by the claimants. The Company recorded the fair value of the forfeited shares of $0.1 million as treasury stock. The Company also reviews the fair value of the $0.5 million equity issuance on a quarterly basis to determine if additional accounting is warranted based on a fluctuation in the Company’s stock price. As of June 30, 2010, the Company recorded a fair value adjustment of $0.2 million to decrease litigation expense.

Public Offering of Common Stock

In April 2010, the Company completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of its common stock (the “Offering”). The shares were sold at an offering price of $5.00 per share, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by the Company and 9,200,000 were sold by HealthpointCapital Partners, L.P (the “Selling Stockholder”). The Offering closed on April 21, 2010. The net proceeds to the Company were approximately $43.1 million after deducting underwriting discounts and commissions and expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of common stock by the Selling Stockholder.

The Offering was made pursuant to a prospectus supplement dated April 16, 2010 and the Company’s existing shelf registration statement on Form S-3, which was initially filed with the SEC on February 12, 2010 and declared effective by the SEC on April 9, 2010.

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

Filing of Registration Statement

On February 12, 2010, the Company filed a registration statement on Form S-3 with the SEC pursuant to which the Company may offer and sell common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. In addition, under such registration statement, HealthpointCapital has registered for resale up to an aggregate of 20,031,646 shares of the Company’s common stock. The registration statement was declared effective by the SEC on April 9, 2010.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased $0.1 million during the three months ended June 30, 2010. The decrease in unrecognized tax benefits during the three months ended June 30, 2010 was primarily related to foreign currency changes related to the uncertain tax positions of the acquired Scient’x operations. The unrecognized tax benefits at June 30, 2010 were $3.2 million. It is reasonably possible that $0.3 million of the Company’s unrecognized tax benefits could be recognized within the next 12 months.

The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

12. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three and six months ended June 30, 2010 the Company operated in four geographic locations, the U.S., Asia, Europe and Rest of World which consists of locations outside of the U.S., Europe and Asia. The Company commenced sales in such Rest of World locations in the second quarter of 2010. During the three and six months ended June 30, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. Revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$29,317	$26,378	$57,753	$50,191
Europe	8,874	412	12,773	1,379
Asia	5,258	2,611	8,245	5,685
Rest of world	1,975	—	1,975	—

Total consolidated revenues	$45,424	$29,401	$80,746	$57,255

Total assets by region were as follows (in thousands):

	June 30, 2010	December 31, 2009
United States	$219,182	$148,735
Europe	144,393	71
Asia	11,117	13,082
Rest of world	—	—

Total consolidated assets	$374,692	$161,888

13. Related Party Transactions

In connection with the acquisition of Scient’x and pursuant to the terms of the share purchase agreement, the consideration paid for 100% of the shares of Scient’x was fixed at 24,000,000 shares of the Company’s common stock, reduced by a certain number of shares calculated at the closing in exchange for the payment of certain fees and expenses incurred by HealthpointCapital. The aggregate purchase price paid to acquire 100% of the shares of Scient’x was 23,730,644 shares of the Company’s common stock. The Company paid fees and expenses incurred by HealthpointCapital of $1.6 million. HealthpointCapital and its affiliates held approximately 94.8% of the issued and outstanding shares of Scient’x prior to the acquisition. HealthpointCapital received shares of the Company’s common stock in connection with the acquisition proportional to its ownership interest in Scient’x.

For the six months ended June 30, 2010 and 2009, the Company incurred costs of $0 and $0.1 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and Healthpoint Capital Partners II, L.P., which are the Company’s principal stockholders. For the three months ended June 30, 2010 and 2009, the Company did not incur any such costs.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended June 30, 2010 and 2009, the Company incurred costs of $60,000 in each period for advisory services provided by Dr. Hochschuler. For the six months ended June 30, 2010 and 2009, the Company incurred costs of $120,000 in each period, for advisory services provided by Dr. Hochschuler.

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

14. Discontinued Operations and Consolidation of Scient’x U.S. Operations

Discontinued Operations

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay $0.5 million. The purchaser will pay the Company in installments, of which $0.3 million was paid during the second quarter of 2010, and the remaining $0.2 million will be paid thereafter in three annual installments. A gain of $0.2 million was recorded on the sale of IMC Co. by the Company during the three months ended June 30, 2010.

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$2,862	$3,109	$5,618

Income from operations before income taxes	$188	$259	$120	$389
Income tax provision	66	120	42	206

Income from discontinued operations, net of tax	$122	$139	$78	$183

Summarized unaudited quarterly financial information of IMC Co. is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009
	1st Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$3,109	$2,756	$2,862	$2,574	$3,346
Gross profit	2,719	758	901	736	735
Total operating expenses	461	626	644	564	667

Income (loss) from operations before income taxes	68	130	259	174	(230)
Income tax provision	24	87	120	92	83

Income (loss) from discontinued operations, net of tax	$44	$44	$139	$82	$(313)

Consolidation of Scient’x’s U.S. Operations

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s U.S. operations, close the U.S. facility and move its U.S. operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. All of the Scient’x U.S. employees were notified of the closure of the Scient’x U.S. operations and provided documentation related to their employment, resulting in a reduction in workforce. The Company accrued $0.9 million in restructuring costs relating to a reduction in workforce in March 2010. The Company incurred approximately $0.3 million of expenses related to the consolidation of Scient’x’s U.S. operations during the three months ended June 30, 2010.

The changes in the restructuring liability for the three months ended June 30, 2010 are as follows (in thousands):

Restructuring liability as of March 31, 2010	$882
Rent, relocation and other expenses incurred	322
Less: payments made during the three months ended June 30, 2010	(285)

Balance at June 30, 2010	$919

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that address the cervical, thoracolumbar and intervertebral regions of the spine and cover a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. On March 26, 2010, we completed the acquisition of Scient’x S.A., or Scient’x, a global medical device company based in France that designs, develops and manufactures surgical implants to treat disorders of the spine. Scient’x distributes products through its direct sales force in France, Italy and the U.K. and distributes products through independent distributors in more than 45 additional countries. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $8.5 billion in revenue in 2009 and is expected to grow between 10%-12% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. To further differentiate our solutions, we have incorporated minimally invasive access techniques, and biologic solutions into our portfolio to improve patient outcomes. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. Our goal is to be the leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

In connection with our acquisition of Scient’x, the consideration paid was fixed at 24,000,000 shares of our common stock, reduced by a certain number of shares calculated at the closing in exchange for the payment of certain fees and expenses incurred by HealthPointCapital Partners, L.P. and HealthPointCapital Partners II, L.P., collectively referred to herein as HealthPointCapital, our and Scient’x’s principal stockholders. The aggregate purchase price paid to acquire 100% of the shares of Scient’x was 23,730,644 shares of our common stock. We paid fees and expenses incurred by HealthpointCapital of $1.6 million. HealthpointCapital and its affiliates held approximately 94.8% of the issued and outstanding shares of Scient’x prior to the acquisition. HealthpointCapital received shares of our common stock in connection with the acquisition proportional to its ownership interest in Scient’x.

In April 2010, we completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of our common stock, par value $0.0001 per share, or, the Offering. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by us and 9,200,000 were sold by HealthpointCapital Partners, L.P. See “Liquidity and Capital Resources” below.

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through June 30, 2010, Alphatec Spine has licensed or acquired approximately 71 patent and patent applications from third parties. In connection with the Scient’x acquisition, we have added an additional 231 patents and patent applications to our intellectual property portfolio. A discussion of our material license agreements may be found in “Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2009, as amended, as well as in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three and six months ended June 30, 2010 and 2009, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

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

Transaction-related expense. Transaction related expense consists of legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expense. Restructuring expense consists of costs associated with exit or disposal activities related to the acquisition of Scient’x.

Total other income (expense), net. Total other income (expense), net includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2010 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future. The results of operations for the six months ended June 30, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. In addition, previously reported information for the three and six months ended June 30, 2009 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co., a subsidiary of Alphatec Pacific, Inc. (See Note 14 to the condensed consolidated financial statements).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.7	32.1	34.6	31.9
Amortization of acquired intangible assets	0.8	—	0.5	—

Gross profit	63.5	67.9	64.9	68.1
Operating expenses:
Research and development	10.8	11.7	10.6	11.0
In-process research and development	0.2	15.3	0.7	10.1
Sales and marketing	37.7	41.7	37.8	42.9
General and administrative	17.6	18.6	16.8	19.8
Amortization of acquired intangible assets	1.0	—	0.6	—
Transaction related expenses	1.1	—	4.5	—
Restructuring expenses	1.8	—	2.1	—

Total operating expenses	70.2	87.3	73.1	83.8

Operating loss	(6.7)	(19.4)	(8.2)	(15.7)

Other income (expense):
Interest income	0.1	—	—	0.1
Interest expense	(3.2)	(3.1)	(2.8)	(3.1)
Other income (expense), net	2.4	0.6	1.2	(0.2)

Total other income (expense)	(0.7)	(2.5)	(1.6)	(3.2)

Loss before taxes	(7.4)	(21.9)	(9.8)	(18.9)
Income tax (benefit) provision	(0.6)	(0.0)	(0.2)	0.0

Loss from continuing operations	(6.8)	(21.9)	(9.6)	(18.9)
Income from discontinued operations	0.2	0.5	0.1	0.2

Net loss before non-controlling interest	(6.6)	(21.4)	(9.5)%	(18.7)%
Net loss attributable to non-controlling interest	—	—	—	—

Net loss	(6.6)%	(21.4)%	(9.5)%	(18.7)%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues. Revenues were $45.4 million for the three months ended June 30, 2010 compared to $29.4 million for the three months ended June 30, 2009, representing an increase of $16.0 million, or 54.5%. The increase of $16.0 million is comprised of $9.7 million of sales from our new Scient’x products, $4.3 million from sales in the Alphatec Europe sales channels, $1.0 million in the Alphatec U.S. sales channels and $1.0 million from sales in the Alphatec Asia sales channels.

U.S. revenues were $29.3 million for the three months ended June 30, 2010 compared to $26.4 million for the three months ended June 30, 2009, representing an increase of $2.9 million, or 11.1%. The increase was primarily due to increased sales of our new Scient’x products in the U.S. ($1.9 million) and increases in our Illico and Biologics product lines, partially offset by decreases in our Novel, Trestle and Zodiac product lines.

Europe revenues were $8.9 million for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009, representing an increase of $8.5 million. The increase was primarily due to the addition of our new Scient’x products ($4.2 million), increased sales in the Alphatec sales channels ($4.9 million) due to increased volume in our Zodiac, Illico and OsseoFix product lines, partially offset by an unfavorable effect of foreign currency exchange rates ($0.6 million).

Asia revenues were $5.2 million for the three months ended June 30, 2010 compared to $2.6 million for the three months ended June 30, 2009, representing an increase of $2.6 million, or 101.4%. The increase was primarily due to the addition of our new Scient’x products ($1.6 million), increased volume in the Alphatec sales channels, ($0.8 million), and the favorable effect of foreign currency exchange rates ($0.2 million).

Rest of World revenues (revenues derived from locations other than the U.S., Asia or Europe) were $2.0 million for the three months ended June 30, 2010 compared to none in the three months ended June 30, 2009. This revenue was related to the addition of our new Scient’x products being sold in Latin America and the Middle East.

Cost of revenues. Cost of revenues was $16.2 million for the three months ended June 30, 2010 compared to $9.5 million for the three months ended June 30, 2009, representing an increase of $6.7 million, or 71.6%. The increase was primarily due to $5.3 million in product costs associated with the increased sales volume and addition of Scient’x products, increased instrument depreciation costs of $0.8 million based on a larger installed surgical instruments asset base, sales milestone accruals of $0.7 million, and inventory step-up expenses of $0.4 million related to the Scient’x acquisition, offset by a decrease of $0.5 million in amortization costs due to the full amortization of older intangible assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended June 30, 2010 compared to none for the three months ended June 30, 2009. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $28.8 million for the three months ended June 30, 2010 compared to $19.9 million for the three months ended June 30, 2009, representing an increase of $8.9 million, or 44.5%. The increase of $8.9 million is comprised of $5.5 million of gross profit from our new Scient’x products, $1.5 million from gross profit in the Alphatec Europe sales channels, $1.3 million from gross profit in the Alphatec U.S. sales channels and $0.6 million from gross profit in the Alphatec Asia sales channels. Gross margin of 63.5% of revenues for the three months ended June 30, 2010 decreased 4.4 percentage points from the three months ended June 30, 2009 of 67.9%.

Gross profit in the U.S. was 71.4% for the three months ended June 30, 2010 compared to 69.4% for the three months ended June 30, 2009. The increase of 2.0 percentage points was primarily due to improved manufacturing efficiencies and favorable product mix, partially offset by modest price erosion (3.9 percentage points), lower amortization expenses (2.1 percentage points), reduced royalty expenses (0.9 percentage points), and lower period expenses (0.9 percentage points), offset by increased instrument depreciation expense (2.4 percentage points), increased sales milestone accruals (2.2 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (1.2 percentage points).

Gross profit in Europe was 42.1% for the three months ended June 30, 2010 compared to 39.1% for the three months ended June 30, 2009. The increase of 3.0 percentage points was primarily due to favorable product mix with broader product offerings to our expanding distribution network and the addition of our new Scient’x products. Gross profit in Europe for the three months ended June 30, 2010 includes $0.4 million of costs related to the step-up of inventory and $0.4 million for amortization of acquired intangibles. Without these acquisition-related expenses, gross profit in Europe would have been 50.9%.

Gross profit in Asia was 57.1% for the three months ended June 30, 2010 compared to 57.0% for the three months ended June 30, 2009. Gross profit in Asia was consistent in both periods.

Gross profit in Rest of World was 58.7% for the three months ended June 30, 2010 compared to 0.0% for the three months ended June 30, 2009. The Company began selling in Rest of World with its acquisition of Scient’x effective for the three months ended June 30, 2010.

Research and development. Research and development expense was $4.9 million for the three months ended June 30, 2010 compared to $3.4 million for the three months ended June 30, 2009, representing an increase of $1.5 million, or 42.9%. The increase was primarily related to increased European research and development activities ($0.7 million) and increased testing for new products, specifically, Solus, ELA Stem Cells and other prototype costs ($0.8 million).

In-process research and development. In-process research and development expense was $0.1 million for the three months ended June 30, 2010 compared to $4.5 million for the three months ended June 30, 2009. In the three months ended June 30, 2010, we incurred expenses of $0.1 million related to our acquisition of technology related to an anterior cervical plate system. In the three months ended June 30, 2009, we incurred expenses of $3.6 million related to a milestone achieved in connection with successfully meeting a development milestone involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash) and $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device.

Sales and marketing. Sales and marketing expense was $17.1 million for the three months ended June 30, 2010 compared to $12.3 million for the three months ended June 30, 2009, representing an increase of $4.8 million, or 39.5%. The increase was primarily related to expenses related to increased European sales and marketing activities ($3.0 million), increases in expenses in the Alphatec Asian subsidiary ($0.2 million) and higher U.S. commission expense of $0.7 million due to the higher U.S. sales volume and increased marketing and medical education expenses ($0.9 million).

General and administrative. General and administrative expense was $8.0 million for the three months ended June 30, 2010 compared to $5.5 million for the three months ended June 30, 2009, representing an increase of $2.5 million, or 46.7%. The increase was primarily related to increased European general and administrative activities ($1.3 million), increases in expenses in the Alphatec Asian subsidiary ($0.2 million) and increases in U.S. general and administrative expenses of $1.0 million primarily related to increased regulatory, integration costs and other administrative costs, partially offset by a decrease in legal and litigation expenses.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended June 30, 2010 compared to none for the three months ended June 30, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0.5 million for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009, representing an increase of $0.5 million, or 100%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $0.8 million for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009, representing an increase of $0.8 million, or 100%. The restructuring expenses were due to expenses incurred in connection with the consolidation of Scient’x’s U.S. operations, as well as the cost of exiting two terminated European distributor agreements.

Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009, representing an increase of $0.5 million, or 58.2%. Interest expense in both periods consisted primarily of interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation.

Other income (expense), net. Other income (expense), net was $1.1 million for the three months ended June 30, 2010 compared to $0.2 million for the three months ended June 30, 2009, representing an increase in income of $0.9 million. The increase was due to greater foreign currency exchange gains realized in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Income tax. Income tax was a benefit of $0.3 million for the three months ended June 30, 2010. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues. Revenues were $80.7 million for the six months ended June 30, 2010 compared to $57.2 million for the six months ended June 30, 2009, representing an increase of $23.5 million, or 41.0%. The increase of $23.5 million is comprised of $9.7 million of sales from our new Scient’x products, $7.2 million from sales in the Alphatec Europe sales channels, $5.7 million in the Alphatec U.S. sales channels and $0.9 million from sales in the Alphatec Asia sales channels.

U.S. revenues were $57.7 million for the six months ended June 30, 2010 compared to $50.1 million for the six months ended June 30, 2009, representing an increase of $7.6 million, or 15.1%. The increase was primarily due to increased sales of our new Scient’x products in the U.S. ($1.9 million) and increases in our Illico, Zodiac, Novel, Trestle and Biologics product lines, partially offset by decreases in our Core and Solanas product lines.

Europe revenues were $12.8 million for the six months ended June 30, 2010 compared to $1.4 million for the six months ended June 30, 2009, representing an increase of $11.4 million, or 826.3%. The increase was primarily due to the addition of our new Scient’x products ($4.2 million), and increased sales in the Alphatec sales channels ($7.4 million) due to increased volume in our Zodiac, Illico and OsseoFix product lines, partially offset by an unfavorable effect of foreign currency exchange rates ($0.2 million).

Asia revenues were $8.2 million for the six months ended June 30, 2010 compared to $5.7 million for the six months ended June 30, 2009, representing an increase of $2.5 million, or 45.0%. The increase was primarily due to the addition of our new Scient’x products ($1.6 million), increased volume in the Alphatec sales channels, ($0.6 million), and the favorable effect of foreign currency exchange rates ($0.3 million).

Rest of World revenues were $2.0 million for the six months ended June 30, 2010 compared to none in the six months ended June 30, 2009. This revenue was related to the addition of our new Scient’x products being sold in Latin America and the Middle East.

Cost of revenues. Cost of revenues was $28.0 million for the six months ended June 30, 2010 compared to $18.3 million for the six months ended June 30, 2009, representing an increase of $9.7 million, or 53.0%. The increase was primarily due to $7.2 million in product costs associated with the increased sales volume and addition of Scient’x products, increased instrument depreciation costs of $1.5 million based on a larger installed surgical instruments asset base, sales milestone accruals of $0.7 million, inventory step-up expenses of $0.4 million related to the Scient’x acquisition, and increased royalty expenses of $0.3 million, offset by a decrease of $0.4 million in amortization costs due to the full amortization of older intangible assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the six months ended June 30, 2010 compared to none for the six months ended June 30, 2009. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $52.4 million for the six months ended June 30, 2010 compared to $39.0 million for the six months ended June 30, 2009, representing an increase of $13.4 million, or 34.5%. Gross margin of 64.9% of revenues for the six months ended June 30, 2010 decreased 3.2 percentage points from the six months ended June 30, 2009 of 68.1%. The increase of $13.4 million is comprised of $5.5 million of gross profit from our new Scient’x products, $3.1 million from gross profit in the Alphatec Europe sales channels, $4.3 million from gross profit in the Alphatec U.S. sales channels and $0.6 million from gross profit in the Alphatec Asia sales channels.

Gross profit in the U.S. was 70.6% for the six months ended June 30, 2010 compared to 70.1% for the six months ended June 30, 2009. The increase of 0.5 percentage points was primarily due to improved manufacturing efficiencies and favorable mix, partially offset by modest price erosion (1.6 percentage points), reduced royalty expenses (1.2 percentage points), lower amortization expenses (1.1 percentage points) and lower period expenses (0.9 percentage points), offset by increased instrument depreciation expense (2.1 percentage points), increased sales milestone accruals (1.1 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (1.1 percentage points).

Gross profit in Europe was 44.5% for the six months ended June 30, 2010 compared to 40.1% for the six months ended June 30, 2009. The increase of 4.4 percentage points was primarily due to favorable product mix with broader product offerings to our expanding distribution network and the addition of our new Scient’x products. Gross profit in Europe for the six months ended June 30, 2010 includes $0.4 million of costs related to the step-up of inventory and $0.4 million for amortization of acquired intangibles. Without these acquisition-related expenses, gross profit in Europe would have been 50.6%.

Gross profit in Asia was 57.8% for the six months ended June 30, 2010 compared to 57.3% for the six months ended June 30, 2009. Gross profit in Asia was consistent in both periods.

Gross profit in Rest of World was 58.7% for the six months ended June 30, 2010 compared to 0.0% for the six months ended June 30, 2009. The Company began selling in Rest of World with its acquisition of Scient’x effective for the six months ended June 30, 2010.

Research and development. Research and development expense was $8.6 million for the six months ended June 30, 2010 compared to $6.3 million for the six months ended June 30, 2009, representing an increase of $2.3 million, or 36.4%. The increase was primarily related to increased European research and development activities ($0.7 million), and increased testing for new products, specifically, Solus, ELA Stem Cells and prototypes ($1.6 million).

In-process research and development. In-process research and development expense was $0.6 million for the six months ended June 30, 2010 compared to $5.8 million for the six months ended June 30, 2009. In the six months ended June 30, 2010, we incurred expenses of $0.5 million related to our acquisition of technology related to stem cells and $0.1 million related to our acquisition of technology related to an anterior cervical plate system. In the six months ended June 30, 2009, we incurred expenses of $3.6 million related to a development milestone that was achieved in connection with our intellectual property involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to a stand-alone interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.3 million combined for six in-process research and development collaborations with third parties.

Sales and marketing. Sales and marketing expense was $30.5 million for the six months ended June 30, 2010 compared to $24.5 million for the six months ended June 30, 2009, representing an increase of $6.0 million, or 24.4%. The increase was primarily related to expenses related to increased European sales and marketing activities ($3.0 million), increases in expenses in the Alphatec Asian subsidiary ($0.3 million) and due to higher commission expense of $0.9 million due to the higher U.S. sales volume and increased marketing and medical education expenses ($1.8 million).

General and administrative. General and administrative expense was $13.6 million for the six months ended June 30, 2010 compared to $11.3 million for the six months ended June 30, 2009, representing an increase of $2.3 million, or 19.8%. The increase was primarily related to increased European general and administrative activities ($1.3 million), increases in expenses in the Alphatec Asian subsidiary ($0.2 million), and increases in U.S. general and administrative expenses of $0.8 million primarily related to increased regulatory, integration costs and other administrative costs, partially offset by a decrease in legal and litigation expenses.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the six months ended June 30, 2010 compared to none for the six months ended June 30, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $3.6 million for the six months ended June 30, 2010 compared to $0 for the six months ended June 30, 2009, representing an increase of $3.6 million, or 100%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $1.7 million for the six months ended June 30, 2010 compared to $0 for the six months ended June 30, 2009, representing an increase of $1.7 million, or 100%. The restructuring expenses were due to severance and other expenses incurred in connection with the consolidation of Scient’x’s U.S. operations, as well as the cost of exiting two terminated European distributor agreements.

Interest Expense. Interest expense was $2.3 million for the six months ended June 30, 2010 compared to $1.8 million for the six months ended June 30, 2009, representing an increase of $0.5 million, or 26.3%. Interest expense in both periods consisted primarily of interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation.

Other income (expense), net. Other income (expense), net was $1.0 million for the six months ended June 30, 2010 compared to ($0.1) million for the six months ended June 30, 2009, representing an increase in income of $1.1 million. The increase was due to greater foreign currency exchange gains realized in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Income tax. Income tax was a benefit of $0.1 million for the six months ended June 30, 2010. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,979)	$(6,303)	$(7,689)	$(10,686)
Stock-based compensation	772	831	1,753	1,465
Depreciation	3,234	2,120	5,876	3,942
Amortization of intangible assets	203	777	1,123	1,556
Amortization of acquired intangible assets	838	—	838	—
In-process research and development	92	4,493	542	5,783
Interest expense, net	1,410	901	2,270	1,783
Income tax (benefit) provision	(265)	(4)	(129)	26
Other (income) expense, net	(1,101)	(163)	(992)	95
(Income) from discontinued operations	(122)	(139)	(78)	(183)
Acquisition-related inventory step-up	413	—	413	—
Transaction related expenses	493	—	3,645	—
Restructuring expenses	805	—	1,687	—

Adjusted EBITDA	$3,793	$2,513	$9,259	$3,781

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

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,979)	$(6,303)	$(7,689)	$(10,686)
In-process research and development	92	4,493	542	5,783
Acquisition-related inventory step-up	413	—	413	—
Amortization of acquired intangible assets	838	—	838	—
Transaction related expenses	493	—	3,645	—
Restructuring expenses	805	—	1,687	—

Non-GAAP net loss	$(338)	$(1,810)	$(564)	$(4,903)

The following is a reconciliation of non-GAAP net loss per share to the most comparable GAAP measure, net loss per common share, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss per share, basic and diluted	$(0.04)	$(0.13)	$(0.11)	$(0.23)
In-process research and development	0.00	0.09	0.01	0.13
Acquisition-related inventory step-up	0.01	—	0.01	—
Amortization of acquired intangible assets	0.01	—	0.01	—
Transaction related expenses	0.01	—	0.05	—
Restructuring expenses	0.01	—	0.02	—

Non-GAAP net loss per common share-basic and diluted	$0.00	$(0.04)	$(0.01)	$(0.10)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except gross margin and share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro Forma Combined:
Revenues	$45,424	$41,425	$92,081	$80,265
Loss from operations	(1,759)	(9,244)	(2,442)	(16,116)
Net loss	(1,681)	(9,841)	(2,839)	(16,623)
Net loss per share, basic and diluted	$(0.02)	$(0.14)	$(0.04)	$(0.24)
Gross margin	63.6%	61.1%	63.2%	60.3%
Pro Forma Adjusted EBITDA	$3,793	$652	$9,853	$(70)

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss, for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro Forma net loss	$(1,681)	$(9,841)	$(2,839)	$(16,623)
Stock-based compensation	772	915	1,856	1,652
Depreciation	3,234	2,456	6,246	4,573
Amortization of intangible assets	1,041	1,619	2,801	3,189
In-process research and development	92	4,493	542	5,783
Interest expense, net	1,410	1,032	2,451	1,967
Income tax (benefit) provision	(265)	(497)	(201)	(1,296)
Other (income) expense, net	(1,101)	199	(1,800)	(5)
(Income) from discontinued operations	(122)	(139)	(78)	(183)
Acquisition-related inventory step-up	413	413	849	849
Non-controlling interest	—	2	26	24

Pro Forma Adjusted EBITDA	$3,793	$652	$9,853	$(70)

The pro forma results for the three and six months ended June 30, 2010 include cost savings of $2.3 million due to the consolidation of Scient’x’s U.S. operations in April 2010.

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

Liquidity and Capital Resources

At June 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $38.4 million, accounts receivable, net of $37.2 million, and remaining amounts available under our credit facility of $2.4 million. We believe such amounts and cash raised in an April 2010 equity offering will be sufficient to fund our projected operating requirements through at least June 30, 2011, including the integration of Scient’x as discussed below.

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

On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on the Company’s plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, we will have sufficient working capital to fund our cash requirements through June 30, 2011.

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

In April 2010, we completed a public offering of an aggregate of 18,400,000 shares (16,000,000 primary shares and 2,400,000 shares sold pursuant to the exercise of an over allotment option granted to the underwriters) of our common stock, also referred to as the Offering. The shares were sold at an offering price of $5.00 per share, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by us and 9,200,000 were sold by HealthpointCapital Partners, L.P. The Offering closed on April 21, 2010. The net proceeds to us were approximately $43.1 million after deducting underwriting discounts and commissions and expenses payable by us. We did not receive any proceeds from the sale of shares of common stock by HealthpointCapital Partners, L.P.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of June 30, 2010.

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

Operating Activities

We used net cash of $11.2 million in operating activities for the six months ended June 30, 2010. During this period, net cash used in operating activities primarily consisted of a net loss of $7.7 million and a decrease in working capital and other assets of $15.0 million, which were partially offset by $11.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $15.0 million consisted of increases in accounts receivable of $0.3 million, increases in inventory of $8.8 million in support of the higher sales volume, increases in prepaid expenses and other assets of $1.3 million, decreases in accounts payable of $3.3 million, decreases in accrued expenses and other liabilities of $0.5 million and decreases in deferred revenues of $0.8 million.

Investing activities

We used net cash of $4.7 million from investing activities for the six months ended June 30, 2010 primarily from the purchase of $6.1 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment and the purchase of intangible assets of $0.5 million, partially offset by cash received of $1.6 million from our acquisition of Scient’x and proceeds from the sale of IMC Co.

Financing activities

We generated net cash of $44.8 million from financing activities for the six months ended June 30, 2010. In February 2010, we entered into subscription agreements to sell shares of our common stock. Net proceeds from such sale totaled $6.5 million. In April we completed a public offering to sell shares of our common stock, generating $43.1 million in net proceeds after the payment of expenses. In addition, net proceeds from borrowings under our line of credit totaled $1.6 million and we generated cash of $0.2 million from the exercise of stock options. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $6.6 million.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement, or the Credit Facility, with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, we are required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million is due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

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

Our term loan interest rate was amended to a fixed rate of 12.0%. We are required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. We will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of our term loan as of June 30, 2010 was $11.1 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Amended Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in June 2012. In connection with the Amended Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through June 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Amended Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Amended Credit Facility. The balance of Scient’x’s term loan as of June 30, 2010 was $6.2 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of June 30, 2010, we had $2.4 million remaining available to be drawn under the working capital line of credit based on our eligible borrowing base.

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

To secure the repayment of any amounts borrowed under the Amended Credit Facility, we granted to the Lenders a first priority security interest in all of our assets, other than our owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders. Additionally, the Lenders received a pledge on a portion of the Scient’x shares owned by us.

Commencing in the second quarter of 2010, we (including Scient’x) are also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. We are also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. As of June 30, 2010, we were in compliance with the financial covenants set forth in the Amended Credit Facility.

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

During the three and six months ended June 30, 2010, we repaid $1.5 million and $1.8 million, respectively, and drew an additional $1.2 million and $1.6 million, respectively, on the working capital line of credit. The balance of the line of credit as of June 30, 2010 was $14.5 million. The balance on the combined term loans was $17.3 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.5 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.9 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of June 30, 2010, the balance of the notes and the bond totaled $0.6 million.

We and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of June 30, 2010, the balance of these capital leases totaled $0.4 million.

We have a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of June 30, 2010 was $0.1 million.

During the three months ended June 30, 2010, we executed a financing agreement totaling $0.5 million for the payment of premiums on various insurance policies. The financing arrangement bears interest at a rate of 3.75% and is payable through March 2011. The balance of such financing agreement as of June 30, 2010 totaled $0.4 million.

In February 2010, we executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of June 30, 2010 was $0.7 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of June 30, 2010 was $0.1 million.

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments as of June 30, 2010 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2010 (6 months)	2011	2012	2013	2014	Thereafter
Line of credit with SVB/Oxford	$14,549	$—	$—	$14,549	$—	$—	$—
Alphatec term loan with SVB/Oxford	11,405	2,867	6,274	2,264	—	—	—
Scient’x term loan with SVB/Oxford	6,179	1,405	3,084	1,690	—	—	—
Term loan finance charges	1,518	—	—	1,518	—	—	—
Notes payable to Microsoft	104	89	15	—	—	—	—
Notes payable to Oracle	706	162	338	206	—	—	—
Notes payable for insurance premiums	406	269	137	—	—	—	—
Notes and bond payable to Japanese banks	618	189	252	122	51	4	—
Scient’x notes payable with French government agency	92	—	92	—	—	—	—
Capital lease obligations	430	78	149	149	54	—	—
Operating lease obligations	16,012	1,796	3,252	2,701	2,598	2,173	3,492
Guaranteed minimum royalty obligations	1,488	638	600	250	—	—	—
New product development milestones (1)	7,442	2,050	2,892	2,500	—	—	—

Total	$60,949	$9,543	$17,085	$25,949	$2,703	$2,177	$3,492

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2010 through 2012.

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

Scient’x has three leased office locations and a manufacturing and distribution warehouse in Europe. Scient’x also has a leased office and warehouse location in the U.S. in which it is obligated to make lease payments even though the Scient’x U.S. operations have been consolidated. The leased facilities range in size from approximately 2,000 to 21,900 square feet. The leases expire on various dates through June 2016. Scient’x also maintains sales offices in Singapore, Dubai, Milan, Argentina and the United Kingdom.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$66	$51	$123	$103
Research and development	(18)	265	331	329
Sales and marketing	291	177	490	348
General and administrative	433	338	809	685

Total	$772	$831	$1,753	$1,465

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including but not limited to, statements regarding:

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of June 30, 2010, our outstanding floating rate indebtedness totaled $14.5 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.1 million. Other outstanding debt consists of fixed rate instruments, including the term loan and capital leases.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended June 30, 2010.

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

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While we denied the allegations in our answer to the complaint and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Cross could have a significant adverse effect on our financial condition and results of operations.

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in June 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in California state court and federal court in New York. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec has appealed such ruling. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec has appealed this ruling. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s U.S. subsidiary, Scient’x USA, Inc., or Scient’x USA entered into a distribution agreement with DAK Surgical, Inc., an independent distributor, or, DAK Surgical, for the distribution of Scient’x’s products in certain defined sales areas In September 2007, shortly after the termination of its distribution contract, DAK Surgical filed a lawsuit against Scient’x in which it alleges, among other things, that it is entitled to a change of control payment pursuant to the terminated distribution contract. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK Surgical could have a significant adverse effect on our financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act, or the FCA, that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. The relators in the complaint were the principals of the plaintiff in the DAK Surgical matter discussed above. Under the FCA, the United States Department of Justice, Civil Division, or DOJ, had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither we nor Scient’x USA have been subpoenaed by any governmental agency in connection with this review. We believe that Scient’x USA’s business practices were in compliance with the FCA and intend to vigorously defend ourself with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on our financial condition and results of operations.

The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended June 30, 2010 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
April 2010	250	$0.0005	—	—
May 2010	—	$—	—	—
June 2010	—	$—	—	—

(1)	Not included in the table above are 19,778 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 6, 2010

Exhibit Index

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.