Form 10-Q
period 2010-09-30
Alphatec Holdings, Inc.
filed 2010-11-08
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  ☐    No   ☒

As of November 4, 2010, there were 88,572,946 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$28,854	$10,085
Accounts receivable, net	43,151	24,766
Inventories, net	53,552	29,515
Prepaid expenses and other current assets	5,851	3,128
Deferred income tax assets	1,817	128

Total current assets	133,225	67,622
Property and equipment, net	39,415	30,356
Goodwill	172,318	60,113
Intangibles, net	42,354	2,296
Other assets	3,081	1,501

Total assets	$390,393	$161,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,272	$12,781
Accrued expenses	24,580	16,439
Deferred revenue	2,984	2,135
Other current liabilities	1,033	—
Current portion of long-term debt	10,147	6,724

Total current liabilities	58,016	38,079
Long-term debt, less current portion	22,680	23,631
Other long-term liabilities	4,525	1,008
Deferred income tax liabilities	11,986	738
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2010 and December 31, 2009; 3,319 shares issued and outstanding at both September 30, 2010 and December 31, 2009	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2010 and December 31, 2009; 87,758 and 52,558 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9	5
Treasury stock, 19 shares	(97)	—
Additional paid-in capital	380,263	175,021
Accumulated other comprehensive income	1,807	1,263
Accumulated deficit	(112,939)	(101,460)

Total Alphatec stockholders’ equity	269,043	74,829
Non-controlling interest	540	—

Total stockholders’ equity	269,583	74,829

Total liabilities and stockholders’ equity	$390,393	$161,888

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$44,846	$30,103	$125,592	$87,358
Cost of revenues	15,546	10,028	43,516	28,311
Amortization of acquired intangible assets	373	—	742	—

Gross profit	28,927	20,075	81,334	59,047
Operating expenses:
Research and development	3,751	3,630	12,347	9,933
In-process research and development	2,425	50	2,967	5,833
Sales and marketing	17,052	12,088	47,571	36,618
General and administrative	7,933	3,895	21,500	15,216
Amortization of acquired intangible assets	533	—	1,002	—
Transaction related expenses	6	1,240	3,651	1,240
Restructuring expenses	702	—	2,389	—

Total operating expenses	32,402	20,903	91,427	68,840

Operating loss	(3,475)	(828)	(10,093)	(9,793)
Other income (expense):
Interest income	262	16	297	58
Interest expense	(1,417)	(931)	(3,722)	(2,756)
Other income (expense), net	70	285	1,062	190

Total other income (expense)	(1,085)	(630)	(2,363)	(2,508)

Loss from continuing operations before taxes	(4,560)	(1,458)	(12,456)	(12,301)
Income tax benefit	(770)	(94)	(899)	(68)

Loss from continuing operations	(3,790)	(1,364)	(11,557)	(12,233)
Income from discontinued operations, net of tax	—	81	78	264

Net loss before non-controlling interest	(3,790)	(1,283)	(11,479)	(11,969)
Net loss attributable to non-controlling interest	—	—	—	—

Net loss	$(3,790)	$(1,283)	$(11,479)	$(11,969)

Net income (loss) per common share:
Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.02)	$(0.15)	$(0.25)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.15)	$(0.25)

Weighted-average shares used in computing net income (loss) per share:
Basic and diluted	86,990	51,516	75,394	48,411

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(11,479)	$(11,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,451	8,644
Stock-based compensation	2,326	2,563
Interest expense related to amortization of debt discount and debt issuance costs	722	444
In-process research and development paid in stock	1,000	3,013
Provision for (recoveries from) doubtful accounts	764	(20)
Provision for excess and obsolete inventory	1,839	1,016
Gain on sale of property and equipment	—	(79)
Gain on sale of IMC Co. (discontinued operations)	(188)	—
Deferred income tax (benefit) expense	(1,101)	110
Changes in operating assets and liabilities:
Accounts receivable	(5,145)	(2,889)
Inventories	(13,297)	(5,401)
Prepaid expenses and other current assets	(1,666)	628
Other assets	268	439
Accounts payable	(1,384)	145
Accrued expenses and other	888	110
Deferred revenues	849	209

Net cash used in operating activities	(13,153)	(3,037)
Investing activities:
Cash received in acquisition of Scient’x	1,589	—
Proceeds from sale of IMC Co. (discontinued operations)	329	—
Proceeds from sale of Noas investment	—	383
Purchases of property and equipment	(11,657)	(9,657)
Purchase of intangible assets	(500)	(1,353)

Net cash used in investing activities	(10,239)	(10,627)
Financing activities:
Exercise of stock options	211	31
Net proceeds from issuance of common stock	49,659	9,841
Borrowings under lines of credit	2,610	3,868
Repayments under lines of credit	(1,796)	(2,078)
Principal payments on capital lease obligations	(129)	(278)
Principal payments on notes payable	(7,273)	(1,499)

Net cash provided by financing activities	43,282	9,885

Effect of exchange rate changes on cash and cash equivalents	(1,121)	(426)

Net increase (decrease) in cash and cash equivalents	18,769	(4,205)
Cash and cash equivalents at beginning of period	10,085	18,315

Cash and cash equivalents at end of period	$28,854	$14,110

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Supplemental cash flow information:
Cash paid for interest	$2,460	$1,877
Cash paid for income taxes	339	165
Purchases of property and equipment in accounts payable	3,765	3,342
Financing of software and support by software provider	872	—
Financing of insurance premiums by insurance provider	406	769
Issuance of common stock for litigation settlement	—	500
Issuance of common stock in acquisition of Scient’x	151,639	—
Non-cash exercise of warrants	540	360
Non-cash purchase of intangible assets	1,500	—
Purchase of intangible assets in accrued expenses	1,450	—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiary, Scient’x S.A. (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa, South America and Latin America. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. (“Alphatec Pacific”), and through Scient’x’s distributors in China, Korea and Australia.

On March 26, 2010, the Company completed its acquisition of Scient’x, a global medical device company based in France that designs, develops and manufactures surgical implants to treat disorders of the spine (See Note 3).

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. The results of operations for the nine months ended September 30, 2010 include the results of Scient’x beginning April 1, 2010 as the Company determined that Scient’x’s results of operations for the five days from the acquisition date, March 26, 2010, to the fiscal quarter end were immaterial to the Company’s first quarter consolidated results. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. The results of operations and the gain on sale associated with this business have been presented as discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009. The effects of the discontinued operations were considered immaterial to the Company’s condensed consolidated balance sheet at December 31, 2009 (See Note 14).

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in Alphatec Holdings’ Annual Report on Form 10-K and Amendment No. 1 and No. 2 thereto for the fiscal year ended December 31, 2009, as filed with the SEC on March 2, 2010, April 2, 2010 and April 8, 2010, respectively.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $28.9 million and available credit of $2.6 million at September 30, 2010 will be sufficient to fund its cash requirements through at least September 30, 2011.

On March 26, 2010, the Company completed its acquisition of Scient’x (See Note 3). Subsequent to the closing of the acquisition, the Company became responsible for managing the operations of the combined entities.

In conjunction with the closing of its acquisition of Scient’x, the Company amended its Loan and Security Agreement (as amended, the “Credit Facility”) with Silicon Valley Bank and Oxford Finance Corporation (the “Lenders”) that it had entered into in December 2008 (See Note 7). In addition, Scient’x’s existing term loan facility with Oxford Finance Corporation was combined with the Company’s term loan facility. The covenant requirements were revised under the Credit Facility and consist of a combined cash-flow covenant to maintain a minimum fixed charge coverage ratio on a consolidated basis. The minimum fixed charge coverage ratio increased from the second quarter 2010 to the third quarter 2010 and is consistent thereafter. There is also a requirement for the Company to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. In October 2010, the Company amended its Credit Facility with Silicon Valley Bank. See Note 15 for additional information.

Reclassification

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited Consolidated Financial Statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2010, as amended. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2010.

Impairment Analysis for Goodwill

The Company performs its test for goodwill impairment annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. During the three months ended September 30, 2010, the Company concluded that a decline in its stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, the Company performed an interim impairment test on its single operating unit.

The goodwill impairment test is a two-step process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount.

The Company estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was marginally greater than the Company’s carrying value at September 30, 2010. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2010.

Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, the Company has projected an improvement in its gross margin as a result of its forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next three years. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary marginally from its forecasts, the Company may be required to perform a step two analysis that could expose the Company to material impairment charges in the future.

The Company will re-assess goodwill impairment when it performs its annual test for impairment in December 2010. The Company will also be required to perform additional interim analysis if its stock price and market capitalization do not increase above current levels.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires entities to allocate revenue in an arrangement of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other prescribed means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

Under the acquisition method of accounting, the total purchase price is allocated to Scient’x’s net tangible and intangible assets based on their preliminary estimated fair values at the date of the completion of the acquisition and such estimates are subject to revision based on the Company’s final determination of valuations associated with net tangible assets, intangible assets, deferred taxes, contingent liabilities, and the non-controlling interest. Consequently, the amounts recorded at September 30, 2010 are subject to change, and the final amounts may differ.

The following table summarizes the preliminary allocation of the purchase price (in thousands) for Scient’x and the estimated useful lives for the acquired intangible assets:

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$3,090
Acquired intangibles:
Core technology	10	3,632
Developed technology	8	9,552
In-process technology	Indefinite	1,749
Corporate trademarks	5	1,614
Key product trademarks	9	2,179
Customer-related intangible	15	16,009
Distribution network	10	1,614
Physician education programs	10	3,095
Goodwill		111,763

Total preliminary estimate purchase price allocation		$154,297

A preliminary estimate of $3.1 million has been allocated to Scient’x net tangible assets assumed and $39.4 million has been allocated to identifiable intangible assets acquired. A value of $111.8 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec acquired Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believes that significant cost reduction synergies may be realized when the integration of the acquired business is complete. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

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

The changes in the carrying amount of goodwill since the acquisition date through September 30, 2010 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Purchase price adjustments to net tangible assets	(761)
Effect of foreign exchange rate on goodwill	376

Balance at September 30, 2010	$112,139

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$44,846	$43,949	$136,927	$124,214
Loss from operations	(2,767)	(2,352)	(5,209)	(18,468)
Net loss	(3,082)	(3,569)	(5,922)	(20,223)
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.28)

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed combined financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, revenue synergies or any restructuring costs.

For the three and nine months ended September 30, 2010, the Company incurred transaction costs related to the acquisition of $0 and $3.7 million, respectively. For both the three and nine months ended September 30, 2009, the Company incurred $1.2 million of such costs. These costs were expensed as incurred.

For the three and nine months ended September 30, 2010, the Company incurred restructuring charges related to the acquisition of $0.7 million and $2.4 million, respectively. These costs consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that Alphatec cannot reasonably estimate at this time.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable	$43,976	$25,084
Allowance for doubtful accounts	(825)	(318)

Accounts receivables, net	$43,151	$24,766

Inventories

Inventories consist of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,157	$—	$4,157	$2,866	$—	$2,866
Work-in-process	2,868	—	2,868	1,644	—	1,644
Finished goods	58,261	(11,734)	46,527	33,650	(8,645)	25,005

Inventories, net	$65,286	$(11,734)	$53,552	$38,160	$(8,645)	$29,515

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2010	December 31, 2009
Surgical instruments	4	$50,782	$35,286
Machinery and equipment	7	11,732	9,684
Computer equipment	5	2,778	2,575
Office furniture and equipment	5	3,685	3,128
Leasehold improvements	various	3,443	3,355
Building	39	220	201
Land	n/a	16	15
Construction in progress	n/a	644	368

		73,300	54,612
Less accumulated depreciation and amortization		(33,885)	(24,256)

Property and equipment, net		$39,415	$30,356

Total depreciation expense was $3.6 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and $9.5 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company had assets under capital leases of $3.3 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively. Accumulated depreciation on these assets totaled $2.8 million and $2.5 million at September 30, 2010 and December 31, 2009, respectively. Depreciation expense for these capital leases included in total depreciation expense above was $0.1 million for both the three months ended September 30, 2010 and 2009 and $0.3 million for both the nine months ended September 30, 2010 and 2009, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2010	December 31, 2009
Developed product technology	5-8	$23,283	$13,700
Distribution rights	3	4,097	3,737
Intellectual property	5	1,004	1,004
License agreements	1-7	2,300	350
Core technology	10	3,644	—
In-process technology	Indefinite	1,755	—
Trademarks and trade names	5-9	3,804	—
Customer-related	15	16,056	—
Distribution network	10	1,614	—
Physician education programs	10	3,104	—
Supply agreement	10	225	225

		60,886	19,016
Less accumulated amortization		(18,532)	(16,720)

Intangible assets, net		$42,354	$2,296

Total amortization expense was $1.0 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively and $3.0 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The future expected amortization expense related to intangible assets as of September 30, 2010 is as follows (in thousands):

Year Ending December 31,
Remainder of 2010	$1,069
2011	4,276
2012	4,276
2013	4,231
2014	4,128
Thereafter	22,619

Total future expected amortization expense	40,599
Add: In-process technology	1,755

Total	$42,354

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Legal	$709	$273
Accounting	698	452
Restructuring	995	—
Customer credit	1,020	12
Sales milestone	1,116	—
License and distribution agreements	1,450	—
Deferred rent	2,098	2,277
Royalties	2,697	2,615
Commissions	3,783	3,072
Payroll and related	5,867	4,185
Other	4,147	3,553

Total accrued expenses	$24,580	$16,439

Deferred Revenues

During the three months ended September 30, 2010 and 2009, the Company shipped $0.2 million and $0.9 million, respectively, of products to European distributors in which the terms of such sales included extended payment terms. During the nine months ended September 30, 2010 and 2009, the Company shipped $3.6 million and $3.0 million, respectively, of products with such terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of September 30, 2010 and December 31, 2009 was $0.4 million and $1.3 million, respectively.

During the three months ended September 30, 2010 and 2009, the Company shipped $2.5 million and $0.3 million, respectively, of products to U.S. distributors that did not have extensive credit histories. During the nine months ended September 30, 2010 and 2009, the Company shipped $3.3 million and $1.5 million, respectively, of products to such distributors. As a result of a lack of extensive credit history, revenues for purchases by these distributors have been deferred until cash is received. The balance in deferred revenue relating to these distributors as of September 30, 2010 and December 31, 2009 was $2.6 million and $0.8 million, respectively.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss, as reported	$(3,790)	$(1,283)	$(11,479)	$(11,969)
Foreign currency translation adjustment	14,118	244	544	(128)

Comprehensive income (loss)	$10,328	$(1,039)	$(10,935)	$(12,097)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s local currency (the Euro) and the U.S. dollar. During 2010, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro increased approximately 9% relative to the U.S. dollar during the third quarter of 2010. During the nine months ended September 30, 2010, the Euro’s value declined approximately 6% relative to the U.S. dollar.

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

Additionally, effective March 31, 2009 the Company and Stout amended and restated the developmental consulting agreement that the parties had entered into in March 2008 (the “Amended and Restated Consulting Agreement”) pursuant to which Stout agreed to provide consulting services related to the development of an expandable interbody/vertebral body replacement device. Under the Amended and Restated Consulting Agreement, the timing and amount of consulting fees has been adjusted. Under the original consulting agreement, the Company was obligated to make ten monthly payments of $50,000 to compensate Stout for providing development services. As of the effective date of the Amended and Restated Consulting Agreement, the Company had paid Stout $0.4 million of such consulting fees, and had expensed $0.2 million of such fees. Pursuant to the Amended and Restated Consulting Agreement, Stout returned such $0.4 million to the Company in April 2009. The terms of the Amended and Restated Consulting Agreement call for the Company to pay consulting fees of $20,000 per month for 12 months beginning in July 2009, provided that the agreement is in full force and effect. Pursuant to the Amended and Restated Consulting Agreement, Stout is entitled to retain the 101,944 shares of restricted stock of the Company that the Company had previously issued to Stout. Such restricted stock would become vested upon the attainment of a development milestone. The other material terms of the original consulting agreement were not changed. As the total cash consideration has been reduced to $0.2 million, the Company recorded the remaining amount that had not been expensed over the expected development period.

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

In December 2009, the Company and PST amended the OsseoScrew License Agreement (the “OsseoScrew License Amendment”). Under the OsseoScrew License Amendment, the terms relating to the payment of a $0.5 million development milestone payment were modified. The Company recorded a charge for IPR&D of $0.5 million in the fourth quarter of 2009 upon completion of a development milestone, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no alternative future use exists. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties begin in 2010 instead of 2009.

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

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement (the “Helifuse/Helifix License Agreement”) with Helix Point, LLC (“Helix Point”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock that could begin to be achieved and paid in 2010; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.6 million for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. During the three months ended September 30, 2010, the Company recorded an intangible asset of $0.2 million which consisted of an accrual for the cash payment of $0.2 million for the assets received as this product is cleared for sale in Europe and technological feasibility is considered to have been achieved. The Company is amortizing this asset over seven years, the estimated life of the product.

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

Supply Agreement with ETEX Corporation

In October 2009, Alphatec Spine entered into a supply and distribution agreement (the “ETEX Agreement”) with ETEX Corporation (“ETEX”), that provides Alphatec Spine with the rights to market and sell ETEX’s EquivaBone and CarriGen products in the U.S and Europe, excluding Spain, under either ETEX’s trademarks or Alphatec Spine’s private label. The financial terms of the ETEX Agreement include minimum purchase commitments during the first, second and third year following execution of the agreement of $2.3 million, $3.4 million and $4.5 million, respectively.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the first quarter of 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment. During the three months ended September 30, 2010, the pre-clinical study milestone was achieved and the Company recorded an IPR&D charge totaling $2.0 million, which consisted of a cash payment of $1.0 million and the issuance of $1.0 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, additional items subject to risk of completion were necessary to comply with regulatory requirements and no alternative future use exists. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone, was 465,116. In addition, during the three months ended September 30, 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of an accrual for the cash payment of $0.5 million and $1.0 million shares of the Company’s common stock to be issued. The Company is amortizing this asset over seven years, the estimated life of the product. As of September 30, 2010, the Company recorded a long-term liability for the shares to be issued. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone on October 22, 2010, was 476,190.

Asset Purchase Agreement with AlpineSpine, LLC

In April 2010, the Company entered into an Asset Purchase Agreement with AlpineSpine, LLC (the “AlpineSpine Agreement”) to purchase an anterior cervical plate system, including all of the related intellectual property and inventory. The financial terms of the AlpineSpine Agreement include: (i) a payment of $0.5 million in exchange for the assets received in April 2010 related to the anterior cervical plate system; (ii) a milestone payment after full market launch; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the second quarter of 2010, the Company recorded an intangible asset of $0.5 million for the assets received as this product is cleared for sale in the U.S. and technological feasibility is considered to have been achieved. The Company is amortizing this asset over seven years, the estimated life of the product.

License Agreement with R Tree Innovations LLC

In September 2010, the Company entered into a License Agreement (the “R Tree License Agreement”) with R Tree Innovations LLC (“R Tree”) that provides the Company with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of the Company’s common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the three months ended September 30, 2010, the Company recorded an intangible asset of $1.3 million following the execution of the R Tree License Agreement which consisted of an accrual for the cash payment of $0.8 million and $0.5 million shares of the Company’s common stock to be issued. The Company is amortizing this asset over seven years, the estimated life of the product. As of September 30, 2010, the Company recorded a long-term liability for the shares to be issued. The total number of shares of common stock, which were issued in accordance with the R Tree License Agreement on October 22, 2010, was 228,310.

License Agreement with Merlot Orthopedix, Inc.

In July 2010, the Company entered into a License Agreement (the “Merlot Ortho Agreement”) with Merlot Orthopedix, Inc. (“Merlot Ortho”) that provides the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The financial terms of the Merlot Ortho License Agreement include: (i) a cash payment of $0.3 million following the execution of the Merlot Ortho License Agreement; (ii) a cash payment of $150,000 for materials transferred to Alphatec Spine; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the three months ended September 30, 2010, the Company recorded an IPR&D charge of $0.4 million for the initial payment and material transfer payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

On March 26, 2010, the Company amended its Credit Facility with the Lenders. The working capital line of credit has been increased by $10 million, to $25 million. In addition, the Company combined the previously existing term loan facility provided by Oxford Finance Corporation to Scient’x with the Company’s existing term loan facility. Commencing in the second quarter 2010, the amended term loan will collectively not exceed $19.5 million.

Alphatec’s term loan interest rate was amended to a fixed rate of 12.0%. Alphatec is required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. The Company will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of Alphatec’s term loan as of September 30, 2010 was $9.8 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in June 2012. In connection with the Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through June 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Credit Facility. The balance of Scient’x’s term loan as of September 30, 2010 was $5.5 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of September 30, 2010, the Company has $2.6 million remaining available to be drawn under the working capital line of credit based on its eligible borrowing base.

The funds from the credit facility are intended to serve as a source of working capital for ongoing operations and working capital needs. In connection with the amendment, the Company paid debt issuance costs and other transaction fees totaling $0.8 million. Included in debt issuance costs were a facility fee of $0.4 million and a line of credit commitment fee of $0.1 million. The debt issuance costs were capitalized and are being amortized over the remaining term of the loan using the effective interest method.

To secure the repayment of any amounts borrowed under the Credit Facility, the Company granted to the Lenders a first priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders. Additionally, the Lenders received a pledge on a portion of the Scient’x shares owned by the Company.

Commencing in the second quarter of 2010, the Company (including Scient’x) is also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. The Company is also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. As of September 30, 2010, the Company was in compliance with the financial covenants set forth in the Credit Facility.

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

During the three and nine months ended September 30, 2010, the Company repaid $0 and $1.8 million, respectively, and drew an additional $1.0 million and $2.6 million, respectively, on the working capital line of credit. The balance of the line of credit as of September 30, 2010 was $15.5 million. The balance of the combined term loans was $15.3 million, net of the debt discount.

Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.5 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense for the term loans and working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.8 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.

In October 2010, the Company amended its Credit Facility. See Note 15 for additional information.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of September 30, 2010, the balance of the notes and the bond totaled $0.5 million.

The Company and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of September 30, 2010, the balance of these capital leases totaled $0.4 million.

The Company has a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of September 30, 2010 was $0.1 million.

During the second quarter of 2010, the Company executed a financing agreement totaling $0.5 million for the payment of premiums on various insurance policies. The financing arrangement bears interest at a rate of 3.75% and is payable through March 2011. The balance of such financing agreement as of September 30, 2010 totaled $0.3 million.

In February 2010, the Company executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has a maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of September 30, 2010 was $0.6 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of September 30, 2010 was $0.1 million.

Principal payments on debt are as follows as of September 30, 2010 (in thousands):

Year Ending December 31,
Remainder of 2010	$2,508
2011	10,217
2012	21,357
2013	54
2014	4
Thereafter	—

Total	34,140
Less: finance charge being accrued to interest expense through April 2012, and debt discount	(1,746)
Add: capital lease principal payments	433

Total	32,827
Less: current portion of long-term debt	(10,147)

Long-term debt, net of current portion	$22,680

8. Commitments and Contingencies

Leases

The Company and Scient’x lease certain equipment under capital leases which expire on various dates through 2013. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2010	$1,009	$65
2011	3,290	167
2012	2,840	167
2013	2,644	57
2014	2,180	—
Thereafter	3,492	—

	$15,455	456

Less: amount representing interest		(23)

Present value of minimum lease payments		433
Current portion of capital leases		(161)

Capital leases, less current portion		$272

Rent expense under operating leases for the three months ended September 30, 2010 and 2009 was $0.8 million and $0.5 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2010 and 2009 was $2.3 million and $1.7 million, respectively.

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

Securities Class Action Lawsuit

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against the Company and certain of our directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. HealthpointCapital is also a defendant in this matter. The complaint alleges that the Company made false and/or misleading statements, as well as failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the financial guidance for the Company following the closing of the acquisition. The complaint seeks a determination that the action may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. No assurances can be given as to the timing or outcome of this lawsuit.

Derivative Actions

On August 25, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers. HealthpointCapital is also a defendant in this matter. The Company has been named as a nominal defendant in the action. The complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company by making allegedly false statements that led to unjust enrichment to HealthpointCapital and certain directors of the Company. The complaint seeks an unspecified amount of damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. No assurances can be given as to the timing or outcome of this lawsuit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(3,790)	$(1,364)	$(11,557)	$(12,233)
Income from discontinued operations, net of tax	—	81	78	264

Net loss	$(3,790)	$(1,283)	$(11,479)	$(11,969)

Denominator:
Weighted average common shares outstanding	87,389	52,262	75,880	49,244
Weighted average unvested common shares subject to repurchase	(399)	(746)	(486)	(833)

Weighted average common shares outstanding - basic	86,990	51,516	75,394	48,411
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	86,990	51,516	75,394	48,411

Net income (loss) per common share:
Basic and diluted net loss per share from continuing operations	$(0.04)	$(0.02)	$(0.15)	$(0.25)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.15)	$(0.25)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	3,514	2,053	2,216	2,308
Warrants to purchase common stock	—	474	—	475
Unvested restricted share awards	399	746	486	833

Total	3,913	3,273	2,702	3,616

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	2010	2009
Employee Stock Options
Risk-free interest rate	1.87%	2.80%
Expected dividend yield	—%	—%
Weighted average expected life (years)	6.0	6.2
Volatility	57%	57%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$72	$80	$195	$183
Research and development	(307)	342	24	671
Sales and marketing	364	289	854	637
General and administrative	444	387	1,253	1,072

Total	$573	$1,098	$2,326	$2,563

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

During the three months ended September 30, 2010, the Company recorded a reduction in compensation cost in research and development due to the reduction in fair value for non-employee based awards.

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	2,957	$3.94	8.28	$4,120
Granted year to date	1,594	$4.61	—	—
Exercised year to date	(85)	$4.25	—	—
Forfeited year to date	(411)	$5.10	—	—

Outstanding at September 30, 2010	4,055	$4.08	8.11	$254

Options vested and expected to vest at September 30, 2010	3,421	$4.13	8.03	$213

Options vested and exercisable at September 30, 2010	1,472	$4.43	6.97	$102

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

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2010 was $1.22 and $2.58, respectively. The aggregate intrinsic value of options at September 30, 2010 is based on the Company’s closing stock price on that date of $2.13 per share.

As of September 30, 2010, there was $4.5 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.6 years. The total intrinsic value of options exercised for the three and nine months ended September 30, 2010 was $0 and 0.3 million. The aggregate intrinsic value of options exercised was immaterial for the three and nine months ended September 30, 2009.

In January 2010, the Company’s Board of Directors agreed to increase the number of shares reserved for issuance under the 2005 Plan by 1,000,000 shares. At September 30, 2010, approximately 1,371,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	520	$5.90	1.29	$3,068
Awarded year to date	10	$6.68
Released year to date	(254)	$6.14
Forfeited year to date	(1)	$7.58

Outstanding at September 30, 2010	275	$5.69	0.85	$1,567

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the nine months ended September 30, 2010 was $6.68. There were no restricted awards granted during the three months ended September 30, 2010. The weighted average fair value per share of awards granted during the three and nine months ended September 30, 2009 was $4.60 and $3.81, respectively.

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

Treasury Stock

On August 31, 2009, pursuant to a settlement agreement with the claimants in a lawsuit filed against the Company, the Company issued 114,766 shares of its common stock, valued at a price per share of $4.35, to the claimants. The resale of such shares was not covered by a registration statement. As required by the settlement agreement, nine months after the issuance, the value of such stock ($0.5 million) was measured against the then-current value of the Company’s common stock on such date. The Company performed the measurement calculation on February 28, 2010 using a per share price of the Company’s common stock of $5.20, which resulted in the forfeiture of 18,612 shares by the claimants. The Company recorded the fair value of the forfeited shares of $0.1 million as treasury stock. The Company also reviews the fair value of the $0.5 million equity issuance on a quarterly basis to determine if additional accounting is warranted based on a fluctuation in the Company’s stock price. As of September 30, 2010, the Company recorded a fair value adjustment of $0.2 million to decrease litigation expense.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased $0.1 million during the three months ended September 30, 2010. The decrease in unrecognized tax benefits during the three months ended September 30, 2010 was primarily related to foreign currency changes related to the uncertain tax positions of the acquired Scient’x operations. The unrecognized tax benefits at September 30, 2010 were $3.3 million. It is reasonably possible that $0.3 million of the Company’s unrecognized tax benefits could be recognized within the next 12 months.

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

During the three and nine months ended September 30, 2010 the Company operated in four geographic locations, the U.S., Asia, Europe and Rest of World which consists of locations outside of the U.S., Europe and Asia. The Company commenced sales in such Rest of World locations in the second quarter of 2010. During the three and nine months ended September 30, 2009, the Company operated in three geographic locations, the U.S., Europe and Asia. Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$30,010	$26,052	$87,763	$76,243
Europe	5,770	1,036	18,543	2,415
Asia	6,020	3,015	14,265	8,700
Rest of world	3,046	—	5,021	—

Total consolidated revenues	$44,846	$30,103	$125,592	$87,358

Total assets by region were as follows (in thousands):

	September 30, 2010	December 31, 2009
United States	$211,408	$148,735
Europe	166,312	71
Asia	12,673	13,082
Rest of world	—	—

Total consolidated assets	$390,393	$161,888

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

For the nine months ended September 30, 2009, the Company incurred costs of $0.1 million to Foster Management Company and HealthpointCapital, LLC for travel expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders. For the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2010, the Company did not incur any such costs.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended September 30, 2010 and 2009, the Company incurred costs of $60,000 in each period for advisory services provided by Dr. Hochschuler. For the nine months ended September 30, 2010 and 2009, the Company incurred costs of $180,000 in each period, for advisory services provided by Dr. Hochschuler.

For the nine months ended September 30, 2009, the Company incurred costs of $0.2 million for legal services paid on behalf of HealthpointCapital, LLC in connection with the Brodke litigation.

14. Discontinued Operations and Restructuring Activities

Discontinued Operations

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay $0.5 million. The purchaser will pay the Company in installments, of which $0.3 million was paid during the second quarter of 2010, and the remaining $0.2 million will be paid thereafter in three annual installments. A gain of $0.2 million was recorded on the sale of IMC Co. by the Company during the second quarter of 2010.

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$2,574	$3,109	$8,192

Income from continuing operations before income taxes	$—	$173	$120	$562
Income tax provision	—	92	42	298

Income from discontinued operations, net of tax	$—	$81	$78	$264

Summarized unaudited quarterly financial information of IMC Co. is as follows (in thousands):

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter
Revenue	$3,109	$—	$—
Gross profit	390	—	—
Total operating expenses	461	—	—
Income (loss) from continuing operations before income taxes	(68)	188	—
Income tax (benefit) provision	(24)	66	—

Income (loss) from discontinued operations, net of tax	$(44)	$122	$—

	Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$2,756	$2,862	$2,574	$3,346
Gross profit	758	901	736	735
Total operating expenses	626	644	564	667
Income (loss) from continuing operations before income taxes	130	259	173	(230)
Income tax provision	86	120	92	83

Income (loss) from discontinued operations, net of tax	$44	$139	$81	$(313)

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s U.S. operations, close the U.S. facility and move its U.S. operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. All of the Scient’x U.S. employees were notified of the closure of the Scient’x U.S. operations and provided documentation related to their employment, resulting in a reduction in workforce. The Company incurred approximately $0.5 million of additional severance and other restructuring liabilities during the three months ended September 30, 2010.

The changes in the restructuring liability for the three months ended September 30, 2010 are as follows (in thousands):

Restructuring liability as of June 30, 2010	$919
Severance and other restructuring expenses incurred	511
Less: payments made during the three months ended September 30, 2010	(435)

Balance at September 30, 2010	$995

15. Subsequent Events

Debt Refinancing

On October 29, 2010, the Company amended and restated its Credit Facility with Silicon Valley Bank (“SVB”) (the “Amended Loan Agreement”). As part of the Amended Loan Agreement, Oxford Finance Corporation (“Oxford”) was removed as a co-lender. The Amended Loan Agreement consists of a working capital line of credit, which permits the Company to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The working capital line of credit is intended to refinance the Company’s existing debt facilities and support future working capital needs.

Upon execution of the Amended Loan Agreement, the Company drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $32 million. The funds from the working capital line of credit were used to pay off the Company’s then-existing term loan of $9.5 million with SVB and Oxford and Scient’x’s then-existing term loan of $5.3 million with Oxford. In connection with the termination of both term loans, the Company paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.3 million. The Company incurred debt issuance costs on the Amended Loan Agreement of $0.6 million, which included an upfront fee of $0.2 million paid to SVB. The debt issuance costs will be capitalized and amortized over the term of the loan using the effective interest method. In addition, the Company will record non-cash interest expense of approximately $0.9 million to write off its debt issuance costs and debt discount related to the prior term loans.

To secure the repayment of any amounts borrowed under the Amended Loan Agreement, the Company granted to SVB a first-priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of the Lenders.

The Amended Loan Agreement contains customary lending and reporting covenants, which, among other things, prohibit the Company from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Loan Agreement. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on the Company, the interest to be charged pursuant to the Amended Loan Agreement will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that address the cervical, thoracolumbar and intervertebral regions of the spine and cover a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. On March 26, 2010, we completed the acquisition of Scient’x S.A., or Scient’x, a global medical device company based in France that designs, develops and manufactures surgical implants to treat disorders of the spine. Scient’x distributes products through its direct sales force in France, Italy and the U.K. and distributes products through independent distributors in more than 50 additional countries. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $8.5 billion in revenue in 2009 and is expected to grow between 10%-12% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, precision-milled and processed human bone that surgeons can use in place of metal and synthetic materials. We also sell bone-grafting products that are comprised of both tissue-based and synthetic materials. To further differentiate our solutions, we have incorporated minimally invasive access techniques, and biologic solutions into our portfolio to improve patient outcomes. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. Our goal is to be the leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in dealing with patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons make the ultimate decision as to whether our products are used in a surgical procedure. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

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

In 2007, as part of our strategy to focus on disorders affecting the aging spine, we began entering into license agreements with third parties that we believe will enable us to rapidly develop and commercialize unique products for the treatment of spinal disorders that disproportionately affect the aging population. Through September 30, 2010, Alphatec Spine has licensed or acquired approximately 91 patent and patent applications from third parties. In connection with the Scient’x acquisition, we have added an additional 281 patents and patent applications to our intellectual property portfolio. A discussion of our material license agreements may be found in “Item 1—Business-Intellectual Property” included in our Annual Report on Form 10-K for the year ending December 31, 2009, as amended, as well as in our subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Although our products generally are purchased by hospitals and surgical centers, orders are typically placed at the request of surgeons who then use our products in a surgical procedure. During the three and nine months ended September 30, 2010 and 2009, no single surgeon, hospital or surgical center represented greater than 10% of our consolidated revenues. Additionally, we sell a broad array of products, which diminishes our reliance on any single product or spine disorder.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and expect to continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe and Latin America, we use independent distributors that purchase our products and market them to their surgeon customers. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have limited prior experience, revenues for sales to our European and Latin American distributors have been deferred until the sooner of when payments become due or cash is received.

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

Research and development expense. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board and Executive Surgeon Panels.

In-process research and development expense. IPR&D consists of acquired research and development assets that were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, medical education, trade show and marketing costs.

General and administrative expense. General and administrative expense consists primarily of salaries and related employee benefits, professional service fees and legal expenses.

Transaction-related expense. Transaction-related expense consists of legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except as discussed below, management believes there have been no material changes during the three months ended September 30, 2010 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

Impairment Analysis for Goodwill

We perform our test for goodwill impairment annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. During the three months ended September 30, 2010, we concluded that a decline in our stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, we performed an interim impairment test on our single operating unit.

The goodwill impairment test is a two-step process. The first step compares our fair value to our net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of our goodwill to our carrying amount. If the carrying amount of goodwill exceeds its implied fair value, we would recognize an impairment loss equal to that excess amount.

We estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized our earnings and revenue multiples. Our discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. We utilized our weighted average cost of capital as the discount rate for the projected future cash flows and our median revenue and earnings multiples under the market approach. Our assessment resulted in a fair value that was marginally greater than our carrying value at September 30, 2010. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2010.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in our income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, we have projected an improvement in our gross margin as a result of our forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next three years. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary marginally from our forecasts, we may be required to perform a step two analysis that could expose us to material impairment charges in the future.

We will re-assess goodwill impairment when we perform our annual test for impairment in December 2010. We will also be required to perform additional interim analysis if our stock price and market capitalization do not increase above current levels.

Results of Operations

The table below sets forth certain statements of operations data expressed as a percentage of revenues for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future. The results of operations for the nine months ended September 30, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. In addition, previously reported information for the three and nine months ended September 30, 2009 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co., a subsidiary of Alphatec Pacific, Inc. (See Note 14 to the condensed consolidated financial statements).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.7	33.3	34.6	32.4
Amortization of acquired intangible assets	0.8	—	0.6	—

Gross profit	64.5	66.7	64.8	67.6
Operating expenses:
Research and development	8.4	12.1	9.8	11.4
In-process research and development	5.4	0.2	2.4	6.7
Sales and marketing	38.0	40.2	37.9	41.9
General and administrative	17.7	12.9	17.1	17.4
Amortization of acquired intangible assets	1.2	—	0.8	—
Transaction related expenses	—	4.1	2.9	1.4
Restructuring expenses	1.6	—	1.9	—

Total operating expenses	72.3	69.5	72.8	78.8

Operating loss	(7.8)	(2.8)	(8.0)	(11.2)

Other income (expense):
Interest income	0.6	0.1	0.2	0.1
Interest expense	(3.2)	(3.1)	(3.0)	(3.2)
Other income (expense), net	0.2	0.9	0.9	0.2

Total other income (expense)	(2.4)	(2.1)	(1.9)	(2.9)

Loss before taxes	(10.2)	(4.9)	(9.9)	(14.1)
Income tax benefit	(1.7)	(0.3)	(0.7)	0.1

Loss from continuing operations	(8.5)	(4.6)	(9.2)	(14.0)
Income from discontinued operations	0.0	0.3	0.1	0.3

Net loss before non-controlling interest	(8.5)	(4.3)	(9.1)	(13.7)
Net loss attributable to non-controlling interest	—	—	—	—

Net loss	(8.5)%	(4.3)%	(9.1)%	(13.7)%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues. Revenues were $44.8 million for the three months ended September 30, 2010 compared to $30.1 million for the three months ended September 30, 2009, representing an increase of $14.7 million, or 49.0%. The increase of $14.7 million is comprised of $9.9 million of sales from our new Scient’x products, $1.3 million from sales in the Alphatec Europe sales channels, $2.2 million from sales in the Alphatec U.S. sales channels and $1.3 million from sales in the Alphatec Asia sales channels.

U.S. revenues were $30.0 million for the three months ended September 30, 2010 compared to $26.1 million for the three months ended September 30, 2009, representing an increase of $3.9 million, or 15.2%. The increase was primarily due to increased sales of our new Scient’x products in the U.S. ($1.7 million) and increases in our Illico and Biologics product lines, partially offset by decreases in our Novel, Trestle and Core product lines.

Europe revenues were $5.8 million for the three months ended September 30, 2010 compared to $1.0 million for the three months ended September 30, 2009, representing an increase of $4.8 million. The increase was primarily due to the addition of our new Scient’x products ($3.7 million), increased sales in the Alphatec sales channels ($1.4 million) due to increased volume in our Zodiac, Illico and OsseoFix product lines, partially offset by an unfavorable effect of foreign currency exchange rates ($0.3 million).

Asia revenues were $6.0 million for the three months ended September 30, 2010 compared to $3.0 million for the three months ended September 30, 2009, representing an increase of $3.0 million, or 99.7%. The increase was primarily due to the addition of our new Scient’x products ($1.7 million), increased volume in the Alphatec sales channels, ($1.0 million), and the favorable effect of foreign currency exchange rates ($0.3 million).

Rest of World revenues (revenues derived from locations other than the U.S., Asia or Europe) were $3.0 million for the three months ended September 30, 2010 compared to none in the three months ended September 30, 2009. This revenue was related to the addition of our new Scient’x products being sold in Latin America and the Middle East.

Cost of revenues. Cost of revenues was $15.5 million for the three months ended September 30, 2010 compared to $10.0 million for the three months ended September 30, 2009, representing an increase of $5.5 million, or 55.0%. The increase was primarily due to

$5.2 million in product costs associated with the increased sales volume and addition of Scient’x products, increased instrument depreciation costs of $0.9 million based on a larger installed surgical instruments asset base, sales milestone accruals of $0.5 million, and inventory step-up expenses of $0.4 million related to the Scient’x acquisition, offset by decreases of $0.8 million in royalty expenses due primarily to the expiration of the certain patents and $0.7 million in amortization costs due to the full amortization of older intangible assets.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended September 30, 2010 compared to none for the three months ended September 30, 2009. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $28.9 million for the three months ended September 30, 2010 compared to $20.1 million for the three months ended September 30, 2009, representing an increase of $8.8 million, or 44.1%. The increase of $8.8 million is comprised of $3.5 million of gross profit from our new Scient’x products, $0.5 million from gross profit in the Alphatec Europe sales channels, $3.9 million from gross profit in the Alphatec U.S. sales channels and $0.9 million from gross profit in the Alphatec Asia sales channels. Gross margin of 64.5% of revenues for the three months ended September 30, 2010 decreased 2.2 percentage points from the three months ended September 30, 2009 of 66.7%.

Gross profit in the U.S. was 77.8% for the three months ended September 30, 2010 compared to 68.9% for the three months ended September 30, 2009. The increase of 8.9 percentage points was primarily due to improved manufacturing efficiencies and favorable product mix (5.9 percentage points), lower amortization expenses (2.6 percentage points), reduced royalty expenses (3.9 percentage points), and lower period expenses (1.1 percentage points), offset by increased instrument depreciation expense (2.4 percentage points), increased sales milestone accruals (1.5 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (0.7 percentage points).

Gross profit in Europe was 27.6% for the three months ended September 30, 2010 compared to 39.8% for the three months ended September 30, 2009. The decrease of 12.2 percentage points was primarily due to the addition of $0.4 million of costs related to the step-up of inventory and $0.4 million for amortization of acquired intangibles. Without these acquisition-related expenses, gross profit in Europe would have been 41.4%.

Gross profit in Asia was 52.2% for the three months ended September 30, 2010 compared to 57.2% for the three months ended September 30, 2009. The decrease of 5.0% is primarily due to product mix in the Scient’x Asia sales channel.

Gross profit in Rest of World was 27.7% for the three months ended September 30, 2010 compared to 0.0% for the three months ended September 30, 2009. The Company began selling in Rest of World with its acquisition of Scient’x effective March 26, 2010.

Research and development expense. Research and development expense was $3.8 million for the three months ended September 30, 2010 compared to $3.6 million for the three months ended September 30, 2009, representing an increase of $0.2 million, or 3.3%. The increase was primarily related to increased European research and development activities ($0.7 million) and increased U.S. testing activities ($0.1 million) offset by decreased stock based compensation of $0.6 million primarily related to the impact of the Company’s lower stock price on non-employee R&D related stock options.

In-process research and development expense. IPR&D expense was $2.4 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009. In the three months ended September 30, 2010, we incurred expenses of $2.0 million related to our acquisition of technology related to stem cells and $0.4 million related to our acquisition of bone-anchoring screw technology. In the three months ended September 30, 2009, we incurred expenses of $0.1 million related to our acquisition of technology related to an anterior lumbar interbody fusion device.

Sales and marketing expense. Sales and marketing expense was $17.1 million for the three months ended September 30, 2010 compared to $12.1 million for the three months ended September 30, 2009, representing an increase of $5.0 million, or 41.1%. The increase was primarily related to expenses related to increased European sales and marketing activities ($2.3 million), increases in expenses in the Alphatec Asian subsidiary ($0.5 million) and higher U.S. commission expense of $1.2 million due to the higher U.S. sales volume and increased personnel, marketing and consulting expenses ($1.0 million).

General and administrative expense. General and administrative expense was $7.9 million for the three months ended September 30, 2010 compared to $3.9 million for the three months ended September 30, 2009, representing an increase of $4.0 million, or 103.7%. The increase was primarily related to increased European general and administrative activities ($1.9 million), increases in expenses in the Alphatec Asian subsidiary ($0.2 million) and increases in U.S. general and administrative expenses of $1.9 million. $1.2 million of the $1.9 million increase in U.S. expenses is attributed to the absence of a benefit recognized in 2009 which was related to a reduction of $1.2 million in legal expenses related to the settlement of a litigation matter. The remaining $0.7 million increase is primarily related to increased regulatory, integration costs and other administrative costs, partially offset by a decrease in legal and litigation expenses.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended September 30, 2010 compared to none for the three months ended September 30, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $0.7 million for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009. The restructuring expenses were due to severance expenses incurred in connection with restructuring activities in the United States and Europe.

Interest Income. Interest income was $0.3 million for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009, representing an increase of $0.3 million. The increase in interest income was due to higher cash balances on hand during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Interest Expense. Interest expense was $1.4 million for the three months ended September 30, 2010 compared to $0.9 million for the three months ended September 30, 2009, representing an increase of $0.5 million, or 52.2%. Interest expense in both periods consisted primarily of interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation.

Other income (expense), net. Other income (expense), net was $0.1 million for the three months ended September 30, 2010 compared to $0.3 million for the three months ended September 30, 2009, representing a decrease in income of $0.2 million. The decrease was due to less foreign currency exchange gains realized in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Income tax. Income tax was a benefit of $0.8 million for the three months ended September 30, 2010. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues. Revenues were $125.6 million for the nine months ended September 30, 2010 compared to $87.4 million for the nine months ended September 30, 2009, representing an increase of $38.2 million, or 43.8%. The increase of $38.2 million is comprised of $19.6 million of sales from our new Scient’x products, $8.5 million from sales in the Alphatec Europe sales channels, $7.9 million from sales in the Alphatec U.S. sales channels and $2.2 million from sales in the Alphatec Asia sales channels.

U.S. revenues were $87.8 million for the nine months ended September 30, 2010 compared to $76.2 million for the nine months ended September 30, 2009, representing an increase of $11.6 million, or 15.1%. The increase was primarily due to increased sales of our new Scient’x products in the U.S. ($3.6 million) and increases in our Illico, Zodiac, Trestle and Biologics product lines, partially offset by decreases in our Core and Solanas product lines.

Europe revenues were $18.5 million for the nine months ended September 30, 2010 compared to $2.4 million for the nine months ended September 30, 2009, representing an increase of $16.1 million, or 667.8%. The increase was primarily due to the addition of our new Scient’x products ($8.1 million), and increased sales in the Alphatec sales channels ($9.1 million) due to increased volume in our Zodiac, Illico and OsseoFix product lines, partially offset by an unfavorable effect of foreign currency exchange rates ($1.1 million).

Asia revenues were $14.3 million for the nine months ended September 30, 2010 compared to $8.7 million for the nine months ended September 30, 2009, representing an increase of $5.6 million, or 64.0%. The increase was primarily due to the addition of our new Scient’x products ($3.6 million), increased volume in the Alphatec sales channels, ($1.8 million), and the favorable effect of foreign currency exchange rates ($0.2 million).

Rest of World revenues were $5.0 million for the nine months ended September 30, 2010 compared to none in the nine months ended September 30, 2009. This revenue was related to the addition of our new Scient’x products being sold in Latin America and the Middle East.

Cost of revenues. Cost of revenues was $43.5 million for the nine months ended September 30, 2010 compared to $28.3 million for the nine months ended September 30, 2009, representing an increase of $15.2 million, or 53.7%. The increase was primarily due to $12.3 million in product costs associated with the increased sales volume and addition of Scient’x products, increased instrument depreciation costs of $2.5 million based on a larger installed surgical instruments asset base, sales milestone accruals of $1.1 million, and inventory step-up expenses of $0.8 million related to the Scient’x acquisition, offset by decreases of $1.0 million in amortization costs due to the full amortization of older intangible assets and decreased royalty expenses of $0.5 million due primarily to the expiration of the certain patents.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the nine months ended September 30, 2010 compared to none for the nine months ended September 30, 2009. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $81.3 million for the nine months ended September 30, 2010 compared to $59.0 million for the nine months ended September 30, 2009, representing an increase of $22.3 million, or 37.7%. Gross margin of 64.8% of revenues for the nine months ended September 30, 2010 decreased 2.8 percentage points from the nine months ended September 30, 2009 of 67.6%. The increase of $22.3 million is comprised of $8.8 million of gross profit from our new Scient’x products, $3.6 million from gross profit in the Alphatec Europe sales channels, $8.4 million from gross profit in the Alphatec U.S. sales channels and $1.5 million from gross profit in the Alphatec Asia sales channels.

Gross profit in the U.S. was 73.1% for the nine months ended September 30, 2010 compared to 69.6% for the nine months ended September 30, 2009. The increase of 3.5 percentage points was primarily due to improved manufacturing efficiencies and favorable mix, partially offset by modest price erosion (3.2 percentage points), reduced royalty expenses (2.1 percentage points), lower amortization expenses (1.6 percentage points) and lower period expenses (1.0 percentage points), offset by increased instrument depreciation expense (2.2 percentage points), increased sales milestone accruals (1.3 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (0.9 percentage points).

Gross profit in Europe was 39.3% for the nine months ended September 30, 2010 compared to 40.0% for the nine months ended September 30, 2009. Gross profit in Europe for the nine months ended September 30, 2010 includes $0.8 million of costs related to the step-up of inventory and $0.7 million for amortization of acquired intangibles. Without these acquisition-related expenses, gross profit in Europe would have been 47.7%.

Gross profit in Asia was 55.4% for the nine months ended September 30, 2010 compared to 57.3% for the nine months ended September 30, 2009. The decrease of 1.9% is primarily due to product mix in the Scient’x Asia sales channel.

Gross profit in Rest of World was 39.9% for the nine months ended September 30, 2010 compared to none for the nine months ended September 30, 2009. The Company began selling in Rest of World with its acquisition of Scient’x effective March 26, 2010.

Research and development expense. Research and development expense was $12.3 million for the nine months ended September 30, 2010 compared to $9.9 million for the nine months ended September 30, 2009, representing an increase of $2.4 million, or 24.3%. The increase was primarily related to increased European research and development activities ($1.4 million), and increased testing and consulting expenses for new products, specifically, Solus, ELA Stem Cells and prototypes ($1.6 million), offset by decreased stock based compensation of $0.6 million primarily related to the impact of the Company’s lower stock price on non-employee R&D related stock options.

In-process research and development expense. IPR&D expense was $3.0 million for the nine months ended September 30, 2010 compared to $5.8 million for the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we incurred expenses of $2.5 million related to our acquisition of technology related to stem cells, $0.4 million related to our acquisition of bone-anchoring screw technology and $0.1 million related to our acquisition of technology related to an anterior cervical plate system. In the nine months ended September 30, 2009, we incurred expenses of $3.6 million related to a development milestone that was achieved in connection with our intellectual property involving an expandable pedicle screw ($1.8 million in stock and $1.8 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to an anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to an interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.2 million combined for nine IPR&D collaborations with third parties.

Sales and marketing expense. Sales and marketing expense was $47.6 million for the nine months ended September 30, 2010 compared to $36.6 million for the nine months ended September 30, 2009, representing an increase of $11.0 million, or 29.9%. The increase was primarily related to expenses related to increased European sales and marketing activities ($5.2 million), increases in expenses in the Alphatec Asian subsidiary ($0.8 million) and due to higher commission expense of $2.1 million due to the higher U.S. sales volume and increased selling, marketing and medical education expenses ($2.9 million).

General and administrative expense. General and administrative expense was $21.5 million for the nine months ended September 30, 2010 compared to $15.2 million for the nine months ended September 30, 2009, representing an increase of $6.3 million, or 41.3%. The increase was primarily related to increased European general and administrative activities ($3.2 million), increases in expenses in the Alphatec Asian subsidiary ($0.3 million), and increases in U.S. general and administrative expenses of $2.8 million. $1.7 million of the $2.8 million increase in U.S. expenses is attributed to the absence of two benefits recognized in 2009; one related to a reduction of $0.5 million in a payroll tax contingency reserve and the other related to a reduction of $1.2 million in legal expenses related to the settlement of a litigation matter. The remaining $1.1 million increase is primarily related to increased regulatory, integration costs and other administrative costs, partially offset by a decrease in legal and litigation expenses.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.0 million for the nine months ended September 30, 2010 compared to none for the nine months ended September 30, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $3.6 million for the nine months ended September 30, 2010 compared to $1.2 million for the nine months ended September 30, 2009, representing an increase of $2.4 million, or 194.4%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $2.4 million for the nine months ended September 30, 2010 compared to none for the nine months ended September 30, 2009. The restructuring expenses were due to severance and other administrative expenses incurred in connection with restructuring activities in the United States and Europe, as well as the cost of exiting two terminated European distributor agreements.

Interest Income. Interest income was $0.3 million for the nine months ended September 30, 2010 compared to $0.1 million for the nine months ended September 30, 2009, representing an increase of $0.2 million. The increase in interest income was due to higher cash balances on hand during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Interest Expense. Interest expense was $3.7 million for the nine months ended September 30, 2010 compared to $2.7 million for the nine months ended September 30, 2009, representing an increase of $1.0 million, or 35.1%. Interest expense in both periods consisted primarily of interest expense for our loan agreement and line of credit with Silicon Valley Bank and Oxford Finance Corporation.

Other income (expense), net. Other income (expense), net was $1.1 million for the nine months ended September 30, 2010 compared to $0.2 million for the nine months ended September 30, 2009, representing an increase in income of $0.9 million. The increase was due to greater foreign currency exchange gains realized in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Income tax. Income tax was a benefit of $0.9 million for the nine months ended September 30, 2010. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,790)	$(1,283)	$(11,479)	$(11,969)
Stock-based compensation	573	1,098	2,326	2,563
Depreciation	3,586	2,292	9,462	6,234
Amortization of intangible assets	122	854	1,245	2,410
Amortization of acquired intangible assets	906	—	1,744	—
In-process research and development	2,425	50	2,967	5,833
Interest expense, net	1,155	915	3,425	2,698
Income tax benefit	(770)	(94)	(899)	(68)
Other (income) expense, net	(70)	(285)	(1,062)	(190)
(Income) from discontinued operations	—	(81)	(78)	(264)
Acquisition-related inventory step-up	419	—	832	—
Transaction related expenses	6	1,240	3,651	1,240
Restructuring expenses	702	—	2,389	—

Adjusted EBITDA	$5,264	$4,706	$14,523	$8,487

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

The following is a reconciliation of non-GAAP net income (loss) to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(3,790)	$(1,283)	$(11,479)	$(11,969)
In-process research and development	2,425	50	2,967	5,833
Acquisition-related inventory step-up	419	—	832	—
Amortization of acquired intangible assets	906	—	1,744	—
Transaction related expenses	6	1,240	3,651	1,240
Restructuring expenses	702	—	2,389	—

Non-GAAP net income (loss)	$668	$7	$104	$(4,896)

The following is a reconciliation of non-GAAP net income (loss) per share to the most comparable GAAP measure, net loss per common share, for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.15)	$(0.25)
In-process research and development	0.03	0.00	0.04	0.12
Acquisition-related inventory step-up	0.00	—	0.01	—
Amortization of acquired intangible assets	0.01	—	0.02	—
Transaction related expenses	0.00	0.02	0.05	0.03
Restructuring expenses	0.01	—	0.03	—

Non-GAAP net income (loss) per common share-basic and diluted	$0.01	$0.00	$0.00	$(0.10)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except gross margin and share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro Forma Combined:
Revenues	$44,846	$43,949	$136,927	$124,214
Loss from operations	$(2,767)	$(2,352)	$(5,209)	$(18,468)
Net loss	$(3,082)	$(3,569)	$(5,922)	$(20,223)
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.28)
Gross margin	64.5%	63.0%	63.6%	61.2%
Pro Forma Adjusted EBITDA	$5,264	$3,814	$15,116	$3,744

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro Forma net loss	$(3,082)	$(3,569)	$(5,922)	$(20,223)
Stock-based compensation	573	1,367	2,429	3,019
Depreciation	3,586	2,529	9,832	7,102
Amortization of intangible assets	1,028	1,785	3,830	4,974
In-process research and development	2,425	50	2,967	5,833
Interest expense, net	1,155	998	3,605	2,964
Income tax benefit	(770)	(511)	(971)	(1,806)
Other (income) expense, net	(70)	786	(1,870)	781
(Income) from discontinued operations	—	(81)	(78)	(264)
Acquisition-related inventory step-up	419	436	1,268	1,285
Non-controlling interest	—	24	26	79

Pro Forma Adjusted EBITDA	$5,264	$3,814	$15,116	$3,744

The pro forma information is not necessarily indicative of what the results of operations actually would have been had the acquisition been completed on the date indicated. In addition, it does not purport to project the future operating results of the combined entity. The pro forma condensed combined financial information is presented for illustrative purposes only and does not reflect the realization of potential cost savings, revenue synergies or any restructuring costs.

Liquidity and Capital Resources

At September 30, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $28.9 million, accounts receivable, net of $43.2 million, and remaining amounts available under our credit facility of $2.6 million. We believe such amounts and cash raised in an April 2010 equity offering will be sufficient to fund our projected operating requirements through at least September 30, 2011, including the integration of Scient’x as discussed below.

In March 2010, we amended our Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporation, or, the Lenders, that we had entered in December 2008 (See “Credit Facility and Other Debt” below). In conjunction with the Credit Facility, we were required to maintain compliance with quarterly financial covenants, which included a minimum level of revenues and a minimum level of adjusted EBITDA. The covenant requirements have been revised and under the amended Credit Facility consist of a cash-flow covenant to maintain a minimum fixed charge coverage ratio. The minimum fixed charge coverage ratio increases from the second quarter 2010 to the third quarter 2010 and is consistent thereafter. There is also a requirement for us to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. In October 2010, we amended our Credit Facility (see “Subsequent Events—Debt Refinancing” below).

On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on the Company’s plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, we will have sufficient working capital to fund our cash requirements through September 30, 2011.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of September 30, 2010.

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

Operating Activities

We used net cash of $13.2 million in operating activities for the nine months ended September 30, 2010. During this period, net cash used in operating activities primarily consisted of a net loss of $11.5 million and a decrease in working capital and other assets of $19.5 million, which were partially offset by $17.8 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $19.5 million consisted of increases in accounts receivable of $5.1 million, increases in inventory of $13.3 million in support of the higher sales volume, increases in prepaid expenses and other assets of $1.4 million and decreases in accounts payable of $1.4 million partially offset by increases in accrued expenses and other liabilities of $0.8 million and increases in deferred revenues of $0.9 million.

Investing activities

We used net cash of $10.2 million from investing activities for the nine months ended September 30, 2010 primarily from the purchase of $11.6 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment and the purchase of intangible assets of $0.5 million, partially offset by cash received of $1.6 million from our acquisition of Scient’x and $0.3 million in proceeds from the sale of IMC Co.

Financing activities

We generated net cash of $43.3 million from financing activities for the nine months ended September 30, 2010. In February 2010, we entered into subscription agreements to sell shares of our common stock. Net proceeds from such sale totaled $6.5 million. In April we completed a public offering to sell shares of our common stock, generating $43.1 million in net proceeds after the payment of expenses. In addition, net proceeds from borrowings under our line of credit totaled $2.6 million and we generated cash of $0.2 million from the exercise of stock options. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $9.3 million.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, we are required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million is due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest only payments are due monthly and the principal is due at maturity in April 2012.

On March 26, 2010, we amended our Loan and Security Agreement, or as amended, the Credit Facility, with the Lenders. The working capital line of credit has been increased by $10 million, to $25 million. In addition, we combined the previously existing term loan facility provided by Oxford Finance Corporation to Scient’x with our existing term loan facility. Commencing in the second quarter 2010, the amended term loan will collectively not exceed $19.5 million.

Our term loan interest rate was amended to a fixed rate of 12.0%. We are required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million has been increased by $0.2 million to $1.0 million. The finance charge is being accrued to interest expense through April 2012, when it is due and payable. We will pay a prepayment penalty if the loan is repaid prior to maturity. The balance of our term loan as of September 30, 2010 was $9.8 million, net of the debt discount.

In May 2009, Scient’x had entered into a term loan facility with Oxford Finance Corporation for $7.5 million. This term loan has been included under the Credit Facility. Scient’x’s term loan carries a fixed interest rate of 12.42%. Scient’x is required to repay the principal plus interest in 36 equal monthly installments, ending in September 2012. In connection with the Credit Facility, the Scient’x term loan finance charge has been increased to $0.5 million. The finance charge will be accrued to interest expense through September 2012, when it is due and payable. The collateral granted to Oxford under the original term loan facility will remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues has been eliminated under the Credit Facility. The balance of Scient’x’s term loan as of September 30, 2010 was $5.5 million.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments are due monthly and the principal is due at maturity in April 2012. As of September 30, 2010, we had $2.6 million remaining available to be drawn under the working capital line of credit based on our eligible borrowing base.

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

To secure the repayment of any amounts borrowed under the Credit Facility, we granted to the Lenders a first priority security interest in all of our assets, other than our owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of the Lenders. Additionally, the Lenders received a pledge on a portion of the Scient’x shares owned by us.

Commencing in the second quarter of 2010, we (including Scient’x) are also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. We are also required to maintain a cash balance with Silicon Valley Bank equal to at least $10 million. As of September 30, 2010, we were in compliance with the financial covenants set forth in the Credit Facility.

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

During the three and nine months ended September 30, 2010, we repaid $0 and $1.8 million, respectively, and drew an additional $1.0 million and $2.6 million, respectively, on the working capital line of credit. The balance of the line of credit as of September 30, 2010 was $15.5 million. The balance on the combined term loans was $15.3 million, net of the debt discount. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which is recorded as a non-cash interest expense, totaled $0.5 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.8 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of September 30, 2010, the balance of the notes and the bond totaled $0.5 million.

We and Scient’x have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of September 30, 2010, the balance of these capital leases totaled $0.4 million.

We have a note payable with Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of September 30, 2010 was $0.1 million.

During the second quarter of 2010, we executed a financing agreement totaling $0.5 million for the payment of premiums on various insurance policies. The financing arrangement bears interest at a rate of 3.75% and is payable through March 2011. The balance of such financing agreement as of September 30, 2010 totaled $0.3 million.

In February 2010, we executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of September 30, 2010 was $0.6 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of September 30, 2010 was $0.1 million.

Subsequent Event-Debt Refinancing

On October 29, 2010, we amended and restated our Credit Facility with Silicon Valley Bank, or the Amended Loan Agreement. As part of the Amended Loan Agreement, Oxford Finance Corporation, or Oxford, was removed as a co-lender. The Amended Loan Agreement consists of a working capital line of credit, which permits us to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The working capital line of credit is intended to refinance our existing debt facilities and support future working capital needs.

Upon execution of the Amended Loan Agreement, we drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $32 million. The funds from the working capital line of credit were used to pay off our then-existing term loan of $9.5 million with Silicon Valley Bank and Oxford and Scient’x’s then-existing term loan of $5.3 million with Oxford. In connection with the termination of both term loans, we paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.3 million. We incurred debt issuance costs on the Amended Loan Agreement of $0.6 million, which included an upfront fee of $0.2 million paid to Silicon Valley Bank. The debt issuance costs will be capitalized and amortized over the term of the loan using the effective interest method. In addition, we will record non-cash interest expense of approximately $0.9 million to write off our debt issuance costs and debt discount related to our prior term loans.

To secure the repayment of any amounts borrowed under the Amended Loan Agreement, we granted to SVB a first-priority security interest in all of our assets, other than its owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of Silicon Valley Bank.

The Amended Loan Agreement contains customary lending and reporting covenants, which, among other things, prohibit us from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Loan Agreement. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on us, the interest to be charged pursuant to the Amended Loan Agreement will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

Contractual Obligations and Commercial Commitments

Total contractual obligations and commercial commitments as of September 30, 2010 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2010 (3 months)	2011	2012	2013	2014	Thereafter
Line of credit with SVB/Oxford	$15,549	$—	$—	$15,549	$—	$—	$—
Alphatec term loan with SVB/Oxford	9,993	1,455	6,274	2,264	—	—	—
Scient’x term loan with SVB/Oxford	5,488	713	3,084	1,691	—	—	—
Term loan finance charges	1,518	—	—	1,518	—	—	—
Notes payable to Microsoft	60	45	15	—	—	—	—
Notes payable to Oracle	625	82	338	205	—	—	—
Notes payable for insurance premiums	272	135	137	—	—	—	—
Notes and bond payable to Japanese banks	534	78	268	130	54	4	—
Scient’x notes payable with French government agency	101	—	101	—	—	—	—
Capital lease obligations	433	59	158	158	58	—	—
Operating lease obligations	15,455	1,009	3,290	2,840	2,644	2,180	3,492
Guaranteed minimum royalty obligations	5,638	213	925	1,250	1,250	1,000	1,000
New product development milestones (1)	11,112	1,800	5,312	4,000	—	—	—

Total	$66,778	$5,589	$19,902	$29,605	$4,006	$3,184	$4,492

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2010 through 2012.

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

Scient’x has three leased office locations and a manufacturing and distribution warehouse in Europe. Scient’x also has a leased office and warehouse location in the U.S. in which it is obligated to make lease payments even though the Scient’x U.S. operations have been consolidated. The leased facilities range in size from approximately 2,000 to 21,900 square feet. The leases expire on various dates through September 2016. Scient’x also maintains sales offices in Singapore, Dubai, Milan, Argentina and the United Kingdom.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$72	$80	$195	$183
Research and development	(307)	342	24	671
Sales and marketing	364	289	854	637
General and administrative	444	387	1,253	1,072

Total	$573	$1,098	$2,326	$2,563

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

During the three months ended September 30, 2010, we recorded a reduction in compensation cost in research and development due to the reduction in fair value for non-employee based awards.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance that requires entities to allocate revenue in an arrangement of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other prescribed means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of September 30, 2010, our outstanding floating rate indebtedness totaled $15.5 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million. Other outstanding debt consists of fixed rate instruments, including the term loans and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended September 30, 2010.

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

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in September 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in California state court and federal court in New York. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec has appealed such ruling. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec has appealed this ruling. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

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

Securities Class Action Lawsuit

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against the Company and certain of our directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. HealthpointCapital is also a defendant in this matter. The complaint alleges that the Company made false and/or misleading statements, as well as failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the financial guidance for the Company following the closing of the acquisition. The complaint seeks a determination that the action may be maintained as a class action, an award of unspecified monetary damages and other unspecified relief. No assurances can be given as to the timing or outcome of this lawsuit.

Derivative Actions

On August 25, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of our directors and certain of our officers. HealthpointCapital is also a defendant in this matter. The Company has been named as a nominal defendant in the action. The complaint alleges that our directors and certain of our officers breached their fiduciary duties to the Company by making allegedly false statements that led to unjust enrichment to HealthpointCapital and certain directors of the Company. The complaint seeks an unspecified amount of damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. No assurances can be given as to the timing or outcome of this lawsuit.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended September 30, 2010 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
July 2010	109	$0.0005	—	—
August 2010	—	$—	—	—
September 2010	—	$—	—	—

(1)	Not included in the table above are 15,817 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Peter Wulff, dated October 11, 2010.

10.2	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: November 8, 2010

Exhibit Index

10.1	Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Peter Wulff, dated October 11, 2010.

10.2	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.