Form 10-K
period 2010-12-31
Alphatec Holdings, Inc.
filed 2011-03-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52024

ALPHATEC HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2463898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5818 El Camino Real, Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 431-9286

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2010 was approximately $236.8 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2011 was 89,041,663.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2010

PART I

Item 1.	Business

We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 5818 El Camino Real, Carlsbad, California 92008. In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. and “Scient’x” refers to our wholly-owned operating subsidiary, Scient’x S.A.S., and its subsidiaries.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fractures, disorders related to poor bone quality, and spinal stenosis. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions, which is estimated to be more than $9.0 billion in revenue in 2010 and is expected to grow between 6%-8% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic, and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. In addition, we sell products made of allograft, which is human tissue that surgeons can use in place of metal and PEEK. We also sell bone-grafting products and products to promote bone fusion that are comprised of both human tissue and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA.

Strategy

Our strategy is to be the world’s leading independent full-line spine company, with a focus on solutions for the aging spine. The aging spine has unique characteristics and our aging spine solutions are targeted at providing superior efficacy in treating patients who suffer from poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. To further differentiate our solutions, we have incorporated minimally invasive access techniques and biologics-based solutions into our portfolio to improve patient outcomes. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons are a critical component of the product development process. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

The key elements of our strategy are:

•

Provide a Full Range of Spine Disorder Products and Continually Expand our Product Offerings. We offer a full range of spinal devices and surgical instruments used to treat spine disorders. We believe that this comprehensive approach enables us to maximize our revenue for each procedure by fulfilling a greater portion of a surgeon’s spine product needs. We intend to continue to enhance our product offerings by developing technologies that we can market through our sales organization to our established surgeon base and surgeons not yet using our products.

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

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of over 110 independent distributors, which we believe employ approximately 270 sales representatives. We also employ 31 direct sales representatives and sales management employees and executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives and sales management employees and executives. We train, educate and support our independent distributors, often our first point of contact with surgeons, as if they were part of our organization.

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

•

Grow our International Business. As the result of our acquisition of Scient’x, which transaction closed in March 2010, we now have an established global platform from which we can grow internationally. In addition to our previously existing subsidiaries in Japan and Hong Kong, as a result of the Scient’x acquisition we added a direct sales force in each of France, Italy and the U.K., and independent distributors in Europe, South America, the Middle East, China and Latin America. We plan to continue expanding our distribution network and product offerings throughout the world. In addition, we also plan to continue to obtain regulatory clearances and distribution networks in other areas of the world where we can benefit from selling our unique products and technologies.

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

Some of the most common medical conditions affecting the spine are as follows:

•

Degenerative disc disease is a common medical condition affecting the cervical, thoracic and lumbar regions of the spine and refers to the degeneration of the disc from aging and repetitive stresses, resulting in a loss of flexibility, elasticity and shock-absorbing properties. As degenerative disc disease progresses, the space between the vertebrae narrows, or the disc can bulge or rupture, which can pinch the nerves exiting the spine and result in back pain, leg pain, numbness and loss of motor function. This back pain can be overwhelming for patients as the resulting pain can have significant physical, psychological and financial implications.

•

A Vertebral compression fracture, or VCF, occurs when a vertebra in the spinal column fractures or collapses. Vertebral compression fractures have multiple acute and chronic consequences, including back pain, loss of back function and diminished quality of life. Chronic consequences of a VCF can also result in pulmonary and gastric dysfunction, as well as depression. Deformity resulting from a VCF worsens these problems and can increase the risk of another fracture, which can further exacerbate complications from the initial VCF, including an increase in the loss of mobility and ultimately increased mortality.

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings. In addition, outside of the U.S. we sell solutions for treating vertebral compression fractures and spinal stenosis. Certain of our biologics offerings are used as an alternative to PEEK or metal products while others complement our PEEK and metal products by promoting fusion.

The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development by market segment. Certain systems and products are described in greater detail below the chart. Items marked with an asterisk are not available for sale in the U.S.

Current Products:

Market Segment	Key Products
Cervical and Cervico-thoracic	Trestle Anterior Cervical Plate Solanas Posterior Cervico/Thoracic Fixation System DiscoCerv Artificial Disc* PCB Evolution*
Thoracolumbar	Zodiac Degenerative Fixation System Zodiac Smart Set Deformity Fixation System TTL IN/Xenon Fixation System Isobar Evolution Dynamic Rod* ASPIDA ALIF Plate
Spinal Spacers	Novel Spinal Spacers Solus Locking ALIF Spacer* Samarys*/Samarys RF* TeCorp*
Minimally Invasive Surgery (MIS)	Illico MIS System GLIF/Arc Portal Access System OsseoScrew MIS System* Epicage TLIF System
Aging Spine	OsseoFix Spinal Fracture Reduction System* OsseoFix+ Vertebroplasty System OsseoScrew Spinal Fixation System* HeliFix Interspinous Spacer System*
Biologics

AlphaGraft Structural Allograft Spacers

AlphaGraft Demineralized Bone Matrix

PureGen Osteoprogenitor Cell Allograft

AlphaGraft ProFuse Demineralized Bone Scaffolds

AmnioShield Amniotic Membrane

AlphaGUARD Anterior Vessel Guard

Products in Development (None of the following products are currently available for sale):

Market Segment	Key Products
Cervical and Cervico-thoracic	Avalon Occipital Plate Preview Anterior Cervical Plate
Thoracolumbar	Next-Generation Degenerative and Deformity Screw Systems
MIS	Raptor Facet Fixation System
Aging Spine	OsseoFix Next-Generation Implant

Cervical and Cervico-Thoracic Products

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

Posterior Cervico/Thoracic Fixation Products

Solanas Posterior Cervico/Thoracic Fixation System

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

Thoracolumbar Fixation Products

Zodiac Degenerative Fixation System

Our Zodiac Degenerative Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, and advanced instruments. We believe our Zodiac Degenerative Fixation System offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac Degenerative Fixation System has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each construct depending on the patient’s needs. Our Zodiac Degenerative Fixation System is designed to be used in connection with our Novel Spacers and our AlphaGraft Allograft spacers.

Zodiac Smart Set Deformity Fixation System

Our Zodiac Smart Set Deformity Fixation System is designed to be used in conjunction with many of our other products, including our Zodiac Degenerative Fixation System, our Novel Spacers and our AlphaGraft Allograft Spacers. Our Zodiac Smart Set Deformity Fixation System has components such as polyaxial screws, and is complemented by fixed and uniplanar screws, rods in multiple alloys, connectors and instrumentation that are designed to enable the surgeon to address patient-specific spinal deformities.

ASPIDA Anterior Lumbar Interbody Fusion, or ALIF, Plate System

Our ASPIDA ALIF Plate System is designed to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw and rod systems. Our ALIF Plate System is designed to provide surgeons with the option of performing a single anterior procedure without having the need for a complementary posterior procedure. The ALIF Plate System is designed to be anatomically shaped and have a low profile, which should minimize the risk of irritation or damage to the adjacent tissue.

Spinal Spacers

Novel PEEK and Titanium Spacers

Our family of Novel PEEK and titanium spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer multiple unique implant designs, each of which is available in numerous shapes and heights. Our Novel PEEK spinal spacers have been approved for use in both the lumbar and cervical regions of the spine. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our Novel spacers helps prevent movement after placement and enhances the stability of the overall construct. Our Novel PEEK spacers are not visible during a magnetic resonance imaging, which allows the surgeon to better assess the progress of the healing process following surgery.

Solus Locking ALIF Spacer

Our Solus locking spinal spacer is a zero-profile device offering four points of fixation for improved stability. Solus features a one-step insertion and deployment feature and is used in ALIF procedures. This product has been submitted to the FDA for 510(k) clearance. Solus is available for sale in the European Union.

Minimally Invasive Surgery, or MIS Products

Illico Minimally Invasive System

The Illico Minimally Invasive System is a cannulated pedicle screw and rod system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the surgical site by using a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that the Illico System will significantly reduce the length of posterior surgeries that use pedicle screws. We also believe that the Illico System limits trauma to the tissue surrounding the location of the surgery, which is designed to enable patients to recover faster.

Guided Lumbar Interbody Fusion, or GLIF, Technique and ARC Portal Access System

Our GLIF technique, used in conjunction with our ARC Portal Access System, is a unique access system that is designed to allow surgeons to perform a minimally invasive procedure from multiple surgical planes without the need for a second incision or repositioning of the patient. The GLIF technique is intended to reduce the length of the procedure, reduce trauma to the patient and reduce the post-surgery recovery period.

Aging Spine

OsseoFix Spinal Fracture Reduction System

Our OsseoFix system provides a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted in a minimally invasive manner into a vertebral body to treat a VCF. The OsseoFix system is designed to provide the surgeon with control over the placement and expansion of the device as the fracture is treated. In addition, the OsseoFix system is designed to use less bone cement than current standards of care and may overcome one of the primary complications of kyphoplasty and vertebroplasty, which is the potential risk of extravasation of PMMA bone cement into the spinal canal or venous system, which we believe carries a benefit to the patient. The OsseoFix System is undergoing a clinical trial in the U.S. in connection with its 510(k) application. OsseoFix is available for sale in the European Union.

OsseoFix+ Vertebroplasty System

Our OsseoFix+ product consists of our bone cement and a mixing and delivery system that can be used in a stand-alone vertebroplasty procedure.

OsseoScrew Spinal Fixation System

The OsseoScrew Spinal Fixation is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew Spinal Fixation System will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace. This product has been submitted to the FDA for 510(k) clearance. The OsseoScrew Spinal Fixation System is available for sale in the European Union.

Helifix Interspinous Spacer System

Our Helifix Interspinous Spacer System is designed to be inserted in a minimally invasive manner into a patient’s spinous process to treat lumbar spinal stenosis. Helifix is a non-fusion interspinous device designed to provide relief from lumbar spinal stenosis by widing the spinal canal and decompressing the level of the compressed nerve, providing flexion in the posterior elements. The Helifix Interspinous Spacer System is not available for sale in the U.S. The Helifix Interspinous Spacer System is available for sale in the European Union.

Biologics

AlphaGraft Structural Allograft Spacers

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. We have multiple distinct cervical allograft spacer designs. Additionally, we offer a posterior lumbar allograft spacer. This gives the surgeon several variations of size and shape to choose from during a surgical procedure. Our allograft spacers also come in a variety of densities, permitting surgeons to decide whether to place an emphasis on rigidity, by using a dense allograft, or porosity, by using a less-dense allograft. In addition, many of our allograft spacers are packaged in our VIP packaging system. The VIP system is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. With the use of a vacuum, the VIP system allows for enhanced infusion of fluids into either our ProFuse or structural allograft products. This rapid hydration system is designed to reduce the length of a surgical procedure by allowing the surgeon to significantly reduce the amount of time required for hydration.

Alphagraft Demineralized Bone Matrix

Our Alphagraft Demineralized Bone Matrix consists of demineralized human tissue that is mixed with a bioabsorbable carrier and used in surgery for bone grafting.

PureGen Osteoprogenitor Cell Allograft

Pursuant to our agreement with Parcell Spine, LLC, or Parcell Spine, an affiliate of Parcell Laboratories, Alphatec Spine has the exclusive right to market and sell our PureGen Osteoprogenitor Cell Allograft, an unique adult stem cell that possesses self-renewal and bone regenerative capabilities.

AlphaGraft ProFuse Demineralized Bone Scaffold

Our AlphaGraft ProFuse Bone Scaffold consists of a sponge-like demineralized bone matrix that has been cut into precise sizes to fit within our spinal spacers. The AlphaGraft ProFuse product provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffold expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The AlphaGraft ProFuse scaffold comes pre-packaged in our proprietary VIP vacuum infusion packaging system.

AmnioShield Amniotic Membrane

Pursuant to an agreement with a third-party supplier, we have the right to market and sell our privately labeled AmnioShield Amniotic Membrane product, an in-vivo reabsorbable wound covering derived from the amniotic membrane that delivers a defensive barrier at the site where it is placed.

AlphaGUARD Anterior Vessel Guard

Pursuant to an agreement with a third-party supplier, we have the right to market and sell our privately labeled AlphaGUARD Anterior Vessel Guard product, a non-reabsorbable synthetic membrane used for vessel protection in connection with anterior spine surgery.

Sales and Marketing

Our U.S. sales force consists of over 110 independent distributors, which we believe employ approximately 270 agents dedicated to selling our products in the U.S., and 31 direct sales representatives and sales management employees and executives. In general, in the U.S., although surgeons in the U.S. make the ultimate decision to use our products, we bill hospitals for the products that are used and pay commissions to our independent distributors and direct sales agents based on payments received from hospitals. In general, outside of the U.S. we sell products directly to distributors, and the distributors resell the products to hospitals. We compensate our sales management employees and sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to exclusively sell our products both within and outside of their allocated sales territory. We offer each of our independent distributors and direct sales representatives sales and product training programs. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals. We plan on expanding our global sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In France, Italy and the U.K. we have a direct sales force consisting of an aggregate of 26 direct sales representatives, and in Europe and the Middle East/Africa we have an aggregate of 33 independent distributors. In Japan, our sales and marketing activities are conducted through our subsidiary Alphatec Pacific, Inc., or Alphatec Pacific. Alphatec Pacific has 20 sales and marketing employees. We intend to continue to increase our direct sales force at Alphatec Pacific and also increase the emphasis that Alphatec Pacific places on selling our spinal disorder solutions to the large and growing Asian market. In the remainder of Asia (excluding Japan), our sales and marketing activities are conducted through our subsidiaries Milverton Ltd., or Milverton and Scient’x Asia Pacific. Through these two entities we have 6 direct sales representatives and sales managers and 10 independent distributors selling our products. In Latin America we plan to conduct our sales and marketing activities through a newly acquired subsidiary, Cibramed Products Medicos Ltda., which we plan to rename Alphatec Spine do Brasil. Currently, we have five sales and marketing employees in Latin America, and eight independent distributors selling our products in Latin America.

In the markets in which we have a direct sales force, we bill the hospitals for the products that are used. In markets that use independent distributors, we sell our products to the distributor, and the distributor resells the products to the hospital. We plan to continue expanding our distribution network and product offerings throughout the world. Similar to our sales and marketing activities in the U.S., we market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences, including the International Spine Research and Innovation and Argos and Sisyphean Spinal Society meetings, in the United States, Europe, Asia and Latin America.

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

Research and Development

Our research and development department has extensive experience in developing products to treat spine pathologies. Our research and development department works closely with our Scientific Advisory Board and surgeon collaborators to design products that are intended to improve patient care, simplify surgical techniques and reduce overall costs. We are focusing our research and development efforts in two major strategic areas. First, we focus on continually enhancing and upgrading our current product portfolio and supplementing it with new products where appropriate. Second, we devote significant resources to developing complementary products and unique technologies to create new solutions to address spinal pathologies that affect the aging spine. Our goal is to become the market leader in providing solutions for the aging spine by developing products that have superior efficacy for patients who suffer from conditions that disproportionally affect the aging spine, such as poor bone density, a VCF, adult deformity or scoliosis, degenerative disc disease and spinal stenosis. We also plan to continue development programs initiated by Scient’x for developing and commercializing semi-rigid technologies for dynamic fusion, cervical disc arthroplasty and minimally invasive access techniques. In order to further promote this strategy, we are focused on converting these research and development programs into commercially viable products that incorporate minimally invasive access techniques and biologics solutions to improve patient outcomes across all of our product lines.

Manufacture and Supply

We conduct most of our manufacturing operations at our facilities in Carlsbad, California, although we also manufacture products at our facility in Beaurains, France. We manufacture the majority of our implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers. Occasionally we enter into distribution agreements, pursuant to which we distribute products manufactured by a third party either under our own private label or under third-party trademarks. Following the receipt of products or product components that we receive from third parties, we conduct inspection, quality control, packaging and labeling, as needed, at our manufacturing facilities.

We devote significant time and attention to ensure that all of our products are safe, effective, adhere to all applicable regulations and are of the highest quality. An established and comprehensive quality system drives our focus from the initial translation of surgeon needs into design specifications through an exhaustive series of quality control checks that are performed through the purchasing, production, and packaging of our products. We record the complete production history for every product, ensuring full traceability from the raw material stage through the delivery of the product into the marketplace. The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, cobalt chrome, ceramic, allograft and PEEK. Invibio is one of a limited number of companies that is currently approved in the U.S. to distribute PEEK for use in implantable devices. In October 2004, we entered into an exclusive supply agreement with Invibio, pursuant to which we agreed to purchase our entire supply of medical quality PEEK in the U.S. for use in our Novel implants from Invibio. As consideration for the PEEK materials, we pay Invibio an amount that depends on the weight or the length of either the raw material or stock product that Invibio processes for us. The cost of the PEEK may increase over time, but the price increase is capped at a certain percentage annually. Under the terms of the agreement, we are restricted from selling PEEK to third parties, except when it is incorporated into our products, and we are not authorized to alter the chemical structure of the PEEK. The term of the supply agreement is through October 2014. Either we or Invibio may terminate the supply agreement for an uncured material breach of the agreement.

With the exception of PEEK and allograft-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging.

Our manufacturing operations and those of the third-party manufacturers we use on a limited basis are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, and other device-related or tissue-related good manufacturing practice, or GMP, regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and under similar requirements of regulatory authorities in different states and foreign countries. For biologics products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that currently require licenses. For our implants and instruments, we are FDA-registered, California-licensed and International Organization for Standardization, or ISO, certified. Our facility and the facilities of the third-party manufacturers we use on a limited basis are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. The FDA inspected our Carlsbad, California facilities in January 2010 and non-compliance items were cited on an FDA Form 483 that we received following the inspection. On June 24, 2010 we received a Warning Letter from the Irvine District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the Form 483 that was issued following the January inspection. We have has responded to the Warning Letter and completed corrective actions that we believe fully address the observations. The FDA conducted a planned re-inspection of our Carlsbad, California facility in December 2010, and we are awaiting the results of such inspection.

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

Our competitors include providers of non-operative therapies for spine disorder conditions. While these non-operative treatments are considered to be an alternative to surgery, surgery is used in the event that non-operative treatments are unsuccessful. We do not believe that, to date, these non-operative treatments have caused a material reduction in the demand for surgical treatment of spinal disorders.

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

Patents

As of December 31, 2010, we owned 48 issued U.S. patents, 41 pending U.S. patent applications and 309 issued or pending foreign patents. In addition, as of December 31, 2010 we have licensed or otherwise acquired rights to 97 U.S. patents, and patent pending applications. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

Agreements Executed in 2010

Distribution Agreement with Parcell Spine, LLC

In January 2010, we entered into an exclusive distribution agreement with Parcell Spine, or the Parcell Agreement, that provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million shares of our common stock following the successful completion of the pre-clinical study; and (iii) sales milestone payments in cash and our common stock.

Asset Purchase Agreement with AlpineSpine, LLC

In April 2010, we entered into an Asset Purchase Agreement with AlpineSpine, LLC, or the AlpineSpine Agreement, to purchase an anterior cervical plate system, including all of the related intellectual property and inventory. The financial terms of the AlpineSpine Agreement include: (i) a payment of $0.5 million in exchange for the assets received in April 2010 related to the anterior cervical plate system; (ii) a milestone payment after full market launch; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

License Agreement with R Tree Innovations LLC

In September 2010, we entered into a License Agreement, or the R Tree License Agreement, with R Tree Innovations LLC, or R Tree, that provides us with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of our common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

License Agreement with Merlot Orthopedix, Inc.

In July 2010, we entered into a License Agreement, or the Merlot Ortho Agreement, with Merlot Orthopedix, Inc., or Merlot Ortho, which provides us with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The financial terms of the Merlot Ortho License Agreement include: (i) a cash payment of $0.3 million following the execution of the Merlot Ortho License Agreement; (ii) a cash payment of $150,000 for materials transferred to us; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product.

License Agreement with International Spinal Innovations, LLC

In July 2010, we entered into a License Agreement, or the ISI Agreement, with International Spinal Innovations, LLC, or ISI, which provides us with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a retractor system. The financial terms of the ISI License Agreement include royalty payments based on net sales of licensed products or a splitting of gross margin with minimum annual payments beginning in the fifth year after the effective date of the agreement.

Other Material License Agreements Executed Since 2007

OsseoFix License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with Stout Medical Group LP, or Stout, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize a vertebral compression fracture fixation system called the OsseoFix system. The OsseoFix implant is an expandable titanium cage that is designed to be implanted minimally invasively into a vertebral body to treat compression fractures of the vertebral body. The financial terms of the agreement include an up-front license fee payment to be made by Alphatec Spine to Stout upon Stout’s delivery of certain deliverables related to the prototype of the OsseoFix; design, regulatory and sales milestone payments that began to be achieved and paid by Alphatec Spine to Stout in 2008; and a royalty payment based on net sales of the OsseoFix product. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology which occurred in 2008. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

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

GLIF License Agreement

In September 2007, Alphatec Spine entered into an exclusive license agreement with JGMG Bengochea, LLC, or JGMG, which provided Alphatec Spine with an exclusive worldwide license to develop and commercialize JGMG’s guided lumbar interbody fusion system, or the GLIF system. The GLIF system is designed to allow surgeons to perform a 360-degree minimally invasive procedure without the need for a second incision or repositioning of the patient, which is intended to reduce the length of the procedure, reduce the trauma to the patient and reduce the post-surgery recovery period. The financial terms of the agreement include an issuance of our common stock to JGMG, a portion of which common stock is subject to a five-year lockup period, with automatic waivers of such lockup to occur upon the achievement of certain milestone events; design, regulatory and sales milestone payments that could begin to be achieved and paid by Alphatec Spine to JGMG in 2009; and a royalty payment based on net sales of licensed products. The term of the license agreement on a country-by-country basis and on a product-by-product basis with respect to each licensed patent is the longer of (i) the last patent to expire that is contained in a licensed product, or (ii) 20 years. Alphatec Spine has the right to terminate the license agreement for convenience upon 30 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

OsseoScrew License Agreement

In December 2007, Alphatec Spine entered into an exclusive license agreement with Progressive Spinal Technologies LLC, or PST, that provides Alphatec Spine with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to a pedicle screw designed to be used for patients with osteopenic bone or poor bone density. The technology consists of an expandable titanium pedicle screw that is designed to be implanted into the pedicle and then expanded in order to achieve increased purchase within the pedicle. This solution is designed for patients with osteopenic bone or poor bone density who are not viable candidates for procedures that use the current standard pedicle screw. The parties amended certain financial terms of this agreement in January 2009. The financial terms of the agreement include a cash payment payable following the execution of the agreement; development and sales milestone payments in cash and our common stock that could begin to be achieved and paid in 2009; and a royalty payment based on net sales of licensed products. The license agreement contains a provision that limits the number of shares that may be issued pursuant to the license agreement to less than 19.99% of our issued and outstanding common stock. The term of the license agreement is 20 years after the first commercial sale of a product containing the licensed technology. Alphatec Spine has the right to terminate the license agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the license agreement for material uncured breach by the other party.

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

In June 2009, we entered into the third amendment of the OsseoScrew License Agreement, pursuant to which PST assigned certain of the payment rights to a third party.

In December 2009, we entered into a fourth amendment to the OsseoScrew License Agreement. Under the fourth amendment, the timing and payment of a $0.5 million development and sales milestone payment and royalty payment have been adjusted. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties begin in 2010 instead of 2009.

In November 2010, we entered into a fifth amendment to the OsseoScrew License Agreement. Pursuant to the fifth amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the FDA. In addition, under the terms of the amended license agreement, PST has the ability to terminate the license agreement if we are not using commercially reasonably efforts to obtain regulatory approval to market and sell a licensed product; provided that we have the right to delay such termination in exchange for making certain payments to PST. If, during the time period when such payments are made, we were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. In addition, pursuant to the fifth amendment, one of the milestone payments is deleted and replaced with a new milestone.

Self-Locking Spacer Assignment Agreement

In January 2009, Alphatec Spine entered into an assignment agreement, the Patent and Technology Assignment Agreement, with Spine Vision, S.A, or Spine Vision, that provides Alphatec Spine with the rights, title and interest in and to certain patents and technology of Spine Vision that relate to a self-locking spacer. The financial terms of the Patent and Technology Assignment Agreement include: (i) an up-front fee of $500,000; and (ii) a royalty payment.

Self-Locking Anterior Lumbar Interbody Fusion Device License Agreement

In June 2009, we entered into a Cross License Agreement, or the ISI License Agreement, with International Spinal Innovations, LLC, or ISI, that provides us with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a self-locking anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products.

Trademarks

As of December 31, 2010, we owned these registered US marks: Adonys, Aging Spine Center design/logo, Aladyn, Alis, Alpha symbol design/logo, Alphagraft, Alphagraft Profuse, Alphatec, Alphatec Spine, Inc. logo, Alphatec Spine design/logo, Antelys GX, Antelys, Aurys, Biofill, Bone’x, Calisto, Cerviplaque, Chorus, Claris, Corelys, Corlok, Cortek, C design, Cortek design/logo, Deltaloc, D.O.S., Discocerv, Dovetome, Dynoss, Dynamic-TTL Rod, Easys, Electra, Elfix, Ellys, Heliumx, Illico, Inspiration, Iridiumx, Isobar, Isobar Duo, Isobar Evolution, Isobar Hemispherical Screw, Isobar LP, Isobar SL, Isobar TTC, Isobar TTL, Isobar U-Screw, Isolock, Majorys, Modulock, MX System, Novel, Openview, Oria, OsseoFix, OsseoFix+, Pach, Pantheon, Paris, Perigene, Perpetua, Preview, Samarys, Scientx, SCS, Solanas, Solo, Solutions for the Aging Spine, Spine Network, Spine Team, Spinegen, Spinenet, Spineview, Stella, Surgiview, Tamarack, Trestle, Tribeca, Twinflex, X, Zenith and Zodiac. In addition, as of December 31, 2010, we owned these pending US trademark applications: Alphagraft Nanoblast, Alphagraft Duofuse, Amnioshield, Anchormax, ARC and design/logo, Argonox, Aspida, Avalon, Bridgepoint, Diamond Driver, Epicage, Hēlifix, Hēlifuse, Heliumx, Iridiumx, Isoform, Lithiumx, OsseoScrew, Precision Pack, Puregen, Scientx Dynamic Solutions for the Spine, Solus, Sparta, Trestle Luxe, Xenon, Xenonx and Xenon’x.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or approval of a premarket approval application (PMA). The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the intended use of the device, the indications for use and on controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which are those that have the lowest level or risk associated with them, are subject to general controls, Class II devices are subject to general controls and special controls, including performance standards, and Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and many Class II devices are exempt from the 510(k) requirement, although the manufacturers will still be subject to registration, listing, labeling and GMP requirements. Class III devices are subject to those requirements, too, but also require and PMA approval. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may ask the FDA to make a risk-based determination of the new device and reclassify it in Class I or Class II. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If it does not agree, the manufacturer will have to submit a PMA. Our current commercial products are Class II devices marketed under FDA 510(k) premarket clearance. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our products, and we will consider on a case-by-case basis whether a new 510(k) or PMA is necessary.

Premarket Approval Pathway

A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. The premarket approval application process is generally more complex, costly and time consuming than the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

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

Clinical Trials

Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE, and obtains approval of the IDE from the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with FDA’s IDE regulations and international regulations concerning human subject protection. A clinical trial may be suspended by FDA, the sponsor or the IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of a clinical trial may not demonstrate the safety and efficacy of a device, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•

quality system regulations, which require manufacturers, including third-party contract manufacturers, to follow stringent design, testing, control, documentation, record maintenance and other quality assurance controls, during all aspects of the manufacturing process and to maintain and investigate complaints;

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to grant 510(k) clearance or PMA approvals of new products; and

•	criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and manufacturers and their third-party manufacturers are subject to periodic announced and unannounced inspection by the FDA. In January 2011, we received a Warning Letter from the FDA relating to post-market surveillance study protocol for certain of our dynamic fusion rods. We have responded to this Warning Letter and we are awaiting the FDA’s reply to our response.

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

Compliance with Fraud and Abuse Laws and Other Applicable Statutes

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and foreign corrupt practice laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

The Medicare and Medicaid Patient Protection Act of 1987, as amended, or Anti-Kickback statute, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. For example, the definition of “remuneration” has been broadly interpreted to include anything of value, including, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, in March 2010, the U.S. Congress adopted and President Obama signed into law the Patient Protection and Affordable Health Care Act, which, as amended by the Health Care and Education Reconciliation Act, is referred to as PPACA. PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

In implementing the Anti-Kickback Statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that, in circumstances where all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have anti-kickback laws that are similar to the federal law, including penalties, fines, sanctions for violations, and exclusions from state or commercial programs.

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

We have entered into various agreements with certain surgeons that perform services for us, including some who make clinical decisions to use our products. Some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for services performed. In addition, physician-owned distribution companies have increasingly become involved in the sale and distribution of medical devices, including the products for the surgical treatment of spine disorders. In many cases, these distribution companies enter into arrangements with hospitals that bill Medicare or Medicaid for the furnishing of medical services, and the physician-owners are among the physicians who refer patients to the hospitals for surgery. While we believe that our current operations comply with applicable fraud and abuse laws and do not believe that we are subject to any arrangements that violate any such laws, we are not aware of all of the financial arrangements of the physician-owned distribution companies with which we contract. All arrangements we have that involve surgeons, sales agents or distributors have all been structured with the intention of complying with all applicable fraud and abuse laws, including the anti-kickback statute, Stark Law and similar state anti-referral laws.

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

The Health Insurance Portability and Accountability Act, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. Under recent changes in PPACA, the intent requirement of the healthcare fraud statute is lowered such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and in similar sanctions.

PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require reporting and disclosures of any “transfer of value” made or distributed to prescribers and other health care providers, effective March 30, 2013. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.

We may also be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. We are also subject to a number of other laws and regulations relating to money laundering, international money transfers and electronic fund transfers. These laws apply to companies, individual directors, officers, employees and agents.

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

PPACA and other reform proposals contain significant changes regarding Medicare, Medicaid and other third party payors. Among these changes is the imposition of a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. These taxes will result in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, PPACA has been subject to various legal and legislative challenges. For example, the U.S. House of Representatives recently voted to repeal PPACA, two courts have ruled that one provision, the minimum coverage rule, or so-called personal mandate, which is not scheduled to go into effect until 2014, is unconstitutional. Other proposals have been introduced in Congress to repeal the device tax. Various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty whether PPACA will be fully implemented as enacted or what other healthcare initiatives at the federal or state level, if any, will be implemented. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.

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

Employees

As of December 31, 2010, we had approximately 460 employees worldwide in the following areas: sales, physician services, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place.

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

We allocate our design, development, manufacturing, marketing, management and financial resources based on our business plan, which includes assumptions about various demographic trends and trends in the treatment of spine disorders and the resulting demand for our products. However, these trends are uncertain. There can be no assurance that our assumptions with respect to an aging population with broad medical coverage and longer life expectancy, which we expect to lead to increased spinal injuries and degeneration, are accurate. In addition, an increasing awareness and use of non-invasive means for the prevention and treatment of back pain and rehabilitation purposes may reduce demand for, or slow the growth of sales of, spine fusion products. A significant shift in technologies or methods used in the treatment of back pain or damaged or diseased bone and tissue could adversely affect demand for some or all of our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to spine fusion. The emergence of new biological or synthetic materials to facilitate regeneration of damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for spine fusion surgery and provide other biological alternatives to spine fusion. New surgical procedures could diminish demand for some of our products. The increased acceptance of emerging technologies that do not require spine fusion, such as artificial discs and nucleus replacement, for the surgical treatment of spine disorders would reduce demand for, or slow the growth of sales of, spine fusion products. If our assumptions regarding these factors prove to be incorrect or if alternative treatments to those offered by our products gain further acceptance, then actual demand for our products could be significantly less than the demand we anticipate for our products and we may not be able to achieve or sustain growth or profitability.

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

Volatility and disruption in the global capital and credit markets has reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect the borrowing capacity of us or our suppliers and customers, which support the continuation and expansion of our sales worldwide, and could result in suppliers not being able to supply us with raw materials or finished goods or payment delays or defaults by our customers. In addition, in response to current market conditions, vendors or customers may choose to seek contract terms more favorable to them. Finally, our ability to expand our business could be limited if, in the future, we are unable to raise capital, on favorable terms or at all.

We may not be successful in manufacturing products at the levels required to meet future market demand.

We are seeking to rapidly grow sales of our products and if we are successful, such growth may strain our ability to manufacture an increasingly large supply of our products. We have never produced products in quantities significantly in excess of our current production levels. Manufacturers regularly experience difficulties in scaling up production and we may face such difficulties in increasing our production levels. Moreover, we may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. Our failure to produce products of satisfactory quality or in sufficient quantities could hurt our reputation, cause hospitals, surgeons or distributors to cancel orders or refrain from placing new orders for our products and reduce or slow growth of sales of our products. Increases in our production volume also could make it harder for us to maintain control over expenses, manage our relationships with our suppliers, maintain good relations with our employees or otherwise manage our business. In addition, should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our production of surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2010, a large portion of U.S. spine fusion product revenues were generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc., Depuy Spine, a subsidiary of Johnson & Johnson, Stryker Spine, and Synthes Spine. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 34.0% and 37.2% of our net sales for 2010 and 2009, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations. In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by us. While we denied the allegations in our answer to the complaint and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and we continue to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by us, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As of December 31, 2010, approximately 30% of our independent distributors in the U.S also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

We may be unable to accurately predict future sales through distributors that purchase products directly from us, which could harm our ability to forecast sales performance.

A portion of our sales are made through domestic and international third-party distributors that purchase our products directly though us and then resell such products to hospitals. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns and inventory levels of these distributors. While we attempt to assist such distributors in forecasting its future sales and maintaining adequate inventory levels, we may not consistently be accurate or successful. In addition, our distributors’ decision-making process regarding orders is complex and involves several factors, including surgeon demand levels, which can make it difficult to accurately predict our sales until late in a quarter. Our failure to accurately forecast sales through distributors that purchase products directly from us could lead to a decline in sales and adversely affect our results of operations.

Scient’x conducts a significant amount of its sales activity outside of the United States, which subjects it to additional business risks and may adversely affect the combined business’s results of operations and financial condition due to increased costs.

During the year ended December 31, 2010, Scient’x derived approximately $23.8 million, or 82% of its net sales from sales of its products outside of the United States. The combined business intends to continue to pursue growth opportunities in sales internationally, which could expose it to additional risks associated with international sales and operations that we do not currently face. Scient’x’s international operations are, and the combined business’s international operations will continue to be, subject to a number of risks and potential costs, including:

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

In addition, Scient’x is subject to risks arising from currency exchange rate fluctuations, which could increase the combined business’s costs and may adversely affect its results of operations. The U.S. dollar value of Scient’x’s foreign-generated revenues varies with currency exchange rate fluctuations. Measured in local currency, the majority of Scient’x’s foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on the combined business’s results of operations. Scient’x’s consolidated net sales were negatively affected by approximately 7.9% during the year ended December 31, 2010 as a result of the impact of foreign currency translation.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2010 and 2009, approximately 16% and 20%, respectively, of our revenues each year were derived from products manufactured using PEEK.

We depend on a limited number of sources of human tissue for use in our biologics products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to effectively meet demand for our biologics products. The processing of human tissue into biologics products is labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our biologics products are at times in particularly short supply. We cannot be certain that our supply of human tissue from our current suppliers and our current inventory of biologics products will be available at current levels or will be sufficient to meet our needs.

Our dependence on a single third-party PEEK supplier and the challenges we may face in obtaining adequate supplies of biologics products involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK or human tissue, could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a significant adverse effect on our business, financial condition and results of operations.

Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for biologics products and impact the supply of available donor tissue.

Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of biologics product. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors, which could have a negative effect on our biologics products business.

Healthcare policy changes, including recent federal legislation to reform the U.S. healthcare system, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control these costs and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, limit the acceptance and availability of our products, and have a material adverse effect on our financial position and results of operations.

In March 2010, the U.S. Congress adopted and President Obama signed into law the the PPACA. The legislation imposes a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. These taxes will result in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, PPACA has been subject to various legal and legislative challenges. For example, the U.S. House of Representatives recently voted to repeal PPACA, two courts have ruled that one provision, the minimum coverage rule, or so-called personal mandate, which is not scheduled to go into effect until 2014, is it unconstitutional. Other proposals have been introduced in Congress to repeal the device tax. We cannot predict with certainty whether PPACA will be fully implemented as enacted or what other healthcare initiatives at the federal or state level, if any, will be implemented. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. Several such proposals were enacted as part of PPACA, and include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and sweeping payment reforms. Other federal and state cost-control measures include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the U.S. or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures contained in PPACA and other measures being considered at the federal and state level, as well as internationally, could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments significantly impacts our business. Healthcare fraud and abuse, health information privacy and security, and disclosure laws potentially applicable to our operations include:

•

the federal Anti-Kickback Law, as well as state analogs, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal (or state or commercial) healthcare program (such as the Medicare or Medicaid programs);

•

the federal ban, as well as state analogs, on physician self-referrals, which prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity;

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

•

the state and federal laws “sunshine” provisions that require the reporting and disclosures of any “transfer of value” made or distributed to prescribers and other health care providers, require the adoption of marketing codes of conduct, and constrain their relationships with physicians and other referral sources; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

PPACA includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal healthcare fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

If our past or present operations, or those of our independent sales agents and distributors are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers, sales agents, distributors or other entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the Courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In January 2004, the Advanced Medical Technology Association or AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. The AdvaMed Code was revised in 2009 to make it more stringent with respect to interactions with healthcare professionals. We have adopted the new aspects of the revised AdvaMed Code.

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

We and our suppliers are required to comply with the FDA’s QSRs, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of allograft must comply with the FDA’s current good tissue practice regulations, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular and biologics products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to delay the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.

The FDA inspected our Carlsbad, California facilities in January 2010 and non-compliance items were cited on an FDA Form 483 that we received following the inspection. In June 2010, we received a Warning Letter from the Irvine District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the Form 483 that was related to the January inspection. We have has responded to the Warning Letter and completed corrective actions to address the observations. The FDA conducted a planned re-inspection of our Carlsbad, California facility in December 2010, and we are awaiting the results of such inspection. Following the receipt of the Warning Letter we developed a comprehensive plan to review and augment the quality systems at our Carlsbad, California facility, and we have implemented nearly all of the measures outlined in that plan. At this time, we do not currently believe that the Warning Letter has had or will have a material effect on our business. Nonetheless, if the FDA were to raise additional concerns regarding the adequacy of our corrective actions taken in response to the Warning Letter, the FDA could take further action that could have a material adverse effect on our business and operations.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support the 510(k) application. In connection with the 510(k) we submitted for the OsseoFix system, the FDA required clinical data to support the 510(k). Currently, we are not certain as to whether the FDA will require clinical data in support of any other

510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA is currently re-examining its 510(k) clearance process for medical devices and any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.

Our commercial distribution and marketing of any products or product modifications that we develop may be delayed since regulatory clearance or approval is required. In addition, because we cannot assure you that any new products or any product modifications we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our new products or product modifications may take significantly longer than anticipated. There is no assurance that the FDA will not require a new product or product modification to go through the lengthy and expensive PMA approval process. Delays in obtaining regulatory clearances and approvals may:

•	delay or prevent commercialization of products we develop;

•	require us to perform costly procedures;

•	diminish any competitive advantages that we might otherwise have obtained; and

•	reduce our ability to collect revenues.

To date, all of our medical device products that have required FDA review that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. We have no experience in obtaining approval for a device through the 510(k) clinical trial process or the PMA process.

Our biologics products and related technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

The FDA may regulate certain biologics products as medical devices, drugs or biologics if the product is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future biologics products are more than minimally manipulated or indicated for nonhomologous use, it would require us to either obtain 510(k) clearance or a PMA approval if the biologics product is viewed as a medical device or obtain approval as a drug or biologics if it is viewed as a drug or biologics. Depending on the nature and extent of any FDA decision applicable to our biologics products, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Thus, the FDA’s 510(k) review process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of

Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

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

Our international operations may expose us to liabilities under the Foreign Corrupt Practices Act and Money Laundering Laws.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record keeping and internal accounting practices to accurately reflect the transactions of the company. We are also subject to a number of other laws and regulations relating to money laundering, international money transfers and electronic fund transfers, which we collectively refer to as Money Laundering Laws. These laws apply to companies, individual directors, officers, employees and agents.

We operate in a number of jurisdictions with developing economies that pose a high risk of potential violations of the FCPA and Money Laundering Laws, and we utilize third-party distributorships that have government customers. If our employees, third-party distributors or other agents are found to have engaged in such practices, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and non-disruptive manner.

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

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory and related capital instruments and/or write off the value or accelerate the depreciation of these assets. We have not recorded excess and obsolescence expenses related to the introduction of next generation products.

We are dependent on our senior management team, sales and marketing team, engineering team and key surgeon advisors, and the loss of any of them could harm our business.

Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. While we have entered into employment agreements with all members of our senior management team, other than with respect to our President and CEO, and President of Alphatec Pacific, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a significant adverse effect on our business, financial conditions and results of operations.

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

Alphatec Holdings is a holding company with no operations, and unless it receives dividends or other payments from its subsidiaries, it will be unable to fulfill its cash obligations.

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of its subsidiaries, including Alphatec Spine and Scient’x, dividends and other payments received from time to time from its subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Holdings’ subsidiaries are legally distinct from Alphatec Holdings and have no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from its subsidiaries to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account its subsidiaries’ funding requirements, the terms of its subsidiaries’ indebtedness and applicable state laws. For example, our current credit facility with Silicon Valley Bank, or SVB, prohibits Alphatec Spine from declaring or paying dividends, other than dividends payable in capital stock, during the term of the facility.

We are subject to certain risks associated with our foreign operations.

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

If we fail to maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and therefore be subject to delisting from The NASDAQ Global Select Market, an investigation by the SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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

The financial and credit crisis that began in 2007 triggered a period of upheaval characterized by bankruptcy, failure, collapse or sale at nominal amounts of various financial institutions. Despite the unprecedented level of intervention in the credit markets by the U.S. and foreign governments that has already occurred and is likely to continue to occur, this crisis could temporarily restrict our ability to borrow money on acceptable terms in the credit markets and potentially could affect our ability to draw on our current credit facility. The financial and credit crisis could make it difficult or, in many cases, impossible for our customers to borrow money to fund their operations. Their lack of or limited access to capital may adversely affect their ability to purchase our products or, in some cases, to pay for our products on a timely basis.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facility, will be sufficient to fund our projected operating requirements through December 31, 2011. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

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

We are required to maintain compliance with financial covenants in our credit facility. In order to meet the covenants for 2011, we will need to achieve growth over our historical revenue and earnings levels. If we are not able to achieve planned revenue growth or incur costs in excess of our forecast, we could be in default of the credit facility and the Lenders would have the right to declare the loan immediately due and payable. To secure the repayment of any amounts borrowed under this credit facility, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the approval of the lenders. The credit facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. A nonappealable judgment in excess of $100,000 that is unsatisfied for a period of ten days is also defined as an event of default.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components of those products, the methods of using those products, or the methods we employ in processing those products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be inadvertently infringing, of which we are unaware. As the number of participants in the market for spine disorder devices and treatments increases, the possibility of patent infringement claims against us increases. In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by us. While we denied the allegations in our answer to the complaint and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and we continue to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by us, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, in January 2011, we filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., alleging that Biomet’s TPS-TL product infringes one of our patents. We are seeking money damages, attorneys’ fees and interest. The outcome of the litigation cannot be predicted at this time and there can be no assurance that we will be successful in our claims.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments significantly impact our business. Healthcare fraud and abuse, health information privacy and security, and disclosure laws potentially applicable to our operations include:

•

the federal Anti-Kickback Law, as well as state analogs, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal (or state or commercial) healthcare program (such as the Medicare or Medicaid programs);

•

the federal ban, as well as state analogs, on physician self-referrals, which prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity;

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

•

the “sunshine” provisions of state and federal laws that require the reporting and disclosures of any “transfer of value” made or distributed to prescribers and other health care providers, require the adoption of marketing codes of conduct, and constrain their relationships with physicians and other referral sources; and

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

PPACA includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the Anti-Kickback Statute and criminal healthcare fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

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

In January 2004, the Advanced Medical Technology Association, or AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct” that sets forth standards by which its members should abide in the promotion of their products. We have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. The AdvaMed Code was revised in 2009 to make it more stringent with respect to interactions with healthcare professionals. We have adopted the new aspects of the revised AdvaMed Code.

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

Because biologics products entail a potential risk of communicable disease to human recipients, we may be the subject of product liability claims regarding our biologics products.

Our biologics products may expose us to additional potential product liability claims. The development of biologics products entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

The manufacture of certain of our products, including our biologics products, involves the controlled use of biological, hazardous and/or radioactive materials and waste. Our business and facilities and those of our suppliers are subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines. This liability could exceed our resources and any applicable insurance. In addition, under some environmental laws and regulations, we could also be held responsible for all of the costs relating to any contamination at our past or present facilities and at third-party waste disposal sites, even if such contamination was not caused by us. We may incur significant expenses in the future relating to any failure to comply with environmental laws. Any such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations.

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

We and certain of our current officers and directors have been named as defendants in litigation that could result in substantial costs, divert management’s attention and otherwise result in dilution to our stockholders.

We and certain of our current and former executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements and breaches of fiduciary duties in connection with our acquisition of Scient’x, and the completion of the public offering that took place in April 2010. Currently there are three shareholder derivative litigations pending and one Federal securities class action litigation pending. We have been engaged in a vigorous defense of such claims. If we are not successful in our defense of such claims, we may have to pay damages awards or otherwise enter into settlement arrangements in connection with such other lawsuits. Any such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if the pending claims are not successful, the litigations could result in substantial costs and a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

We may become involved in additional securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and The NASDAQ Global Select Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially harm our financial condition, results of operations and business.

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

Based on shares outstanding at March 1, 2011, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 45% of our outstanding common stock. As a result, these persons will have the ability to significantly impact the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of March 1, 2011, HealthpointCapital owned approximately 37% of our outstanding common stock. The Chairman of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. Messrs. Berkowitz, Foster, O’Neil, Molson, Desai and Glynn also have financial interests in HealthpointCapital investment funds.

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

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from our acquisition of, Scient’x;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the effect of any existing or future federal, statee or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the FDA’s QSRs;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation; and

•	potential liability resulting from a governmental review of our or Scient’x’s business practices.

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

Our corporate office and manufacturing facilities are located in Carlsbad, California. Scient’x’s operations are headquartered in Beaurains, France. The table below provides selected information regarding our current material operating leased locations.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	January 2016

Carlsbad, California	Product design and manufacturing	73,480	January 2017

Beaurains, France	Scient’x administration, manufacturing and distribution	35,400	December 2013

Item 3.	Legal Proceedings

Litigation

In January 2011, we filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., alleging that Biomet’s TPS-TL products infringe one of our patents. We are seeking money damages, attorneys’ fees and interest. The outcome of the litigation cannot be predicted at this time and there can be no assurance that we will be successful in our claims.

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by us. While we denied the allegations in our answer to the complaint and believe that Cross’

allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and we continue to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by us, which could have a material adverse effect on our results of operations, financial condition and cash flows.

In 1998, Eurosurgical, S.A., or Eurosurgical, a French company in the business of selling and marketing spinal implants, entered into a distribution agreement covering a territory that consisted principally of the United States with Orthotec, LLC, or Orthotec, a California company. Orthotec subsequently asserted various contract and tort based claims against Eurosurgical in lawsuits filed in state and federal courts in California. Orthotec obtained a judgment exceeding $9 million in the state court action and a judgment exceeding $30 million in the federal court action. In 2006, a partial sale transaction, or the Partial Sale, occurred under which Eurosurgical received consideration for transferring certain rights and assets for sales in certain territories outside the United States to Surgiview, S.A.S., or Surgiview, which became a subsidiary of Scient’x. This transaction occurred under the supervision of and was approved by a French bankruptcy tribunal. Orthotec has made repeated attempts to enforce Eurosurgical’s judgment liabilities against other parties. Orthotec has alleged, among other things, that the Partial Sale transaction was a fraudulent transfer, that Surgiview is liable under a theory of successor liability for Eurosurgical’s debts, and that the Partial Sale transaction amounted to a tortious interference with Orthotec’s rights. In February 2007, the California state court denied an application by Orthotec to have Surgiview named as an additional judgment debtor. In May 2008, Orthotec filed complaints in state courts in California and New York asserting claims against Surgiview, Scient’x, and various other parties. The complaints asserted that the amount owed under the judgments, including interest, had risen to more than $47 million, and would continue to grow with the accrual of additional interest. In the California action, a state appellate court ruled in December 2010 that there was no personal jurisdiction for Orthotec’s claims against most of the defendants, but that the court had personal jurisdiction to hear the claims against Surgiview. In the New York action (where Surgiview was not named as a defendant), the trial court in November 2009 granted a motion made by other parties to dismiss the case on the merits based on collateral estoppel. Orthotec has appealed that ruling and the appeal is currently pending. While we believe that Orthotec’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on our financial condition and results of operations.

In 2004, Scient’x SA’s wholly owned U.S. subsidiary, Scient’x USA, Inc., or Scient’x USA, entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors, or, collectively DAK, for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x SA in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x SA to pay DAK under a change of ownership provision that existed in the distribution agreement. While we believe that the plaintiff’s remaining allegations are also without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on our financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act, or the FCA, that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint, which was filed under seal in September 2008, alleged violations of the FCA arising from allegations that Scient’x USA made improper consulting payments to surgeon customers. The private parties who filed the complaint were the principals of the plaintiff in the DAK Surgical matter discussed above. Under the FCA, the Civil Division of the United States

Department of Justice, or DOJ, had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ informed the company that it is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither we nor Scient’x USA have been subpoenaed by any governmental agency in connection with this review. We believe that Scient’x USA’s business practices were in compliance with the FCA and intend to vigorously defend the company with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on our financial condition and results of operations.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Co., Canaccord Genuity, Cowen & Co., and Lazard Capital are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. No assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. HealthpointCapital is also a defendant in each action. We have been named as a nominal defendant in each action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve our corporate governance and internal procedures. No assurances can be given as to the timing or outcome of this lawsuit.

At December 31, 2010, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. We are and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the our future consolidated results of operations, cash flows or financial position in a particular period.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “ATEC.” The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated.

Year Ended December 31, 2010	High	Low
First quarter	$6.80	$4.10
Second quarter	7.62	4.53
Third quarter	4.87	1.85
Fourth quarter	2.84	2.01

Year Ended December 31, 2009	High	Low
First quarter	$3.18	$1.10
Second quarter	3.83	1.50
Third quarter	5.51	2.95
Fourth quarter	5.48	4.05

Stockholders

As of March 1, 2011, there were approximately 216 holders of record of an aggregate 89,041,663 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In September 2010, we entered into the R Tree License Agreement, which provides us with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include the issuance of 228,310 shares of our common stock to R Tree at an average price per share of $2.19 and an aggregate value of $0.5 million in October 2010.

During the fourth quarter of 2010, we successfully completed one of our development milestones relating to our OsseoScrew License Agreement with Progressive Spinal Technologies LLC, which resulted in the issuance of 452,488 shares of our common stock at an average price per share of $2.21 and an aggregate value of $1.0 million in December 2010.

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

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2010 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
October 2010	—	$—	—	—
November 2010	—	$—	—	—
December 2010	—	$—	—	—

(1)	Not included in the table above are 19,117 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to us for each of the five years in the period ended December 31, 2010. The selected consolidated financial data for each of the five years in the period ended December 31, 2010 set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. In addition, previously reported information for the years ended December 31, 2006 though 2009 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co., a subsidiary of Alphatec Pacific, Inc. (See Note 14 to the consolidated financial statements). The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$171,610	$120,618	$92,181	$72,481	$65,435
Operating loss	(11,789)	(10,185)	(28,419)	(20,189)	(22,227)

Loss from continuing operations	(14,433)	(13,505)	(29,688)	(20,446)	(25,936)
Income from discontinued operations	78	216	400	244	120

Net loss	(14,355)	(13,289)	(29,288)	(20,202)	(25,816)
Accretion to redemption value of redeemable convertible preferred stock, Rolling common and Series C common stock	—	—	—	—	(3,450)

Net loss available to common stockholders	$(14,355)	$(13,289)	$(29,288)	$(20,202)	$(29,266)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.27)	$(0.63)	$(0.54)	$(1.07)

Weighted-average shares used in computing net loss per share:
Basic and diluted	78,590	49,292	46,290	37,283	27,238

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,168	$10,085	$18,315	$25,843	$16,943
Working capital	79,233	29,543	34,299	39,802	24,108
Total assets	377,016	161,888	155,548	147,240	129,277
Long-term debt, less current portion	32,474	23,631	26,488	1,954	3,111
Redeemable preferred stock	23,603	23,603	23,605	23,612	23,703
Total stockholders’ equity	266,434	74,829	71,469	94,850	74,996

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which is estimated to be more than $9.0 billion in revenue in 2010 and is expected to grow between 6%-8% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic, and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, which is human tissue that surgeons can use in place of metal and PEEK. We also sell bone-grafting products that are comprised of both human tissue and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In Japan, where orthopedic trauma surgeons also perform spine surgeries, we have sold and expect to continue to sell orthopedic trauma products in order to introduce our spine products to Japanese surgeons. In Europe/Middle-East/Africa, Latin America and Asia (excluding Japan), we use independent distributors that purchase our products and market them to their surgeon customers. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the sooner of when payments become due or cash is received from the related distributors.

Cost of revenues. Cost of revenues consists of direct product costs, royalties, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-allograft implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procurement and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

Research and development expense. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development expense also includes salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board and Executive Surgeon Panels.

In-process research and development expense. IPR&D expense consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

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

Income tax (benefit) expense. Income tax (benefit) expense consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Results of Operations

The first table below sets forth our statements of operations data for the periods presented, and the second table below sets forth the statements of operations data expressed as a percentage of revenues for the periods presented. Statements of operations data for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. In addition, previously reported information for the years ended December 31, 2009 and 2008 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co., a subsidiary of Alphatec Pacific, Inc. (See Note 14 to the consolidated financial statements). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues	$171,610	$120,618	$92,181
Cost of revenues	57,657	39,606	30,204
Amortization of acquired intangible assets	1,136	—	—

Gross profit	112,817	81,012	61,977
Operating expenses:
Research and development	16,431	13,487	12,965
In-process research and development	2,967	6,383	2,750
Sales and marketing	66,542	49,396	41,195
General and administrative	31,078	19,333	22,486
Amortization of acquired intangible assets	1,535	—	—
Transaction related expenses	3,671	2,598	—
Restructuring expenses	2,382	—	—
Litigation settlement	—	—	11,000

Total operating expenses	124,606	91,197	90,396

Operating loss	(11,789)	(10,185)	(28,419)
Other income (expense):
Interest income	81	51	372
Interest expense	(5,946)	(3,454)	(1,847)
Other income (expense), net	1,167	210	458

Total other income (expense)	(4,698)	(3,193)	(1,017)

Loss from continuing operations before taxes	(16,487)	(13,378)	(29,436)
Income tax (benefit) provision	(2,054)	127	252

Loss from continuing operations	(14,433)	(13,505)	(29,688)
Income from discontinued operations, net of tax	78	216	400

Net loss	$(14,355)	$(13,289)	$(29,288)

	Year Ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues	33.6	32.8	32.8
Amortization of acquired intangible assets	0.7	—	—

Gross profit	65.7	67.2	67.2
Operating expenses:
Research and development	9.6	11.2	14.0
In-process research and development	1.7	5.3	3.0
Sales and marketing	38.8	41.0	44.7
General and administrative	18.1	16.0	24.4
Amortization of acquired intangible assets	0.9	—	—
Transaction related expenses	2.1	2.1	—
Restructuring expenses	1.4	—	—
Litigation settlement	—	—	11.9

Total operating expenses	72.6	75.6	98.0

Operating loss	(6.9)	(8.4)	(30.8)

Other income (expense):
Interest income	—	—	0.4
Interest expense	(3.4)	(2.9)	(2.0)
Other income (expense), net	0.7	0.2	0.5

Total other income (expense)	(2.7)	(2.7)	(1.1)

Loss from continuing operations before taxes	(9.6)	(11.1)	(31.9)
Income tax (benefit) provision	(1.2)	0.1	0.3

Loss from continuing operations	(8.4)	(11.2)	(32.2)
Income from discontinued operations, net of tax	—	0.2	0.4

Net loss	(8.4)%	(11.0)%	(31.8)%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues. Revenues were $171.6 million for the year ended December 31, 2010 compared to $120.6 million for the year ended December 31, 2009, representing an increase of $51.0 million, or 42.3%. The increase of $51.0 million is comprised of $29.0 million of sales from our new Scient’x products, $8.4 million from sales in the Alphatec Europe sales channels, $10.1 million from sales in the Alphatec U.S. sales channels and $3.5 million from sales in the Alphatec Asia sales channels.

U.S. revenues were $119.9 million for the year ended December 31, 2010 compared to $104.5 million for the year ended December 31, 2009, representing an increase of $15.4 million, or 14.7%. The increase was primarily due to increased sales of our new Scient’x products in the U.S. ($5.2 million) and increases in our Illico, Zodiac, Trestle and Biologics product lines, partially offset by decreases in our Core and Solanas product lines.

Europe revenues were $24.2 million for the year ended December 31, 2010 compared to $4.1 million for the year ended December 31, 2009, representing an increase of $20.1 million, or 491.1%. The increase was primarily due to the addition of our new Scient’x products ($12.6 million), and increased sales in the Alphatec sales channels ($9.4 million) due to increased volume in our Zodiac, Illico and OsseoFix product lines, partially offset by an unfavorable effect of foreign currency exchange rates ($1.9 million).

Asia revenues were $20.0 million for the year ended December 31, 2010 compared to $12.0 million for the year ended December 31, 2009, representing an increase of $8.0 million, or 66.8%. The increase was primarily due to the addition of our new Scient’x products ($4.9 million), increased volume in the Alphatec sales channels ($2.6 million), and the favorable effect of foreign currency exchange rates ($0.5 million).

Rest of World revenues were $7.5 million for the year ended December 31, 2010 compared to none in the year ended December 31, 2009. This revenue was related to the addition of our new Scient’x products being sold in Latin America and the Middle East.

Cost of revenues. Cost of revenues was $57.7 million for the year ended December 31, 2010 compared to $39.6 million for the year ended December 31, 2009, representing an increase of $18.1 million, or 45.6%. The increase was primarily due to $15.6 million in product costs associated with the increased sales volume and addition of Scient’x products, increased instrument depreciation costs of $3.3 million based on a larger installed surgical instruments asset base, sales milestone accruals of $1.4 million, and inventory step- up expenses of $1.3 million related to the Scient’x acquisition, offset by decreases of $1.7 million in amortization costs due to the full amortization of older intangible assets and decreased royalty expenses of $1.8 million due primarily to the expiration of the certain patents.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the year ended December 31, 2010 compared to none for the year ended December 31, 2009. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $112.8 million for the year ended December 31, 2010 compared to $81.0 million for the year ended December 31, 2009, representing an increase of $31.8 million, or 39.3%. Gross margin of 65.7% of revenues for the year ended December 31, 2010 decreased 1.5 percentage points from the year ended December 31, 2009 of 67.2%. The increase of $31.8 million is comprised of $12.6 million of gross profit from our new Scient’x products, $3.8 million from gross profit in the Alphatec Europe sales channels, $12.9 million from gross profit in the Alphatec U.S. sales channels and $2.5 million from gross profit in the Alphatec Asia sales channels.

Gross profit in the U.S. was 74.4% for the year ended December 31, 2010 compared to 69.3% for the year ended December 31, 2009. The increase of 5.1 percentage points was primarily due to improved manufacturing efficiencies and favorable mix, partially offset by price erosion (net 3.9 percentage points), reduced royalty expenses (2.7 percentage points), lower amortization expenses (1.8 percentage points) and lower period expenses (0.9 percentage points), offset by increased instrument depreciation expense (2.1 percentage points), increased sales milestone accruals (1.2 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (0.9 percentage points).

Gross profit in Europe was 39.7% for the year ended December 31, 2010 compared to 42.5% for the year ended December 31, 2009. Gross profit in Europe for the year ended December 31, 2010 includes $1.3 million of costs related to the step-up of inventory and $1.1 million for amortization of acquired intangibles. Without these acquisition-related expenses, gross profit in Europe would have been 50.3%.

Gross profit in Asia was 55.9% for the year ended December 31, 2010 compared to 57.3% for the year ended December 31, 2009. The decrease of 2.0% is primarily due to product mix in the Scient’x Asia sales channel.

Gross profit in Rest of World was 37.4% for the year ended December 31, 2010 compared to none for the year ended December 31, 2009. We began selling in Rest of World with our acquisition of Scient’x on March 26, 2010.

Research and development expense. Research and development expense was $16.4 million for the year ended December 31, 2010 compared to $13.5 million for the year ended December 31, 2009, representing an increase of $2.9 million, or 21.8%. The increase was primarily related to increased European research and development activities ($2.1 million), and increased testing and consulting expenses for new products, specifically, Solus, PureGen and prototypes ($1.6 million), offset by decreased stock based compensation of $0.8 million primarily related to the impact of our lower stock price on non-employee R&D-related stock options.

In-process research and development expense. IPR&D expense was $3.0 million for the year ended December 31, 2010 compared to $6.4 million for the year ended December 31, 2009. In the year ended December 31, 2010, we incurred expenses of $2.5 million related to our acquisition of technology related to stem cells, $0.4 million related to our acquisition of bone-anchoring screw technology and $0.1 million related to our acquisition of technology related to an anterior cervical plate system. In the year ended December 31, 2009, we incurred expenses of $4.1 million related to a development milestone that was achieved in connection with our intellectual property involving an expandable pedicle screw ($1.8 million in stock and $2.3 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to an anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to an interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.3 million combined for four IPR&D collaborations with third parties.

Sales and marketing expense. Sales and marketing expense was $66.5 million for the year ended December 31, 2010 compared to $49.4 million for the year ended December 31, 2009, representing an increase of $17.1 million, or 34.7%. The increase was primarily related to expenses related to increased European sales and marketing activities ($7.9 million), increases in expenses in the Alphatec Asian subsidiary ($1.2 million) and higher commission expense ($3.2 million) due to the higher U.S. sales volume, increased selling, marketing and medical education expenses ($4.6 million) and increased stock based compensation ($0.2 million).

General and administrative expense. General and administrative expense was $31.1 million for the year ended December 31, 2010 compared to $19.3 million for the year ended December 31, 2009, representing an increase of $11.8 million, or 60.8%. The increase was primarily related to increased European general and administrative activities ($5.6 million), increases in expenses in the Alphatec Asian subsidiary ($0.4 million), increased stock based compensation ($0.2 million) and increases in U.S. general and administrative expenses ($5.6 million). $1.7 million of the $5.6 million increase in U.S. general and administrative expenses is attributed to the absence of two benefits recognized in 2009; one related to a reduction of $0.5 million in a payroll tax contingency reserve and the other related to a reduction of $1.2 million in legal expenses related to the settlement of a litigation matter. The remaining $ 3.9 million increase is primarily related to increased regulatory ($0.8 million), integration costs ($0.5 million) and other administrative costs, including information technology, finance and human resources ($2.6 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.5 million for the year ended December 31, 2010 compared to none for the year ended December 31, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $3.7 million for the year ended December 31, 2010 compared to $2.6 million for the year ended December 31, 2009, representing an increase of $1.1 million, or 41.3%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $2.4 million for the year ended December 31, 2010 compared to none for the year ended December 31, 2009. The restructuring expenses were due to severance and other administrative expenses incurred in connection with restructuring activities in the United States and Europe, as well as the cost of exiting two terminated European distributor agreements.

Interest Income. Interest income was $0.1 million for the year ended December 31, 2010 compared to $0.1 million for the year ended December 31, 2009, representing no change.

Interest Expense. Interest expense was $5.9 million for the year ended December 31, 2010 compared to $3.5 million for the year ended December 31, 2009, representing an increase of $2.4 million, or 72.1%. Interest expense in 2010 consisted primarily of interest expense for our loan agreement and line of credit with SVB and Oxford, amortization expenses related to our new line of credit with SVB effective October 31, 2010 and the related interest afterwards. Interest expense in 2009 consisted primarily of interest expense for our loan agreement and line of credit with SVB and Oxford.

Other income (expense), net. Other income (expense), net was $1.2 million for the year ended December 31, 2010 compared to $0.2 million for the year ended December 31, 2009, representing an increase in income of $1.0 million. The increase was due to greater foreign currency exchange gains realized in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Income tax. Income tax was a benefit of $2.1 million for the year ended December 31, 2010. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues. Revenues were $120.6 million for the year ended December 31, 2009 compared to $92.2 million for the year ended December 31, 2008, representing an increase of $28.4 million, or 30.8%. U.S. revenues of $104.6 million increased $23.1 million, or 28.3%, primarily due to increased sales of our new Illico product line and our existing Zodiac, Novel, Trestle, Biologics and Solanas product lines, partially offset by a decrease in our Reveal product line. In addition, Asia revenues of $12.0 million increased $3.4 million, or 39.4%, due to both sales volumes, ($2.4 million), and the favorable effect of foreign currency exchange rates. European sales of $4.1 million increased $2.0 million, or 92.9%, due to the addition of European distributors in 2009 as compared to 2008.

Cost of revenues. Cost of revenues were $39.6 million for the year ended December 31, 2009 compared to $30.2 million for the year ended December 31, 2008, representing an increase of $9.4 million, or 31.1%. The increase was primarily due to $3.3 million in higher U.S. product costs associated with increased sales volume, increased royalty payments of $1.4 million due to increased sales volume, increased depreciation costs of $2.7 million based on a larger installed surgical instruments asset base capitalized during 2009 and higher amortization expenses of $0.2 million due primarily to the additional intangible assets acquired in 2009. In addition, cost of revenues for Asia and Europe increased $1.3 million and $1.2 million, respectively. The increases were offset by reduced expenses for inventory reserves of $0.7 million.

Gross profit. Gross profit was $81.0 million for the year ended December 31, 2009 compared to $62.0 million for the year ended December 31, 2008, representing an increase of $19.0 million, or 30.7%. Gross margin of 67.2% of revenues for the year ended December 31, 2009 was consistent with gross margin of 67.2% for the year ended December 31, 2008. Gross margin was primarily impacted by decreases in margin related to increased instrument depreciation (1.6 percentage points) and increased product costs (1.2 percentage points). These decreases in margin were partially offset by increases in margin related to reduced expenses for inventory reserves (1.2 percentage points), reduced royalty expenses (0.7 percentage points), reduced amortization expense (0.6 percentage points) and reduced other period costs (0.3 percentage points).

Research and development expense. Research and development expense was $13.5 million for the year ended December 31, 2009 compared to $13.0 million for the year ended December 31, 2008, representing an increase of $0.5 million, or 4.0%. The increase was primarily due to an increase of $0.5 in clinical trial expenses, increases in compensation expenses of $1.1 million due to increased headcount, an increase in stock-based compensation expense of $0.4 million, partially offset by a decrease in project materials and prototype expenses of $0.5 million, a decrease of $0.2 million in recruiting and relocation costs due to more hiring activities in 2008, and a decrease in professional services and consulting expenses of $0.7 million.

In-process research and development expense. In-process research and development expense was $6.4 million for the year ended December 31, 2009 compared to $2.8 million for the year ended December 31, 2008, representing an increase of $3.6 million, or 132.1%. In the year ended December 31, 2009, we incurred expenses of $4.1 million related to development milestones that were achieved in connection with a license from a third-party of intellectual property involving an expandable pedicle screw ($1.8 million in stock and $2.3 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to a stand-alone anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to a stand-alone interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.2 million in cash and $0.4 million in stock), and $0.3 million combined for four in-process research and development collaborations with third parties. In the year ended December 31, 2008, we incurred in-licensing costs for the technology related to the expandable interbody license of $1.0 million, the OsseoFix license of $1.0 million, the dynamic cervical plate license of $0.3 million and costs related to the neuromonitoring development agreement of $0.3 million. Pursuant to the expandable interbody license agreement, we issued 101,944 shares ($0.5 million) of our common stock and paid $0.5 million in cash to the licensor. Pursuant to the OsseoFix license, we paid $1.0 million in cash to the licensor in connection with the achievement of the design freeze milestone. Pursuant to the dynamic cervical plate license agreement, we issued 25,815 shares ($0.2 million) of our common stock and paid $0.2 million in cash to the licensor.

Sales and marketing expense. Sales and marketing expense was $49.4 million for the year ended December 31, 2009 compared to $41.2 million for the year ended December 31, 2008, representing an increase of $8.2 million, or 19.9%. The increase was primarily due to higher commission expense of $6.2 million due to the higher U.S. sales volume and an increase of $2.3 million in Asia as we paid additional commissions and expenses as we increase our product mix towards Alphatec’s spinal products, partially offset by a decrease in the U.S. of $0.6 million for compensation and professional services.

General and administrative expense. General and administrative expense was $19.3 million for the year ended December 31, 2009 compared to $22.5 million for the year ended December 31, 2008, representing a decrease of $3.2 million, or 14.0%. The decrease was primarily related to a reduction of $1.3 million in legal expense related to the settlement of the Brodke litigation matter, a reduction of $0.8 million in property taxes, a reduction of $1.2 million in Japan expenses, offset by increases in legal fees and professional services ($0.1 million).

Litigation Settlement. Litigation settlement was $11.0 million for the year ended December 31, 2008. The expense was due to a settlement agreement we entered into in May 2008 with Biedermann and DePuy and the corresponding one-time settlement payment. This one-time settlement payment was paid in May 2008. There was no corresponding litigation settlement expense in 2009.

Transaction-related expense. Transaction-related expense was $2.6 million for the year ended December 31, 2009 compared to none for the year ended December 31, 2008, representing an increase of $2.6 million, or 100.0%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Interest Income. Interest income was $0.1 million for the year ended December 31, 2009 compared to $0.4 million for the year ended December 31, 2008, representing a decrease of $0.3 million, or 86.3%. The decrease was primarily due to lower average cash and cash equivalent balances.

Interest Expense. Interest expense was $3.5 million for the year ended December 31, 2009 compared to $1.9 million for the year ended December 31, 2008, representing an increase of $1.6 million, or 87.0%. The increase was primarily due to larger average outstanding debt balances under our credit facilities with SVB and Oxford. We repaid our line of credit with General Electric Capital Corporation in the fourth quarter of 2008.

Other income (expense), net. Other income (expense), net was $0.2 million for the year ended December 31, 2009 compared to $0.5 million for the year ended December 31, 2008, representing a decrease of $0.3 million. The decrease was due to greater foreign currency exchange losses realized in 2009 as compared to 2008.

Income tax provision. Income tax provision was $0.1 million for the year ended December 31, 2009 compared to $0.3 million for the year ended December 31, 2008, representing a decrease of $0.2 million. The U.S. income tax expense consists primarily of state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The foreign income tax expense consists primarily of Japanese provincial and city income taxes.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(14,355)	$(13,289)	$(29,288)
Stock-based compensation	3,177	3,571	2,935
Depreciation	13,126	8,627	5,107
Amortization of intangible assets	1,449	3,329	3,624
Amortization of acquired intangible assets	2,671	—	—
In-process research and development	2,967	6,383	2,750
Litigation settlement	—	—	11,000
Interest expense, net	5,865	3,403	1,475
Income tax (benefit) expense	(2,054)	127	252
Other (income) expense, net	(1,167)	(210)	(458)
(Income) from discontinued operations	(78)	(216)	(400)
Acquisition-related inventory step up	1,281	—	—
Transaction related expenses	3,671	2,598	—
Restructuring expenses	2,382	—	—

Adjusted EBITDA	$18,935	$14,323	$(3,003)

Non-GAAP earnings (loss) represents net income (loss) excluding the effects of in-process research and development expenses and acquisition related transaction and restructuring expenses. Management does not consider these expenses when it makes certain evaluations of our operations. We believe that the most directly comparable GAAP financial measure to non-GAAP earnings (loss) is net income (loss).

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(14,355)	$(13,289)	$(29,288)
In-process research and development	2,967	6,383	2,750
Acquisition-related inventory step up	1,281	—	—
Amortization of acquired intangible assets	2,671	—	—
Transaction related expenses	3,671	2,598	—
Restructuring expenses	2,382	—	—
Litigation settlement	—	—	11,000

Non-GAAP net income (loss)	$(1,383)	$(4,308)	$(15,538)

The following is a reconciliation of non-GAAP net income (loss) per share to the most comparable GAAP measure, net loss per common share, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss per common share-basic and diluted	$(0.18)	$(0.27)	$(0.63)
In-process research and development	0.04	0.13	0.06
Acquisition-related inventory step up	0.01	—	—
Amortization of acquired intangible assets	0.03	—	—
Transaction related expenses	0.05	0.05	—
Restructuring expenses	0.03	—	—
Litigation settlement	—	—	0.23

Non-GAAP net income (loss) per common share-basic and diluted	$(0.02)	$(0.09)	$(0.34)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except gross margin and share data):

	Year Ended December 31,
	2010	2009
Pro Forma Combined:
Revenues	$182,945	$170,843
Operating loss	$(6,892)	$(26,478)
Net loss	$(8,785)	$(28,131)
Net loss per share, basic and diluted	$(0.10)	$(0.38)
Gross margin	65.7%	57.6%
Pro Forma Adjusted EBITDA	$19,528	$8,261

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Pro Forma net loss	$(8,785)	$(28,131)
Stock-based compensation	3,280	3,925
Depreciation	13,496	10,132
Amortization of intangible assets	4,961	8,645
In-process research and development	2,967	6,383
Interest expense, net	6,045	4,093
Income tax benefit	(2,126)	(3,070)
Other (income) expense, net	(1,975)	714
(Income) from discontinued operations	(78)	(216)
Acquisition-related inventory step-up	1,717	5,654
Non-controlling interest	26	132

Pro Forma Adjusted EBITDA	$19,528	$8,261

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

Liquidity and Capital Resources

At December 31, 2010, our principal sources of liquidity consisted of cash and cash equivalents of $23.2 million and accounts receivable, net of $39.8 million. On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on our plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2011, including the integration of Scient’x, as discussed below. Additionally, management believes we will meet the quarterly financial covenants included in our amended credit facility (see discussion below). However, if we are not able to achieve our planned revenue growth or incurs costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the amended credit facility. In addition to the financial covenants, there are other clauses including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender was to accelerate the repayment of borrowings under the amended credit facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility.

If we are not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or we have other unanticipated expenditures, we may be required to attempt to renegotiate the amended credit facility and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. We may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through 2011. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

On February 12, 2010, we filed a registration statement on Form S-3, or the Registration Statement, with the SEC pursuant to which we may offer and sell shares of our common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. In addition, under the Registration Statement, we have registered for resale up to an aggregate of 20,031,646 shares of our common stock by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, LP. The Registration Statement was declared effective by the SEC on April 9, 2010 and in that same month we completed a public offering of an aggregate of 18,400,000 shares of our common stock in an underwritten public offering, or the Offering, at a price per share of $5.00, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by us and 9,200,000 were sold by HealthpointCapital Partners, L.P. Net proceeds to us from the Offering were approximately $43.1 million after deducting underwriting discounts and commissions and expenses payable by us. We did not receive any proceeds from the sale of shares of common stock by HealthpointCapital Partners, L.P. We currently have the ability to sell $54.0 million of our securities under the Registration Statement.

In March 2010, we amended our Loan and Security Agreement with SVB and Oxford, or, the Lenders, that we had entered in December 2008 and in October 2010, we again amended our Credit Facility (See “Credit Facility and Other Debt” below).

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of December 31, 2010.

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

Operating Activities

We used net cash of $14.8 million in operating activities for the year ended December 31, 2010. During this period, net cash used in operating activities primarily consisted of a net loss of $14.4 million and a decrease in working capital and other assets of $24.8 million, which were offset by $24.4 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $24.8 million consisted of increases in accounts receivable of $2.2 million, increases in inventory of $14.7 million in support of the higher sales volume, increases in prepaid expenses and other assets of $1.4 million, decreases in accounts payable of $5.2 million and decreases in accrued expenses and other liabilities of $2.6 million, partially offset by increases in deferred revenues of $1.3 million.

Investing Activities

We used net cash of $14.4 million in investing activities for the year ended December 31, 2010 primarily for the purchase of $14.0 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment and the purchase of intangible assets of $2.3 million, partially offset by cash received of $1.6 million from our acquisition of Scient’x and $0.3 million in proceeds from the sale of IMC Co.

Financing Activities

We generated net cash of $43.1 million from financing activities for the year ended December 31, 2010. In February 2010, we entered into subscription agreements to sell shares of our common stock. Net proceeds from such sale totaled $6.5 million. In April 2010, we completed a public offering to sell shares of our common stock, generating $43.1 million in net proceeds after the payment of expenses. In addition, net proceeds from borrowings under our line of credit totaled $20.2 million and we generated cash of $0.2 million from the exercise of stock options. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $26.5 million. In addition, Scient’x paid $0.5 million to acquire the noncontrolling interest of its Italian subsidiary from the noncontrolling party.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement with the Lenders consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, we were required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million was due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012. In connection with the Loan and Security Agreement, we issued warrants to the Lenders to purchase an aggregate of 476,190 shares of our common stock at an exercise price of $1.89. We recorded the value of the warrants of $0.9 million as a debt discount. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. The other Lender had previously exercised all of its warrants in September 2009 (See Note 9 to the consolidated financial statements).

On March 26, 2010, we amended our Loan and Security Agreement, or as amended, the Credit Facility, with the Lenders. The working capital line of credit was increased by $10 million, to $25 million. In addition, we combined the previously existing term loan facility provided by Oxford to Scient’x with our existing term loan facility. Commencing in the second quarter 2010, the amended term loan collectively could not exceed $19.5 million.

Our term loan interest rate was amended to a fixed rate of 12.0%. We were required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million was increased by $0.2 million to $1.0 million. The finance charge was being accrued to interest expense through April 2012, when it was due and payable. We will pay a prepayment penalty if the loan is repaid prior to maturity.

In May 2009, Scient’x had entered into a term loan facility with Oxford for $7.5 million. This term loan has been included under the Credit Facility. Scient’x’s term loan carried a fixed interest rate of 12.42%. Scient’x was required to repay the principal plus interest in 36 equal monthly installments, ending in September 2012. In connection with the Credit Facility, the Scient’x term loan finance charge was increased to $0.5 million. The finance charge was being accrued to interest expense through September 2012, when it was due and payable. The security interest granted to Oxford under the original term loan facility was to remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues was eliminated under the Credit Facility.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments were due monthly and the principal was due at maturity in April 2012.

The funds from the credit facility were intended to serve as a source of working capital for ongoing operations and working capital needs. In connection with the amendment, we paid debt issuance costs and other transaction fees totaling $0.8 million. Included in debt issuance costs was a facility fee of $0.4 million and a line of credit commitment fee of $0.1 million. The debt issuance costs were capitalized and were being amortized over the remaining term of the loan using the effective interest method.

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

Commencing in the second quarter of 2010, we (including Scient’x) were also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. We were also required to maintain a cash balance with SVB equal to at least $10 million.

On October 29, 2010, we amended and restated our Credit Facility with SVB, or, the Amended Credit Facility. As part of the Amended Credit Facility, Oxford was removed as a co-lender. The Amended Credit Facility consists of a working capital line of credit, which permits us to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The working capital line of credit was intended to refinance our existing debt facilities and to support future working capital needs.

Upon execution of the Amended Credit Facility, we drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $31.9 million. The funds from the working capital line of credit were used to pay off our then-existing term loans with SVB and Oxford totaling $9.5 million and Scient’x’s then-existing term loan of $5.3 million with Oxford. In addition, we paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.2 million. We incurred debt issuance costs on the Amended Loan Agreement of $0.6 million, which included an upfront fee of $0.2 million paid to SVB. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. In addition, we recorded non-cash interest expense of approximately $0.5 million to write off our debt issuance costs and debt discount related to our prior term loans.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, we granted to SVB a first-priority security interest in all of our assets, other than its owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of SVB.

The Amended Credit Facility contains customary lending and reporting covenants, which, among other things, prohibit us from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Credit Facility. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on us, the interest to be charged pursuant to the Amended Credit Facility will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

We are also required to maintain compliance with financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjust quick ratio is defined as the sum of our cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses), less capital expenditures and cash taxes. As of December 31, 2010, we were in compliance with the financial covenants.

In January 2011, we executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the prime rate plus 3.5% during the first half of 2011, the prime rate plus 3.0% during the third quarter of 2011, the prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements.

During the year ended December 31, 2010, we repaid $3.1 million and drew an additional $20.2 million on the working capital line of credit. The balance of the line of credit as of December 31, 2010 was $31.9 million. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $2.2 million and $0.9 million for the years ended December 30, 2010 and 2009, respectively. Interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $3.5 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of December 31, 2010, the balance of the notes and the bond totaled $0.5 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of December 31, 2010, the balance of these capital leases totaled $0.4 million.

We have a note payable to Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011. The balance of this note as of December 31, 2010 was $15,000.

During 2010, we executed financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011. The balance of such financing agreements as of December 31, 2010 totaled $0.8 million.

In February 2010, we executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of December 31, 2010 was $0.5 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. Scient’x repaid $0.1 million in March 2010. The balance of this loan as of December 31, 2010 was $0.1 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2010 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011	2012	2013	2014	2015	Thereafter
Line of Credit with SVB	$31,850	$—	$—	$31,850	$—	$—	$—
Notes payable to Microsoft	15	15	—	—	—	—	—
Notes payable to Oracle	544	338	206	—	—	—	—
Notes payable for insurance premiums	816	816	—	—	—	—	—
Notes and bond payable to Japanese banks	466	272	134	55	5	—	—
Scient’x notes payable with French government agency	99	99	—	—	—	—	—
Capital lease obligations	392	168	168	55	1	—	—
Operating lease obligations	14,482	3,305	2,851	2,653	2,181	2,216	1,276
Guaranteed minimum royalty obligations	12,925	2,425	2,750	2,750	2,500	2,500	—
New product development milestones (1)	10,812	1,312	5,500	4,000	—	—	—

Total	$72,401	$8,750	$11,609	$41,363	$4,687	$4,716	$1,276

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2011 through 2013.

Real Property Leases

During the first quarter of fiscal year 2008, we entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of our five existing premises into two adjacent facilities.

In February 2008, we entered into a sublease agreement, or the Sublease, for office, engineering, and research and development space, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent was abated for months one through seven of the Sublease. Under the Sublease, we were required to provide the sublessor with a security deposit in the amount of approximately $93,500. Building 1 consolidated all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into a lease agreement, or the Lease, for additional office, engineering, research and development and warehouse and distribution space, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we were required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet our business needs. We consolidated all manufacturing, distribution and warehousing activities into Building 2 in April 2009.

Scient’x leases office and manufacturing warehouse and distribution space in Beaurains, France. The lease term commenced in December 2002 and ends in December 2013. The monthly base rent payable by Scient’x is approximately $40,000 per month, which increases annually with the cost of inflation in France.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

During the years ended December 31, 2010 and 2009, we shipped product to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than our customary U.S. business terms and operating in a new market in which we have limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases.

During the years ended December 31, 2010 and 2009, we shipped products to U.S. distributors that did not have extensive credit histories. As a result of a lack of extensive credit history, revenues for purchases by these distributors have been deferred until cash is received.

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologics product inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part.

Valuation of Goodwill and Intangible Assets

We assess the impairment of our goodwill and intangible assets annually in December or each quarter if business conditions change and an earlier impairment indicator arises. This assessment requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:

•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.

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

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2010 was based on a weighted-average volatility of our actual historical volatility since our initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2010 was calculated using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$252	$245	$236
Research and development	185	965	580
Sales and marketing	1,008	807	760
General and administrative	1,732	1,554	1,359

Total	$3,177	$3,571	$2,935

Effect on basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.06)

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance that requires entities to allocate revenue in multiple element arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for multiple element revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2010, our outstanding floating rate indebtedness totaled $31.9 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2010.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934).

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Scient’x, which was acquired in the first quarter of 2010 and which was included in the 2010 consolidated financial statements of Alphatec Holdings, Inc. Scient’x contributed $194.1 million and $144.6 million of total and net assets, respectively, as of December 31, 2010 and $23.8 million and $(7.0) million of revenues and net loss, respectively, for the year then ended.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Scient’x, which is included in the 2010 consolidated financial statements of Alphatec Holdings, Inc. and constituted $194.1 million and $144.6 million of total and net assets, respectively, as of December, 31, 2010 and $23.8 million and $7.0 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Alphatec Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Scient’x.

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Alphatec Holdings, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2011

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-46

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 2.1)	12/22/09	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	4/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	5/26/06	333-131609

4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	5/26/06	333-131609

4.2	Stockholders’ Agreement by and among Alphatec Holdings, Inc., HealthpointCapital Partners, LP and certain investors, dated as of March 17, 2005		Amendment No. 4 to Form S-1 (Exhibit 4.2)	5/15/06	333-131609

4.3	Subscription Agreement dated as of June 4, 2009, between Alphatec Holdings, Inc. and HealthpointCapital Partners II, L.P.		Form 10-Q (Exhibit 10.2)	8/4/09	000-52024

4.4	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.5	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	3/31/10	000-52024

4.6	Form of Subscription Agreement, dated as of February 9, 2010, between the Company and each of the investors in the Offering		Form 8-K (Exhibit 10.1)	2/10/10	000-52024

4.7	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008		Form 10-K (Exhibit 4.4)	3/4/09	000-52024

Lease Agreements

10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	5/12/08	000-52024

10.2	Sublease Agreement by and between Alphatec Holdings, Inc. and K2 Inc., dated as of February 28, 2008		Form 10-Q (Exhibit 10.1)	5/12/08	000-52024

Loan Agreements

10.3	Amended and Restated Loan and Security Agreement, dated as of March 26, 2010 by and among Silicon Valley Bank, Oxford Finance Corporation, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-Q (Exhibit 10.1)	5/10/10	000-52024

10.4	Loan and Security Agreement, dated as of May 29, 2009, between Oxford Finance Corporation and Scient’x USA, Inc.		Form 10-Q (Exhibit 10.2)	5/10/10	000-52024

10.5	Second Amendment to Loan and Security Agreement, dated as of March 26, 2010, between Oxford Finance Corporation and Scient’x USA, Inc. [COMMENT: Is there a First Amendment that should be filed as an exhibit]		Form 10-Q (Exhibit 10.3)	5/10/10	000-52024

10.6	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Spine, Inc. in favor of Oxford Finance Corporation		Form 10-Q (Exhibit 10.5)	5/10/10	000-52024

10.7	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Holdings, Inc. in favor of Oxford Finance Corporation		Form 10-Q (Exhibit 10.6)	5/10/10	000-52024

10.8†	Second Amended and Restated Loan and Security Agreement, dated as of October 29, 2010 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.	X

10.9†	First Amendment to the Amended Loan and Security Agreement, dated as of January 31, 2011 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.	X

Agreements with Respect to Collaborations, Licenses, Research and Development

10.10†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003		Amendment No. 1 to Form S-1 (Exhibit 10.26)	3/23/06	333-131609

10.11†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004		Amendment No. 4 to Form S-1 (Exhibit 10.29)	5/15/06	333-131609

10.12†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/9/07	000-52024

10.13†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	5/5/09	000-52024

10.14†	Amended and Restated License Agreement effective March 31, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.2)	5/5/09	000-52024

10.15†	Amended and Restated Developmental Consulting Agreement, dated as of March 31, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.3)	5/5/09	000-52024

10.16†	Exclusive License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007		Form 10-Q (Exhibit 10.1)	11/9/07	000-52024

10.17†	Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of December 18, 2007		Form 10-K (Exhibit 10.29)	3/17/08	000-52024

10.18†	Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 14, 2008		Form 10-K/A (Exhibit 10.22)	7/7/09	000-52024

10.19†	Second Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 12, 2009		Form 10-K/A (Exhibit 10.23)	7/7/09	000-52024

10.20†	Third Amendment to Exclusive License Agreement dated as of June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-Q (Exhibit 10.3)	8/4/09	000-52024

10.21†	Fourth Amendment to Exclusive License Agreement dated as of December 7, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K/A (Exhibit 10.38)	4/8/10	000-52024

10.22†	Fifth Amendment to Exclusive License Agreement dated as of November 30, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC	X

10.23†	Cross License Agreement effective June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and International Spinal Innovations, LLC		Form 10-Q (Exhibit 10.1)	8/4/09	000-52024

Agreements with Officers and Directors

10.24*	Amended and Restated Employment Agreement by and between Alphatec Holdings, Inc. and Dirk Kuyper, dated January 1, 2011	X

10.25*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/8/10	000-52024

10.26*	Employment Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Oliver Burckhardt		Form 10-Q (Exhibit 10.4)	5/10/10	000-52024

10.27*	Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Peter Wulff, dated October 11, 2010.		Form 10-Q (Exhibit 10.1)	11/8/10	000-52024

10.28*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit P. Stott, dated August 13, 2007		Form 10-K (Exhibit 10.17)	3/17/08	000-52024

10.29*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Jens Peter Timm, dated January 28, 2008		Form 10-K (Exhibit 10.15)	3/4/09	000-52024

10.30*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006		Form 10-K (Exhibit 10.27)	4/2/07	000-52024

10.31*	Amended and Restated Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated January 14, 2011	X

10.32*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	3/17/08	000-52024

10.33*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D., dated October 13, 2006		Form 10-K (Exhibit 10.30)	4/2/07	000-52024

10.34*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	5/5/09	000-52024

Equity Compensation Plans

10.35*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Amendment No. 5 to Form S-1 (Exhibit 10.5)	5/26/06	333-131609

10.36*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.6)	4/20/06	333-131609

10.37*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.7)	4/20/06	333-131609

10.38*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.8)	4/20/06	333-131609

21.1	List of subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(*)	Management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 3, 2011	By:	/S/ DIRK KUYPER
	Name:	Dirk Kuyper
	Title:	President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Board of Directors	March 3, 2011

/S/ MICHAEL O’NEILL Michael O’Neill	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 3, 2011

/S/ JOHN H. FOSTER John H. Foster	Director	March 3, 2011

/S/ JAMES R. GLYNN James R. Glynn	Director	March 3, 2011

/S/ STEPHEN H. HOCHSCHULER, M.D. Stephen H. Hochschuler, M.D.	Director	March 3, 2011

/S/ R. IAN MOLSON R. Ian Molson	Director	March 3, 2011

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 3, 2011

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2011

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$23,168	$10,085
Accounts receivable, net	39,777	24,766
Inventories, net	51,635	29,515
Prepaid expenses and other current assets	6,652	3,128
Deferred income tax assets	1,592	128

Total current assets	122,824	67,622
Property and equipment, net	38,440	30,356
Goodwill	170,194	60,113
Intangibles, net	43,148	2,296
Other assets	2,410	1,501

Total assets	$377,016	$161,888

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,957	$12,781
Accrued expenses	22,530	16,439
Deferred revenue	3,396	2,135
Current portion of long-term debt	1,708	6,724

Total current liabilities	43,591	38,079
Long-term debt, less current portion	32,474	23,631
Other long-term liabilities	2,153	1,008
Deferred income tax liabilities	8,761	738
Commitments and contingencies
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2010 and 2009; 3,319 shares issued and outstanding at both December 31, 2010 and 2009	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 89,040 and 52,558 shares issued and outstanding at December 31, 2010 and 2009, respectively	9	5
Treasury stock, 19 shares	(97)	—
Additional paid-in capital	383,647	175,021
Accumulated other comprehensive income (loss)	(1,310)	1,263
Accumulated deficit	(115,815)	(101,460)

Total stockholders’ equity	266,434	74,829

Total liabilities and stockholders’ equity	$377,016	$161,888

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$171,610	$120,618	$92,181
Cost of revenues	57,657	39,606	30,204
Amortization of acquired intangible assets	1,136	—	—

Gross profit	112,817	81,012	61,977
Operating expenses:
Research and development	16,431	13,487	12,965
In-process research and development	2,967	6,383	2,750
Sales and marketing	66,542	49,396	41,195
General and administrative	31,078	19,333	22,486
Amortization of acquired intangible assets	1,535	—	—
Transaction related expenses	3,671	2,598	—
Restructuring expenses	2,382	—	—
Litigation settlement	—	—	11,000

Total operating expenses	124,606	91,197	90,396

Operating loss	(11,789)	(10,185)	(28,419)
Other income (expense):
Interest income	81	51	372
Interest expense	(5,946)	(3,454)	(1,847)
Other income (expense), net	1,167	210	458

Total other income (expense)	(4,698)	(3,193)	(1,017)

Loss from continuing operations before taxes	(16,487)	(13,378)	(29,436)
Income tax (benefit) provision	(2,054)	127	252

Loss from continuing operations	(14,433)	(13,505)	(29,688)
Income from discontinued operations, net of tax	78	216	400

Net loss	$(14,355)	$(13,289)	$(29,288)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.27)	$(0.64)
Basic and diluted net income per share from discontinued operations	$—	$—	$0.01

Basic and diluted	$(0.18)	$(0.27)	$(0.63)

Weighted-average shares used in computing net loss per share:
Basic and diluted	78,590	49,292	46,290

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2007	47,169	$5	$153,394	$—	$334	$(58,883)	$94,850
Stock-based compensation	—	—	2,855	—	—	—	2,855
Exercise of stock options	21	—	48	—	—	—	48
Repurchase and/or forfeiture of common stock	(99)	—	(211)	—	—	—	(211)
Profit disgorgement	—	—	22	—	—	—	22
Mark-to-market for third party restricted stock	—	—	(259)	—	—	—	(259)
Issuance of common stock for employee stock purchase plan	40	—	118	—	—	—	118
JOM acquisition-reversal of discount	—	—	149	—	—	—	149
Issuance of common stock for restricted share awards granted to employees	50	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	230	—	1,151	—	—	—	1,151
Cancellation of redeemable preferred stock from terminated employees	—	—	6	—	—	—	6
Issuance of warrants in connection with credit facility	—	—	867	—	—	—	867
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	1,161	—	1,161
Net loss	—	—	—	—	—	(29,288)	(29,288)

Total comprehensive loss	—	—	—	—	—	—	(28,127)

Balance at December 31, 2008	47,411	5	158,140	—	1,495	(88,171)	71,469
Stock-based compensation	—	—	3,222	—	—	—	3,222
Exercise of stock options	16	—	38	—	—	—	38
Repurchase and/or forfeiture of common stock	(93)	—	(216)	—	—	—	(216)
Mark-to-market for third party restricted stock	—	—	305	—	—	—	305
Issuance of common stock for employee stock purchase plan	47	—	112	—	—	—	112
Issuance of common stock for restricted share awards granted to employees	10	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,002	—	3,011	—	—	—	3,011
Issuance of common stock in connection with private placement, net of offering costs	3,937	—	9,907	—	—	—	9,907
Issuance of common stock in connection with litigation settlement	115	—	500	—	—	—	500
Issuance of common stock in connection with warrant exercise	113	—	—	—	—	—	—
Cancellation of redeemable preferred stock from terminated employees	—	—	2	—	—	—	2
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	(13,289)	(13,289)

Total comprehensive loss	—	—	—	—	—	—	(13,521)

Balance at December 31, 2009	52,558	$5	$175,021	$—	$1,263	$(101,460)	$74,829

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2009	52,558	$5	$175,021	$—	$1,263	$(101,460)	$74,829
Stock-based compensation	—	—	3,330	—	—	—	3,330
Exercise of stock options	65	—	213	—	—	—	213
Repurchase and/or forfeiture of common stock	(82)	—	(331)	—	—	—	(331)
Mark-to-market for third party restricted stock	—	—	(269)	—	—	—	(269)
Issuance of common stock in connection with Public Offering, net of offering costs	9,200	1	43,112	—	—	—	43,113
Issuance of common stock in connection with Scient’x acquisition	23,731	2	151,637	—	—	—	151,639
Stock options issued in connection with Scient’x acquisition	—	—	1,040	—	—	—	1,040
Issuance of common stock for employee stock purchase plan	56	—	151	—	—	—	151
Issuance of common stock for restricted share awards granted to employees	121	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,622	1	3,499	—	—	—	3,500
Issuance of common stock in connection with private placement, net of offering costs	1,592	—	6,546	—	—	—	6,546
Mark to market for shares issued in litigation settlement	(19)	—	(302)	(97)	—	—	(399)
Issuance of common stock in connection with warrant exercise	196	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,573)	—	(2,573)
Net loss	—	—	—	—	—	(14,355)	(14,355)

Total comprehensive loss	—	—	—	—	—	—	(16,928)

Balance at December 31, 2010	89,040	$9	$383,647	$(97)	$(1,310)	$(115,815)	$266,434

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(14,355)	$(13,289)	$(29,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,246	11,956	8,731
Stock-based compensation	3,177	3,571	2,935
Interest expense related to amortization of debt discount and debt issuance costs	1,330	591	380
In-process research and development paid in stock	1,000	3,011	650
Provision for doubtful accounts	945	5	330
Provision for excess and obsolete inventory	2,781	1,927	3,068
Loss on sale of property and equipment, net	—	53	17
Gain on sale of IMC Co. (discontinued operations)	(188)	—	—
Deferred income tax (benefit) expense	(1,945)	141	401
Changes in operating assets and liabilities:
Accounts receivable	(2,179)	(6,048)	(5,273)
Inventories	(14,661)	(7,274)	(6,586)
Prepaid expenses and other current assets	(2,130)	1,702	(1,132)
Other assets	679	395	(917)
Accounts payable	(5,203)	(1,825)	1,911
Accrued expenses and other	(2,591)	(741)	3,436
Deferred revenue	1,261	277	1,858

Net cash used in operating activities	(14,833)	(5,548)	(19,479)

Investing activities:
Cash received in acquisition of Scient’x	1,589	—	—
Proceeds from sale of IMC Co. (discontinued operations)	329	—	—
Proceeds from sale of Noas Medical Company	—	383	—
Purchases of property and equipment	(14,028)	(11,823)	(13,002)
Purchase of intangible assets	(2,300)	(1,353)	(390)
Return of Scient’x license fee	—	—	2,246
Proceeds from sale of property and equipment	—	60	10
Certificate of deposit proceeds	—	—	2,000

Net cash used in investing activities	(14,410)	(12,733)	(9,136)

Financing activities:
Net proceeds from issuance of common stock	49,659	9,907	—
Exercise of stock options	213	38	48
Repurchase of stock options	—	—	(48)
Borrowings under lines of credit	20,174	5,768	24,100
Repayments under lines of credit	(3,059)	(2,533)	(15,430)
Principal payments on capital lease obligations	(174)	(342)	(479)
Proceeds from issuance of notes payable	—	—	16,867
Principal payments on notes payable	(23,268)	(2,569)	(3,671)
Purchase of noncontrolling interest	(480)	—	—
Other	—	—	22

Net cash provided by financing activities	43,065	10,269	21,409

Effect of exchange rate changes on cash and cash equivalents	(739)	(218)	(322)

Net increase (decrease) in cash and cash equivalents	13,083	(8,230)	(7,528)
Cash and cash equivalents at beginning of period	10,085	18,315	25,843

Cash and cash equivalents at end of period	$23,168	$10,085	$18,315

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,245	$2,245	$1,325
Cash paid for income taxes	$426	$158	$501
Purchases of property and equipment in accounts payable	$3,487	$4,115	$2,267
Purchase of software licenses through vendor financing arrangement	$872	$—	$492
Financing of insurance premiums by insurance provider	$1,179	$997	$764
Issuance of common stock for litigation settlement	$—	$500	$—
Purchase of property and equipment through capital leases	$—	$96	$—
Non-cash exercise of warrants	$540	$360	$—
Non-cash purchases of license agreements	$2,500	$—	$—
Issuance of common stock in acquisition of Scient’x	$151,639	$—	$—
Stock options issued in connection with Scient’x acquisition	$1,040	$—	$—

See accompanying notes.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiary, Scient’x S.A.S. (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa, South America and Latin America. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. (“Alphatec Pacific”), and through Scient’x’s distributors in China, Korea and Australia.

On March 26, 2010, the Company completed its acquisition of Scient’x, a global medical device company based in France that designs, develops and manufactures surgical implants to treat disorders of the spine (See Note 3).

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. The results of operations for the year ended December 31, 2010 include the results of Scient’x beginning April 1, 2010 as the Company determined that Scient’x’s results of operations for the five days from the acquisition date, March 26, 2010, to the fiscal quarter end were immaterial to the Company’s first quarter consolidated results. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. The results of operations and the gain on sale associated with this business have been presented as discontinued operations in the accompanying consolidated statements of operations for al period presented. The effects of the discontinued operations were considered immaterial to the Company’s consolidated balance sheet at December 31, 2009 (See Note 14).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $23.2 million and accounts receivable of $39.8 million at December 31, 2010 will be sufficient to fund its cash requirements through at least December 31, 2011. Additionally, management believes it will meet the quarterly financial covenants included in its amended credit facility (see Note 6). However, if the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the amended credit facility. In addition to the financial covenants, there are other clauses including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender was to accelerate the repayment of borrowings under the amended credit facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility.

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company may be required to attempt to renegotiate the amended credit facility and may be required to seek additional capital and/or to substantially reduce discretionary spending, which could have a material adverse effect on the Company’s

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ability to achieve its intended business objectives. The Company may seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

Reclassifications

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2010 a substantial portion of our available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part.

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

Instrument Useful Lives

During the first quarter of 2008, the Company completed a review of the estimated useful lives of its spinal disorder product instrumentation. After reviewing internal plans, analyzing and testing the historical useful life of instrumentation, forecasting product life cycles and demand expectations, the useful life was extended from two to four years. The extension of depreciable lives qualified as a change in accounting estimate and was made on a prospective basis effective January 1, 2008. For the years ended December 31, 2009 and 2008, depreciation

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense was $4.1 million and $2.9 million, respectively, less than it would have been had the depreciable lives not been extended. The effect of this change on basic and diluted net loss per share for the years ended December 31, 2009 and 2008 was $0.08 and $0.06, respectively. Depreciation expense for instruments is included in cost of revenues in the consolidated statement of operations.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. The Company has not recognized any impairment losses through December 31, 2010.

During the third quarter of 2010, the Company concluded that a decline in its stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, the Company performed an interim impairment test on its single operating unit. The Company re-assessed goodwill impairment when it performed its annual test for impairment in December 2010.

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

The Company estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was marginally greater and $35.8 million greater than the Company’s carrying value at September 30, 2010 and December 31, 2010, respectively. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2010 or December 31, 2010.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting provisions also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a one to ten-year period.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds it fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through December 31, 2010.

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese subsidiary is the Japanese yen, the Hong Kong subsidiary is the Hong Kong dollar and the functional currency of the Company’s European operations is the Euro. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, the Company recorded net foreign currency gains of approximately $1.1 million, $0 and $0.4 million, respectively.

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s functional currency (the Euro) and the U.S. dollar. During 2010, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro decreased approximately 9% relative to the U.S. dollar during the year ended December 31, 2010.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expense consists of costs associated with the design, development, testing, and enhancement of the Company’s products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with our Scientific Advisory Board and Executive Surgeon Panels. Research and development costs are expensed as incurred.

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company will be expensing these costs.

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

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $2.0 million, $1.3 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2010 was based on a weighted-average volatility of its actual historical volatility since its initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Its calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company continues to use the historical volatility of peer entities due to the lack of sufficient historical data of its stock price since its initial public offering.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2010, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.9-2.8%	2.0-2.8%	2.4-3.5%
Expected dividend yield	—	—	—
Weighted average expected life (years)	6.0-6.2	6.1-6.2	6.2-6.3
Volatility	56-57%	57-58%	51-57%

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$252	$245	$236
Research and development	185	965	580
Sales and marketing	1,008	807	760
General and administrative	1,732	1,554	1,359

Total	$3,177	$3,571	$2,935

Effect on basic and diluted net loss per share	$(0.04)	$(0.07)	$(0.06)

The amounts above include stock-based compensation expense of $0.2 million, $0.5 million and $0.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. In addition, $(0.2) million, $0.3 million and $0.1 million of compensation expense is included in the amount above for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the consulting agreement the Company has with Stout Medical Consulting Group LP (“Stout”). See Note 5.

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

	Year Ended December 31,
	2010	2009	2008
Numerator:
Loss from continuing operations	$(14,433)	$(13,505)	$(29,688)
Income from discontinued operations, net of tax	78	216	400

Net loss	$(14,355)	$(13,289)	$(29,288)

Denominator:
Weighted average common shares outstanding	79,052	50,077	47,339
Weighted average unvested common shares subject to repurchase	(462)	(785)	(1,049)

Weighted average common shares outstanding—basic	78,590	49,292	46,290
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—

Weighted average common shares outstanding—diluted	78,590	49,292	46,290

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.27)	$(0.64)
Basic and diluted net income per share from discontinued operations	—	—	0.01

Basic and diluted net loss per share	$(0.18)	$(0.27)	$(0.63)

As of December 31, 2010, 2009 and 2008, none of the outstanding redeemable preferred stock is convertible to common stock.

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2010	2009
Options to purchase common stock	2,631	2,372
Warrants to purchase common stock	—	425
Unvested restricted stock awards	462	785

	3,093	3,582

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires entities to allocate revenue in multiple-element arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for multiple-element revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect adoption to have a material impact on the Company’s financial position or results of operations.

3. Acquisitions and Investment

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

As required by the acquisition agreement, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition (“Replacement Options”), and such optionees were given credit for the vesting of their Scient’x options up to the closing date. $1.0 million was included in the purchase price to represent the fair value of the Scient’x options attributable to pre-combination service and was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The assumptions used in estimating the fair value of the Replacement Options include expected volatility of 56.0%, expected term of 6.0 years, and a risk-free interest rate of 2.5%. The difference between the fair value of the replacement options and the amount included in consideration transferred is being recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period.

Based on the closing price of Alphatec’s common stock of $6.39 on March 26, 2010, the fair value of the Replacement Options, and the amount payable in exchange for reduction in shares, the total purchase price was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$151,639
Fair value of Scient’x options replaced	1,040
Payable in exchange for reduction in shares to be paid in cash	1,618

Total purchase price	$154,297

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the acquisition method of accounting, the total purchase price is allocated to Scient’x’s net tangible and intangible assets based on their preliminary estimated fair values at the date of the completion of the acquisition and such estimates were subject to revision based on the Company’s final determination of valuations associated with net tangible assets, intangible assets, deferred taxes, contingent liabilities, and the non-controlling interest. As of December 31, 2010 the Company had finalized its purchase price allocation.

The following table summarizes the allocation of the purchase price (in thousands) for Scient’x and the estimated useful lives for the acquired intangible assets:

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$2,577
Acquired intangibles:
Core technology	10	3,632
Developed technology	8	9,552
In-process technology	Indefinite	1,749
Corporate trademarks	5	1,614
Key product trademarks	9	2,179
Customer-related intangible	15	16,009
Distribution network	10	1,614
Physician education programs	10	3,095
Goodwill		112,276

Total purchase price allocation		$154,297

A total of $2.6 million has been allocated to Scient’x net tangible assets assumed and $39.4 million has been allocated to identifiable intangible assets acquired. A value of $112.3 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec acquired Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believes that significant cost reduction synergies may be realized when the integration of the acquired business is complete. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

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

For the technology-related assets, the acquired product families were separated into the following categories: core, developed, and in-process technology. The core, developed, and in-process technology values were determined by estimating the present values of the net cash flows expected to be generated by each category of technology.

Trademarks were segregated into the categories of corporate trademarks and key product trademarks. Trademark values were calculated by estimating the present value of future royalty costs that would be avoided by a market participant due to ownership of the trademarks acquired.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Scient’x is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in the countries in which it operates. The Company has conducted an assessment of liabilities arising from these tax matters in each of such jurisdictions, and has recognized provisional amounts in its accounting for the acquisition of Scient’x for the identified liabilities.

The changes in the carrying amount of goodwill since the acquisition date through December 31, 2010 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Purchase price adjustments to net tangible assets	(248)
Effect of foreign exchange rate on goodwill	(2,279)

Balance at December 31, 2010	$109,997

The following unaudited pro forma information presents the consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except share data):

	Year Ended December 31,
	2010	2009
Revenues	$182,945	$170,843
Operating loss	(6,892)	(26,478)
Net loss	(8,785)	(28,131)
Net loss per share, basic and diluted	$(0.10)	$(0.38)

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

For the years ended December 31, 2010 and 2009, the Company incurred transaction costs related to the acquisition of $3.7 million and $2.6 million, respectively. These costs were expensed as incurred.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010 and 2009, the Company incurred restructuring charges related to the acquisition of $2.4 million and $0, respectively. These costs consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

Since the acquisition date, the amount of Scient’x revenue and net loss included in the Company’s consolidated statement of operations for the year ended December 31, 2010 totaled $23.8 million and $(7.0) million, respectively.

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that Alphatec cannot reasonably estimate at this time.

Purchase of Minority Interest

During December 2010, Scient’x acquired the noncontrolling interest of its Italian subsidiary from the noncontrolling party for $0.5 million. The fair value of the non-controlling interest as of the repurchase date was $0.5 million.

Investment in Noas Medical Company

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

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2010	2009
Accounts receivable	$40,931	$25,084
Allowance for doubtful accounts	(1,154)	(318)

Accounts receivables, net	$39,777	$24,766

Inventories

Inventories consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,821	$—	$3,821	$2,866	$—	$2,866
Work-in-process	2,242	—	2,242	1,644	—	1,644
Finished goods	56,602	(11,030)	45,572	33,650	(8,645)	25,005

Inventories	$62,665	$(11,030)	$51,635	$38,160	$(8,645)	$29,515

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2010	2009
Surgical instruments	4	$53,155	$35,286
Machinery and equipment	7	11,697	9,684
Computer equipment	5	2,851	2,575
Office furniture and equipment	5	3,617	3,128
Leasehold improvements	various	3,534	3,355
Building	39	225	201
Land	n/a	17	15
Construction in progress	n/a	509	368

		75,605	54,612
Less accumulated depreciation and amortization		(37,165)	(24,256)

Property and equipment, net		$38,440	$30,356

Total depreciation expense was $13.1 million, $8.6 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company had assets under capital leases of $3.3 million and $3.1 million at December 31, 2010 and 2009, respectively. Accumulated depreciation on these assets totaled $2.9 million and $2.5 million at December 31, 2010 and 2009, respectively. Depreciation expense for these capital leases included in total depreciation expense above was $0.4 million, $0.3 million and $0.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2010	2009
Developed product technology	5	$23,030	$13,700
Distribution rights	3	4,148	3,737
Intellectual property	5	1,004	1,004
License agreements	1	5,100	350
Core technology	10	3,548	—
In-process technology	Indefinite	1,708	—
Trademarks and trade names	5-9	3,722	—
Customer-related	15	15,792	—
Distribution network	10	1,614	—
Physician education programs	10	3,022	—
Supply agreement	10	225	225

		62,913	19,016
Less accumulated amortization		(19,765)	(16,720)

Intangible assets, net		$43,148	$2,296

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization expense was $3.9 million, $3.3 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2010 is as follows (in thousands):

Year Ending December 31,
2011	$4,500
2012	4,500
2013	4,454
2014	4,351
2015	4,198
Thereafter	19,437

Total future expected amortization expense	41,440
Add: In-process technology	1,708

Total	$43,148

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Legal	$1,380	$273
Accounting	572	452
Restructuring	208	—
Customer credit	440	12
Sales milestone	1,381	—
Accrued taxes payable	838	199
License and distribution agreements	—	500
Deferred rent	2,034	2,277
Royalties	2,466	2,615
Commissions	4,030	3,072
Payroll and related	5,060	4,185
Other	4,121	2,854

Total accrued expenses	$22,530	$16,439

Deferred Revenues

During the years ended December 31, 2010 and 2009, the Company shipped $6.2 million and $4.8 million, respectively, of products to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of December 31, 2010 and December 31, 2009 was $0.8 million and $1.3 million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2010 and 2009, the Company shipped $3.5 million and $1.8 million, respectively, of products to U.S. distributors that did not have extensive credit histories. As a result of a lack of extensive credit history, revenues for purchases by these distributors have been deferred until cash is received. The balance in deferred revenue relating to these distributors as of December 31, 2010 and 2009 was $2.6 million and $0.8 million, respectively.

5. License and Consulting Agreements

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products. The Company recorded a charge for in process research and development expense (“IPR&D”) of $2.0 million in the fourth quarter of 2007 for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no alternative future use exists. The agreement includes milestone payments of $3.6 million consisting of cash and the Company’s common stock upon the completion of the biomechanical testing. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch. During the second quarter of 2009, the Company successfully completed one of its development milestones and recorded an IPR&D charge totaling $3.6 million, which consisted of a cash payment of $1.8 million and the issuance of $1.8 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. The total number of shares of common stock, which were issued on July 15, 2009, was 567,821.

Between January 2008 and June 2009, the Company entered into three amendments to the OsseoScrew License Agreement. None of the amendments had material changes to the financial terms of the Osseoscrew License Agreement.

In December 2009, the Company and PST entered into a fourth amendment to the OsseoScrew License Agreement. Under the fourth amendment, the terms relating to the payment of a $0.5 million development milestone payment were modified. The Company recorded a charge for IPR&D of $0.5 million in the fourth quarter of 2009 upon completion of a development milestone, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed and no alternative future use exists. The timing of the royalty payments based on net sales of licensed products has been amended and minimum annual royalties began in 2010 instead of 2009.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2010, the Company and PST entered into a fifth amendment to the OsseoScrew License Agreement. The fifth amendment includes (i) a milestone payment of a $1.5 million and the issuance of $1.0 million in shares of the Company’s common stock upon market launch in Europe; and (ii) royalty payments based on net sales of licensed products with minimum annual royalties beginning at the end of 2011. During the fourth quarter of 2010, the Company recorded an intangible asset of $2.5 million for a milestone payment required upon market launch in Europe which consisted of the cash payment of $1.5 million and $1.0 million in shares of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued on December 15, 2010, was 452,488.

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

License Agreement with Helix Point, LLC

In February 2009, the Company entered into a License Agreement (the “Helifuse/Helifix License Agreement”) with Helix Point, LLC (“Helix Point”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.6 million for the initial cash and stock payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists. During the third quarter of 2010, the Company recorded an intangible asset of $0.2 million for the assets received as this product is cleared for sale in Europe and technological feasibility is considered to have been achieved. The Company is amortizing this asset over seven years, the estimated life of the product.

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a Cross License Agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products. During the second quarter of 2009, the Company recorded an IPR&D charge of $0.9 million for the stock issuance on June 30, 2009, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the first quarter of 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment. During the third quarter of 2010, the pre-clinical study milestone was achieved and the Company recorded an IPR&D charge totaling $2.0 million, which consisted of a cash payment of $1.0 million and the issuance of $1.0 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, additional items subject to risk of completion were necessary to comply with regulatory requirements and no alternative future use exists. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone, was 465,116. In addition, during the third quarter of 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of a cash payment of $0.5 million and $1.0 million shares of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone in September, was 476,190.

Asset Purchase Agreement with AlpineSpine, LLC

In April 2010, the Company entered into an Asset Purchase Agreement with AlpineSpine, LLC (the “AlpineSpine Agreement”) to purchase an anterior cervical plate system, including all of the related intellectual property and inventory. The financial terms of the AlpineSpine Agreement include: (i) a payment of $0.5 million in exchange for the assets received in April 2010 related to the anterior cervical plate system; (ii) a milestone payment after full market launch; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the second quarter of 2010, the Company recorded an intangible asset of $0.5 million for the assets received as this product is cleared for sale in the U.S. and technological feasibility is considered to have been achieved. During the fourth quarter of 2010, the Company recorded an additional $0.3 million to the intangible asset for the milestone payments made. The Company is amortizing the intangible asset over seven years, the estimated life of the product.

License Agreement with Merlot Orthopedix, Inc.

In July 2010, the Company entered into a License Agreement (the “Merlot Ortho Agreement”) with Merlot Orthopedix, Inc. (“Merlot Ortho”) that provides the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The financial terms of the Merlot Ortho License Agreement include: (i) a cash payment of $0.3 million following the execution of the Merlot Ortho License Agreement; (ii) a cash payment of $150,000 for materials transferred to Alphatec Spine; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the third quarter of 2010, the Company recorded an IPR&D charge of $0.4 million for

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the initial payment and material transfer payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

License Agreement with R Tree Innovations LLC

In September 2010, the Company entered into a License Agreement (the “R Tree License Agreement”) with R Tree Innovations LLC (“R Tree”) that provides the Company with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of the Company’s common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the third quarter of 2010, the Company recorded an intangible asset of $1.3 million following the execution of the R Tree License Agreement. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the R Tree License Agreement on October 22, 2010, was 228,310.

6. Debt

Loan and Security Agreement

Credit Facility and Other Debt

In December 2008, the Company entered into a Loan and Security Agreement with the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, the Company was required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million was due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012. In connection with the Loan and Security Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 476,190 shares of its common stock at an exercise price per share of $1.89. The Company recorded the value of the warrants of $0.9 million as a debt discount. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. The other Lender had previously exercised all of its warrants in September 2009 (See Note 9 to the consolidated financial statements).

On March 26, 2010, the Company amended its Loan and Security Agreement, or as amended, the Credit Facility, with the Lenders. The working capital line of credit was increased by $10 million, to $25 million. In addition, the Company combined the previously existing term loan facility provided by Oxford to Scient’x with its existing term loan facility. Commencing in the second quarter 2010, the amended term loan collectively could not exceed $19.5 million.

The Company’s term loan interest rate was amended to a fixed rate of 12.0%. The Company was required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million was increased by $0.2 million to $1.0 million. The finance charge was being accrued to interest expense through April 2012, when it was due and payable. The Company will pay a prepayment penalty if the loan is repaid prior to maturity.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, Scient’x had entered into a term loan facility with Oxford for $7.5 million. This term loan has been included under the Credit Facility. Scient’x’s term loan carried a fixed interest rate of 12.42%. Scient’x was required to repay the principal plus interest in 36 equal monthly installments, ending in September 2012. In connection with the Credit Facility, the Scient’x term loan finance charge was increased to $0.5 million. The finance charge was being accrued to interest expense through September 2012, when it was due and payable. The security interest granted to Oxford under the original term loan facility was to remain in full effect, amended as necessary to accommodate the acquisition of Scient’x and to conform to the terms of the Credit Facility. Scient’x’s previously existing financial covenant to maintain a minimum level of revenues was eliminated under the Credit Facility.

The working capital line of credit interest rate was amended to equal the prime rate plus 4.50%, with a floor rate of 8.50%. The repayment terms under the working capital line of credit were not amended. Interest-only payments were due monthly and the principal was due at maturity in April 2012.

The funds from the credit facility were intended to serve as a source of working capital for ongoing operations and working capital needs. In connection with the amendment, the Company paid debt issuance costs and other transaction fees totaling $0.8 million. Included in debt issuance costs was a facility fee of $0.4 million and a line of credit commitment fee of $0.1 million. The debt issuance costs were capitalized and were being amortized over the remaining term of the loan using the effective interest method.

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

Commencing in the second quarter of 2010, the Company (including Scient’x) was also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. The Company was also required to maintain a cash balance with SVB equal to at least $10 million.

On October 29, 2010, the Company amended and restated its Credit Facility with SVB, or, the Amended Credit Facility. As part of the Amended Credit Facility, Oxford was removed as a co-lender. The Amended Credit Facility consists of a working capital line of credit, which permits the Company to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The working capital line of credit was intended to refinance our existing debt facilities and to support future working capital needs.

Upon execution of the Amended Credit Facility, the Company drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $31.9 million. The funds from the working capital line of credit were used to pay off the Company’s then-existing term loans with SVB and Oxford totaling $9.5 million and Scient’x’s then-existing term loan of $5.3 million with Oxford. In addition, the Company paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.2 million. The Company incurred debt issuance costs on the Amended Loan Agreement of $0.6 million, which included an upfront fee of $0.2 million paid to SVB. The debt issuance costs were capitalized and are

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized over the term of the loan using the effective interest method. In addition, the Company recorded non-cash interest expense of approximately $0.5 million to write off its debt issuance costs and debt discount related to its prior term loans.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, the Company granted to SVB a first-priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of SVB.

The Amended Credit Facility contains customary lending and reporting covenants, which, among other things, prohibit the Company from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Credit Facility. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on the Company, the interest to be charged pursuant to the Amended Credit Facility will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

The Company is also required to maintain compliance with financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjust quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses, less capital expenditures and cash taxes. As of December 31, 2010, the Company was in compliance with the financial covenants.

In January 2011, the Company and SVB executed an amendment to the Amended Credit Facility. See Note 15 for additional information.

During the year ended December 31, 2010, the Company repaid $3.1 million and drew an additional $20.2 million on the working capital line of credit. The balance of the line of credit as of December 31, 2010 was $31.9 million. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $2.2 million and $0.9 million for the years ended December 30, 2010 and 2009, respectively. Interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $3.5 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a note payable to Microsoft, Inc. for the purchase of software licenses, bearing interest at a rate of 2.7% and a maturity date of February 2011.

During 2010, the Company executed financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011.

In February 2010, the Company executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months.

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

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Line of credit	$31,850	$14,735
Term loan	—	13,657
Notes payable to Japanese banks	315	892
Capital leases (See Note 7)	392	94
Bond payable to a Japanese bank	151	218
Note payable related to software license purchases	559	191
Note payable to OSEO Anvar	99	—
Financing agreements for premiums on insurance policies	816	568

Total debt	34,182	30,355
Less: current portion	(1,708)	(6,724)

Total long-term debt	$32,474	$23,631

Principal payments on debt are as follows as of December 31, 2010 (in thousands):

Year Ending December 31,
2011	$1,540
2012	340
2013	31,905
2014	5
2015	—
Thereafter	—

Total	33,790
Add: capital lease principal payments	392

Total	34,182
Less: current portion of long-term debt	(1,708)

Long-term debt, net of current portion	$32,474

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Commitments and Contingencies

Leases

During the first quarter of 2008, the Company entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of its then existing premises into two adjacent facilities, as described below. The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2014, and certain equipment under capital leases which expire on various dates through 2014.

In February 2008, the Company entered into a sublease agreement (the “Sublease”), for office, engineering, and research and development space. The Sublease term commenced May 2008 and ends on January 31, 2016. The Company is obligated under the Sublease to pay base rent and certain operating costs and taxes for the building. Monthly base rent payable by the Company was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent was abated for months one through seven of the Sublease. At the sublease inception, the Company paid a security deposit in the amount of approximately $93,500. The Company consolidated all corporate, marketing, finance, administrative, and research and development activities into this building in May 2008.

In March 2008, the Company entered into a lease agreement (the “Lease”) for additional office, engineering, research and development and warehouse and distribution space. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for the building. The monthly base rent payable by the Company was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. At the lease inception, the Company paid a security deposit in the amount of approximately $293,200 consisting of cash and two letters of credit. Following the Company’s achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet the Company’s business needs. The Company consolidated all manufacturing, distribution and warehousing activities into this building in April 2009.

Scient’x leases office and manufacturing warehouse and distribution space in Beaurains, France. The lease term commenced in December 2002 and ends in December 2013. The monthly base rent payable by Scient’x is approximately $40,000 per month, which increases annually with the cost of inflation in France.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2011	$3,305	$176
2012	2,851	176
2013	2,653	56
2014	2,181	1
2015	2,216	—
Thereafter	1,276	—

	$14,482	409

Less: amount representing interest		(17)

Present value of minimum lease payments		392
Current portion of capital leases		(168)

Capital leases, less current portion		$224

Rent expense under operating leases for the years ended December 31, 2010, 2009, and 2008 was $3.2 million, $2.4 million and $2.4 million, respectively.

Litigation

In January 2011, the Company filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., alleging that Biomet’s TPS-TL products infringe one of our patents. The Company is seeking money damages, attorneys’ fees and interest. The outcome of the litigation cannot be predicted at this time and there can be no assurance that the Company will be successful in its claims.

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”), alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While the Company denied the allegations in its answer to the complaint and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and the Company continues to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by the Company, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in September 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in California state court and Federal Court for the Southern District of New York. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except the Company’s subsidiary, Surgiview, S.A.S., finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec has appealed this ruling. While the Company believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x SA’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x SA in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x SA to pay DAK under a change of ownership provision that existed in the distribution agreement. While the Company believes that the plaintiff’s remaining allegations are also without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on the Company’s financial condition and results of operations.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (the “FCA”) that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. The relators in the complaint were the principals of the plaintiff in the DAK Surgical matter discussed above. Under the FCA, the United States Department of Justice, Civil Division, (“DOJ”), had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither the Company nor Scient’x USA have been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x USA’s business practices were in compliance with the FCA and intend to vigorously defend itself with respect to the allegations contained in the qui tam complaint, however, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Co., Canaccord Genuity, Cowen & Co., and Lazard Capital are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. No assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. HealthpointCapital is also a defendant in each action. The Company has been named as a nominal defendant in each action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. No assurances can be given as to the timing or outcome of this lawsuit.

At December 31, 2010, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

8. Redeemable Preferred Stock and Stockholders’ Equity

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2010, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2010 and 2009.

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

Public Offering of Common Stock

In April 2010, the Company completed a public offering of an aggregate of 18,400,000 shares of its common stock in an underwritten public offering (the “Offering”). The shares were sold at an offering price per share of $5.00, less underwriting commissions and discounts. Of the shares of common stock sold in the Offering, 9,200,000 shares were sold by the Company and 9,200,000 were sold by HealthpointCapital Partners, L.P (the “Selling Stockholder”). The net proceeds to the Company were approximately $43.1 million after deducting underwriting discounts and commissions and expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of common stock by the Selling Stockholder.

The Offering was made pursuant to a prospectus supplement dated April 16, 2010 and the Company’s existing shelf registration statement on Form S-3, which was initially filed with the SEC on February 12, 2010 and declared effective by the SEC on April 9, 2010.

Subscription Agreements for Sale of Common Stock

On February 9, 2010, the Company entered into subscription agreements with a group of purchasers for the sale of an aggregate of 1,592,011 shares of the Company’s common stock at a purchase price of $4.1457 per share, for gross proceeds of approximately $6.6 million (the “Subscription Agreements Offering”). The net proceeds to the Company from the Subscription Agreements Offering, after deducting expenses, were approximately $6.5 million. The Subscription Agreements Offering was made pursuant to a registration statement on Form S-3 and closed on February 12, 2010.

Filing of Registration Statement

On February 12, 2010, the Company filed a registration statement on Form S-3 with the SEC pursuant to which the Company may offer and sell common stock and preferred stock, various series of debt securities, and warrants, either individually or in units, with a total value of up to $100,000,000 at prices and on terms to be determined by market conditions at the time of offering. In addition, under such registration statement, the

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has registered for resale up to an aggregate of 20,031,646 shares of the Company’s common stock by HealthpointCapital. The registration statement was declared effective by the SEC on April 9, 2010.

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 7,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2010, approximately 931,000 shares of common stock remained available for issuance under the 2005 Plan.

Stock Options

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2009	2,957	$3.94	8.28	$4,120
Granted	2,622	$3.70	—	—
Exercised	(88)	$4.14	—	—
Forfeited	(1,081)	$5.27	—	—

Outstanding at December 31, 2010	4,410	$3.46	8.34	$1,088

Options vested and exercisable at December 31, 2010	1,406	$4.15	7.14	$149

Options vested and expected to vest at December 31, 2010	4,013	$3.54	8.24	$938

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $1.95, $1.79 and $2.35, respectively. The aggregate intrinsic value of options at December 31, 2010 is based on the Company’s closing stock price on that date of $2.70 per share.

As of December 31, 2010, there was $4.7 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.8 years. The total intrinsic value of options exercised for the year ended December 31, 2010 was $0.1 million. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2009 and 2008.

In connection with the acquisition of Scient’x, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition, and such optionees were given credit for the vesting of their Scient’x options up to the closing date. The Company calculated the fair value of the Scient’x options attributable to pre-combination service using the Black-Scholes-Merton option pricing model with market assumptions. The fair value of the replacement options that was associated with pre-combination service was included in consideration transferred in the acquisition. The difference between the fair value of the replacement options and the amount included in consideration transferred is being recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period. The Company granted 754,838 options, with an exercise price of $6.39, to purchase shares of Alphatec common stock to Scient’x optionees.

In November 2010, the Company exchanged 330,549 options that were issued to Scient’x optionees for a reduced number of options at the then current Alphatec common stock price. The ratio of options exchanged was calculated so that the fair value of the new options was equal to the fair value of the previously issued options resulting in no incremental stock compensation expense. The Company granted 193,144 options with an exercise price of $2.31.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2009	520	$5.90	1.29
Awarded	121	$2.60
Vested	(362)	$6.72
Forfeited	(11)	$6.76

Unvested at December 31, 2010	268	$3.26	1.89

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the years ended December 31, 2010, 2009 and 2008 was $2.60, $3.81 and $4.93, respectively.

Warrants

In December 2008, the Company issued warrants to the Lenders in the Credit Facility to purchase an aggregate of 476,190 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants were immediately exercisable, could be exercised through a cashless exercise and had a ten-year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Treasury Stock

On August 31, 2009, pursuant to a settlement agreement with the claimants in a lawsuit filed against the Company, the Company issued 114,766 shares of its common stock, valued at a price per share of $4.35, to the claimants. The resale of such shares was not covered by a registration statement. As required by the settlement agreement, nine months after the issuance, the value of such stock ($0.5 million) was measured against the then-current value of the Company’s common stock on such date. The Company performed the measurement calculation on February 28, 2010 using a per share price of the Company’s common stock of $5.20, which resulted in the forfeiture of 18,612 shares by the claimants. The Company recorded the fair value of the forfeited shares of $0.1 million as treasury stock. As per the agreement, through the third quarter of 2010, the Company reviewed the fair value of the $0.5 million equity issuance on a quarterly basis to determine if additional accounting was warranted based on a fluctuation in the Company’s stock price. Based on this review, the Company recorded a fair value adjustment totaling $0.3 million to decrease litigation expense.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2010
Stock options outstanding	4,410
Awards outstanding	268
Authorized for future grant under 2005 Plan	931

5,609

10. Income Taxes

The components of the (benefit) provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$4	$—	$—
State	158	(34)	110
Foreign	(271)	135	225

Total current (benefit) provision	(109)	101	335

Deferred:
Federal	162	116	116
State	(30)	25	25
Foreign	(2,077)	(115)	(224)

Total deferred (benefit) provision	(1,945)	26	(83)

Total (benefit) provision	$(2,054)	$127	$252

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(0.8)%	(3.0)%
Stock-based compensation	4.4%	5.2%
Foreign taxes	3.1%	1.9%
Tax credits	(3.4)%	(1.7)%
Transaction costs	8.0%	—
Tax rate adjustment	4.4%	—
Other	3.2%	(8.9)%
Valuation allowance	3.6%	42.4%

	(12.5)%	0.9%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowances and reserves	$551	$63
Accrued expenses	3,335	2,437
Inventory reserves	7,943	4,808
Net operating loss carryforwards	20,275	17,564
Property and equipment	327	968
Stock-based compensation	676	661
Intangible assets	—	3,134
Income tax credit carryforwards	826	580

	33,933	30,215
Valuation allowance	(32,655)	(30,215)

Total deferred tax assets, net of valuation allowance	1,278	—
Deferred tax liabilities:
Intangible assets	7,705	—
Goodwill	742	610

Total deferred tax liabilities	8,447	610

Net deferred tax liabilities	$(7,169)	$(610)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2010, a valuation allowance of $32.7 million has been established against the net deferred tax assets as realization is uncertain. Deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. At December 31, 2010, such amounts represent $0.7 million. The additional net deferred tax liabilities are related to acquired Scient’x net deferred liabilities.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the Company has unrecognized tax benefits of $4.4 million of which $4.0 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Balance at January 1, 2008	$1,574
Additions based on tax positions related to the current year	399
Reductions as a result of lapse of applicable statute of limitations	(53)

Balance at December 31, 2008	1,920
Additions based on tax positions related to the current year	305
Reductions as a result of tax positions taken	(34)
Reductions as a result of lapse of applicable statute of limitations	(75)

Balance at December 31, 2009	2,116
Additions based on tax positions related to the prior year	39
Additions based on tax positions related to the current year	1,480
Additions based on tax positions related to the acquisition of Scient’x	1,097
Reductions as a result of lapse of applicable statute of limitations	(256)
Reductions as a result of foreign exchange rates and other	(55)

Balance at December 31, 2010	$4,421

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by approximately $0.9 million within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2005. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, or U.S. state and local tax authorities, however, Scient’x’s 2008 and 2009 tax years are currently under audit by the French tax authorities.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2010, accrued interest and penalties was $0.2 million and this amount primarily relates to the uncertain tax positions of the acquired Scient’x operations. During the year ended December 31, 2010, there were no significant changes in the accrued interest and penalties.

At December 31, 2010, the Company had federal and state net operating loss carryforwards of $45.1 million and $37.7 million, respectively, expiring at various dates through 2031. At December 31, 2010, the Company had federal and state research and development tax credits of $1.6 million and $1.3 million, respectively. The federal research and development tax credits expire at various dates through 2030, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $13.3 million which begin to expire in 2014. Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the Company’s initial

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2010.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the year ended December 31, 2010, the Company operated in four geographic locations, the U.S., Asia, Europe and Rest of World which consists of locations outside of the U.S., Europe and Asia. The Company commenced sales in the Rest of World in the second quarter of 2010. During the year ended December 31, 2009, the Company operated in three geographic locations, the U.S., Asia and Europe. During the year ended December 31, 2008, the Company operated in two geographic locations, the U.S. and Asia. The Company commenced sales in Europe in the second half of 2008. Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$119,880	$104,531	$81,456
Europe	24,242	4,101	2,126
Asia	19,998	11,986	8,599
Rest of World	7,490	—	—

Total consolidated revenues	$171,610	$120,618	$92,181

Total assets by region were as follows (in thousands):

	December 31,
	2010	2009
United States	$208,175	$148,735
Europe	155,762	71
Asia	13,079	13,082
Rest of World	—	—

Total consolidated assets	$377,016	$161,888

12. Related Party Transactions

For the years ended December 31, 2010, 2009 and 2008, the Company incurred costs of $0.3 million, $0.2 million and $0, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders. As of December 31, 2010, HealthpointCapital owns approximately 37% of the Company’s outstanding common stock.

For the year ended December 31, 2009, the Company incurred costs of $0.2 million for legal services paid on behalf of HealthpointCapital, LLC in connection with the Brodke litigation.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, Alphatec Spine and Scient’x mutually agreed to terminate the license agreements between the two companies. The Company’s majority shareholder, HealthpointCapital, owned a majority interest in Scient’x at that time. In addition, members of the Company’s Board of Directors Mortimer Berkowitz III, John H. Foster and R. Ian Molson were members of the Board of Directors or otherwise affiliates of Scient’x. The terms of the termination agreement included a repayment of the initial $2.6 million license fee originally paid to Scient’x and a full repayment of saleable inventory that the Company returned to Scient’x. In December 2008, the parties amended the agreement to reduce the amount to be repaid by Scient’x to $2.2 million. The Company reversed $0.4 million in previously recognized amortization expense. The Company received $2.2 million in payments and wrote off the remaining difference of $0.4 million to cost of revenues.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the years ended December 31, 2010, 2009 and 2008, the Company incurred costs of $0.2 million, $0.2 million and $0.3 million, respectively, for advisory services provided by Dr. Hochschuler.

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

13. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are vested after one year of service. The Company’s total contributions to the 401(k) plan were $0.4 million, $0.3 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amount of IMC Co. revenue and income reported in discontinued operations for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$3,109	$11,538	$9,132

Income from continuing operations before income taxes	$120	$332	$616
Income tax provision	42	116	216

Income from discontinued operations, net of tax	$78	$216	$400

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x USA’s operations, close the U.S. facility and move its U.S. operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. All of the Scient’x USA employees were notified of the closure of the Scient’x USA operations and provided documentation related to their employment, resulting in a reduction in workforce. For the year ended December 31, 2010, the Company incurred total restructuring expenses of $2.4 million. The balance in the restructuring liability as of December 31, 2010 was $0.2 million.

15. Subsequent Events

Shares Reserved for Issuance

In February 2011, the Company’s Compensation Committee, which is the Administrator of the 2005 Plan, increased the number of shares reserved for issuance under the 2005 Plan by 500,000 shares, effective January 1, 2011.

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos, (“Cibramed”), a medical device company in Brazil. The Company purchased Cibramed to acquire its registration certificates and its general and regulatory licenses in Brazil. No product distribution rights were acquired. The purchase price of $0.6 million is to be paid in milestones consisting of (i) 40% upon execution of the acquisition agreement; (ii) 30% due 60 days from the execution of the acquisition agreement and; (iii) 30% due 120 days from the execution of the acquisition agreement. As of the date of the filing of this report, the Company has paid $0.4 million to Cibramed.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amendment to Amended Credit Facility with SVB

In January 2011, the Company executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the prime rate plus 3.5% during the first half of 2011, the prime rate plus 3.0% during the third quarter of 2011, the prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2010 and 2009 are as follows (in thousands, except per share data):

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$35,322	$45,424	$44,846	$46,018
Gross profit	23,574	28,833	28,927	31,483
Total operating expenses	27,135	31,890	32,402	33,179
Loss from continuing operations	(4,666)	(3,101)	(3,790)	(2,876)
Income (loss) from discontinued operations, net of tax	(44)	122	—	—
Net loss	(4,710)	(2,979)	(3,790)	(2,876)
Basic and diluted net loss per common share (1)	(0.09)	(0.04)	(0.04)	(0.03)

	Year ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$27,854	$29,401	$30,103	$33,260
Gross profit	19,022	19,950	20,075	21,965
Total operating expenses	22,279	25,658	20,903	22,357
Loss from continuing operations	(4,427)	(6,442)	(1,364)	(1,272)
Income (loss) from discontinued operations, net of tax	44	139	81	(48)
Net loss	(4,383)	(6,303)	(1,283)	(1,320)
Basic and diluted net loss per common share (1)	(0.09)	(0.13)	(0.02)	(0.03)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2007	$185	$10,108
Provision	330	3,068
Write-offs and recoveries, net	(182)	(2,007)

Balance at December 31, 2008	333	11,169
Provision	5	1,927
Write-offs and recoveries, net	(20)	(4,451)

Balance at December 31, 2009	318	8,645
Provision	945	2,781
Write-offs and recoveries, net	(109)	(396)

Balance at December 31, 2010	$1,154	$11,030

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.