Form 10-Q
period 2011-03-31
Alphatec Holdings, Inc.
filed 2011-05-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐    No   ☒

As of May 4, 2011, there were 89,126,061 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,477	$23,168
Accounts receivable, net	43,341	39,777
Inventories, net	52,568	51,635
Prepaid expenses and other current assets	7,795	6,652
Deferred income tax assets	1,594	1,592

Total current assets	126,775	122,824
Property and equipment, net	35,389	38,440
Goodwill	177,260	170,194
Intangibles, net	45,620	43,148
Other assets	3,691	2,410

Total assets	$388,735	$377,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,868	$15,957
Accrued expenses	24,985	22,530
Deferred revenue	3,266	3,396
Current portion of long-term debt	1,353	1,708

Total current liabilities	45,472	43,591
Long-term debt, less current portion	32,330	32,474
Other long-term liabilities	2,751	2,153
Deferred income tax liabilities	9,483	8,761
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2011 and December 31, 2010; 3,319 shares issued and outstanding at both March 31, 2011 and December 31, 2010	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2011 and December 31, 2010; 89,023 and 89,040 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	384,313	383,647
Accumulated other comprehensive income (loss)	8,553	(1,310)
Accumulated deficit	(117,682)	(115,815)

Total stockholders’ equity	275,096	266,434

Total liabilities and stockholders’ equity	$388,735	$377,016

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$49,720	$35,322
Cost of revenues	17,373	11,748
Amortization of acquired intangible assets	396	—

Gross profit	31,951	23,574
Operating expenses:
Research and development	5,413	3,687
In-process research and development	—	450
Sales and marketing	18,629	13,404
General and administrative	9,142	5,560
Amortization of acquired intangible assets	530	—
Transaction related expenses	—	3,152
Restructuring expenses	599	882

Total operating expenses	34,313	27,135

Operating loss	(2,362)	(3,561)
Other income (expense):
Interest income	4	2
Interest expense	(679)	(861)
Other income (expense), net	421	(110)

Total other income (expense)	(254)	(969)

Loss from continuing operations before taxes	(2,616)	(4,530)
Income tax (benefit) provision	(749)	136

Loss from continuing operations	(1,867)	(4,666)
Loss from discontinued operations, net of tax	—	(44)

Net loss	$(1,867)	$(4,710)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.09)
Basic and diluted net loss per share from discontinued operations	—	0.00

Basic and diluted net loss per share	$(0.02)	$(0.09)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,697	54,153

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(1,867)	$(4,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,003	3,562
Stock-based compensation	714	981
Interest expense related to amortization of debt discount and debt issuance costs	97	147
Provision for doubtful accounts	6	14
Provision for excess and obsolete inventory	692	393
Deferred income tax (benefit) expense	(830)	35
Changes in operating assets and liabilities:
Accounts receivable	(2,765)	(780)
Inventories	(1,088)	(3,427)
Prepaid expenses and other current assets	664	(432)
Other assets	72	(186)
Accounts payable	397	(407)
Accrued expenses and other	647	2,826
Deferred revenues	(130)	(517)

Net cash provided by (used in) operating activities	1,612	(2,501)
Investing activities:
Cash received in acquisition of Scient’x	—	1,589
Cash paid for acquisition of Brazilian subsidiary	(365)	—
Purchases of property and equipment	(1,663)	(1,145)
Purchase of intangible assets	(445)	—

Net cash (used in) provided by investing activities	(2,473)	444
Financing activities:
Exercise of stock options	1	92
Net proceeds from issuance of common stock	—	6,546
Borrowings under lines of credit	430	410
Repayments under lines of credit	(430)	(296)
Principal payments on capital lease obligations	(22)	(18)
Principal payments on notes payable	(753)	(1,972)

Net cash (used in) provided by financing activities	(774)	4,762

Effect of exchange rate changes on cash and cash equivalents	(56)	(128)

Net increase (decrease) in cash and cash equivalents	(1,691)	2,577
Cash and cash equivalents at beginning of period	23,168	10,085

Cash and cash equivalents at end of period	$21,477	$12,662

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental cash flow information:
Cash paid for interest	$577	$634
Cash paid for income taxes	$54	$15
Purchases of property and equipment in accounts payable	$2,368	$4,379
Financing of software and support by third party	$234	$872
Payable for acquisition of Brazilian subsidiary	$237	$—
Non-cash purchases of license agreements	$150	$—
Issuance of common stock in connection with Scient’x acquisition	$—	$151,639
Stock options issued in connection with Scient’x acquisition	$—	$1,040
Non-cash exercise of warrants	$—	$540

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. The results of operations for the three months ended March 31, 2010 do not include the results of Scient’x as the Company determined that Scient’x’s results of operations for the five days from the acquisition date, March 26, 2010, to the fiscal quarter end were immaterial to the Company’s first quarter 2010 consolidated results. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. Previously reported information for the three months ended March 31, 2010 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co. (see Note 14).

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on March 4, 2011.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $21.5 million and accounts receivable of $43.3 million at March 31, 2011 will be sufficient to fund its cash requirements through at least March 31, 2012. Additionally, management believes it will meet the quarterly financial covenants included in its amended credit facility (see Note 7). However, if the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the amended credit facility. In addition to the financial covenants, there are other clauses including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender was to accelerate the repayment of borrowings under the amended credit facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility.

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

Reclassification

Certain balances have been reclassified in the accompanying condensed consolidated financial statements to conform to the current year presentation.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2011. These accounting policies have not significantly changed during the three months ended March 31, 2011.

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

Purchase of Scient’x

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

The transaction was structured as an all stock transaction such that all of the outstanding stock of Scient’x was exchanged, pursuant to a fixed ratio, for 24,000,000 shares of the Company’s common stock. The shares to be paid by the Company at the closing were reduced to 23,730,644 shares in exchange for the Company paying certain acquisition fees and expenses incurred by HealthPointCapital Partners, L.P. and HealthPointCapital Partners II, L.P. (collectively, “HealthPointCapital”), the Company’s and Scient’x’s principal stockholders.

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

Based on the closing price of Alphatec’s common stock of $6.39 on March 26, 2010, the fair value of the Replacement Options, and the amount payable in exchange for reduction in shares, the total purchase price was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$151,639
Fair value of Scient’x Replacement Options	1,040
Payable in exchange for reduction in shares to be paid in cash	1,618

Total purchase price	$154,297

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

The changes in the carrying amount of goodwill since the acquisition date through March 31, 2011 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Purchase price adjustments to net tangible assets	(248)
Net effect of foreign exchange rate on goodwill	4,786

Balance at March 31, 2011	$117,062

The following unaudited pro forma information presents the consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except share data):

	Three Months Ended 31,
	2011	2010
Revenues	$49,720	$46,657
Operating loss	(1,763)	(683)
Net loss	(1,268)	(1,158)
Net loss per share, basic and diluted	$(0.01)	$(0.01)

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

For the three months ended March 31, 2011 and 2010, the Company incurred transaction costs related to the acquisition of $0 and $3.2 million, respectively. These costs were expensed as incurred.

For the three months ended March 31, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $0.6 million and $0.9 million, respectively. These costs consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

The amount of Scient’x revenue and net loss included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2011 totaled $8.6 million and $(2.2) million, respectively.

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that Alphatec cannot reasonably estimate at this time.

Purchase of Minority Interest

During December 2010, Scient’x acquired the noncontrolling interest of its Italian subsidiary from the noncontrolling party for $0.5 million. The fair value of the noncontrolling interest as of the repurchase date was $0.5 million.

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos (“Cibramed”), a Brazilian medical device company. The Company purchased Cibramed to acquire its ANVISA regulatory registration certificates and its general licenses to conduct business in Brazil. No product distribution rights were acquired. The purchase price of $0.6 million is to be paid in installments consisting of (i) 60% upon execution of the acquisition agreement; (ii) 20% due 90 days from the execution of the acquisition agreement and; (iii) 20% due 180 days from the execution of the acquisition agreement. During the three months ended March 31, 2011, the Company paid the first installment of $0.4 million and recorded a liability for the remaining $0.2 million. The Company recorded an intangible asset of $0.8 million, which includes $0.2 million related to the deferred tax impact from the acquisition, for the ANVISA regulatory registration certificates and licenses it purchased to conduct business in Brazil.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable	$44,278	$40,931
Allowance for doubtful accounts	(937)	(1,154)

Accounts receivables, net	$43,341	$39,777

Inventories

Inventories consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,411	$—	$4,411	$3,821	$—	$3,821
Work-in-process	2,345	—	2,345	2,242	—	2,242
Finished goods	56,394	(10,582)	45,812	56,602	(11,030)	45,572

Inventories, net	$63,150	$(10,582)	$52,568	$62,665	$(11,030)	$51,635

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2011	December 31, 2010
Surgical instruments	4	$53,324	$53,155
Machinery and equipment	7	11,874	11,697
Computer equipment	5	2,852	2,851
Office furniture and equipment	5	3,707	3,617
Leasehold improvements	various	3,540	3,534
Building	39	225	225
Land	n/a	17	17
Construction in progress	n/a	846	509

		76,385	75,605
Less accumulated depreciation and amortization		(40,996)	(37,165)

Property and equipment, net		$35,389	$38,440

Total depreciation expense was $3.8 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

The Company had assets under capital leases with a net book value of $0.4 million at both March 31, 2011 and December 31, 2010. Depreciation expense for these capital leases included in total depreciation expense above was $0 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2011	December 31, 2010
Developed product technology	5-8	$23,705	$23,030
Distribution rights	3	4,152	4,148
Intellectual property	5	1,004	1,004
License agreements	1-7	6,487	5,100
Core technology	10	3,804	3,548
In-process technology	Indefinite	1,832	1,708
Trademarks and trade names	5-9	3,942	3,722
Customer-related	15	16,815	15,792
Distribution network	10	1,614	1,614
Physician education programs	10	3,241	3,022
Supply agreement	10	225	225

		66,821	62,913
Less accumulated amortization		(21,201)	(19,765)

Intangible assets, net		$45,620	$43,148

Total amortization expense was $1.2 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

The future expected amortization expense related to intangible assets as of March 31, 2011 is as follows (in thousands):

Year Ending December 31,
Remainder of 2011	$3,564
2012	4,752
2013	4,707
2014	4,604
2015	4,451
Thereafter	21,710

Total future expected amortization expense	43,788
Add: In-process technology	1,832

Total	$45,620

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Legal	$1,736	$1,380
Accounting	606	572
Restructuring	750	208
Customer credit	—	440
Sales milestone	1,578	1,381
Accrued taxes payable	551	838
License and distribution agreements	150	—
Deferred rent	1,965	2,034
Royalties	2,013	2,466
Commissions	3,939	4,030
Payroll and related	6,781	5,060
Other	4,916	4,121

Total accrued expenses	$24,985	$22,530

Deferred Revenues

During the three months ended March 31, 2011 and 2010, the Company shipped $0.2 million and $3.8 million, respectively, of products to European distributors in which the terms of such sales included extended payment terms. As a result of offering payment terms greater than the Company’s customary U.S. business terms and operating in a new market in which the Company has limited prior experience, revenues for purchases by distributors in Europe have been deferred until the earlier of either the date upon which payments are due or until cash is received for such purchases. The balance in deferred revenue relating to European distributors as of March 31, 2011 and December 31, 2010 was $0.7 million and $0.8 million, respectively.

During the three months ended March 31, 2011 and 2010, the Company shipped $0.8 million and $0.2 million, respectively, of products to U.S. distributors that did not have extensive credit histories. As a result of a lack of extensive credit history, revenues for purchases by these distributors have been deferred until cash is received. The balance in deferred revenue relating to these distributors as of March 31, 2011 and December 31, 2010 was $2.6 million and $2.6 million, respectively.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss, as reported	$(1,867)	$(4,710)
Foreign currency translation adjustments	9,863	(171)

Comprehensive income (loss)	$7,996	$(4,881)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s local currency (the Euro) and the U.S. dollar. During the three months ended March 31, 2011, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro increased approximately 7% relative to the U.S. dollar during the first quarter of 2011.

6. License and Developmental Consulting Agreements

OsseoFix Spinal Fracture Reduction System License Agreement

On April 16, 2009, the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments was adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonable efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms of the license agreement were not changed in the License Amendment.

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

Assignment Agreement with Spine Vision, S.A.

In January 2009, the Company entered into an assignment agreement (the “Patent and Technology Assignment Agreement”) with Spine Vision, S.A (“Spine Vision”) that assigns to the Company all rights, title and interests to certain patents and technology of Spine Vision that relate to a locking interbody device. The financial terms of the Patent and Technology Assignment Agreement include: (i) an initial payment of $0.5 million; and (ii) a royalty payment based on the net sales of any product that contains the assigned intellectual property. During the first quarter of 2009, the Company recorded an IPR&D charge of $0.5 million for the initial payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a Cross License Agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a locking anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iii) a royalty payment based on net sales of licensed products.

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

License Agreement with Merlot Orthopedix, Inc.

In July 2010, the Company entered into a License Agreement (the “Merlot Ortho Agreement”) with Merlot Orthopedix, Inc. (“Merlot Ortho”) that provides the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The financial terms of the Merlot Ortho License Agreement include: (i) a cash payment of $0.3 million following the execution of the Merlot Ortho License Agreement; (ii) a cash payment of $150,000 for materials transferred to Alphatec Spine; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2011; and (iv) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the third quarter of 2010, the Company recorded an IPR&D charge of $0.4 million for the initial payment and material transfer payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

License Agreement with Vertebration, Inc.

In March 2011, the Company entered into a License Agreement (the “Vertebration Agreement”) with Vertebration, Inc. (“Vertebration”) that provides the Company with an exclusive license to develop and commercialize Vertebration’s proprietary licensed technology related to its Xycor implant and related instrumentation. The Xycor implant has received 510(k) approval for marketing by the FDA. The financial terms of the Vertebration License Agreement include: (i) a cash payment of $0.5 million following the execution of the Vertebration License Agreement, of which $0.1 million will be credited against amounts payable to Vertebration at a future date and $0.1 million will be repaid by Vertebration in March 2014; (ii) additional cash payments totaling $0.2 million payable in 2011; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2012; and (iv) payments consisting of either: (a) a royalty based on net sales of licensed products or (b) a payment of percentage of the Company’s gross margin, with the type of payment dependent on the manner in which the product was sold, with minimum annual payments beginning in the year after the first commercial sale of a licensed product. During the three months ended March 31, 2011, the Company recorded an intangible asset of $0.4 million following the execution of the Vertebration License Agreement. The Company is amortizing this asset over seven years, the estimated life of the Xycor product.

7. Debt

Loan and Security Agreement

Credit Facility and Other Debt

In December 2008, the Company entered into a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance Corporations, collectively (the “Lenders”), consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, the Company was required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million was due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012. In connection with the Loan and Security Agreement, the Company issued warrants to the Lenders to purchase an aggregate of 476,190 shares of its common stock at an exercise price per share of $1.89. The Company recorded the value of the warrants of $0.9 million as a debt discount. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. The other Lender had previously exercised all of its warrants in September 2009 (See Note 9 to the condensed consolidated financial statements).

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

In January 2011, the Company executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the prime rate plus 3.5% during the first half of 2011, the prime rate plus 3.0% during the third quarter of 2011, the prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements. As of March 31, 2011, the Company was in compliance with the financial covenants.

The balance of the line of credit as of March 31, 2011 was $31.9 million. During the three months ended March 31, 2011, amortization of debt issuance costs, which were recorded as non-cash interest expense, totaled $0.1 million. During the three months ended March 31, 2010, amortization of issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $0.2 million. For the three months ended March 31, 2011, interest expense on the working capital line of credit, excluding amortization of debt issuance costs totaled $0.5 million. For the three months ended March 31, 2010, interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million.

Other Debt Agreements

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million of term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 that are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical, a subsidiary of Alphatec Pacific. As of March 31, 2011, the balance of the notes and the bond totaled $0.3 million.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of March 31, 2011, the balance of these capital leases totaled $0.4 million.

In March 2011, the Company executed a note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012. The balance of this note as of March 31, 2011 was $0.2 million.

During 2010, the Company executed financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011. The balance of such financing agreements as of March 31, 2011 totaled $0.4 million.

In February 2010, the Company executed a note payable with Oracle for the purchase of software and the related support totaling $0.9 million. The loan bears interest at 5.3% and has a maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of March 31, 2011 was $0.5 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. This loan was fully repaid as of March 31, 2011.

Principal payments on debt are as follows as of March 31, 2011 (in thousands):

Year Ending December 31,
Remainder of 2011	$1,007
2012	396
2013	31,905
2014	5
2015	—
Thereafter	—

Total	33,313
Add: capital lease principal payments	370

Total	33,683
Less: current portion of long-term debt	(1,353)

Long-term debt, net of current portion	$32,330

8. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2014. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2011	$2,879	$135
2012	3,463	184
2013	3,082	60
2014	2,207	1
2015	2,226	—
Thereafter	1,276	—

	$15,133	380

Less: amount representing interest		(10)

Present value of minimum lease payments		370
Current portion of capital leases		(175)

Capital leases, less current portion		$195

Rent expense under operating leases for the three months ended March 31, 2011 and 2010 was $0.9 million and $0.6 million, respectively.

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

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”), alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by the Company. While the Company denied the allegations in its answer to the complaint, intends to vigorously defend itself against the complaint, and believes that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and the Company continues to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by the Company, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In 2002, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with an intellectual property dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court dismissed Orthotec’s motion, indicating that Orthotec had not carried its burden of proof to establish successor liability. Orthotec chose to not proceed with a further hearing in September 2007. After the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors in California state court and Federal Court for the Southern District of New York. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec has appealed this ruling. While the Company intends to vigorously defend itself against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership provision that existed in the distribution agreement. While the Company intends to vigorously defend itself against the complaint, and believes that the plaintiff’s remaining allegations are also without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on the Company’s financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Co., Canaccord Genuity, Cowen & Co., and Lazard Capital are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint, however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. HealthpointCapital is also a defendant in each action. The Company has been named as a nominal defendant in each action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints, however no assurances can be given as to the timing or outcome of this lawsuit.

At March 31, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

9. Net Loss Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Loss from continuing operations	$(1,867)	$(4,666)
Loss from discontinued operations, net of tax	—	(44)

Net loss	$(1,867)	$(4,710)

Denominator:
Weighted average common shares outstanding	89,024	54,734
Weighted average unvested common shares subject to repurchase	(327)	(581)

Weighted average common shares outstanding - basic	88,697	54,153
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—

Weighted average common shares outstanding - diluted	88,697	54,153

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.09)
Basic and diluted net loss per share from discontinued operations	—	0.00

Basic and diluted net loss per share	$(0.02)	$(0.09)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	4,200	1,793
Warrants to purchase common stock	—	222
Unvested restricted share awards	327	581

Total	4,527	2,596

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Employee Stock Options
Risk-free interest rate	2.47%	2.80%
Expected dividend yield	—%	—%
Weighted average expected life (years)	5.9	6.2
Volatility	57%	56%

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.

Compensation Costs

The compensation cost that has been included in the Company’s condensed consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$47	$57
Research and development	101	349
Sales and marketing	205	199
General and administrative	361	376

Total	$714	$981

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

Stock Options

A summary of the Company’s stock option activity under its Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”) and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	4,410	$3.46	8.34	$1,088
Granted year to date	124	$2.58	—	—
Exercised year to date	(1)	$1.07	—	—
Forfeited year to date	(110)	$3.01	—	—

Outstanding at March 31, 2011	4,423	$3.45	8.10	$1,068

Options vested and expected to vest at March 31, 2011	4,070	$3.52	8.00	$941

Options vested and exercisable at March 31, 2011	1,540	$4.06	6.83	$233

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $1.40 and $3.51, respectively. The aggregate intrinsic value of options at March 31, 2011 is based on the Company’s closing stock price on that date of $2.70 per share.

As of March 31, 2011, there was $4.1 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $0 and $0.1 million, respectively.

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

In January 2011, pursuant to an evergreen feature in the 2005 Plan, the number of shares reserved for issuance under the 2005 Plan increased by 500,000 shares. At March 31, 2011, approximately 1,434,000 shares of common stock remained available for issuance under the 2005 Plan.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2010	268	$3.26	1.89
Awarded	—	$—
Vested	(43)	$3.72
Forfeited	—	$—

Unvested at March 31, 2011	225	$3.17	1.91

The table above does not include 101,944 shares of restricted stock granted to Stout in March 2008. There were no restricted awards granted during the three months ended March 31, 2011 or 2010.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.2 million during the three months ended March 31, 2011. The increase in unrecognized tax benefits during the three months ended March 31, 2011 was primarily related to foreign currency changes related to the uncertain tax positions of the acquired Scient’x operations and federal and state research credits. The unrecognized tax benefits at March 31, 2011 were $4.6 million. It is reasonably possible that $0.9 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

The Company is not currently under examination by the IRS or U.S. state and local authorities, however, Scient’x’s 2008 and 2009 tax years are currently under audit by the French tax authorities.

12. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three months ended March 31, 2011 and 2010 the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. For the three months ended March 31, 2011, included in International revenues were sales to Japan totaling $5.5 million which represented greater than 10 percent of consolidated revenues. For the three months ended March 31, 2010, sales in individual countries included in International did not exceed 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$33,860	$28,436
International	15,860	6,886

Total consolidated revenues	$49,720	$35,322

Total assets by region were as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$206,386	$208,175
International	182,349	168,841

Total consolidated assets	$388,735	$377,016

13. Related Party Transactions

In connection with the acquisition of Scient’x and pursuant to the terms of the share purchase agreement, the consideration paid for all of the outstanding shares of stock of Scient’x was fixed at 24,000,000 shares of the Company’s common stock. The shares to be paid by the Company at the closing were reduced to 23,740,644 shares in exchange for the Company paying certain acquisition fees and expenses incurred by HealthpointCapital, the Company’s and Scient’x’s principal stockholders. The Company paid fees and expenses incurred by HealthpointCapital of $1.6 million. HealthpointCapital and its affiliates held approximately 94.8% of the issued and outstanding shares of Scient’x prior to the acquisition. HealthpointCapital received shares of the Company’s common stock in connection with the acquisition proportional to its ownership interest in Scient’x.

As of March 31, 2011, the Company had a liability of $0.3 million payable to HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P.

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended March 31, 2011 and 2010, the Company incurred costs of $60,000 in each period for advisory services provided by Dr. Hochschuler.

14. Discontinued Operations and Restructuring Activities

Discontinued Operations

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay $0.5 million. The purchaser will pay the Company in installments, of which $0.3 million was paid during the second quarter of 2010, and the remaining $0.2 million will be paid thereafter in three annual installments. A gain of $0.2 million was recorded on the sale of IMC Co. by the Company during the second quarter of 2010. Previously reported information for the three months ended March 31, 2010 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co.

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the three months ended March 31, 2010 is as follows (in thousands):

Three Months Ended March 31, 2010
Revenue	$3,109

Loss from continuing operations before income taxes	$(68)
Income tax benefit	24

Loss from discontinued operations, net of tax	$(44)

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x USA’s operations, close the Scient’x U.S. facility and move those operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. Restructuring expenses also consist of severance and other personnel costs related to the reorganization of the Company’s management.

The changes in the restructuring liability for the three months ended March 31, 2011 is as follows (in thousands):

Restructuring liability as of December 31, 2010	$208
Additional severance and personnel costs incurred	680
Less: payments made during the three months ended March 31, 2011	(138)

Restructuring liability as of March 31, 2011	$750

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ending December 31, 2010, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In general, except for those countries where we have a direct sales force (Japan, France, and the United Kingdom), we use independent distributors that purchase our products and market them to their surgeon customers. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the sooner of when payments become due or cash is received from the related distributors.

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

Restructuring expense. Restructuring expense consists of severance and other personnel costs connected to the reorganization of the Company’s management and those costs associated with exit or disposal activities related to the acquisition of Scient’x.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future. The results of operations for the three months ended March 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. (See Note 3 to the condensed consolidated financial statements). In addition, previously reported information for the three months ended March 31, 2010 has been reclassified to exclude the effects of discontinued operations from the sale of IMC Co., a subsidiary of Alphatec Pacific, Inc. (See Note 14 to the condensed consolidated financial statements).

	Three Months Ended March 31,
	2011	2010
Revenues	$49,720	$35,322
Cost of revenues	17,373	11,748
Amortization of acquired intangible assets	396	—

Gross profit	31,951	23,574
Operating expenses:
Research and development	5,413	3,687
In-process research and development	—	450
Sales and marketing	18,629	13,404
General and administrative	9,142	5,560
Amortization of acquired intangible assets	530	—
Transaction related expenses	—	3,152
Restructuring expenses	599	882

Total operating expenses	34,313	27,135

Operating loss	(2,362)	(3,561)
Other income (expense):
Interest income	4	2
Interest expense	(679)	(861)
Other income (expense), net	421	(110)

Total other income (expense)	(254)	(969)

Loss from continuing operations before taxes	(2,616)	(4,530)
Income tax (benefit) provision	(749)	136

Loss from continuing operations	(1,867)	(4,666)
Loss from discontinued operations, net of tax	—	(44)

Net loss	$(1,867)	$(4,710)

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues. Revenues were $49.7 million for the three months ended March 31, 2011 compared to $35.3 million for the three months ended March 31, 2010, representing an increase of $14.4 million, or 40.8%. The increase of $14.4 million is comprised of $10.3 million of sales from the addition of Scient’x products and $3.7 million and $0.4 million in sales of Alphatec products in the U.S. and International regions, respectively.

U.S. revenues were $33.9 million for the three months ended March 31, 2011 compared to $28.4 million for the three months ended March 31, 2010, representing an increase of $5.5 million, or 19.1%. The increase was primarily due to sales of Scient’x products ($1.7 million) and increases in our Illico, Zodiac, Solanas, Novel and Biologics product lines, partially offset by decreases in our Core, Trestle and Reveal product lines.

International revenues were $15.9 million for the three months ended March 31, 2011 compared to $6.9 million for the three months ended March 31, 2010, representing an increase of $9.0 million, or 130.3%. The increase was primarily due to sales of Scient’x products ($8.6 million), sales growth in the Asia region, inclusive of favorable exchange rates ($2.2 million), and offset by a reduction in the European sales ($1.8 million) caused by deferred revenue recognized in 2010 that was not repeated in 2011.

Cost of revenues. Cost of revenues was $17.4 million for the three months ended March 31, 2011 compared to $11.7 million for the three months ended March 31, 2010, representing an increase of $5.7 million, or 48.7%. The increase was primarily due to $6.0 million in product costs associated with the addition of Scient’x products, increased instrument depreciation costs of $0.7 million based on a larger installed surgical instruments asset base, manufacturing absorption variances of $0.2 million, sales milestone accruals of $0.2 million, and inventory step-up expenses of $0.4 million related to the Scient’x acquisition, offset by decreases of $0.5 million in amortization costs due to the full amortization of older intangible assets and decreased royalty expenses of $1.0 million due primarily to the expiration of the certain patents.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended March 31, 2011 compared to none for the three months ended March 31, 2010. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $32.0 million for the three months ended March 31, 2011 compared to $23.6 million for the three months ended March 31, 2010, representing an increase of $8.4 million, or 35.5%. The increase of $8.4 million is comprised of $3.9 million of gross profit from the addition of Scient’x products and $3.8 million and $0.7 million in sales of Alphatec products in the U.S. and International regions, respectively.

Gross margin. Gross margin was 64.3% for the three months ended March 31, 2011 compared to 66.7% for the three months ended March 31, 2011. The decrease of 2.4 percentage points is the result of the addition of Scient’x gross profit of 37.4%, yielding a 7.0 percentage point negative impact against a gross margin of 71.3% for the Alphatec products, which is an increase of 4.6 percentage points compared to the prior period.

Gross margin in the U.S. was 72.1% for the three months ended March 31, 2011 compared to 69.9% for the three months ended March 31, 2010. The increase of 2.2 percentage points was primarily due to reduced royalty expenses (3.3 percentage points), lower amortization expenses (2.1 percentage points), partially offset by the addition of Scient’x products (1.5 percentage points), increased instrument depreciation (1.1 percentage points) and increased sales milestones (0.6 percentage points).

Gross margin for the International region 47.5% for the three months ended March 31, 2011 compared to 53.9% for the three months ended March 31, 2010. The decrease of 6.4 percentage points is the result of Scient’x gross profit of 32.6%, offsetting a gross profit of 60.8% for the Alphatec sale channel.

Research and development expense. Research and development expense was $5.4 million for the three months ended March 31, 2011 compared to $3.7 million for the three months ended March 31, 2010, representing an increase of $1.7 million, or 46.8%. The increase was primarily related to increased European research and development activities to support the new Scient’x product ($0.9 million), and increased testing and consulting expenses for new products, specifically, Solus, Epicage, PureGen, Trestle Luxe, and prototypes to support the new product development ($0.8 million).

In-process research and development expense. IPR&D expense was $0 for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. In the three months ended March 31, 2010, we incurred expenses of $0.5 million related to our acquisition of technology related to stem cells.

Sales and marketing expense. Sales and marketing expense was $18.6 million for the three months ended March 31, 2011 compared to $13.4 million for the three months ended March 31, 2010, representing an increase of $5.2 million, or 38.8%. The increase was primarily related to expenses related to increased European sales and marketing activities in support of the new Scient’x products ($2.3 million), increases in expenses in the Alphatec Asian subsidiary ($0.6 million), higher commission expense ($0.7 million) and due to the higher sales volume, increased selling, marketing and medical education expenses ($1.6 million).

General and administrative expense. General and administrative expense was $9.1 million for the three months ended March 31, 2011 compared to $5.6 million for the three months ended March 31, 2010, representing an increase of $3.5 million, or 62.5%. The increase was primarily related to increased European general and administrative activities in support of the new Scient’x products ($2.1 million), increases in expenses in the Alphatec Asian subsidiary ($0.3 million) and increases in U.S. general and administrative expenses ($1.8 million). The $1.8 million increase is primarily related to increased human resources ($0.7 million), legal expenses ($0.5 million) and other administrative costs, including information technology, finance and regulatory ($0.6 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended March 31, 2011 compared to none for the three months ended March 31, 2010. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the three months ended March 31, 2011 compared to $3.2 million for the three months ended March 31, 2010. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $0.6 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010, representing a decrease of $0.3 million, or 32.1%. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Interest income. Interest income was $0 for both the three months ended March 31, 2011 and 2010, representing no change.

Interest expense. Interest expense was $0.7 million for the three months ended March 31, 2011 compared to $0.9 million for the three months ended March 31, 2010, representing a decrease of $0.2 million, or 22.3%. Interest consisted primarily of interest expense for our loan agreements and lines of credit with SVB and the associated amortization expenses related to loan costs. The reduction in interest expenses is due to lower interest rates resulting from a different loan structure during the first three months of 2011 as compared to 2010.

Other income (expense), net. Other income (expense), net was $0.4 million for the three months ended March 31, 2011 compared to $(0.1) million for the three months ended March 31, 2010, representing an increase in income of $0.5 million. The increase was due to greater foreign currency exchange gains realized in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Income tax. Income tax was a benefit of $0.7 million for the three months ended March 31, 2011 compared to a provision of $0.1 million for the three months ended March 31, 2010. The income tax benefit and provision consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,867)	$(4,710)
Stock-based compensation	714	981
Depreciation	3,772	2,642
Amortization of intangible assets	305	920
Amortization of acquired intangible assets	926	—
In-process research and development	—	450
Interest expense, net	675	859
Income tax (benefit) provision	(749)	136
Other (income) expense, net	(421)	110
Loss from discontinued operations	—	44
Acquisition-related inventory step-up	430	—
Transaction related expenses	—	3,152
Restructuring expenses	599	882

Adjusted EBITDA	$4,384	$5,466

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

The following is a reconciliation of non-GAAP net income (loss) to the most comparable GAAP measure, net loss, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,867)	$(4,710)
In-process research and development	—	450
Acquisition-related inventory step-up	430	—
Amortization of acquired intangible assets	926	—
Transaction related expenses	—	3,152
Restructuring expenses	599	882

Non-GAAP net income (loss)	$88	$(226)

The following is a reconciliation of non-GAAP net income (loss) per share to the most comparable GAAP measure, net loss per common share, for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss per share, basic and diluted	$(0.02)	$(0.09)
In-process research and development	—	0.01
Acquisition-related inventory step-up	0.00	—
Amortization of acquired intangible assets	0.01	—
Transaction related expenses	—	0.06
Restructuring expenses	0.01	0.02

Non-GAAP net income (loss) per common share-basic and diluted	$0.00	$0.00

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except gross margin and share data):

	Three Months Ended March 31,
	2011	2010
Pro Forma Combined:
Revenues	$49,720	$46,657
Loss from operations	$(1,763)	$(683)
Net loss	$(1,268)	$(1,158)
Net loss per share, basic and diluted	$(0.01)	$(0.01)
Gross margin	64.3%	63.0%
Pro Forma Adjusted EBITDA	$4,384	$6,060

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Pro Forma net loss	$(1,268)	$(1,158)
Stock-based compensation	714	1,084
Depreciation	3,772	3,012
Amortization of intangible assets	1,231	1,760
In-process research and development	—	450
Interest expense, net	675	1,041
Income tax (benefit) provision	(749)	64
Other (income) expense, net	(421)	(699)
Loss from discontinued operations	—	44
Acquisition-related inventory step-up	430	436
Non-controlling interest	—	26

Pro Forma Adjusted EBITDA	$4,384	$6,060

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

Liquidity and Capital Resources

At March 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $21.5 million and accounts receivable, net of $43.3 million. On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on our plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2012, including the integration of Scient’x, as discussed below. Additionally, management believes we will meet the quarterly financial covenants included in our amended credit facility (see discussion below). However, if we are not able to achieve our planned revenue growth or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the amended credit facility. In addition to the financial covenants, there are other clauses including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender was to accelerate the repayment of borrowings under the amended credit facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility.

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

In March 2010, we amended our Loan and Security Agreement with SVB and Oxford, or, the Lenders, that we had entered in December 2008. In October 2010 and January 2011, we again amended our Credit Facility (See “Credit Facility and Other Debt” below).

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of March 31, 2011.

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

Operating Activities

We generated net cash of $1.6 million from operating activities for the three months ended March 31, 2011. During this period, net cash provided by operating activities primarily consisted of a net loss of $1.9 million and an decrease in working capital and other assets of $2.2 million, which were offset by $5.7 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $2.2 million consisted of increases in accounts receivable of $2.8 million, increases in inventory of $1.1 million in support of the higher sales volume and decreases in deferred revenues of $0.1 million, partially offset by decreases in prepaid expenses and other assets of $0.7 million, increases in accounts payable of $0.4 million and increases in accrued expenses and other liabilities of $0.6 million.

Investing Activities

We used net cash of $2.5 million in investing activities for the three months ended March 31, 2011 primarily for the purchase of $1.7 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, payment for the acquisition of our Brazilian subsidiary of $0.4 million and the purchase of intangible assets of $0.4 million.

Financing Activities

We used net cash of $0.8 million from financing activities for the three months ended March 31, 2011. Net proceeds from borrowings under our line of credit totaled $0.4 million. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $1.2 million.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement with the Silicon Valley Bank and Oxford Finance Corporation, or the Lenders, consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, we were required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. A finance charge of $0.8 million was due in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012. In connection with the Loan and Security Agreement, we issued warrants to the Lenders to purchase an aggregate of 476,190 shares of our common stock at an exercise price of $1.89. We recorded the value of the warrants of $0.9 million as a debt discount. In March 2010, one of the Lenders exercised all of its warrants pursuant to the cashless exercise provision of its agreement. The other Lender had previously exercised all of its warrants in September 2009 (See Note 9 to the consolidated financial statements).

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

In January 2011, we executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the prime rate plus 3.5% during the first half of 2011, the prime rate plus 3.0% during the third quarter of 2011, the prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements. As of March 31, 2011, we were in compliance with the financial covenants.

The balance of the line of credit as of March 31, 2011 was $31.9 million. During the three months ended March 31, 2011, amortization of debt issuance costs, which were recorded as non-cash interest expense, totaled $0.1 million. During the three months ended March 31, 2010, amortization of issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $0.2 million. For the three months ended March 31, 2011, interest expense on the working capital line of credit, excluding amortization of debt issuance costs totaled $0.5 million. For the three months ended March 31, 2010, interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.6 million.

In September 2008, Alphatec Pacific paid $0.8 million on its Resona Bank line of credit and replaced the line of credit with $0.6 million term debt with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of March 31, 2011 the balance of the notes and the bond totaled $0.3 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of March 31, 2011, the balance of these capital leases totaled $0.4 million.

In March 2011, we executed a note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012. The balance of this note as of March 31, 2011 was $0.2 million.

During 2010, we executed financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011. The balance of such financing agreements as of March 31, 2011 totaled $0.4 million.

In February 2010, we executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. An initial payment of $0.1 million was made in February 2010. Payments of principal and interest are due every three months. The balance of this note as of March 31, 2011 was $0.5 million.

Scient’x has a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. This loan was fully repaid as of March 31, 2011.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011 (9 months)	2012	2013	2014	2015	Thereafter
Line of Credit with SVB	$31,850	$—	$—	$31,850	$—	$—	$—
Note payable for software licenses	233	175	58	—	—	—	—
Note payable to Oracle	462	256	206	—	—	—	—
Notes payable for insurance premiums	427	427	—	—	—	—	—
Notes and bond payable to Japanese banks	341	148	132	56	5	—	—
Capital lease obligations	370	133	178	58	1	—	—
Operating lease obligations	15,133	2,879	3,463	3,082	2,207	2,226	1,276
Guaranteed minimum royalty obligations	12,806	1,406	1,600	3,100	3,350	3,350	—
New product development milestones (1)	10,812	1,312	5,500	4,000	—	—	—

Total	$72,434	$6,736	$11,137	$42,146	$5,563	$5,576	$1,276

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2011 through 2013.

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

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$47	$57
Research and development	101	349
Sales and marketing	205	199
General and administrative	361	376

Total	$714	$981

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance that requires entities to allocate revenue in multiple element arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for multiple element revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our financial position or results of operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•

our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings following our acquisition of Scient’x;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from our acquisition of, Scient’x;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of March 31, 2011, our outstanding floating rate indebtedness totaled $31.9 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2011.

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

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial pedicle screws and an order from the court regarding payment of future royalties by us. While we denied the allegations in our answer to the complaint, intend to vigorously defend ourselves against the complaint, and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011, the court issued an order granting Cross’s motion for partial summary judgment on issues of contract interpretation. While this ruling interpreted the license agreement as asserted by Cross, it was not dispositive of any claims and we continue to assert defenses and counterclaims the court preserved until a later phase of the case. Any outcome in favor of Cross could result in the payment of significant costs and damages by us, which could have a material adverse effect on our results of operations, financial condition and cash flows.

In 1998, Eurosurgical, S.A., or Eurosurgical, a French company in the business of selling and marketing spinal implants, entered into a distribution agreement covering a territory that consisted principally of the United States with Orthotec, LLC, or Orthotec, a California company. Orthotec subsequently asserted various contract and tort based claims against Eurosurgical in lawsuits filed in state and federal courts in California. Orthotec obtained a judgment exceeding $9 million in the state court action and a judgment exceeding $30 million in the federal court action. In 2006, a partial sale transaction, or the Partial Sale, occurred under which Eurosurgical received consideration for transferring certain rights and assets for sales in certain territories outside the United States to Surgiview, S.A.S., or Surgiview, which became a subsidiary of Scient’x. This transaction occurred under the supervision of and was approved by a French bankruptcy tribunal. Orthotec has made repeated attempts to enforce Eurosurgical’s judgment liabilities against other parties. Orthotec has alleged, among other things, that the Partial Sale transaction was a fraudulent transfer, that Surgiview is liable under a theory of successor liability for Eurosurgical’s debts, and that the Partial Sale transaction amounted to a tortious interference with Orthotec’s rights. In February 2007, the California state court denied an application by Orthotec to have Surgiview named as an additional judgment debtor. In May 2008, Orthotec filed complaints in state courts in California and New York asserting claims against Surgiview, Scient’x, and various other parties. The complaints asserted that the amount owed under the judgments, including interest, had risen to more than $47 million, and would continue to grow with the accrual of additional interest. In the California action, a state appellate court ruled in December 2010 that there was no personal jurisdiction for Orthotec’s claims against most of the defendants, but that the court had personal jurisdiction to hear the claims against Surgiview. In the New York action (where Surgiview was not named as a defendant), the trial court in November 2009 granted a motion made by other parties to dismiss the case on the merits based on collateral estoppel. Orthotec has appealed that ruling and the appeal is currently pending. While we believe that Orthotec’s allegations are without merit, and we intend to vigorously defend ourselves against this complaint, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on our financial condition and results of operations.

In 2004, Scient’x SA’s wholly owned U.S. subsidiary, Scient’x USA, Inc., or Scient’x USA, entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors, or, collectively DAK, for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x SA in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x SA to pay DAK under a change of ownership provision that existed in the distribution agreement. While we believe that the plaintiff’s remaining allegations are also without merit, and we intend to vigorously defend ourselves against this complaint, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on our financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Co., Canaccord Genuity, Cowen & Co., and Lazard Capital are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe that these claims are without merit and we intend to vigorously defend ourselves against this complaint, however, no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. HealthpointCapital is also a defendant in each action. We have been named as a nominal defendant in each action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve our corporate governance and internal procedures. We believe that these claims are without merit and we intend to vigorously defend ourselves against these complaints, however no assurances can be given as to the timing or outcome of this lawsuit.

At March 31, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. We are and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended March 31, 2011 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2011	—	$—	—	—
February 2011	—	$—	—	—
March 2011	—	$—	—	—

(1)	Not included in the table above are 17,856 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

*10.1	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Patrick Ryan, dated February 18, 2011

*10.2	Summary Description of the Alphatec Holdings, Inc. 2011 Bonus Plan

†10.3	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: May 6, 2011

Exhibit Index

*10.1	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Patrick Ryan, dated February 18, 2011

*10.2	Summary Description of the Alphatec Holdings, Inc. 2011 Bonus Plan

†10.3	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document