Form 10-Q
period 2011-06-30
Alphatec Holdings, Inc.
filed 2011-08-08
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☐    No   ☒

As of August 3, 2011, there were 89,225,409 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,761	$23,168
Accounts receivable, net	41,711	39,777
Inventories, net	47,974	51,635
Prepaid expenses and other current assets	8,831	6,652
Deferred income tax assets	1,588	1,592

Total current assets	121,865	122,824
Property and equipment, net	34,691	38,440
Goodwill	178,905	170,194
Intangibles, net	44,821	43,148
Other assets	4,164	2,410

Total assets	$384,446	$377,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,919	$15,957
Accrued expenses	23,356	22,530
Deferred revenue	3,291	3,396
Current portion of long-term debt	963	1,708

Total current liabilities	42,529	43,591
Long-term debt, less current portion	32,223	32,474
Other long-term liabilities	2,892	2,153
Deferred income tax liabilities	7,875	8,761
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2011 and December 31, 2010; 3,319 shares issued and outstanding at both June 30, 2011 and December 31, 2010	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2011 and December 31, 2010; 89,183 and 89,040 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	385,172	383,647
Accumulated other comprehensive income (loss)	10,966	(1,310)
Accumulated deficit	(120,726)	(115,815)

Total stockholders’ equity	275,324	266,434

Total liabilities and stockholders’ equity	$384,446	$377,016

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$50,862	$45,424	$100,582	$80,746
Cost of revenues	20,585	16,222	37,958	27,970
Amortization of acquired intangible assets	416	369	812	369

Gross profit	29,861	28,833	61,812	52,407
Operating expenses:
Research and development	4,382	4,909	9,795	8,596
In-process research and development	—	92	—	542
Sales and marketing	19,291	17,115	37,920	30,519
General and administrative	8,938	8,007	18,080	13,567
Amortization of acquired intangible assets	554	469	1,084	469
Transaction related expenses	—	493	—	3,645
Restructuring expenses	—	805	599	1,687

Total operating expenses	33,165	31,890	67,478	59,025

Operating loss	(3,304)	(3,057)	(5,666)	(6,618)
Other income (expense):
Interest income	51	34	55	35
Interest expense	(888)	(1,444)	(1,567)	(2,305)
Other income, net	335	1,101	756	992

Total other income (expense)	(502)	(309)	(756)	(1,278)

Loss from continuing operations before taxes	(3,806)	(3,366)	(6,422)	(7,896)
Income tax benefit	(762)	(265)	(1,511)	(129)

Loss from continuing operations	(3,044)	(3,101)	(4,911)	(7,767)
Income from discontinued operations, net of tax	—	122	—	78

Net loss	$(3,044)	$(2,979)	$(4,911)	$(7,689)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.11)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,740	84,675	88,720	69,500

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(4,911)	$(7,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,982	7,837
Stock-based compensation	1,448	1,753
Interest expense related to amortization of debt discount and debt issuance costs	189	444
Provision for doubtful accounts	116	731
Provision for excess and obsolete inventory	1,402	1,043
Gain on sale of IMC Co. (discontinued operations)	—	(188)
Deferred income tax benefit	(1,668)	(185)
Changes in operating assets and liabilities:
Accounts receivable	(3,164)	(275)
Inventories	2,949	(8,785)
Prepaid expenses and other current assets	241	(1,382)
Other assets	187	56
Accounts payable	(1,285)	(3,289)
Accrued expenses and other	(825)	(483)
Deferred revenues	(105)	(836)

Net cash provided by (used in) operating activities	4,556	(11,248)
Investing activities:
Cash received in acquisition of Scient’x	—	1,589
Proceeds from sale of IMC Co. (discontinued operations)	—	329
Cash paid for acquisition of Brazilian subsidiary	(490)	—
Purchases of property and equipment	(3,882)	(6,073)
Purchase of intangible assets	(445)	(500)

Net cash used in investing activities	(4,817)	(4,655)
Financing activities:
Exercise of stock options	97	194
Net proceeds from issuance of common stock	—	49,659
Borrowings under lines of credit	430	1,610
Repayments under lines of credit	(430)	(1,796)
Principal payments on capital lease obligations	(71)	(96)
Principal payments on notes payable	(1,178)	(4,792)

Net cash (used in) provided by financing activities	(1,152)	44,779

Effect of exchange rate changes on cash and cash equivalents	6	(553)

Net (decrease) increase in cash and cash equivalents	(1,407)	28,323
Cash and cash equivalents at beginning of period	23,168	10,085

Cash and cash equivalents at end of period	$21,761	$38,408

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Supplemental cash flow information:
Cash paid for interest	$1,224	$1,577
Cash paid for income taxes	$209	$114
Purchases of property and equipment in accounts payable	$3,022	$7,254
Financing of software and support by third party	$177	$872
Financing of insurance premiums by insurance provider	$—	$406
Payable for acquisition of Brazilian subsidiary	$113	$—
Non-cash purchases of license agreements	$75	$—
Issuance of common stock in connection with Scient’x acquisition	$—	$151,639
Stock options issued in connection with Scient’x acquisition	$—	$1,040
Non-cash exercise of warrants	$—	$540

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiaries, Scient’x S.A.S. and its subsidiaries (“Scient’x”), and Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”).

The Company acquired Scient’x on March 26, 2010. Subsequent to the closing of the acquisition, the Company became responsible for managing the operation of the combined entities (See Note 3).

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

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. (see Note 13).

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the SEC on March 4, 2011.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $21.8 million and accounts receivable of $41.7 million at June 30, 2011 will be sufficient to fund its cash requirements through at least June 30, 2012. The Company’s amended credit facility contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. As of June 30, 2011, the Company was in compliance with the minimum adjusted quick ratio covenant but was not in compliance with the minimum quarterly free cash flow covenant. In August 2011, the Company and Silicon Valley Bank executed an amendment to the amended credit facility. The amendment included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011. In conjunction with the amendment, the Company paid Silicon Valley Bank a fee of $50,000 (see Note 14).

Based on the Company’s current operating plan, the Company believes that it is reasonably likely that it will be in compliance with its financial covenants in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the amended credit facility. In addition to the financial covenants, the amended credit facility contains other covenants including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the amended credit facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility and would be forced to obtain alternative financing.

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company may be required to attempt to seek a waiver of such covenants, renegotiate the amended credit facility, and/or substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. There can be no assurances that such a waiver could be obtained, that the amended credit facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the amended credit facility, including accelerating the repayment of debt obligations as discussed above. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2011. These accounting policies have not significantly changed during the six months ended June 30, 2011.

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

In June 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

As required by the acquisition agreement, the holders of both vested and unvested options to purchase shares of Scient’x common stock who were employed by either Scient’x or Alphatec on the closing date were entitled to receive replacement options to purchase shares of Alphatec common stock upon closing of the acquisition (“Replacement Options”), and such optionees were given credit for the vesting of their Scient’x options up to the closing date. $1.0 million was included in the purchase price to represent the fair value of the Scient’x options attributable to pre-combination service and was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. The assumptions used in estimating the fair value of the Replacement Options include expected volatility of 56.0%, expected term of 6.0 years, and a risk-free interest rate of 2.5%. The difference between the total fair value of the Replacement Options and the fair value of $1.0 million attributable to pre-combination service is being recognized as compensation cost in the Company’s post-combination financial statements over the requisite service period.

Based on the closing price of Alphatec’s common stock of $6.39 on March 26, 2010, the fair value of the Replacement Options, and the amount payable in exchange for reduction in shares, the total purchase price was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$151,639
Fair value of Scient’x Replacement Options attributable to pre-combination service	1,040
Payable in exchange for reduction in shares to be paid in cash	1,618

Total purchase price	$154,297

Under the acquisition method of accounting, the total purchase price is allocated to Scient’x’s net tangible and intangible assets based on their estimated fair values at the date of the completion of the acquisition.

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

The Company allocated $2.6 million to Scient’x net tangible assets assumed and $39.4 million to identifiable intangible assets acquired. A value of $112.3 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec acquired Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believes that significant cost reduction synergies may be realized when the integration of the acquired business is complete. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

The Company increased the value of inventory it acquired from Scient’x to its estimated fair value (“step up”), which represented an amount equivalent to estimated selling prices less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step up reversed ratably over 14 months and was included in the Company’s post-combination financial statements. The increase to inventory was offset by a decrease in estimated fair value of redundant inventory based on the highest and best use of a similar market participant.

For the technology-related assets, the Company separated the acquired product families into the following three categories: core, developed, and in-process technology. The Company determined the values for each of these categories by estimating the present values of the net cash flows expected to be generated by each category of technology.

The Company separated trademarks into the following two categories: corporate trademarks and key product trademarks. The Company calculated the values of each of these trademark categories by estimating the present value of future royalty costs that would be avoided by a market participant due to ownership of the trademarks acquired.

The customer-related intangible includes hospitals and distributors that take title to Scient’x’s products. The Company determined the value of such customer-related intangible by estimating the present value of expected future net cash flows derived from such customers.

The distribution network includes U.S.-based distributors that sell Scient’x products to customers on a consignment basis. The Company determined the value of the intangibles related to the distribution network by estimating the difference between the present values of expected future net cash flows generated with and without the distribution network in place.

The Company determined the value of physician education programs value by estimating the costs to rebuild such programs.

The fair value of the non-controlling interest as of March 26, 2010 was $0.5 million and was determined by reviewing the fair value of Scient’x’s Italian subsidiary’s net equity and multiplying such amount by 30%, which represents the ownership interest of the non-controlling party.

Scient’x is subject to legal and regulatory requirements, including but not limited to those related to taxation in each of the jurisdictions in which it operates. The Company has conducted an assessment of liabilities arising from these tax matters in each of such jurisdictions, and has recognized provisional amounts in its accounting for the acquisition of Scient’x for the identified liabilities.

The changes in the carrying amount of goodwill since the acquisition date through June 30, 2011 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Cumulative purchase price adjustments to net tangible assets	(248)
Net effect of foreign exchange rate on goodwill	6,420

Balance at June 30, 2011	$118,696

The following unaudited pro forma information presents the consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$50,862	$45,424	$100,582	$92,081
Loss from operations	(3,304)	(1,759)	(5,067)	(2,442)
Net loss	(3,044)	(1,681)	(4,312)	(2,839)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

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

For the three months ended June 30, 2011 and 2010, the Company incurred transaction costs related to the acquisition of $0 and $0.5 million, respectively. For the six months ended June 30, 2011 and 2010, the Company incurred transaction costs related to the acquisition of $0 and $3.6 million, respectively. These costs were expensed as incurred.

For the three months ended June 30, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $0 and $0.8 million, respectively. For the six months ended June 30, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $0.6 million and $1.7 million, respectively. These restructuring charges consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

The amount of Scient’x revenue included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010 totaled $8.6 million and $7.8 million, respectively. The amount of Scient’x net loss included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2011 and 2010 totaled $(1.7) million and $(0.4) million, respectively.

In future periods, the combined business may incur charges to operations that reflect costs associated with integrating the two businesses. The Company cannot reasonably estimate such costs at this time.

Purchase of Minority Interest

During December 2010, Scient’x acquired the non-controlling interest of its Italian subsidiary from the non-controlling party for $0.5 million. The fair value of the non-controlling interest as of the repurchase date was $0.5 million.

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos (“Cibramed”), a Brazilian medical device company. The Company purchased Cibramed to acquire its ANVISA regulatory registration certificates and its general licenses to conduct business in Brazil. The Company recorded an intangible asset of $0.8 million, which includes $0.2 million related to the deferred tax impact from the acquisition, for the ANVISA regulatory registration certificates and licenses it purchased to conduct business in Brazil. The Company is amortizing this asset straight-line over its estimate life of 15 years. No product distribution rights were acquired. The purchase price of $0.6 million is to be paid in installments consisting of (i) 60% upon execution of the acquisition agreement; (ii) 20% due 90 days from the execution of the acquisition agreement and; (iii) 20% due 180 days from the execution of the acquisition agreement. As of June 30, 2011, the Company had paid $0.5 million.

4. Select Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,372	$—	$3,372	$3,821	$—	$3,821
Work-in-process	1,463	—	1,463	2,242	—	2,242
Finished goods	53,656	(10,517)	43,139	56,602	(11,030)	45,572

Inventories, net	$58,491	$(10,517)	$47,974	$62,665	$(11,030)	$51,635

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2011	December 31, 2010
Surgical instruments	4	$53,528	$53,155
All other property and equipment	various	23,839	22,450

		77,367	75,605
Less accumulated depreciation and amortization		(42,676)	(37,165)

Property and equipment, net		$34,691	$38,440

Total depreciation expense was $3.7 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively. Total depreciation expense was $7.4 million and $5.9 million for the six months ended June 30, 2011 and 2010, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2011	December 31, 2010
Developed product technology	5-8	$23,861	$23,030
Distribution rights	3	4,183	4,148
Intellectual property	5	1,004	1,004
License agreements	1-7	6,601	5,100
Core technology	10	3,863	3,548
In-process technology	Indefinite	1,860	1,708
Trademarks and trade names	5-9	3,993	3,722
Customer-related	15	16,926	15,792
Distribution network	10	1,614	1,614
Physician education programs	10	3,291	3,022
Supply agreement	10	225	225

		67,421	62,913
Less accumulated amortization		(22,600)	(19,765)

Intangible assets, net		$44,821	$43,148

Total amortization expense was $1.3 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively. Total amortization expense was $2.5 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.

The future expected amortization expense related to intangible assets as of June 30, 2011 is as follows (in thousands):

Year Ending December 31,
Remainder of 2011	$2,343
2012	4,712
2013	4,666
2014	4,563
2015	4,411
Thereafter	22,266

Total future expected amortization expense	42,961
Add: In-process technology	1,860

Total	$44,821

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(3,044)	$(2,979)	$(4,911)	$(7,689)
Foreign currency translation adjustment	2,413	(13,403)	12,276	(13,574)

Comprehensive (loss) income	$(631)	$(16,382)	$7,365	$(21,263)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s local currency (the Euro) and the U.S. dollar. During the three and six months ended June 30, 2011, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro increased approximately 2% relative to the U.S. dollar during the three months ended June 30, 2011 and decreased approximately 8% relative to the U.S. dollar during the three months ended June 30, 2010.

6. License and Developmental Consulting Agreements

The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2010, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 4, 2011. The description below is a supplement to such description in the Form 10-K.

License Agreement with Vertebration, Inc.

In March 2011, the Company entered into a License Agreement (the “Vertebration Agreement”) with Vertebration, Inc. (“Vertebration”) that provides the Company with an exclusive license to develop and commercialize Vertebration’s proprietary licensed technology related to its Xycor implant and related instrumentation. The Xycor implant has received 510(k) approval for marketing by the United States Food and Drug Administration (the “FDA”). The financial terms of the Vertebration License Agreement include: (i) a cash payment of $0.5 million following the execution of the Vertebration License Agreement, of which $0.1 million will be credited against amounts payable to Vertebration at a future date and $0.1 million will be repaid by Vertebration in March 2014; (ii) additional cash payments totaling $0.2 million payable in 2011; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2012; and (iv) payments consisting of either: (a) a royalty based on net sales of licensed products or (b) a payment of percentage of the Company’s gross margin, with the type of payment dependent on the manner in which the product was sold, with minimum annual payments beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2011, the Company recorded an intangible asset of $0.4 million following the execution of the Vertebration License Agreement. The Company is amortizing this asset over seven years, the estimated life of the Xycor product.

7. Debt

The Company’s Amended Credit Facility executed with Silicon Valley Bank on October 29, 2010, and again amended in January 2011, contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjust quick ratio is defined as the sum of our cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses), less capital expenditures and cash taxes. As of June 30, 2011, the Company was in compliance with the minimum adjusted quick ratio covenant but was not in compliance with the minimum quarterly free cash flow covenant. In August 2011, the Company and Silicon Valley Bank executed an amendment to the amended credit facility. The amendment included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011 (see Note 14).

8. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2014. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2011	$1,981	$94
2012	3,711	185
2013	3,173	60
2014	2,780	1
2015	2,227	—
Thereafter	1,276	—

	$15,148	340

Less: amount representing interest		(10)

Present value of minimum lease payments		330
Current portion of capital leases		(174)

Capital leases, less current portion		$156

Rent expense under operating leases for the three months ended June 30, 2011 and 2010 was $0.9 million and $0.9 million, respectively. Rent expense under operating leases for the six months ended June 30, 2011 and 2010 was $1.8 million and $1.5 million, respectively.

Litigation

In January 2011, the Company filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., alleging that Biomet’s TPS-TL products infringe one of the Company’s patents. The Company is seeking money damages, attorneys’ fees and interest. The outcome of the litigation cannot be predicted at this time and there can be no assurance that the Company will be successful in its claims.

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC (“Cross”), alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial screws and an order from the court regarding payment of future royalties by the Company. While the Company denied the allegations in its answer to the complaint, intends to vigorously defend itself against the complaint, and believes that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011 and July 2011, the court issued orders granting Cross’s motions for partial summary judgment, and limiting the counterclaims of Alphatec. While the rulings interpreted the license agreement as asserted by Cross and limited some of Alphatec’s claims, they are not case dispositive, and the Company continues to vigorously defend itself and has preserved its ability to appeal the interim decisions by the trial court. Any outcome in favor of Cross could result in the payment of significant costs and damages by the Company, which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on

Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors (who also serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in NY reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain Scient’x directors (who also serve on our board) as the only defendants. While the Company intends to vigorously defend itself against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership clause in the distribution agreement with DAK. While the Company intends to vigorously defend itself against the complaint, and believes that the plaintiff’s remaining allegations are also without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on the Company’s financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint, however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of

California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints, however no assurances can be given as to the timing or outcome of this lawsuit.

At June 30, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are calculated either as a percentage of net sales or in one instance on a per-unit sold basis. Royalties are included on the accompanying condensed consolidated statement of operations as a component of cost of revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(3,044)	$(3,101)	$(4,911)	$(7,767)
Income from discontinued operations, net of tax	—	122	—	78

Net loss	$(3,044)	$(2,979)	$(4,911)	$(7,689)

Denominator:
Weighted average common shares outstanding	89,116	85,157	89,070	70,029
Weighted average unvested common shares subject to repurchase	(376)	(482)	(350)	(529)

Weighted average common shares outstanding - basic	88,740	84,675	88,720	69,500
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	88,740	84,675	88,720	69,500

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.04)	$(0.06)	$(0.11)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.06)	$(0.11)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock	3,364	2,150	4,163	1,962
Unvested restricted share awards	376	482	350	529

Total	3,740	2,632	4,513	2,491

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.1 million during the three months ended June 30, 2011. The increase in unrecognized tax benefits during the three months ended June 30, 2011 was primarily related to foreign currency changes related to the uncertain tax positions of the acquired Scient’x operations and federal and state research credits. The unrecognized tax benefits at June 30, 2011 were $4.8 million. It is reasonably possible that $1.0 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

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

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.

During the three and six months ended June 30, 2011 and 2010, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the three and six months ended June 30, 2011 totaled $5.6 million and $11.1 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods. For the three and six months ended June 30, 2010, sales in other individual countries included in International did not exceed 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$34,539	$29,317	$68,399	$57,753
International	16,323	16,107	32,183	22,993

Total consolidated revenues	$50,862	$45,424	$100,582	$80,746

Total assets by region were as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$201,479	$208,175
International	182,967	168,841

Total consolidated assets	$384,446	$377,016

12. Related Party Transactions

As of June 30, 2011, the Company had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, (an affiliate of HealthpointCapital).

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three and six months ended June 30, 2011 and 2010, the Company incurred costs of $60,000 in each period for advisory services provided by Dr. Hochschuler.

13. Discontinued Operations and Restructuring Activities

Discontinued Operations

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay the Company a total purchase price of $0.5 million, of which $0.3 million was paid during the second quarter of 2010, and the remaining $0.2 million will be paid thereafter in three annual installments. A gain of $0.2 million was recorded on the sale of IMC Co. by the Company during the second quarter of 2010.

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the three and six months ended June 30, 2010 is as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenue	$—	$3,109

Income from continuing operations before income taxes	$188	$120
Income tax provision	66	42

Income from discontinued operations, net of tax	$122	$78

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s operations in the United States, close its United States facility and move its operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. Restructuring expenses also consist of severance and other personnel costs related to the reorganization of the Company’s management.

The changes in the restructuring liability for the three months ended June 30, 2011 is as follows (in thousands):

Restructuring liability as of March 31, 2011	$750
Additional severance and personnel costs incurred	—
Less: restructuring related payments made during the three months ended June 30, 2011	(452)

Restructuring liability as of June 30, 2011	$298

14. Subsequent Events

In August 2011, the Company executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the prime rate plus 2.0% beginning on January 1, 2012. There was no change to the financial covenant requirements.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which was estimated to have been more than $9.0 billion in revenue in 2010 and is expected to grow between 6%-8% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic, and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, which is human tissue that surgeons can use in place of metal and PEEK. We also sell bone-grafting products that are comprised of both human tissue and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA.

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-allograft implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

In-process research and development expense, or IPR&D. IPR&D expense consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

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

Income tax (benefit) provision. Income tax (benefit) provision consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$50,862	$45,424	$100,582	$80,746
Cost of revenues	20,585	16,222	37,958	27,970
Amortization of acquired intangible assets	416	369	812	369

Gross profit	29,861	28,833	61,812	52,407
Operating expenses:
Research and development	4,382	4,909	9,795	8,596
In-process research and development	—	92	—	542
Sales and marketing	19,291	17,115	37,920	30,519
General and administrative	8,938	8,007	18,080	13,567
Amortization of acquired intangible assets	554	469	1,084	469
Transaction related expenses	—	493	—	3,645
Restructuring expenses	—	805	599	1,687

Total operating expenses	33,165	31,890	67,478	59,025

Operating loss	(3,304)	(3,057)	(5,666)	(6,618)
Other income (expense):
Interest income	51	34	55	35
Interest expense	(888)	(1,444)	(1,567)	(2,305)
Other income, net	335	1,101	756	992

Total other income (expense)	(502)	(309)	(756)	(1,278)

Loss from continuing operations before taxes	(3,806)	(3,366)	(6,422)	(7,896)
Income tax benefit	(762)	(265)	(1,511)	(129)

Loss from continuing operations	(3,044)	(3,101)	(4,911)	(7,767)
Income from discontinued operations, net of tax	—	122	—	78

Net loss	$(3,044)	$(2,979)	$(4,911)	$(7,689)

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues. Revenues were $50.9 million for the three months ended June 30, 2011 compared to $45.4 million for the three months ended June 30, 2010, representing growth of $5.5 million, or 12.1%. The increase was comprised of $5.3 million and $0.2 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $34.5 million for the three months ended June 30, 2011 compared to $29.3 million for the three months ended June 30, 2010, representing growth of $5.2 million, or 18.1%. The growth was primarily due to increased sales in Alphatec products of $5.5 million from implants and instruments ($4.2 million) and Biologics ($1.1 million), offset by a decrease in Scient’x sales of $0.3 million.

International revenues were $16.3 million for the three months ended June 30, 2011 compared to $16.1 million for the three months ended June 30, 2010, representing growth of $0.2 million, or 1.2%. The growth was due to increased sales of Alphatec products of $0.8 million, offset by a decrease in Scient’x sales of $0.6 million. The increase in revenues is inclusive of $2.0 million in favorable exchange rate effect.

Cost of revenues. Cost of revenues was $20.6 million for the three months ended June 30, 2011 compared to $16.2 million for the three months ended June 30, 2010, representing an increase of $4.4 million, or 27.2%. The increase was primarily the result of greater product costs of $1.9 million due to growth in sales and variation in product mix, an increase in inventory write-offs of $2.1 million resulting from instrument and implant redesign, instrument depreciation costs of $0.3 million based on a larger installed base of surgical instruments, manufacturing and absorption variances of $1.7 million, offset by royalty and sales milestone accruals of $1.3 million due to sales mix and timing of contractual obligations, and an inventory obsolescence reserve reduction of $0.3 million.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended June 30, 2011 and 2010. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $29.9 million for the three months ended June 30, 2011 compared to $28.8 million for the three months ended June 30, 2010, representing an increase of $1.1 million, or 3.8%. The increase was due to increased sales of Alphatec products in the U.S. ($1.0 million) and International regions ($1.4 million), offset by a decrease in the sales of Scient’x products ($1.3 million).

Gross margin. Gross margin was 58.7% for the three months ended June 30, 2011 compared to 63.5% for the three months ended June 30, 2011. The decrease of 4.8 percentage points was the result of a decrease in the gross margin of Scient’x products from 57.1% to 48.1% and a decrease in the gross margin of Alphatec products from 65.2% to 60.9%.

Gross margin for the U.S. region was 62.8% for the three months ended June 30, 2011 compared to 71.4% for the three months ended June 30, 2010. The decrease of 8.6 percentage points was the result of reduced gross margin for Alphatec products primarily due to inventory write-offs and unfavorable manufacturing and absorption variances.

Gross margin for the International region was 50.1% for the three months ended June 30, 2011 compared to 49.1% for the three months ended June 30, 2010. The increase of 1.0 percentage point was the result of increased gross margin for Alphatec products (10.9 percentage points), offset by decreased Scient’x gross margin (10.7 percentage points), primarily related to a variation in product mix and pricing.

Research and development expense. Research and development expense was $4.4 million for the three months ended June 30, 2011 compared to $4.9 million for the three months ended June 30, 2010, representing a decrease of $0.5 million, or 10.2%. The reduction in expenses was primarily a result of the inherent variation in the timing of the product development cycle, primarily related to biologics products ($0.7 million), a reduction in clinical research and trials expense ($0.4 million), offset by increased development activity related to implants and instruments ($0.4 million), and increased stock compensation expense of ($0.2 million).

In-process research and development expense. IPR&D expense was $0 for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010. During the three months ended June 30, 2010, we incurred expenses of $0.1 million due to our acquisition of technology related to Scient’x products.

Sales and marketing expense. Sales and marketing expense was $19.3 million for the three months ended June 30, 2011 compared to $17.1 million for the three months ended June 30, 2010, representing an increase of $2.2 million, or 12.9%. The increase was primarily related to investments in the sales force to drive sales growth in both the U.S. ($0.8 million) and the International regions ($1.4 million).

General and administrative expense. General and administrative expense was $8.9 million for the three months ended June 30, 2011 compared to $8.0 million for the three months ended June 30, 2010, representing an increase of $0.9 million, or 11.3%. The result was primarily related to increases in human resource expenses ($0.3 million), legal expenses ($0.6 million) and information technology expenses ($0.4 million), offset by a reduction in other administrative costs ($0.4 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.6 million for the three months ended June 30, 2011 compared to $0.5 million for the three months ended June, 30 2010, representing an increase of $0.1 million, or 20.0%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the three months ended June 30, 2011 compared to $0.5 million for the three months ended June 30, 2010. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x, which closed on March 26, 2010.

Restructuring expense. Restructuring expense was $0 for the three months ended June, 30 2011 compared to $0.8 million for the three months ended June 30, 2010. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2011 compared to $0 for the three months ended June 30, 2010. The increase between periods was primarily due to higher average cash and cash equivalent balances.

Interest expense. Interest expense was $0.9 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010, representing a decrease of $0.5 million, or 35.7%. Interest expense consisted primarily of interest on our loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs. The reduction in interest expense was due to lower interest rates resulting from a different loan structure during the three months ended June 30, 2011 as compared to 2010.

Other income (expense), net. Other income (expense), net was $0.3 million for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010, representing a decrease in income of $0.8 million, or 72.7%. The decrease was primarily due to significant foreign currency exchange gains realized by Scient’x as a result of the favorable exchange rate change during the three months ended June 30, 2010.

Income tax benefit. Income tax was a benefit of $0.8 million for the three months ended June 30, 2011 compared to a benefit of $0.3 million for the three months ended June 30, 2010, representing an increase in income of $0.5 million, or 166.7%. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Discontinued Operations. The Company entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded $0.1 million in income from discontinued operations, net of tax, during the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues. Revenues were $100.6 million for the six months ended June 30, 2011 compared to $80.7 million for the six months ended June 30, 2010, representing growth of $19.9 million, or 24.7%. The increase was comprised of $10.7 million and $9.2 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $68.4 million for the six months ended June 30, 2011 compared to $57.8 million for the six months ended June 30, 2010, representing an increase of $10.7 million, or 18.3%. The growth was due to increased sales of Alphatec products of $8.9 million from instruments and implants ($7.1 millions) and Biologics ($1.8 million). Sales of Scient’x products represent an increase of $1.8 million.

International revenues were $32.2 million for the six months ended June 30, 2011 compared to $23.0 million for the six months ended June 30, 2010, representing an increase of $9.2 million, or 40.0%. The growth was due to increased sales of Alphatec products of $2.6 million, offset by a decrease in European sales caused by deferred revenue recognized in 2010 that was not repeated in 2011($1.8 million). Sales of Scient’x products represent an increase of $6.6 million. The increase in revenues is inclusive of $3.2 million in favorable exchange rate effect.

Cost of revenues. Cost of revenues was $38.0 million for the six months ended June 30, 2011 compared to $28.0 million for the six months ended June 30, 2010, representing an increase of $10.0 million, or 35.7%. The increase was primarily due to $6.0 million in product costs associated with the addition of Scient’x products for the full six months of 2011 as compared to only three months in 2010, greater product costs of $1.9 million due to growth in sales and variation in product mix, an increase in inventory write-offs of $2.1 million resulting from instrument and implant redesign, instrument depreciation costs of $1.0 million based on a larger installed base of surgical instruments, manufacturing and absorption variances of $1.5 million, offset by royalty and sales milestone accruals of $2.2 million due to sales mix and timing of contractual obligations and an inventory obsolescence reserve reduction of $0.3 million.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.8 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010, representing an increase of $0.4 million, or 100.0%. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $61.8 million for the six months ended June 30, 2011 compared to $52.4 million for the six months ended June 30, 2010, representing an increase of $9.4 million, or 17.9%. The increase is comprised of $3.9 million of gross profit from the addition of Scient’x products, increased sales of Alphatec products in the U.S. ($4.8 million) and International ($2.0 million), offset by a decrease in the second fiscal quarter of 2011 in the sales of Scient’x products ($1.3 million).

Gross margin. Gross margin was 61.5% for the six months ended June 30, 2011 compared to 64.9% for the six months ended June 30, 2010. The decrease of 3.4 percentage points was the result of a decrease in the gross margin of Scient’x products from 51.7% to 44.8% and a decrease in Alphatec products of from 66.0% to 65.1%.

Gross margin for the U.S. region was 67.4% for the six months ended June 30, 2011 compared to 70.6% for the six months ended June 30, 2010. The decrease of 3.2 percentage points was the result of a decrease in Scient’x gross margin (1.2 percentage points) and a decrease in Alphatec gross margins (2.4 percentage points), primarily related to inventory write-offs and unfavorable manufacturing and absorption variances.

Gross margin for the International region was 48.8% for the six months ended June 30, 2011 compared to 50.5% for the six months ended June 30, 2010. The decrease of 1.7 percentage points was the result of a decrease in Scient’x gross margin (6.4 percentage points), offset by an increase in Alphatec gross margins (4.7 percentage points), primarily related to a variation in product mix and pricing.

Research and development expense. Research and development expense was $9.8 million for the six months ended June 30, 2011 compared to $8.6 million for the six months ended June 30, 2010, representing an increase of $1.2 million, or 14.0%. The increase was primarily related to increased European research and development activities to support the Scient’x products ($0.9 million), increased testing, consulting and prototypes for new products ($1.2 million), and increased stock compensation expense ($0.2 million), offset by significantly reduced activity related to the variation in the timing of the development cycle for clinical research and trials ($0.4 million) and biologics products ($0.7 million).

In-process research and development expense. IPR&D expense was $0 for the six months ended June 30, 2011 compared to $0.5 million for the six months ended June 30, 2010 resulting from our acquisition of technology related to stem cells.

Sales and marketing expense. Sales and marketing expense was $37.9 million for the six months ended June 30, 2011 compared to $30.5 million for the six months ended June 30, 2010, representing an increase of $7.4 million, or 24.3%. The increase was primarily related to expenses related to increased European sales and marketing activities in support of the Scient’x products ($2.3 million), increased expense for our international sales force ($2.0 million), and due to higher U.S. sales volume, increased selling, commissions, marketing and medical education expenses ($3.1 million).

General and administrative expense. General and administrative expense was $18.1 million for the six months ended June 30, 2011 compared to $13.6 million for the six months ended June 30, 2010, representing an increase of $4.5 million, or 33.1%. The increase was primarily related to increased European general and administrative activities in support of the Scient’x products ($2.1 million), an increase in human resource expenses ($1.0 million), an increase in legal expenses ($1.1 million), and an increase in other administrative costs ($0.3 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the six months ended June 30, 2011 compared to $0.5 million for the six months ended June 30, 2010, representing an increase of $0.6 million, or 120.0%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expense. Restructuring expense was $0.6 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010, representing a decrease of $1.1 million, or 64.7%. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Interest income. Interest income was $0.1 million for the six months ended June 30, 2011 compared to $0 for the six months ended June 30, 2010. The increase between periods was primarily due to higher average cash and cash equivalent balances.

Interest expense. Interest expense was $1.6 million for the six months ended June 30, 2011 compared to $2.3 million for the six months ended June 30, 2010, representing a decrease of $0.7 million, or 30.4%. Interest expense consisted primarily of interest on our loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs. The reduction in interest expense was due to lower interest rates resulting from a different loan structure during the first six months of 2011 as compared to 2010.

Other income (expense), net. Other income (expense), net was $0.8 million for the six months ended June 30, 2011 compared to $1.0 million for the six months ended June 30, 2010, representing a decrease in income of $0.2 million, or 20.0%. The decrease was due to lower foreign currency exchange gains realized in the six months ended June 30 2011 as compared to the six months ended June 30, 2010.

Income tax benefit. Income tax was a benefit of $1.5 million for the six months ended June 30, 2011 compared to a benefit of $0.1 million for the six months ended June 30, 2010, representing an increase of $1.4 million, or 1400.0%. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Discontinued Operations. The company entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded $0.1 million in income from discontinued operations, net of tax, during the three months ended June 30, 2010.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(3,044)	$(2,979)	$(4,911)	$(7,689)
Stock-based compensation	734	772	1,448	1,753
Depreciation	3,662	3,234	7,434	5,876
Amortization of intangible assets	347	203	652	1,123
Amortization of acquired intangible assets	970	838	1,896	838
In-process research and development	—	92	—	542
Interest expense, net	837	1,410	1,512	2,270
Income tax benefit	(762)	(265)	(1,511)	(129)
Other income, net	(335)	(1,101)	(756)	(992)
Income from discontinued operations	—	(122)	—	(78)
Acquisition-related inventory step-up	321	413	751	413
Transaction related expenses	—	493	—	3,645
Restructuring expenses	—	805	599	1,687

Adjusted EBITDA	$2,730	$3,793	$7,114	$9,259

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

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(3,044)	$(2,979)	$(4,911)	$(7,689)
In-process research and development	—	92	—	542
Acquisition-related inventory step-up	321	413	751	413
Amortization of acquired intangible assets	970	838	1,896	838
Transaction related expenses	—	493	—	3,645
Restructuring expenses	—	805	599	1,687

Non-GAAP net loss	$(1,753)	$(338)	$(1,665)	$(564)

The following is a reconciliation of non-GAAP net income (loss) per share to the most comparable GAAP measure, net loss per common share, for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.11)
In-process research and development	—	0.00	—	0.01
Acquisition-related inventory step-up	0.00	0.01	0.01	0.01
Amortization of acquired intangible assets	0.01	0.01	0.02	0.01
Transaction related expenses	—	0.01	—	0.05
Restructuring expenses	—	0.01	0.01	0.02

Non-GAAP net income (loss) per common share-basic and diluted	$(0.02)	$0.00	$(0.02)	$(0.01)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except gross margin and share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro Forma Combined:
Revenues	$50,862	$45,424	$100,582	$92,081
Loss from operations	$(3,304)	$(1,759)	$(5,067)	$(2,442)
Net loss	$(3,044)	$(1,681)	$(4,312)	$(2,839)
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Gross margin	58.7%	63.6%	61.5%	63.2%
Pro Forma Adjusted EBITDA	$2,730	$3,793	$7,114	$9,853

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro Forma net loss	$(3,044)	$(1,681)	$(4,312)	$(2,839)
Stock-based compensation	734	772	1,448	1,856
Depreciation	3,662	3,234	7,434	6,246
Amortization of intangible assets	1,317	1,041	2,548	2,801
In-process research and development	—	92	—	542
Interest expense, net	837	1,410	1,512	2,451
Income tax benefit	(762)	(265)	(1,511)	(201)
Other income, net	(335)	(1,101)	(756)	(1,800)
Income from discontinued operations	—	(122)	—	(78)
Acquisition-related inventory step-up	321	413	751	849
Non-controlling interest	—	—	—	26

Pro Forma Adjusted EBITDA	$2,730	$3,793	$7,114	$9,853

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

Liquidity and Capital Resources

At June 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $21.8 million and accounts receivable, net of $41.7 million. On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on our plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2012, including the integration of Scient’x, as discussed below.

Our amended credit facility contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. As of June 30, 2011, we were in compliance with the minimum adjusted quick ratio covenant but were not in compliance with the minimum quarterly free cash flow covenant. In August 2011, we executed an amendment to the amended credit facility with Silicon Valley Bank. The amendment included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011. In conjunction with the amendment, we paid Silicon Valley Bank a fee of $50,000.

Based on our current operating plan, we believe that it is reasonably likely that we will be in compliance with our financial covenants in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue growth or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the amended credit facility. In addition to the financial covenants, the amended credit facility contains other covenants including subjective covenants that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the amended credit facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the amended credit facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the amended credit facility and would be forced to obtain alternative financing.

If we are not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or we have other unanticipated expenditures, we may be required to attempt to seek a waiver of such covenants, renegotiate the amended credit facility, seek additional capital and/or substantially reduce discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurances that such a waiver could be obtained, that the amended credit facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the amended credit facility, including accelerating the repayment of debt obligations as discussed above. We may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of June 30, 2011.

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

Operating Activities

We generated net cash of $4.6 million from operating activities for the six months ended June 30, 2011. During this period, net cash provided by operating activities primarily consisted of a net loss of $4.9 million and an decrease in working capital and other assets of $2.0 million, which were offset by $11.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $2.0 million consisted of increases in accounts receivable of $3.2 million, decreases in accounts payable of $1.3 million, decreases in accrued expenses and other liabilities of $0.8 million and decreases in deferred revenues of $0.1 million, partially offset by decreases in inventory of $2.9 million and decreases in prepaid expenses and other assets of $0.5 million.

Investing Activities

We used net cash of $4.8 million in investing activities for the six months ended June 30, 2011 primarily for the purchase of $3.9 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, payment for the acquisition of our Brazilian subsidiary of $0.5 million and the purchase of intangible assets of $0.4 million.

Financing Activities

We used net cash of $1.2 million from financing activities for the six months ended June 30, 2011. Cash received from the exercise of stock options totaled $0.1 million and proceeds borrowings under our line of credit totaled $0.4 million. We made payments on our line of credit and made other principal payments on notes payable and capital lease obligations totaling $1.7 million.

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

Our term loan interest rate was amended to a fixed rate of 12.0%. We were required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. In connection with the amendment, the existing finance charge of $0.8 million was increased by $0.2 million to $1.0 million. The finance charge was being accrued to interest expense through April 2012, when it was due and payable. A prepayment penalty is due if the loan is repaid prior to maturity.

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

In January 2011, we executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the prime rate plus 3.5% during the first half of 2011, the prime rate plus 3.0% during the third quarter of 2011, the prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements. As of June 30, 2011, we were in compliance with the minimum adjusted quick ratio covenant. We were not in compliance with the minimum quarterly free cash flow covenant at June 30, 2011. We requested and obtained a waiver for such non-compliance from Silicon Valley Bank.

In August 2011, we executed an amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the prime rate plus 2.0% beginning on January 1, 2012. There was no change to the financial covenant requirements.

The balance of the line of credit as of June 30, 2011 was $31.9 million. For the three and six months ended June 30, 2011, interest expense on the working capital line of credit, excluding amortization of debt issuance costs totaled $0.6 million and $1.1 million, respectively. For the three and six months ended June 30, 2010, interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.9 and $1.5 million, respectively.

Alphatec Pacific has a term note payable of $0.6 million with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of June 30, 2011 the balance of the notes and the bond totaled $0.3 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of June 30, 2011, the balance of these capital leases totaled $0.3 million.

In March 2011, we executed a note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012. The balance of this note as of June 30, 2011 was $0.2 million.

We have financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011. The balance of such financing agreements as of June 30, 2011 totaled $0.2 million.

In February 2010, we executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. Payments of principal and interest are due every three months. The balance of this note as of June 30, 2011 was $0.4 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011 (6 months)	2012	2013	2014	2015	Thereafter
Line of Credit with SVB	$31,850	$—	$—	$31,850	$—	$—	$—
Note payable for software licenses	177	112	65	—	—	—	—
Note payable to Oracle	377	171	206	—	—	—	—
Notes payable for insurance premiums	172	172	—	—	—	—	—
Notes and bond payable to Japanese banks	280	85	134	56	5	—	—
Capital lease obligations	330	90	181	58	1	—	—
Operating lease obligations	15,148	1,981	3,711	3,173	2,780	2,227	1,276
Guaranteed minimum royalty obligations	12,806	1,406	1,600	3,100	3,350	3,350	—
New product development milestones (1)	10,812	1,312	5,500	4,000	—	—	—

Total	$71,952	$5,329	$11,397	$42,237	$6,136	$5,577	$1,276

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2011 through 2013.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$45	$66	$92	$123
Research and development	194	(18)	295	331
Sales and marketing	181	291	386	490
General and administrative	314	433	675	809

Total	$734	$772	$1,448	$1,753

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or, the FASB, issued new accounting guidance that requires entities to allocate revenue in multiple element arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for multiple element revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for us in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on our financial position or results of operations.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of June 30, 2011, our outstanding floating rate indebtedness totaled $31.9 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

Foreign Currency Risk

Our foreign currency exposure continues to grow as we expand internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended June 30, 2011.

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

In February 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial screws and an order from the court regarding payment of future royalties by us. While we denied the allegations in our answer to the complaint, intend to vigorously defend ourselves against the complaint, and believe that Cross’ allegations are without merit, the outcome of the litigation cannot be predicted at this time. In February 2011 and July 2011, the court issued orders granting Cross’s motions for partial summary judgment, and limiting our counterclaims. While the rulings interpreted the license agreement as asserted by Cross, and limited some of our claims, they are not case dispositive, and we continue to vigorously defend ourself and have preserved our ability to appeal the interim decisions by the trial court. Any outcome in favor of Cross could result in the payment of significant costs and damages by us, which could have a material adverse effect on our results of operations, financial condition and cash flows.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on

Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors (who also serve on our board) in a new action in California state court. In addition at the same time, a similar action was filed in New York against HealthpointCapital and two directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in NY reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain Scient’x directors (who also serve on our board) as the only defendants. While we intend to vigorously defend ourself against the complaint, and believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on our financial condition and results of operations.

In 2004, Scient’x SA’s wholly owned U.S. subsidiary, Scient’x USA, Inc., or Scient’x USA, entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors, or, collectively DAK, for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x SA in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x SA to pay DAK under a change of ownership clause in the distribution agreement with DAK. While we believe that the plaintiff’s remaining allegations are also without merit, and we intend to vigorously defend ourselves against this complaint, the outcome of the litigation cannot be predicted at this time and any outcome in favor of DAK could have a significant adverse effect on our financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe the claims are without merit and intend to vigorously defend ourself against this complaint, however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action.We have been named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to our related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve its corporate governance and internal procedures.We believe the claims are without merit and intend to vigorously defend ourself against these complaints, however no assurances can be given as to the timing or outcome of this lawsuit.

At June 30, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. We are and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended June 30, 2011 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
April 2011	—	$—	—	—
May 2011	—	$—	—	—
June 2011	—	$—	—	—

(1)	Not included in the table above are 19,243 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

†10.1	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010

†10.2	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated August 5, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements**.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: August 8, 2011

Exhibit Index

†10.1	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010.

†10.2	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated August 5, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements**.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.