Form 10-Q
period 2011-09-30
Alphatec Holdings, Inc.
filed 2011-11-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No   ☒

As of November 1, 2011, there were 89,246,590 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$22,144	$23,168
Accounts receivable, net	39,775	39,777
Inventories, net	48,783	51,635
Prepaid expenses and other current assets	7,145	6,652
Deferred income tax assets	1,592	1,592

Total current assets	119,439	122,824
Property and equipment, net	34,322	38,440
Goodwill	173,626	170,194
Intangibles, net	41,828	43,148
Other assets	3,475	2,410

Total assets	$372,690	$377,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,987	$15,957
Accrued expenses	23,229	22,530
Deferred revenue	3,351	3,396
Current portion of long-term debt	2,544	1,708

Total current liabilities	44,111	43,591
Long-term debt, less current portion	28,771	32,474
Other long-term liabilities	1,826	2,153
Deferred income tax liabilities	6,910	8,761
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2011 and December 31, 2010; 3,319 shares issued and outstanding at both September 30, 2011 and December 31, 2010	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2011 and December 31, 2010; 89,241 and 89,040 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	385,601	383,647
Accumulated other comprehensive income (loss)	3,986	(1,310)
Accumulated deficit	(122,030)	(115,815)

Total stockholders’ equity	267,469	266,434

Total liabilities and stockholders’ equity	$372,690	$377,016

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$47,619	$44,846	$148,201	$125,592
Cost of revenues	17,001	15,546	54,959	43,516
Amortization of acquired intangible assets	411	373	1,223	742

Gross profit	30,207	28,927	92,019	81,334
Operating expenses:
Research and development	3,858	3,751	13,653	12,347
In-process research and development	—	2,425	—	2,967
Sales and marketing	19,145	17,052	57,065	47,571
General and administrative	8,627	7,933	26,707	21,500
Amortization of acquired intangible assets	545	533	1,629	1,002
Transaction related expenses	—	6	—	3,651
Restructuring expenses	394	702	993	2,389

Total operating expenses	32,569	32,402	100,047	91,427

Operating loss	(2,362)	(3,475)	(8,028)	(10,093)
Other income (expense):
Interest income	48	262	103	297
Interest expense	(725)	(1,417)	(2,292)	(3,722)
Other income, net	202	70	958	1,062

Total other income (expense)	(475)	(1,085)	(1,231)	(2,363)

Loss from continuing operations before taxes	(2,837)	(4,560)	(9,259)	(12,456)
Income tax benefit	(1,533)	(770)	(3,044)	(899)

Loss from continuing operations	(1,304)	(3,790)	(6,215)	(11,557)
Income from discontinued operations, net of tax	—	—	—	78

Net loss	$(1,304)	$(3,790)	$(6,215)	$(11,479)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.15)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.15)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,829	86,990	88,757	75,394

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(6,215)	$(11,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,939	12,451
Stock-based compensation	1,928	2,326
Interest expense related to amortization of debt discount and debt issuance costs	281	722
In-process research and development paid in stock	—	1,000
Provision for doubtful accounts	594	764
Provision for excess and obsolete inventory	3,365	1,839
Gain on sale of IMC Co. (discontinued operations)	—	(188)
Deferred income tax benefit	(2,352)	(1,101)
Changes in operating assets and liabilities:
Accounts receivable	(1,919)	(5,145)
Inventories	(140)	(13,297)
Prepaid expenses and other current assets	474	(1,666)
Other assets	828	268
Accounts payable	995	(1,384)
Accrued expenses and other	(1,643)	888
Deferred revenues	(26)	849

Net cash provided by (used in) operating activities	11,109	(13,153)
Investing activities:
Cash received in acquisition of Scient’x	—	1,589
Proceeds from sale of IMC Co. (discontinued operations)	—	329
Cash paid for acquisition of Brazilian subsidiary	(620)	—
Purchases of property and equipment	(8,033)	(11,657)
Purchase of intangible assets	(445)	(500)

Net cash used in investing activities	(9,098)	(10,239)
Financing activities:
Exercise of stock options	104	211
Net proceeds from issuance of common stock	—	49,659
Borrowings under lines of credit	1,662	2,610
Repayments under lines of credit	(3,114)	(1,796)
Principal payments on capital lease obligations	(114)	(129)
Principal payments on notes payable	(1,523)	(7,273)

Net cash (used in) provided by financing activities	(2,985)	43,282

Effect of exchange rate changes on cash and cash equivalents	(50)	(1,121)

Net (decrease) increase in cash and cash equivalents	(1,024)	18,769
Cash and cash equivalents at beginning of period	23,168	10,085

Cash and cash equivalents at end of period	$22,144	$28,854

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental cash flow information:
Cash paid for interest	$1,828	$2,460
Cash paid for income taxes	$303	$339
Purchases of property and equipment in accounts payable	$2,241	$3,765
Financing of software and support by third party	$121	$872
Financing of insurance premiums by insurance provider	$—	$406
Non-cash purchases of license agreements	$50	$—
Issuance of common stock in connection with Scient’x acquisition	$—	$151,639
Stock options issued in connection with Scient’x acquisition	$—	$1,040
Non-cash exercise of warrants	$—	$540
Non-cash purchase of intangible assets	$—	$1,500
Purchase of intangible assets in accrued expenses	$—	$1,450

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products in the U.S. for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiaries, Scient’x S.A.S. and its subsidiaries (“Scient’x”), and Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”).

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $22.1 million and accounts receivable of $39.8 million at September 30, 2011 will be sufficient to fund its cash requirements through at least September 30, 2012. The Company’s amended credit facility (the “Amended Credit Facility”) with Silicon Valley Bank (“SVB”) contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. As of September 30, 2011, the Company was not in compliance with the minimum adjusted quick ratio covenant or the minimum quarterly free cash flow covenant. In November 2011, the Company and SVB executed an agreement for a third amendment to the Amended Credit Facility (the “Third Amended Credit Facility”). The Third Amended Credit Facility included a waiver for non-compliance with the financial covenants for the quarterly period ended September 30, 2011 and it also restructured the Amended Credit Facility terms including future financial covenants (see Note 7).

Based on the Company’s current operating plan, the Company believes that it is reasonably likely that it will be in compliance with the financial covenants of the Third Amended Credit Facility in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Third Amended Credit Facility. In addition to the financial covenants, the Third Amended Credit Facility contains other covenants including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Third Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Third Amended Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Third Amended Credit Facility and would be forced to obtain alternative financing.

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or has other unanticipated expenditures, the Company may be required to attempt to seek a waiver of such covenants, renegotiate the amended credit facility, and/or substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. There can be no assurances that such a waiver could be obtained, that the Third Amended Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the Third Amended Credit Facility, including accelerating the repayment of debt obligations as discussed above. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2011. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2011.

Impairment Analysis for Goodwill

The Company performs its test for goodwill impairment annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. During the three months ended September 30, 2011, the Company concluded that a decline in its stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, the Company performed an interim impairment test on its single operating unit.

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

The Company estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples and recent sales transactions. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at September 30, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2011.

Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, the Company has projected an improvement in its gross margin as a result of its forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next three years. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from its forecasts, the Company may be required to perform a step two analysis that could expose the Company to material impairment charges in the future.

The Company will re-assess goodwill impairment when it performs its annual test for impairment in December 2011. The Company will also be required to perform additional interim analysis if its stock price and market capitalization do not increase above current levels.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. The Company does not anticipate that this amendment will have a material impact on its financial position or results of operations.

In September 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

The changes in the carrying amount of goodwill since the acquisition date through September 30, 2011 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of March 31, 2010	$112,524
Cumulative purchase price adjustments to net tangible assets	(248)
Net effect of foreign exchange rate on goodwill	1,096

Balance at September 30, 2011	$113,372

The following unaudited pro forma information presents the consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$47,619	$44,846	$148,201	$136,927
Loss from operations	(1,968)	(2,767)	(7,035)	(5,209)
Net loss	(910)	(3,082)	(5,222)	(5,922)
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.07)

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

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011, the Company did not incur any transaction costs related to the acquisition. For the nine months ended September 30, 2010, the Company incurred transaction costs related to the acquisition of $3.7 million. These costs were expensed as incurred.

For the three months ended September 30, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $0.4 million and $0.7 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $1.0 million and $2.4 million, respectively. These restructuring charges consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

The amount of Scient’x revenue included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010 totaled $6.6 million and $8.2 million, respectively. The amount of Scient’x net loss included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2011 and 2010 totaled $(2.0) million and $(3.3) million, respectively.

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

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos (“Cibramed”), a Brazilian medical device company. The Company purchased Cibramed to acquire its ANVISA regulatory registration certificates and its general licenses to conduct business in Brazil. The Company recorded an intangible asset of $0.8 million, which includes $0.2 million related to the deferred tax impact from the acquisition, for the ANVISA regulatory registration certificates and licenses it purchased to conduct business in Brazil. The Company is amortizing this asset on a straight-line basis over its estimate life of 15 years. No product distribution rights were acquired. The purchase price of $0.6 million was paid in installments consisting of (i) 60% upon execution of the acquisition agreement; (ii) 20% due 90 days from the execution of the acquisition agreement and; (iii) 20% due 180 days from the execution of the acquisition agreement. As of September 30, 2011, the Company had paid the full purchase price of $0.6 million.

4. Select Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,476	$—	$3,476	$3,821	$—	$3,821
Work-in-process	2,465	—	2,465	2,242	—	2,242
Finished goods	54,832	(11,990)	42,842	56,602	(11,030)	45,572

Inventories, net	$60,773	$(11,990)	$48,783	$62,665	$(11,030)	$51,635

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2011	December 31, 2010
Surgical instruments	4	$56,279	$53,155
All other property and equipment	various	23,791	22,450

		80,070	75,605
Less accumulated depreciation and amortization		(45,748)	(37,165)

Property and equipment, net		$34,322	$38,440

Total depreciation expense was $3.7 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively. Total depreciation expense was $11.1 million and $9.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2011	December 31, 2010
Developed product technology	5-8	$23,352	$23,030
Distribution rights	3	4,313	4,148
Intellectual property	5	1,004	1,004
License agreements	1-7	6,487	5,100
Core technology	10	3,670	3,548
In-process technology	Indefinite	1,767	1,708
Trademarks and trade names	5-9	3,827	3,722
Customer-related	15	16,160	15,792
Distribution network	10	1,614	1,614
Physician education programs	10	3,127	3,022
Supply agreement	10	225	225

		65,546	62,913
Less accumulated amortization		(23,718)	(19,765)

Intangible assets, net		$41,828	$43,148

Total amortization expense was $1.3 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. Total amortization expense was $3.8 million and $3.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The future expected amortization expense related to intangible assets as of September 30, 2011 is as follows (in thousands):

Year Ending December 31,
Remainder of 2011	$1,110
2012	4,440
2013	4,394
2014	4,291
2015	4,139
Thereafter	21,687

Total future expected amortization expense	40,061
Add: In-process technology	1,767

Total	$41,828

5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events, including foreign currency translation adjustments. The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss, as reported	$(1,304)	$(3,790)	$(6,215)	$(11,479)
Foreign currency translation adjustment	(6,980)	14,118	5,296	544

Comprehensive (loss) income	$(8,284)	$10,328	$(919)	$(10,935)

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s local currency (the Euro) and the U.S. dollar. During the three and nine months ended September 30, 2011, the change in the foreign currency translation amounts resulted from changes in the value of the Euro. The value of the Euro decreased approximately 5% relative to the U.S. dollar during the three months ended September 30, 2011 and increased approximately 9% relative to the U.S. dollar during the three months ended September 30, 2010. The value of the Euro increased approximately 3% relative to the U.S. dollar during the nine months ended September 30, 2011 and decreased approximately 6% relative to the U.S. dollar during the nine months ended September 30, 2010.

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

7. Debt

As of September 30, 2011, the Company had an Amended Credit Facility with SVB that consisted of a working capital line of credit, which permitted the Company to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate equal to the greater of 5.5% or the SVB prime rate plus 2.0%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The Amended Credit Facility contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjusted quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses), less capital expenditures and cash taxes.

As of September 30, 2011, the Company was not in compliance with the minimum adjusted quick ratio covenant or the minimum quarterly free cash flow covenant. In November 2011, the Company and Silicon Valley Bank executed the Third Amended Credit Facility. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants.

The Third Amended Credit Facility consists of a $10 million term loan and a working capital line of credit which permits the Company to borrow up to $22 million. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory. The term loan carries a fixed interest rate equal to the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. A finance charge of $100,000 is waived in exchange for the issuance of warrants to SVB to purchase shares of the Company’s common stock. The term loan matures October 2015 and the Company will pay a prepayment penalty if the term loan is repaid prior to maturity. The funds from the term loan were intended to refinance a portion of the line of credit under the Amended Credit Facility. The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, with calculated minimum monthly interest of $116,000. Interest only payments are due monthly and the principal is due at maturity, October 2013, which is consistent with the amended credit facility. A finance charge of $50,000 is waived in exchange for the issuance of warrants to SVB to purchase shares of the Company’s common stock.

Under the Third Amended Credit Facility, the Company is required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the total balance of debt owed to SVB. EBITDA, a non-GAAP term, is defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses.

The remaining terms under the Third Amended Credit Facility were not amended from the Amended Credit Facility.

The balance of the line of credit as of September 30, 2011 was $30.4 million. However, based on the future commitments under the Third Amended Credit Facility the Company has reclassified $1.9 million of term loan principal payments from long-term debt to current portion of long-term debt as of September 30, 2011.

8. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2014. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2011	$982	$46
2012	3,717	178
2013	3,191	60
2014	2,811	1
2015	2,251	—
Thereafter	1,276	—

	$14,228	285

Less: amount representing interest		(8)

Present value of minimum lease payments		277
Current portion of capital leases		(169)

Capital leases, less current portion		$108

Rent expense under operating leases for the three months ended September 30, 2011 and 2010 was $1.0 million and $0.8 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2011 and 2010 was $2.8 million and $2.3 million, respectively.

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

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, (“Cross”), Cross Medical Products, LLC v. Alphatec Spine, Inc., Case No. 8:10-cv-00176-MRP -MLG, alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial screws and an order from the court regarding payment of future royalties by the Company. In its complaint, Cross alleges a material amount of damages are due to it as a result of the Company’s alleged breach of the patent license agreement. The Company denied the allegations in its answer to the complaint and intends to vigorously defend itself against the complaint. In February 2011 and July 2011, the court issued orders granting Cross’s motions for partial summary judgment, and limiting the Company’s counterclaims. The court rulings interpreted the license agreement as asserted by Cross, and found that the license agreement, as so interpreted, is enforceable. The Company intends to appeal the trial court’s decisions. A trial to determine which products are subject to the patent license agreement, and therefore under the interpretation of the trial court subject to royalty payment, is currently scheduled for February 2012. The Company believes the damages are not currently estimable, as discovery with respect to this phase of the trial is still ongoing, but a judgment for damages in favor of Cross would have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors (who also serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in NY reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain Scient’x directors (who also serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until August 26, 2012. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At September 30, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations	$(1,304)	$(3,790)	$(6,215)	$(11,557)
Income from discontinued operations, net of tax	—	—	—	78

Net loss	$(1,304)	$(3,790)	$(6,215)	$(11,479)

Denominator:
Weighted average common shares outstanding	89,219	87,389	89,120	75,880
Weighted average unvested common shares subject to repurchase	(390)	(399)	(363)	(486)

Weighted average common shares outstanding—basic	88,829	86,990	88,757	75,394
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding—diluted	88,829	86,990	88,757	75,394

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.04)	$(0.07)	$(0.15)
Basic and diluted net income per share from discontinued operations	0.00	0.00	0.00	0.00

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.15)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	4,381	3,514	4,210	2,216
Unvested restricted share awards	390	399	363	486

Total	4,771	3,913	4,573	2,702

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased $0.8 million during the three months ended September 30, 2011. The decrease in unrecognized tax benefits during the three months ended September 30, 2011 was primarily related to an income tax settlement with the French authorities of approximately $0.8 million, offset by an increase related to federal and state research credits. The unrecognized tax benefits at September 30, 2011 were $4.0 million. With the facts and circumstances currently available to the Company, it is reasonably possible that there will be no change in the Company’s unrecognized tax benefits within the next 12 months.

The income tax benefit consists primarily of income tax benefits related to the French income tax settlement and acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

The Company is not currently under examination by the IRS or U.S. state and local authorities.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.

During the three and nine months ended September 30, 2011 and 2010, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the three months ended September 30, 2011 and 2010 totaled $6.5 million and $4.7 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the respective periods. For the nine months ended September 30, 2011 sales in Japan totaled $17.6 million which represented greater than 10 percent of the Company’s consolidated revenues for such period. For the nine months ended September 30, 2010, sales in other individual countries included in International did not exceed 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$32,674	$30,010	$101,073	$87,763
International	14,945	14,836	47,128	37,829

Total consolidated revenues	$47,619	$44,846	$148,201	$125,592

Total assets by region were as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$197,014	$208,175
International	175,676	168,841

Total consolidated assets	$372,690	$377,016

12. Related Party Transactions

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three and nine months ended September 30, 2011 and 2010, the Company incurred costs of $60,000 in each quarter for advisory services provided by Dr. Hochschuler.

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

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the three and nine months ended September 30, 2010 is as follows (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$—	$3,109

Income from continuing operations before income taxes	$—	$120
Income tax provision	—	42

Income from discontinued operations, net of tax	$—	$78

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

The changes in the restructuring liability for the three months ended September 30, 2011 is as follows (in thousands):

Restructuring liability as of June 30, 2011	$298
Additional severance and personnel costs incurred	399
Less: restructuring related payments made during the three months ended September 30, 2011	(376)

Restructuring liability as of September 30, 2011	$321

14. Subsequent Events

Debt Agreement

In November 2011, the Company and SVB executed an agreement for the Third Amended Credit Facility. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants (see Note 7).

Execution of Lease

In October 2011, the Company executed a lease agreement for machinery with a value of $0.6 million. The term of the lease is 60 months. Upon execution of the lease, the Company made an advance payment of $50,000.

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products, which was estimated to have been more than $9.0 billion in revenue in 2010 and is expected to grow between 3%-4% over the next year. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic, and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, which is human tissue that surgeons can use in place of metal and PEEK. We also sell bone-grafting products that are comprised of both human tissue and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA.

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

In-process research and development expense, or IPR&D. IPR&D expense consists of acquired research and development assets that were not part of an acquisition of a business and were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

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

Income tax (benefit) provision. Income tax (benefit) provision consists primarily of income tax benefits related to the French income tax settlement and acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except as discussed below, management believes there have been no material changes during the nine months ended September 30, 2011 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Impairment Analysis for Goodwill

We perform our test for goodwill impairment annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. During the three months ended September 30, 2011, we concluded that a decline in our stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, we performed an interim impairment test on our single operating unit.

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

We estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized our earnings and revenue multiples and recent sales transactions. Our discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. We utilized our weighted average cost of capital as the discount rate for the projected future cash flows and our median revenue and earnings multiples under the market approach. Our assessment resulted in a fair value that was greater than our carrying value at September 30, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2011.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in our income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, we have projected an improvement in our gross margin as a result of our forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next three years. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from our forecasts, we may be required to perform a step two analysis that could expose us to material impairment charges in the future.

We will re-assess goodwill impairment when we perform our annual test for impairment in December 2011. We will also be required to perform additional interim analysis if our stock price and market capitalization do not increase above current levels.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$47,619	$44,846	$148,201	$125,592
Cost of revenues	17,001	15,546	54,959	43,516
Amortization of acquired intangible assets	411	373	1,223	742

Gross profit	30,207	28,927	92,019	81,334
Operating expenses:
Research and development	3,858	3,751	13,653	12,347
In-process research and development	—	2,425	—	2,967
Sales and marketing	19,145	17,052	57,065	47,571
General and administrative	8,627	7,933	26,707	21,500
Amortization of acquired intangible assets	545	533	1,629	1,002
Transaction related expenses	—	6	—	3,651
Restructuring expenses	394	702	993	2,389

Total operating expenses	32,569	32,402	100,047	91,427

Operating loss	(2,362)	(3,475)	(8,028)	(10,093)
Other income (expense):
Interest income	48	262	103	297
Interest expense	(725)	(1,417)	(2,292)	(3,722)
Other income, net	202	70	958	1,062

Total other income (expense)	(475)	(1,085)	(1,231)	(2,363)

Loss from continuing operations before taxes	(2,837)	(4,560)	(9,259)	(12,456)
Income tax benefit	(1,533)	(770)	(3,044)	(899)

Loss from continuing operations	(1,304)	(3,790)	(6,215)	(11,557)
Income from discontinued operations, net of tax	—	—	—	78

Net loss	$(1,304)	$(3,790)	$(6,215)	$(11,479)

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. Revenues were $47.6 million for the three months ended September 30, 2011 compared to $44.8 million for the three months ended September 30, 2010, representing growth of $2.8 million, or 6.2%. The increase was comprised of $2.7 million and $0.1 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $32.7 million for the three months ended September 30, 2011 compared to $30.0 million for the three months ended September 30, 2010, representing growth of $2.7 million, or 8.9%. The growth was primarily due to increased sales in Alphatec products of $2.7 million from implants and instruments ($1.7 million) and Biologics ($1.0 million), while sales of Scient’x products remained consistent.

International revenues were $14.9 million for the three months ended September 30, 2011 compared to $14.8 million for the three months ended September 30, 2010, representing growth of $0.1 million, or 0.7%. The growth was due to increased sales of Alphatec products of $2.5 million, offset by a decrease in sales of Scient’x products of $2.4 million. The increase in revenues is inclusive of $1.3 million in favorable exchange rate effect.

Cost of revenues. Cost of revenues was $17.0 million for the three months ended September 30, 2011 compared to $15.5 million for the three months ended September 30, 2010, representing an increase of $1.5 million, or 9.4%. The increase was the result of greater costs for Alphatec products due to growth in sales and variation in product mix ($0.8 million), unfavorable manufacturing and absorption variances related to production volume and operational costs ($2.7 million), increase amortization expense related to acquired technology ($0.2 million), offset by a reduction in inventory step-up expense related to the Scient’x acquisition of ($0.4 million), and lesser product costs due to reduced Scient’x sales ($1.8 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended September 30, 2011 and 2010. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $30.2 million for the three months ended September 30, 2011 compared to $28.9 million for the three months ended September 30, 2010, representing an increase of $1.3 million, or 4.4%. The increase was due to increased sales of Alphatec products in the International regions ($2.4 million), offset by a decrease in gross margin for Alphatec products in the U.S. ($0.7 million) and a decrease in the sales of Scient’x products ($0.4 million).

Gross margin. Gross margin was 63.4% for the three months ended September 30, 2011 compared to 64.5% for the three months ended September 30, 2010. The decrease of 1.1 percentage points was the result of a decrease in the gross margin of Alphatec products from 72.0% to 67.0%, offset by an increase in the gross margin of Scient’x products from 36.6% to 43.1%.

Gross margin for the U.S. region was 68.1% for the three months ended September 30, 2011 compared to 77.8% for the three months ended September 30, 2010. The decrease of 9.7 percentage points was the result of reduced gross margin for Alphatec products primarily related to increased cost of revenues due to unfavorable manufacturing and absorption variances.

Gross margin for the International region was 53.3% for the three months ended September 30, 2011 compared to 37.6% for the three months ended September 30, 2010. The increase of 15.6 percentage points was the result of increased gross margin for Alphatec products (12.3 percentage points) and Scient’x products (9.9 percentage points) primarily related to a variation in product mix and pricing.

Research and development expense. Research and development expense was $3.9 million for the three months ended September 30, 2011 compared to $3.8 million for the three months ended September 30, 2010, representing an increase of $0.1 million, or 2.9%.

In-process research and development expense. IPR&D expense was $0 for the three months ended September 30, 2011 compared to $2.4 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we incurred expenses of $2.0 million for the acquisition of technology related to stem cells and $0.4 million for the acquisition of bone-anchoring screw technology. We did not make any acquisitions during the three months ended September 30, 2011.

Sales and marketing expense. Sales and marketing expense was $19.1 million for the three months ended September 30, 2011 compared to $17.1 million for the three months ended September 30, 2010, representing an increase of $2.0 million, or 12.3%. The increase was primarily related to investments to drive sales growth in the International regions.

General and administrative expense. General and administrative expense was $8.6 million for the three months ended September 30, 2011 compared to $7.9 million for the three months ended September 30, 2010, representing an increase of $0.7 million, or 8.7%. The increase resulted from an expanded administrative structure to drive global sales growth.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended September 30, 2011 compared to $0.5 million for the three months ended September, 30 2010. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Restructuring expense. Restructuring expense was $0.4 million for the three months ended September, 30 2011 compared to $0.7 million for the three months ended September 30, 2010. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States.

Interest income. Interest income was de minimus for the three months ended September 30, 2011 compared to $0.3 million for the three months ended September 30, 2010. The decrease between periods was primarily due to lower average cash and cash equivalent balances.

Interest expense. Interest expense was $0.7 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010, representing a decrease of $0.7 million, or 48.8%. Interest expense consisted primarily of interest on our loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs. The reduction in interest expense was due to lower interest rates resulting from a different loan structure during the three months ended September 30, 2011 as compared to 2010.

Other income (expense), net. Other income was $0.2 million for the three months ended September 30, 2011 compared to $0.1 million for the three months ended September 30, 2010, representing an increase in income of $0.1 million, or 188.6%. The increase was primarily due to foreign currency exchange gains.

Income tax benefit. Income tax was a benefit of $1.5 million for the three months ended September 30, 2011 compared to a benefit of $0.8 million for the three months ended September 30, 2010, representing an increase of $0.7 million, or 99.1%. The income tax benefit consists primarily of income tax benefits related to a French income tax settlement and acquired Scient’x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues. Revenues were $148.2 million for the nine months ended September 30, 2011 compared to $125.6 million for the nine months ended September 30, 2010, representing growth of $22.6 million, or 18.0%. The increase was comprised of $13.0 million and $9.3 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $101.1 million for the nine months ended September 30, 2011 compared to $87.8 million for the nine months ended September 30, 2010, representing an increase of $13.3 million, or 15.2%. The growth was due to increased sales of Alphatec products of $11.6 million from instruments and implants ($8.8 million) and Biologics ($2.8 million). Sales of Scient’x products represent an increase of $1.7 million.

International revenues were $47.1 million for the nine months ended September 30, 2011 compared to $37.8 million for the nine months ended September 30, 2010, representing an increase of $9.3 million, or 24.6%. The growth was due to increased sales of Alphatec products of $6.9 million, offset by $1.8 million for the recognition of deferred revenue in 2010 related to a European sale that was not repeated in 2011. Sales of Scient’x products represent an increase of $4.2 million. The increase in revenues is inclusive of $4.3 million in favorable exchange rate effect.

Cost of revenues. Cost of revenues was $55.0 million for the nine months ended September 30, 2011 compared to $43.5 million for the nine months ended September 30, 2010, representing an increase of $11.4 million, or 26.3%. The increase was primarily related to greater product costs due to growth in sales and variation in product mix ($2.7 million), an increase due to inventory write-offs resulting from the redesign of a deployment mechanism and the associated instrumentation ($2.1 million), an increase in instrument depreciation costs based on a larger installed base of surgical instruments ($1.0 million), unfavorable manufacturing and absorption variances related to production volume and operational costs ($4.0 million), offset by royalty and sales milestone accruals due to sales mix and timing of contractual obligations ($2.0 million), a decrease in amortization expense related to acquired technology ($0.2 million), and a reduction in inventory obsolescence expense ($0.5 million). Our costs for Scient’x products for the nine months ended Setpember 30, 2011 was $4.3 million higher than such product costs for the nine months ended September 30, 2010 as we sold Scient’x products for the full nine months of 2011 as compared to only six months in 2010.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.2 million for the nine months ended September 30, 2011 compared to $0.7 million for the nine months ended September 30, 2010, representing an increase of $0.5 million, or 64.8%. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $92.0 million for the nine months ended September 30, 2011 compared to $81.3 million for the nine months ended September 30, 2010, representing an increase of $10.7 million, or 13.1%. The increase is comprised of the addition of Scient’x products ($2.1 million) and increased sales of Alphatec products in the U.S. ($4.0 million) and International ($4.5 million).

Gross margin. Gross margin was 62.1% for the nine months ended September 30, 2011 compared to 64.8% for the nine months ended September 30, 2010. The decrease of 2.7 percentage points was the result of a decrease in the gross margin of Scient’x products from 46.9% to 44.3% and a decrease in Alphatec products from 68.0% to 65.7%.

Gross margin for the U.S. region was 67.6% for the nine months ended September 30, 2011 compared to 73.1% for the nine months ended September 30, 2010. The decrease of 5.5 percentage points was the result of a decrease in Scient’x gross margin (21.7 percentage points) and a decrease in Alphatec gross margins (4.6 percentage points), primarily related to inventory write-offs and unfavorable manufacturing and absorption variances.

Gross margin for the International region was 50.2% for the nine months ended September 30, 2011 compared to 45.4% for the nine months ended September 30, 2010. The increase of 4.8 percentage points was the result of increased gross margin for Alphatec products (7.4 percentage points) and Scient’x products (1.4 percentage points) primarily related to a variation in product mix and pricing.

Research and development expense. Research and development expense was $13.7 million for the nine months ended September 30, 2011 compared to $12.3 million for the nine months ended September 30, 2010, representing an increase of $1.4 million, or 10.6%. The increase was primarily related to increased European research and development activities to support the Scient’x products ($0.9 million), increased testing, consulting and prototypes for new products ($1.0 million), and increased stock compensation expense ($0.2 million), offset by reduced activity due to the variation in the timing of the development cycle for clinical research and trials ($0.2 million) and biologics products ($0.5 million).

In-process research and development expense. IPR&D expense was $0 for the nine months ended September 30, 2011 compared to $3.0 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we incurred expenses of $2.5 million for the acquisition of technology related to stem cells, $0.4 million for the acquisition of bone-anchoring screw technology and $0.1 million for the acquisition of technology related to an anterior cervical plate system. We did not make any acquisitions during the nine months ended September 30, 2011.

Sales and marketing expense. Sales and marketing expense was $57.1 million for the nine months ended September 30, 2011 compared to $47.6 million for the nine months ended September 30, 2010, representing an increase of $9.5 million, or 20.0%. The increase was primarily related to expenses related to increased European selling and marketing activities in support of the Scient’x products ($4.3 million), increased expense for our international sales force ($2.7 million), and increased selling and marketing activities in the U.S. to increase sales volume ($2.5 million).

General and administrative expense. General and administrative expense was $26.7 million for the nine months ended September 30, 2011 compared to $21.5 million for the nine months ended September 30, 2010, representing an increase of $5.2 million, or 24.2%. The increase was primarily a result of an expanded administrative structure to drive sales growth in both the U.S. and International regions. Specifically, increased expenses resulted from European general and administrative activities in support of the Scient’x products ($1.8 million), human resources ($1.3 million), finance and accounting ($0.4 million), information technology ($0.4 million), legal ($1.1 million), and an increase in other administrative costs ($0.2 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.6 million for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010, representing an increase of $0.6 million, or 62.5%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the nine months ended September 30, 2011 compared to $3.7 million for the nine months ended September 30, 2010. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expense. Restructuring expense was $1.0 million for the nine months ended September 30, 2011 compared to $2.4 million for the nine months ended September 30, 2010, representing a decrease of $1.4 million, or 58.4%. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Interest income. Interest income was $0.1 million for the nine months ended September 30, 2011 compared to $0.3 million for the nine months ended September 30, 2010. The decrease between periods was primarily due to lower average cash and cash equivalent balances.

Interest expense. Interest expense was $2.3 million for the nine months ended September 30, 2011 compared to $3.7 million for the nine months ended September 30, 2010, representing a decrease of $1.4 million, or 38.4%. Interest expense consisted primarily of interest on our loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs. The reduction in interest expense was due to lower interest rates resulting from a different loan structure during the first nine months of 2011 as compared to 2010.

Other income (expense), net. Other income was $1.0 million for the nine months ended September 30, 2011 compared to $1.1 million for the nine months ended September 30, 2010, representing a decrease in income of $0.1 million, or 9.8%. The decrease was due to lower foreign currency exchange gains realized in the nine months ended September 30 2011 as compared to the nine months ended September 30, 2010.

Income tax benefit. Income tax was a benefit of $3.0 million for the nine months ended September 30, 2011 compared to a benefit of $0.9 million for the nine months ended September 30, 2010, representing an increase of $2.1 million, or 238.6%. The income tax benefit consists primarily of income tax benefits related to a French income tax settlement and acquired Scient’x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Discontinued Operations. The company entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded $0.1 million in income from discontinued operations, net of tax, during the nine months ended September 30, 2010.

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

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations, therefore, it should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,304)	$(3,790)	$(6,215)	$(11,479)
Stock-based compensation	480	573	1,928	2,326
Depreciation	3,671	3,586	11,105	9,462
Amortization of intangible assets	330	122	982	1,245
Amortization of acquired intangible assets	956	906	2,852	1,744
In-process research and development	—	2,425	—	2,967
Interest expense, net	677	1,155	2,189	3,425
Income tax benefit	(1,533)	(770)	(3,044)	(899)
Other income, net	(202)	(70)	(958)	(1,062)
Income from discontinued operations	—	—	—	(78)
Acquisition-related inventory step-up	—	419	751	832
Transaction related expenses	—	6	—	3,651
Restructuring expenses	394	702	993	2,389

Adjusted EBITDA	$3,469	$5,264	$10,583	$14,523

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

The following is a reconciliation of non-GAAP net income (loss) to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,304)	$(3,790)	$(6,215)	$(11,479)
In-process research and development	—	2,425	—	2,967
Acquisition-related inventory step-up	—	419	751	832
Amortization of acquired intangible assets	956	906	2,852	1,744
Transaction related expenses	—	6	—	3,651
Restructuring expenses	394	702	993	2,389

Non-GAAP net income (loss)	$46	$668	$(1,619)	$104

The following is a reconciliation of non-GAAP net income (loss) per share to the most comparable GAAP measure, net loss per common share, for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.15)
In-process research and development	—	0.03	—	0.04
Acquisition-related inventory step-up	—	0.00	0.01	0.01
Amortization of acquired intangible assets	0.01	0.01	0.03	0.02
Transaction related expenses	—	0.00	—	0.05
Restructuring expenses	0.00	0.01	0.01	0.03

Non-GAAP net income (loss) per common share-basic and diluted	$0.00	$0.01	$(0.02)	$0.00

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except gross margin and share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro Forma Combined:
Revenues	$47,619	$44,846	$148,201	$136,927
Loss from operations	$(1,968)	$(2,767)	$(7,035)	$(5,209)
Net loss	$(910)	$(3,082)	$(5,222)	$(5,922)
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.07)
Gross margin	63.4%	64.5%	62.1%	63.6%
Pro Forma Adjusted EBITDA	$3,469	$5,264	$10,583	$15,116

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro Forma net loss	$(910)	$(3,082)	$(5,222)	$(5,922)
Stock-based compensation	480	573	1,928	2,429
Depreciation	3,671	3,586	11,105	9,832
Amortization of intangible assets	1,286	1,028	3,834	3,830
In-process research and development	—	2,425	—	2,967
Interest expense, net	677	1,155	2,189	3,605
Income tax benefit	(1,533)	(770)	(3,044)	(971)
Other income, net	(202)	(70)	(958)	(1,870)
Income from discontinued operations	—	—	—	(78)
Acquisition-related inventory step-up	—	419	751	1,268
Non-controlling interest	—	—	—	26

Pro Forma Adjusted EBITDA	$3,469	$5,264	$10,583	$15,116

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

Liquidity and Capital Resources

At September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $22.1 million and accounts receivable, net of $39.8 million. On March 26, 2010, we completed our acquisition of Scient’x. Subsequent to the closing of the acquisition, we became responsible for managing the operations of the combined entities. Based on our plan for combining the operating activities of these two companies, which includes a combined operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least September 30, 2012, including the integration of Scient’x, as discussed below.

Our Amended Credit Facility with Silicon Valley Bank, or SVB, contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. As of September 30, 2011, we were not in compliance with the minimum adjusted quick ratio covenant or the minimum quarterly free cash flow covenant. In November 2011, we executed an agreement for a third amendment to the Amended Credit Facility, or, the Third Amended Credit Facility with SVB. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants (See “Credit Facility and Other Debt” below).

Based on our current operating plan, we believe that it is reasonably likely that we will be in compliance with our financial covenants of the Third Amended Credit Facility in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue growth or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Third Amended Credit Facility. In addition to the financial covenants, the Third Amended Credit Facility contains other covenants including subjective covenants that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Third Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Third Amended Credit Facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the Third Amended Credit Facility and would be forced to obtain alternative financing.

If we are not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the quarterly covenants or we have other unanticipated expenditures, we may be required to attempt to seek a waiver of such covenants, renegotiate the amended credit facility, seek additional capital and/or substantially reduce discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurances that such a waiver could be obtained, that the Third Amended Credit Facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the Third Amended Credit Facility, including accelerating the repayment of debt obligations as discussed above. We may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of September 30, 2011.

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

Operating Activities

We generated net cash of $11.1 million from operating activities for the nine months ended September 30, 2011. During this period, net cash provided by operating activities primarily consisted of a net loss of $6.2 million and an decrease in working capital and other assets of $1.4 million, which were offset by $18.7 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $1.4 million consisted of increases in accounts receivable of $1.9 million, increases in inventory of $0.2 million and decreases in accrued expenses and other liabilities of $1.6 million, partially offset by increases in accounts payable of $1.0 million and decreases in prepaid expenses and other assets of $1.3 million.

Investing Activities

We used net cash of $9.1 million in investing activities for the nine months ended September 30, 2011 primarily for the purchase of $8.1 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, payment for the acquisition of our Brazilian subsidiary of $0.6 million and the purchase of intangible assets of $0.4 million.

Financing Activities

We used net cash of $3.0 million from financing activities for the nine months ended September 30, 2011. Cash received from the exercise of stock options totaled $0.1 million and borrowings under our line of credit totaled $1.7 million. We made payments on our line of credit of $3.1 million and other principal payments on notes payable and capital lease obligations totaling $1.7 million.

Credit Facility and Other Debt

In October 2010, we amended and restated our Credit Facility with SVB, or, the Amended Credit Facility. The Amended Credit Facility consists of a working capital line of credit, which permits us to borrow up to $32 million. The actual amount available is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate of the greater of 5.5% or the SVB prime rate plus 1.5%. Interest-only payments are due monthly and the principal is due at maturity, which occurs in October 2013. The working capital line of credit was intended to refinance our existing debt facilities and to support future working capital needs.

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

In January 2011, we executed a first amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the SVB prime rate plus 3.5% during the first half of 2011, the SVB prime rate plus 3.0% during the third quarter of 2011, the SVB prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the SVB prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements.

In August 2011, we executed a second amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the SVB prime rate plus 2.0% beginning on January 1, 2012. There was no change to the financial covenant requirements.

As of September 30, 2011, we were not in compliance with the minimum adjusted quick ratio covenant or the minimum quarterly free cash flow covenant. In November 2011, we executed an agreement for a third amendment to the Amended Credit Facility, or, the Third Amended Credit Facility, with SVB. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants.

The Third Amended Credit Facility consists of a $10 million term loan and a working capital line of credit which permits us to borrow up to $22 million. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory. The term loan carries a fixed interest rate equal to the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. A finance charge of $100,000 is waived in exchange for the issuance of warrants to SVB to purchase shares of our common stock. The term loan matures October 2015 and we will pay a prepayment penalty if the term loan is repaid prior to maturity. The funds from the term loan were intended to refinance a portion of the line of credit under the amended credit facility. The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, with calculated minimum monthly interest of $116,000. Interest only payments are due monthly and the principal is due at maturity, October 2013, which is consistent with the amended credit facility. A finance charge of $50,000 is waived in exchange for the issuance of warrants to SVB to purchase shares of our common stock.

Under the Third Amended Credit Facility, we are required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of our cash held with SVB and 80% of eligible domestic accounts receivable divided by the total balance of debt owed to SVB. EBITDA, a non-GAAP term, is defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses.

The remaining terms under the Third Amended Credit Facility were not amended from the Amended Credit Facility.

The balance of the line of credit as of September 30, 2011 was $30.4 million. However, based on the future commitments under the Third Amended Credit Facility we have reclassified $1.9 million of term loan principal payments from long-term debt to current portion of long-term debt as of September 30, 2011.

For the three and nine months ended September 30, 2011, interest expense on the working capital line of credit, excluding amortization of debt issuance costs totaled $0.6 million and $1.7 million, respectively. For the three and nine months ended September 30, 2010, interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $0.8 million and $2.4 million, respectively.

Alphatec Pacific has a term note payable of $0.6 million with Resona Bank, which is payable over 30 months with a 3.75% interest rate. Alphatec Pacific has additional notes payable to Japanese banks and a bond payable, bearing interest at rates ranging from 1.5% to 6.5% and maturity dates through January 2014 which are collateralized by substantially all of the assets of Alphatec Pacific and Japan Ortho Medical. As of September 30, 2011 the balance of the notes and the bond totaled $0.2 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 7.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through January 2014. As of September 30, 2011, the balance of these capital leases totaled $0.3 million.

In March 2011, we executed a note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012. The balance of this note as of September 30, 2011 was $0.1 million.

We have financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and are payable from March 2011 through October 2011. Such financing agreements had been fully repaid as of September 30, 2011.

In February 2010, we executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. Payments of principal and interest are due every three months. The balance of this note as of September 30, 2011 was $0.3 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2011 (3 months)	2012	2013	2014	2015	Thereafter
Term loan with SVB	$10,000	$—	$2,500	$2,500	$2,500	$2,500	$—
Line of Credit with SVB	20,398	—	—	20,398	—	—	—
Note payable for software licenses	121	57	64	—	—	—	—
Note payable to Oracle	292	86	206	—	—	—	—
Notes and bond payable to Japanese banks	224	19	141	59	5	—	—
Capital lease obligations	277	44	174	58	1	—	—
Operating lease obligations	14,228	982	3,717	3,191	2,811	2,251	1,276
Guaranteed minimum royalty obligations	11,869	469	1,600	3,100	3,350	3,350	—
New product development milestones (1)	10,100	100	6,000	4,000	—	—	—

Total	$67,509	$1,757	$14,402	$33,306	$8,667	$8,101	$1,276

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2011 through 2013.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$47	$72	$139	$195
Research and development	(70)	(307)	225	24
Sales and marketing	183	364	569	854
General and administrative	320	444	995	1,253

Total	$480	$573	$1,928	$2,326

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 1, 2012. We do not anticipate that this amendment will have a material impact on our financial position or results of operations.

In September 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for us in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on our financial position or results of operations.

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

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	the difficulty in accurately predicting the future purchases of our U.S.-based and international stocking distributors;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to obtain alternative financing, if needed;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of September 30, 2011, our outstanding floating rate indebtedness totaled $30.4 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended September 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, Cross Medical Products, LLC v. Alphatec Spine, Inc., Case No. 8:10-cv-00176-MRP -MLG, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross is seeking payment of prior royalties allegedly due from our sales of polyaxial screws and an order from the court regarding payment of future royalties by us. In its complaint, Cross alleges a material amount of damages are due to it as a result of our alleged breach of the patent license agreement. We denied the allegations in our answer to the complaint and intend to vigorously defend ourselves against the complaint. In February 2011 and July 2011, the court issued orders granting Cross’s motions for partial summary judgment, and limiting our counterclaims. The court rulings interpreted the license agreement as asserted by Cross, and found that the license agreement, as so interpreted, is enforceable. We intend to appeal the trial court’s decisions. A trial to determine which products are subject to the patent license agreement, and therefore under the interpretation of the trial court subject to royalty payment, is currently scheduled for February 2012. We believe the damages are not currently estimable, as discovery with respect to this phase of the trial is still ongoing, but a judgment for damages in favor of Cross would have a material adverse effect on our results of operations, financial condition and cash flows.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x directors (who also serve on our board) in a new action in California state court. In addition at the same time, a similar action was filed in New York against HealthpointCapital and two directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in NY reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain Scient’x directors (who also serve on our board) as the only defendants. While we intend to vigorously defend against the complaint, and believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on our financial condition and results of operations.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe the claims are without merit and intend to vigorously defend ourself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. We have been named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to our related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until August 26, 2012. We believe the claims are without merit and intend to vigorously defend ourself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At September 30, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. We are and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on
Form 10-K for the fiscal year ended December 31, 2010 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended September 30, 2011 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2011	—	$—	—	—
August 2011	—	$—	—	—
September 2011	—	$—	—	—

(1)	Not included in the table above are 16,344 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

*10.1	Non-Executive Chairman Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie Cross dated July 27, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Dirk Kuyper
Dirk Kuyper President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: November 4, 2011

Exhibit Index

*10.1	Non-Executive Chairman Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie Cross dated July 27, 2011.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.