Form 10-K
period 2011-12-31
Alphatec Holdings, Inc.
filed 2012-03-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2011 was approximately $192.0 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 29, 2012 was 89,592,795.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Our Internet address is www.alphatecspine.com. By referring to our website, we do not incorporate the website or any portion of the website by reference into this Annual Report. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require U.S. Food and Drug Administration, or FDA, clearance have been cleared by the FDA.

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

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of over 115 independent distributors, which we believe employ approximately 275 sales representatives. We also employ 30 direct sales representatives and sales management employees and executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives, sales management employees and executives.

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

•

Grow our International Business. As the result of our acquisition of Scient’x, which transaction closed in March 2010, we now have an established global platform from which we can grow internationally. In addition to our previously existing subsidiaries in Japan and Hong Kong, as a result of the Scient’x acquisition we added a direct sales force in each of France, Italy and the U.K., and independent distributors in Europe, South America, the Middle East, Africa, Asia and Latin America. We plan to continue expanding our distribution network and product offerings throughout the world.

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

Some of the most common degenerative conditions and deformities affecting the spine are as follows:

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings. In addition, outside of the U.S. we sell solutions for treating vertebral compression fractures and spinal stenosis. Certain of our biologics offerings are used as an alternative to synthetic products while others complement our synthetic products by promoting fusion.

The chart below illustrates our broad portfolio of currently marketed spine systems and our systems under development by market segment. Certain systems and products are described in greater detail below the chart. Items marked with an asterisk are not available for sale in the U.S.

Current Products:

Market Segment	Key Products
Cervical and Cervico-thoracic	Trestle Anterior Cervical Plate Trestle Luxe Anterior Cervical Plate Solanas Posterior Cervico/Thoracic Fixation System Avalon Occipital Plate DiscoCerv Artificial Disc* PCB Evolution*
Thoracolumbar Fixation

Zodiac Degenerative Fixation System

Zodiac Deformity Fixation System with Smart Set

TTL IN Fixation System

Xenon Fixation System

Isobar Evolution Dynamic Rod*

Aspida Anterior Lumbar Interbody Plate System

TTL-D Fixation System*

Hemi Fixation System

Spinal Spacers	Novel Spinal Spacers Alphatec Solus Locking ALIF Spacer Samarys*/Samarys RF* TeCorp*
Minimally Invasive Surgery (MIS)	Illico MIS System GLIF/ARC Portal Access System OsseoScrew MIS System* Epicage TLIF System
Aging Spine	OsseoFix Spinal Fracture Reduction System* OsseoFix+ Vertebroplasty System OsseoScrew Spinal Fixation System* HeliFix Interspinous Spacer System*
Biologics

AlphaGraft Structural Allograft Spacers

AlphaGraft Demineralized Bone Matrix

PureGen Osteoprogenitor Cell Allograft

AlphaGraft ProFuse Demineralized Bone Scaffolds

AmnioShield Amniotic Membrane

AlphaGUARD Anterior Vessel Guard

Products in Development (None of the following products are currently available for sale):

Market Segment	Key Products
Cervical and Cervico-thoracic	Preview Anterior Cervical Plate
Thoracolumbar	Next-Generation Degenerative and Deformity Fixation Systems
MIS	Raptor Facet Fixation System
Aging Spine	OsseoFix Next-Generation Implant

Cervical and Cervico-Thoracic Products

Trestle Luxe Anterior Cervical Plate System

Our Trestle Luxe Anterior Cervical Plate System has a large window that enables the surgeon to have improved graft site and end plate visualization; which is designed to allow for better placement of the plate. The Trestle Luxe Anterior Cervical Plate System also has a low-profile design, which we believe is among the lowest in the spine market. Low-profile cervical plates are intended to reduce the irritation of the tissue adjacent to the plate following surgery. Other key features of the Trestle Luxe Anterior Cervical Plate system include a self-retaining screw-locking mechanism that is designed to ensure quick and easy locking of the plate and a flush profile after the screws are inserted.

Solanas Posterior Cervico/Thoracic Fixation System and Avalon Occipital Plate

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws, hooks, and connectors that provide a solution for posterior cervico/thoracic fusion procedures. We also designed the Solanas Posterior Cervico/Thoracic System to be used in combination with our existing Zodiac Degenrative Fixation System and our Avalon Occipital Plate, thereby providing surgeons with a solution for occipito-cervico-thoracic fixation. The Avalon Occipital Plate has a unique buttress design for optimal bone graft placement and superior fusion, including three points of plate rotation and translation, which is designed to ease the placement of the plate.

Thoracolumbar Fixation Products

Zodiac Degenerative Fixation System

Our Zodiac Degenerative Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, connectors and advanced instruments. We believe our Zodiac Degenerative Fixation System offers surgeons one of the lowest profiles, or the height that the screw sits above the plane of the rod after insertion, among polyaxial screws currently on the market. This low profile reduces the amount of internal disruption of tissue adjacent to the pedicle and is intended to speed the healing cycle. Our Zodiac Degenerative Fixation System has a unique set-screw closure mechanism that helps to ensure that the assembly is easily constructed during surgery. It also has pre-cut and pre-contoured rods that are available in several sizes, which allow surgeons to customize each construct depending on the patient’s needs. Our Zodiac Degenerative Fixation System is designed to be used in connection with our Novel Spinal Spacers and our AlphaGraft Structural Allograft Spacers.

Zodiac Deformity Fixation System with Smart Set

Our Zodiac Smart Set Deformity Fixation System is a comprehensive system of instrumentation and implants designed to enable the surgeon to address patient-specific spinal deformity procedures. Our Zodiac Smart Set is designed to be used in conjunction with the Zodiac Deformity Fixation System, as well as many of our other products, including our Zodiac Degenerative Fixation System, our Novel Spinal Spacers and our AlphaGraft Structural Allograft Spacers. Our Zodiac Smart Set has several components that are frequently used in deformity surgeries, such as fixed and uniplanar screws, rods in multiple alloys, hooks, connectors and deformity specific instrumentation.

Aspida Anterior Lumbar Interbody Fusion, or ALIF, Plate System

Our Aspida ALIF Plate System is designed to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw and rod systems. Our Aspida ALIF Plate System is designed to provide surgeons with the option of performing a single anterior procedure without having the need for a complementary posterior procedure. The Aspida ALIF Plate System is designed to be anatomically shaped and have a low profile, which is intended to minimize the risk of irritation or damage to the adjacent tissue.

Spinal Spacers

Novel PEEK and Titanium Spinal Spacers

Our family of Novel spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer multiple unique implant designs, each of which is available in numerous shapes and heights. Certain of our Novel spacers are made of titanium and others are made of a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. Our Novel PEEK spinal spacers have been approved for use in both the lumbar and cervical regions of the spine. A PEEK spacer is not visible during a magnetic resonance imaging, which allows the surgeon to better assess the progress of the healing process following surgery. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our Novel spacers helps prevent movement after placement and enhances the stability of the overall construct.

Alphatec Solus Locking ALIF Spacer

Our Alphatec Solus locking spinal spacer is a zero-profile PEEK and titanium device offering four points of fixation for improved stability. Alphatec Solus features a one-step insertion and deployment feature and is used in ALIF procedures. We believe that Alphatec Solus’ locking mechanism is a substantial upgrade over similar products currently on the market.

Minimally Invasive Surgery, or MIS Products

Illico Minimally Invasive Surgery System

The Illico Minimally Invasive Surgery System is a cannulated pedicle screw and rod system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the surgical site by using a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that the Illico System limits trauma to the tissue surrounding the location of the surgery, which is designed to enable patients to recover faster.

Guided Lumbar Interbody Fusion, or GLIF and ARC Portal Access System

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

Aging Spine

OsseoFix Spinal Fracture Reduction System

Our OsseoFix system provides a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted in a minimally invasive manner into a vertebral body to treat a VCF. The OsseoFix system is designed to provide the surgeon with control over the placement and expansion of the device as the fracture is treated. In addition, the OsseoFix system is designed to use less PMMAbone cement than current standards of care and may overcome one of the primary complications of kyphoplasty and vertebroplasty, which is the potential risk of extravasation of PMMA bone cement into the spinal canal or venous system. In early 2012, the Company filed an Investigational Device Exemption with the U.S. FDA to begin a clinical study of the OsseoFix System. The OsseoFix System is available for sale in the European Union.

OsseoScrew Spinal Fixation System

The OsseoScrew Spinal Fixation is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew Spinal Fixation System will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace. The OsseoScrew System is not available for sale in the U.S. The OsseoScrew Spinal Fixation System is available for sale in the European Union.

Helifix Interspinous Spacer System

Our Helifix Interspinous Spacer System is designed to be inserted in a minimally invasive manner into a patient’s spinous process to treat lumbar spinal stenosis. Helifix is a non-fusion interspinous device designed to provide relief from lumbar spinal stenosis by widening the spinal canal and decompressing the level of the compressed nerve, providing flexion in the posterior elements. The Helifix Interspinous Spacer System is not available for sale in the U.S. The Helifix Interspinous Spacer System is available for sale in the European Union.

Biologics

AlphaGraft Structural Allograft Spacers

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. In addition, many of our allograft spacers are packaged in our VIP packaging system. VIP is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. The VIP system provides rapid and uniform hydration reducing the brittleness of the graft and reducing the length of a surgical procedure.

PureGen Osteoprogenitor Cell Allograft

Our PureGen Osteoprogenitor Cell Allograft is a unique adult stem cell that supplements the body’s own cells and helps to stabilize the repair site allowing the healing process to advance naturally and efficiently. There is a significant clinical need to improve fusion rates, especially in patients with impaired wound healing due to age, obesity, diabetes, smoking, anti-inflammatory meds, and other factors. PureGen is a safe and natural alternative to autograft, and other expensive fusion options.

AlphaGraft ProFuse Demineralized Bone Scaffold

Our AlphaGraft ProFuse Bone Scaffold consists of a sponge-like demineralized bone matrix that has been pre-cut into sizes to fit within a spinal spacer. The AlphaGraft ProFuse product provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffold expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The AlphaGraft ProFuse scaffold comes pre-packaged in our proprietary VIP vacuum infusion packaging system.

Amnioshield Amniotic Tissue Barrier

Our Amnioshield Amniotic Tissue Barrier is an allograft for spinal surgical barrier applications. The composite amniotic membrane reduces inflammation and enhances healing at the surgical site, reduces scar tissue formation and provides an excellent dissection plane.

Alphagraft Demineralized Bone Matrix

Our Alphagraft Demineralized Bone Matrix consists of demineralized human tissue that is mixed with a bioabsorbable carrier and used in surgery for bone grafting.

Sales and Marketing

Our U.S. sales force consists of over 115 independent distributors, which we believe employ approximately 275 agents dedicated to selling our products in the U.S., and 30 direct sales representatives and sales management employees and executives. In general, in the U.S., although surgeons in the U.S. make the ultimate decision to use our products, we bill hospitals for the products that are used and pay commissions to our independent distributors and direct sales agents based on payments received from hospitals. In general, outside of the U.S. we sell products directly to distributors, and the distributors resell the products to hospitals. We compensate our sales management employees and sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to exclusively sell our products both within and outside of their allocated sales territory. We offer sales and product training to each of our independent distributors and direct sales representatives. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals. We plan on expanding our global sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In France, Italy and the U.K. we have a direct sales force consisting of approximately 20 direct sales representatives, and in the rest of Europe we have approximately 50 independent distributors. We have 15 direct sales representatives in Japan and 11 independent distributors in the rest of Asia. In Latin America and South America we conduct our sales and marketing activities through our subsidiary, Cibramed Products Medicos Ltda., which we plan to rename Alphatec Spine do Brazil. Currently, we have 5 sales and marketing employees in Latin America and South America, and 12 independent distributors selling our products in Latin America and South America.

In the markets in which we have a direct sales force, we bill the hospitals for the products that are used. In markets that use independent distributors, we sell our products to the distributor, and the distributor resells the products to the hospital. We plan to continue expanding our direct sales and distribution network and product offerings throughout the world. Similar to our sales and marketing activities in the U.S., outside of the U.S. we market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences, including the International Spine Research and Innovation and Argos and Sisyphean Spinal Society meetings, in the United States, Europe, Asia and Latin America and South America.

Surgeon Training and Education

We devote significant resources to train and educate surgeons in the proper use of our implants, instrumentation, and surgical access technologies. We believe that one of the most effective ways to introduce and build market demand for our products is by training and educating spine surgeons, independent distributors, and direct sales representatives in the benefits and use of our products. We believe that surgeons, independent distributors, and direct sales representatives will become exposed to the merits and distinguishing features of our products through our training and education programs, and in doing so, will increase the use and promotion of our products.

Research and Development

Our research and development department has extensive experience in developing products to treat spine pathologies. Our research and development department works closely with our Scientific Advisory Board and surgeon collaborators to design products that are intended to improve patient care, simplify surgical techniques and reduce overall costs. We are focusing our research and development efforts in two major strategic areas. First, we focus on continually enhancing and upgrading our current product portfolio and supplementing it with new products where appropriate. Second, we devote significant resources to developing complementary products and unique technologies to create new solutions to address spinal pathologies that affect the aging spine. Our goal is to become the market leader in providing solutions for the aging spine by developing products that have superior efficacy for patients who suffer from conditions that disproportionally affect the aging spine, such as poor bone density, VCFs, adult deformity or scoliosis, degenerative disc disease and spinal stenosis. We also plan to continue development programs initiated by Scient’x for developing and commercializing semi-rigid technologies for dynamic fusion, cervical disc arthroplasty and minimally invasive access techniques. In order to further promote this strategy, we are focused on converting these research and development programs into commercially viable products that incorporate minimally invasive access techniques and biologics solutions to improve patient outcomes across all of our product lines.

Manufacture and Supply

We conduct a large portion of our manufacturing operations at our facilities in Carlsbad, California, although we also manufacture products at our facility in Beaurains, France. We manufacture a significant amount of our non-biologic implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include distinct areas dedicated to the machinery, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers.

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

With the exception of PEEK and allograft-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging. See “Item 1A—Risk Factors.” Our manufacturing operations and those of the third-party manufacturers we use are subject to extensive regulation by the FDA or similar entities outside of the U.S. under its quality systems regulations, or QSRs, and other applicable device-related good manufacturing practices, or GMPs, or tissue-related tissue practices, or GTPs, and applicable local regulations. With respect to biologics products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that currently require licenses. Our facility and the facilities of the third-party manufacturers we use are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. The FDA inspected our Carlsbad, California facilities in February 2010 and non-compliance items were cited on an FDA Form 483 that we received following the inspection. On June 24, 2010 we received a Warning Letter from the Irvine District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the Form 483 that was issued following the February inspection. We have responded to the Warning Letter and completed corrective actions that we believe fully address the observations. Subsequent to a follow-up audit of our Carlsbad, California facility in December 2010, the FDA issued a close-out letter dated September 28, 2011 in which the FDA stated that the Company has resolved all the deficiencies contained in the Warning Letter.

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

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition and we are aware of several companies that compete in our current and future product areas. We believe that our most significant competitors are Medtronic Sofamor Danek, DePuy Spine, Stryker, Biomet, NuVasive, Zimmer, Synthes, Orthofix, Globus, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling spinal implant products.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements, proprietary information ownership agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop, maintain and enforce the proprietary aspects of our technologies. We require our employees, consultants, co-developers, distributors and advisors to execute agreements governing the ownership of proprietary information and use and disclosure of confidential information in connection with their relationship with us. In general, these agreements require these people and entities to agree to disclose and assign to us all inventions that were conceived on our behalf or which relate to our property or business and to keep our confidential information confidential and only use such confidential information in connection with our business.

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

Patents

As of December 31, 2011, we owned 58 issued U.S. patents, 31 pending U.S. patent applications and 341 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. or foreign patents held by our competitors. In addition, our competitors may assert that future products we may manufacture or market infringes their patents.

If we are accused of patent infringement, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business financial condition and results of operations.

Trademarks

As of December 31, 2011, we owned these registered US marks: Adonys, Aging Spine Center design/logo, Aladyn, Alpha symbol design/logo, Alphagraft, Alphagraft Duofuse, Alphagraft Nanoblast, Alphagraft Profuse, Alphatec, Alphatec Spine, Inc. logo, Alphatec Spine design/logo, Amnioshield, Antelys, ARC, Aspida, Aurys, Biofill, Bone’x, Calisto, Cerviplaque, Chorus, Claris, Corelys, Corlok, Cortek, C design, Cortek design/logo, Deltaloc, Discocerv, Dovetome, Dynoss, Dynamic-TTL Rod, Easys, Electra, Elfix, Ellys, Helifix, Illico,

Inspiration, Isobar, Isobar Duo, Isobar Evolution, Isobar Hemispherical Screw, Isobar LP, Isobar SL, Isobar TTC, Isobar TTL, Isobar U-Screw, Majorys, MX System, Novel, Openview, Oria, OsseoFix, OsseoFix+, Osseoscrew, Pach, Pantheon, Preview, Samarys, Scient’x, Solanas, Solo, Solutions for the Aging Spine, Stella, Tamarack, Trestle, Tribeca, X, Xenon, and Zodiac.

License and Supply Agreements

As part of our product development strategy, we enter into agreements with third parties that enable us to develop, commercialize and/or distribute products for the treatment of spinal disorders that are based upon technology owned by such third parties.

License Agreement with Vertebration, Inc.

In March 2011, we entered into a License Agreement, or, the Vertebration Agreement with Vertebration, Inc., or, Vertebration that provides us with an exclusive license to develop and commercialize Vertebration’s proprietary licensed technology related to its Xycor implant and related instrumentation. The Xycor implant has received 510(k) approval for marketing by the FDA. The financial terms of the Vertebration License Agreement include: (i) a cash payment of $0.5 million following the execution of the Vertebration License Agreement, of which $0.1 million will be credited against amounts payable to Vertebration at a future date and $0.1 million will be repaid by Vertebration in March 2014; (ii) additional cash payments totaling $0.2 million which were paid and expensed in 2011; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2012; and (iv) payments consisting of either: (a) a royalty based on net sales of licensed products or (b) a payment of percentage of our gross margin, with the type of payment dependent on the manner in which the product was sold, with minimum annual payments beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2011, we recorded an intangible asset of $0.4 million following the execution of the Vertebration License Agreement. We are amortizing this asset over seven years, the estimated life of the Xycor product.

Our additional key agreements are described in Note 5 to our consolidated financial statements under Part II, Item 8—Financial Statements and Supplementary Data.

Government Regulation

Our products are subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our partners perform and will continue to perform:

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or approval of a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the intended use of the device, the indications for use and on controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which are those that have the lowest level or risk associated with them, are subject to general controls, Class II devices are subject to general controls and special controls, including performance standards, and Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and many Class II devices are exempt from the 510(k) requirement, although the manufacturers will still be subject to registration, listing, labeling and GMP requirements. Class III devices are subject to those requirements, too, but also require and PMA approval. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may ask the FDA to make a risk-based determination of the new device and reclassify it in Class I or Class II. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If it does not agree, the manufacturer will have to submit a PMA. Our current commercial products are Class II devices marketed under FDA 510(k) premarket clearance. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review.

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

Clinical Trials

Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE, application and obtains approval of the IDE from the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with FDA’s IDE regulations and international regulations concerning human subject protection. A clinical trial may be suspended by FDA, the sponsor or the IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of a clinical trial may not demonstrate the safety and efficacy of a device, or may be equivocal or otherwise not be sufficient to obtain approval of a device.

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

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and manufacturers and their third-party manufacturers are subject to periodic announced and unannounced inspection by the FDA. In January 2011, we received a Warning Letter from the FDA relating to post-market surveillance study protocol for certain of our dynamic fusion rods. As a result of this Warning Letter, in 2011 we stopped the distribution of this product.

In June of 2011 the FDA sent an untitled letter to the manufacturer of our PureGen product, Parcell Laboratories, LLC regarding the regulatory status of the product. In the letter, the FDA raised questions in connection with Parcell’s position that the PureGen product is within the classification of human cell, tissue, and cellular or tissue-based products regulated solely under Section 361 of 21 C.F.R. Part 1271. Parcell responded to the FDA’s letter in July of 2011 with more complete information of the function of PureGen and how the product meets all of the criteria for being marketed under Section 361. In addition, in January 2012 both Parcell and we filed a joint appeal of the FDA’s classification of the PureGen product.

International Device Regulations

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

European Union

The European Union, which consists of 27 of the countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied.

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

PPACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require reporting and disclosures of any “transfer of value” made or distributed to prescribers and other health care providers. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.

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

Employees

As of December 31, 2011, we had approximately 470 employees worldwide in the following areas: sales, physician services, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place.

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

We continue to experience growth in, and we will continue to pursue growth in, the number of surgeons using our products, the types of products we offer and the geographic regions in which our products are sold. Such growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

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

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2011, a large portion of global spinal implant product revenues were generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc., Depuy Spine, a subsidiary of Johnson & Johnson, Stryker Spine, and Synthes Spine. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 46% and 34% of our net sales for 2011 and 2010, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations.

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

As of December 31, 2011, approximately 25% of our independent distributors in the U.S. also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

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

If pricing pressures causes us to decrease prices for our goods and services and we are unable to compensate for such reductions through product mix and reductions to our expenses, our results of operations will suffer.

We may experience decreasing prices for our goods and services we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations and other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may adversely affect our results of operations and financial condition.

During the year ended December 31, 2011, we derived approximately $63.9 million, or 32% of our net sales from sales of products outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could decrease our revenues, increase our costs and may adversely affect our results of operations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our international results of operations.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio, Inc. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2011 and 2010 approximately 16% of our revenues were derived from products manufactured using PEEK.

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

The FDA may regulate certain tissue-based products as medical devices, drugs or biologics if the product is deemed to have been more than minimally manipulated or indicated for nonhomologous use. Homologous use is generally interpreted as the use of tissue for the same basic function in the recipient as it fulfilled in the donor. If the FDA decides that any of our current or future tissue-based products are more than minimally manipulated or indicated for nonhomologous use, it would require us to either obtain 510(k) clearance or a PMA approval if the biologics product is viewed as a medical device or obtain approval as a drug or licensure as a biologic if it is viewed as a drug or biologic. Depending on the nature and extent of any FDA decision applicable to our tissue-based products, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.

The regulatory status of our PureGen product is unclear, and we could be forced to stop marketing the product.

In 2010, we began to market and sell our PureGen Osteoprogenitor Cell Allograft product pursuant to section 361 of the Public Health Service Act and 21 CFR Part 1271 Human Cell & Tissue Products Controls, or the HCT/P. Such action was based on our good faith belief that PureGen was a 361 HCT/P tissue product. In June 2011 the manufacturer of PureGen, Parcell Laboratories, was contacted by FDA concerning the regulatory status of PureGen. These communications stated FDA’s belief that PureGen was a biologic product subject to regulation under Section 351 of the Public Health Service Act, or the PHS Act, by the Center for Biologics Evaluation and Research, or CBER. Both we and Parcell disagreed with this position. Parcell responded to the FDA’s letter in July of 2011 with more complete information of the function of PureGen and how the product meets all of the criteria for being marketed under Section 361. In addition, in January 2012 both we and Parcell filed a joint appeal of the FDA’s classification of the PureGen product. Until a final determination is made as to the regulatory status of the PureGen product, we intend to continue to market and sell the product. In the event that the FDA requires us to stop marketing or selling PureGen until it has achieved regulatory approval as a medical device or biologic product, we would be forced to stop selling the product. In addition, if we fail to comply with applicable regulatory requirements related to PureGen, the FDA could deny future marketing clearance, approval or licensing, withdraw approvals or revoke licenses, or impose civil penalties, including fines, product seizures or product recalls and, in extreme cases, criminal sanctions.

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

We and our suppliers are required to comply with the FDA’s QSRs, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of products derived from human cells and tissues must comply with the FDA’s current good tissue practice regulations, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to delay the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.

The FDA inspected our Carlsbad, California facilities in February 2010 and non-compliance items were cited on an FDA Form 483 that we received following the inspection. In June 2010, we received a Warning Letter from the Irvine District office of the FDA. The Warning Letter related specifically to non-conformances in quality systems previously identified in the Form 483 that was related to the February inspection. We have responded to the Warning Letter and completed corrective actions to address the observations. Subsequent to a follow-up audit of our Carlsbad, California facility in December 2010 the FDA issued a close-out letter dated September 28, 2011 in which the FDA stated that the Company has resolved all of the deficiencies contained in the Warning Letter.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law the PPACA. The legislation imposes a 2.3% excise tax on domestic sales of medical devices following December 31, 2012. These taxes will result in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, PPACA has been subject to various legal and legislative challenges. For example, the U.S. House of Representatives recently voted to repeal PPACA, two courts have ruled that one provision, the minimum coverage rule, or so-called personal mandate, which is not scheduled to go into effect until 2014, is it unconstitutional. Other proposals have been introduced in Congress to repeal the device tax. We cannot predict with certainty whether PPACA will be fully implemented as enacted or what other healthcare initiatives at the federal or state level, if any, will be implemented. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support the 510(k) application. In connection with the 510(k) that we submitted for the OsseoFix system, the FDA required clinical data to support the 510(k). Currently, we are not certain as to whether the FDA will require clinical data in support of any other 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA is currently re-examining its 510(k) clearance process for medical devices and recently published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products.

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

To date, all of our non-biologic medical device products that have required FDA review that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. However, the FDA may require clinical data in support of any 510(k)s that we intend to submit for products in our pipeline. We have limited experience in obtaining approval for a device through the 510(k) clinical trial process or the PMA process. If any of our products require the 510(k) clinical process of the PMA process, such processes could delay the commercialization of such products and could have a material adverse effect on our business, financial condition and results of operations.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our current non-biologic medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Thus, the FDA’s 510(k) review process is less rigorous than the PMA process and requires little, if any, supporting clinical data. For these reasons, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

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

Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. While we have entered into employment agreements with all members of our senior management team, other than with respect to our President of Alphatec Pacific, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a significant adverse effect on our business, financial conditions and results of operations.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facility, will be sufficient to fund our projected operating requirements through December 31, 2012. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

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

In November 2011, we and SVB executed an agreement for a third amendment to the amended credit facility which included a waiver for non-compliance with the financial covenants for the quarterly period ended September 30, 2011 and it also restructured our amended credit facility terms including future financial covenants. As of December 31, 2011, we were not in compliance with the minimum quarterly EBITDA covenant of our amended credit facility and we obtained a waiver from the lender for such noncompliance.

We are required to maintain compliance with financial covenants in our credit facility. In order to meet the covenants for 2012, we will need to achieve growth over our historical revenue and earnings levels. If we are not able to achieve planned revenue growth or incur costs in excess of our forecast, we could be in default of the credit facility and the Lenders would have the right to declare the loan immediately due and payable. To secure the repayment of any amounts borrowed under this credit facility, we granted to the lenders a first priority security interest in all of our assets, other than our intellectual property and our rights under license agreements granting us rights to intellectual property. We also agreed not to pledge or otherwise encumber our intellectual property assets without the approval of the lenders. The credit facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. A nonappealable judgment in excess of $100,000 that is unsatisfied for a period of ten days is also defined as an event of default.

In the event of an event of default, the lenders have the right to declare the amounts borrowed under the credit facility immediately due and payable and terminate all commitments to extend further credit. An event of default under the credit facility, includes, among other things, the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event which could have a material adverse effect on us. If we were unable to repay those amounts, the lenders under the credit facility could proceed against the collateral granted to them pursuant to the credit facility. We have pledged a significant portion of our assets as collateral under the credit facility. If the lenders accelerate the repayment of our borrowings, we cannot assure you that we will have sufficient cash on hand to repay the amounts borrowed under the credit facility and we may be forced to obtain alternative financing as discussed above.

If we default on our obligations to make settlement payments to Cross Medical Products, the amounts due under the settlement agreements accelerates and becomes due and payable.

Any default of our payment obligation under the settlement agreements we entered into with Cross Medical Products would give Cross the right to declare all of the future payments to be immediately payable, together with additional payments to cover interest and Cross’ legal fees. As of March 2, 2012, the outstanding amount to be paid to Cross Medical through August 2015 is $13,000,000. If this acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Intellectual Property Regulatory Penalties and Potential Litigation

If our patents and other intellectual property rights do not adequately protect our products, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our proprietary rights of the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, we cannot assure you that any of our pending patent applications will result in the issuance of patents to us. The U.S. Patent and Trademark Office, or PTO, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions and the narrowing or invalidation of claims in issued patents. Our issued patents and those that may be issued in the future could subsequently be successfully challenged by others and invalidated or rendered unenforceable, which could limit our ability to stop competitors from marketing and selling related products. In addition, our pending patent applications include claims to aspects of our products and procedures that are not currently protected by issued patents.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our products, the components of those products, the methods of using those products, or the methods we employ in manufacturing or processing those products are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were filed first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents that one or more components of our products may be inadvertently infringing, of which we are unaware. As the number of participants in the market for spine disorder devices and treatments increases, the possibility of patent infringement claims against us also increases.

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

Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. To date, our products have not been the subject of any material product liability claims. Currently, we carry product liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or our inability to secure coverage in the future on commercially reasonable terms, if at all. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, which could harm our financial condition. If longer-term patient results and experience indicate that our products or any component of our products cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business. If a product liability claim or series of claims is brought against us in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.

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

Securities analysts may not continue to provide research coverage of our common stock. If securities analysts do not cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elects to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.

Based on shares outstanding at February 29, 2012, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 40% of our outstanding common stock. As a result, these persons will have the ability to significantly impact the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of February 29, 2012, HealthpointCapital owned approximately 37% of our outstanding common stock. The Chairman of our Executive Committee of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. In addition, Messrs. Berkowitz, Foster, O’Neil, Molson, and two other directors, Messrs. Rohit Desai and James Glynn also have financial interests in HealthpointCapital investment funds.

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

Litigation

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, (a subsidiary of Biomet), Cross Medical Products, LLC v. Alphatec Spine, Inc., Case No. 8:10-cv-00176-MRP -MLG, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross was seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial screws and an order from the court regarding payment of future royalties by us. In its complaint, Cross alleged a material amount of damages were due to it as a result of our alleged breach of the patent license agreement.

In January 2011, we filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., or Biomet, alleging that Biomet’s TPS-TL products infringe one of our patents.

On December 30, 2011, we reached a global settlement agreement of the pending lawsuits with Biomet and Cross. Under the terms of the settlement, all parties obtained a release of all claims that were the subject of the disputes. No party has admitted liability in connection with the settlement. The settlement also includes an amendment to the April 23, 2003 License Agreement.

As part of the settlement, we agreed to pay Cross an initial payment of $5 million, which payment was made in January 2012. In addition to the initial payment, we will make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment is made in August 2015. The cash obligations totaling $18 million will be paid as follows: $7 million in 2012, $4 million in 2013, $4 million in 2014 and $3 million in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x former directors (who also serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who also serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

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

At December 31, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

Year Ended December 31, 2011	High	Low
First quarter	$2.95	$2.33
Second quarter	3.91	2.64
Third quarter	3.87	1.99
Fourth quarter	2.42	1.38

Year Ended December 31, 2010	High	Low
First quarter	$6.80	$4.10
Second quarter	7.62	4.53
Third quarter	4.87	1.85
Fourth quarter	2.84	2.01

Stockholders

As of February 29, 2012, there were approximately 211 holders of record of an aggregate 89,592,795 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
October 2011	—	$—	—	—
November 2011	—	$—	—	—
December 2011	—	$—	—	—

(1)	Not included in the table above are 13,293 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data for each of the five years in the period ended December 31, 2011. The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$197,711	$171,610	$120,618	$92,181	$72,481
Operating loss	(24,516)	(11,789)	(10,185)	(28,419)	(20,189)
Loss from continuing operations	(22,181)	(14,433)	(13,505)	(29,688)	(20,446)
Income from discontinued operations	—	78	216	400	244

Net loss	$(22,181)	$(14,355)	$(13,289)	$(29,288)	$(20,202)

Net loss per common share:
Basic and diluted	$(0.25)	$(0.18)	$(0.27)	$(0.63)	$(0.54)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,798	78,590	49,292	46,290	37,283

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,666	$23,168	$10,085	$18,315	$25,843
Working capital	59,292	79,233	29,543	34,299	39,802
Total assets	366,692	377,016	161,888	155,548	147,240
Long-term debt, less current portion	23,802	32,474	23,631	26,488	1,954
Redeemable preferred stock	23,603	23,603	23,603	23,605	23,612
Total stockholders’ equity	245,328	266,434	74,829	71,469	94,850

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders, with a focus on products that treat conditions that affect the aging spine. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and procedures such as vertebral compression fracture, disorders related to poor bone quality, spinal stenosis and minimally invasive access techniques. Our principal product offerings are focused on the global market for orthopedic spinal disorder solution products. Our “surgeons’ culture” emphasizes collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. Our products and systems are made of titanium, titanium alloy, stainless steel, cobalt chrome, ceramic, and a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. We also sell products made of allograft, which is human tissue that surgeons can use in place of metal and PEEK. We also sell bone-grafting products that are comprised of both human tissue and synthetic materials. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spine disorders. All of our implants that are sold in the U.S. that require FDA clearance have been cleared by the FDA.

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

Restructuring expense. Restructuring expense consists of severance and other personnel costs related to the reorganization of the Company’s management and those costs associated with exit or disposal activities related to the acquisition of Scient’x.

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

Results of Operations

The first table below sets forth our statements of operations data for the periods presented. Statements of operations data for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues	$197,711	$171,610	$120,618
Cost of revenues	79,168	57,657	39,606
Amortization of acquired intangible assets	1,613	1,136	—

Gross profit	116,930	112,817	81,012
Operating expenses:
Research and development	16,888	16,431	13,487
In-process research and development	—	2,967	6,383
Sales and marketing	75,189	66,542	49,396
General and administrative	36,367	31,078	19,333
Amortization of acquired intangible assets	2,152	1,535	—
Transaction related expenses	—	3,671	2,598
Restructuring expenses	1,050	2,382	—
Litigation settlement	9,800	—	—

Total operating expenses	141,446	124,606	91,197

Operating loss	(24,516)	(11,789)	(10,185)
Other income (expense):
Interest income	148	81	51
Interest expense	(3,027)	(5,946)	(3,454)
Other income (expense), net	707	1,167	210

Total other income (expense)	(2,172)	(4,698)	(3,193)

Loss from continuing operations before taxes	(26,688)	(16,487)	(13,378)
Income tax (benefit) provision	(4,507)	(2,054)	127

Loss from continuing operations	(22,181)	(14,433)	(13,505)
Income from discontinued operations, net of tax	—	78	216

Net loss	$(22,181)	$(14,355)	$(13,289)

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues. Revenues were $197.7 million for the year ended December 31, 2011 compared to $171.6 million for the year ended December 31, 2010, representing growth of $26.1 million, or 15.2%. The increase was comprised of $13.9 million and $12.2 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $133.8 million for the year ended December 31, 2011 compared to $119.9 million for the year ended December 31, 2010, representing an increase of $13.9 million, or 11.6%. The growth was due to increased sales of Alphatec products ($12.5 million) from instruments and implants ($8.3 million) and Biologics ($4.2 million) and sales of Scient’x products ($1.4 million).

International revenues were $63.9 million for the year ended December 31, 2011 compared to $51.7 million for the year ended December 31, 2010, representing an increase of $12.2 million, or 23.5%. The growth was due to increased sales of Alphatec products of $9.9 million and Scient’x products of $4.1 million, offset by

$1.8 million for the recognition of deferred revenue in 2010 related to a European sale that was not repeated in 2011. The increase in revenues is inclusive of $4.6 million in favorable exchange rate effect.

Cost of revenues. Cost of revenues was $79.2 million for the year ended December 31, 2011 compared to $57.7 million for the year ended December 31, 2010, representing an increase of $21.5 million, or 37.3%. The increase was primarily related to greater product costs due to growth in sales and variation in product mix ($2.2 million), inventory write-offs resulting from the redesign of a deployment mechanism and the associated instrumentation ($2.1 million), inventory adjustments ($4.5 million), an increase in instrument depreciation costs based on a larger installed base of surgical instruments ($1.7 million), unfavorable purchase price variances ($0.5 million), unfavorable manufacturing and absorption variances related to production volume and operational costs ($6.7 million), offset by royalty and sales milestone accruals due to sales mix and timing of contractual obligations ($1.2 million), and a decrease in amortization expense related to acquired technology ($0.1 million). Our costs for Scient’x products for the year ended December 31, 2011 was $5.1 million higher than such product costs for the year ended December 31, 2010 as we sold Scient’x products for the full year of 2011 as compared to only nine months in 2010.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.6 million for the year ended December 31, 2011 compared to $1.1 million for the year ended December 31, 2010, representing an increase of $0.5 million, or 42.0%. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $116.9 million for the year ended December 31, 2011 compared to $112.8 million for the year ended December 31, 2010, representing an increase of $4.1 million, or 3.6%. The increase is comprised of increased revenues from Scient’x products ($0.5 million) and Alphatec products in the International region ($5.6 million), offset by increased cost of revenues related to Alphatec products ($2.0 million).

Gross margin. Gross margin was 59.1% for the year ended December 31, 2011 compared to 65.7% for the year ended December 31, 2010. The decrease of 6.6% was the result of a decrease in the gross margin of Scient’x products from 44.5% to 38.7% and a decrease in Alphatec products from 69.9% to 63.3%.

Gross margin for the U.S. region was 65.1% for the year ended December 31, 2011 compared to 74.4% for the year ended December 31, 2010. The decrease of 9.4% was the result of a decrease in Scient’x gross margin (19.3 percentage points) and a decrease in Alphatec gross margins (8.9 percentage points), primarily related to inventory write-offs and unfavorable manufacturing and absorption variances.

Gross margin for the International region was 46.7% for the year ended December 31, 2011 compared to 45.6% for the year ended December 31, 2010. The increase of 1.2% was the result of increased gross margin for Alphatec products (3.7 percentage points) offset by decreased gross margin for Scient’x products (3.1 percentage points) primarily related to a variation in product mix and pricing.

Research and development expense. Research and development expense was $16.9 million for the year ended December 31, 2011 compared to $16.4 million for the year ended December 31, 2010, representing an increase of $0.5 million, or 2.8%. The increase was primarily related to increased European research and development activities to support the Scient’x products ($0.9 million), increased testing, consulting and prototypes for new products ($2.0 million), offset by reduced activity due to the variation in the timing of the development cycle for clinical research and trials ($0.5 million) and biologics products ($1.1 million).

In-process research and development expense. IPR&D expense was $0 for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010. During 2010 we incurred expenses of $2.5 million for the acquisition of technology related to stem cells, $0.4 million for the acquisition of bone-anchoring screw technology and $0.1 million for the acquisition of technology related to an anterior cervical plate system. We did not have any acquisitions of a business during 2011.

Sales and marketing expense. Sales and marketing expense was $75.2 million for the year ended December 31, 2011 compared to $66.5 million for the year ended December 31, 2010, representing an increase of $8.6 million, or 13.0%. The increase was primarily related to expenses related to increased European selling and marketing activities in support of the Scient’x products ($2.3 million), increased expense for our international sales force ($5.3 million), and increased selling and marketing activities in the U.S. to increase sales volume ($1.0 million).

General and administrative expense. General and administrative expense was $36.4 million for the year ended December 31, 2011 compared to $31.1 million for the year ended December 31, 2010, representing an increase of $5.3 million, or 17.0%. The increase was primarily a result of an expanded administrative structure to drive sales growth in both the U.S. and International regions. Specifically, human resources ($1.5 million), finance and accounting ($0.8 million), information technology ($0.5 million), legal ($0.6 million) and increased sales and use tax accruals for periods under audit ($0.7 million). Increased expenses resulting from European general and administrative activities in support of the Scient’x products ($2.1 million) were partially offset by a reduction in international expenses resulting from integration efforts ($0.9 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.2 million for the year ended December 31, 2011 compared to $1.5 million for the year ended December 31, 2010, representing an increase of $0.6 million, or 40.2%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $0 for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2011. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expense. Restructuring expense was $1.1 million for the year ended December 31, 2011 compared to $2.4 million for the year ended December 31, 2010, representing a decrease of $1.3 million, or 55.9%. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Litigation settlement. Litigation settlement expense was $9.8 million for the year ended December 31, 2011. The expense was due to a settlement agreement we entered into in December 2011 with Biomet. The amount expensed in 2011 represents the allocated value of the settlement and past royalties element due from the sale of our polyaxial screws. There was no corresponding litigation settlement expense in 2010.

Interest income. Interest income was $0.1 million for the year ended December 31, 2011 compared to $0.1 million for the year ended December 31, 2010.

Interest expense. Interest expense was $3.0 million for the year ended December 31, 2011 compared to $5.9 million for the year ended December 31, 2010, representing a decrease of $2.9 million, or 49.1%. Interest expense consisted primarily of interest related to loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs. The reduction in interest expense was due to lower interest rates resulting from a different loan structure during 2011 as compared to 2010.

Other income (expense), net. Other income was $0.7 million for the year ended December 31, 2011 compared to $1.2 million for the year ended December 31, 2011, representing a decrease in income of $0.5 million, or 39.4%. The decrease was due to lower foreign currency exchange gains realized in 2011 as compared to 2010.

Income tax benefit. Income tax was a benefit of $4.5 million for the year ended December 31, 2011 compared to a benefit of $2.1 million for the year ended December 31, 2010, representing an increase of $2.4 million, or 119.4%. The income tax benefit consists primarily of income tax benefits related to a French income tax settlement and acquired Scient’x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Discontinued Operations. The company entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded $0.1 million in income from discontinued operations, net of tax, during 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues. Revenues were $171.6 million for the year ended December 31, 2010 compared to $120.6 million for the year ended December 31, 2009, representing growth of $51.0 million, or 42.3%. The increase was comprised of $15.4 million and $35.6 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $119.9 million for the year ended December 31, 2010 compared to $104.5 million for the year ended December 31, 2009, representing an increase of $15.4 million, or 14.7%. The growth was due to increased sales of Alphatec products of $10.2 million and the addition of Scient’x products represent an increase of $5.2 million.

International revenues were $51.7 million for the year ended December 31, 2010 compared to $16.1 million for the year ended December 31, 2009, representing an increase of $35.6 million, or 221.1%. The growth was due to increased sales of Alphatec products of $12.0 million and the addition of Scient’x products represents an increase of $25.0 million, partially offset by $1.4 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $57.7 million for the year ended December 31, 2010 compared to $39.6 million for the year ended December 31, 2009, representing an increase of $18.1 million, or 45.6%. The increase was primarily due to greater product costs associated with the increased sales volume and addition of Scient’x products ($15.6 million), an increase in instrument depreciation costs based on a larger installed base of surgical instruments ($3.3 million), and inventory step- up expenses related to the Scient’x acquisition ($1.3 million), offset by royalty and sales milestone accruals due to sales mix, timing of contractual obligations and the expiration of the certain patents ($0.4 million), and a decrease in amortization costs due to the full amortization of older intangible assets ($1.7 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the year ended December 31, 2010. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $112.8 million for the year ended December 31, 2010 compared to $81.0 million for the year ended December 31, 2009, representing an increase of $31.8 million, or 39.3%. The increase is comprised of the addition of Scient’x products ($12.6 million) and increased sales of Alphatec products in the U.S. ($12.9 million) and International ($6.3 million).

Gross margin. Gross margin was 65.7% for the year ended December 31, 2010 compared to 67.2% for the year ended December 31, 2009. The decrease of 1.5 percentage points was the result of an increase in Alphatec products from 67.2% to 70.3%, offset by the addition of Scient’x products at 43.5%.

Gross margin for the U.S. region was 74.4% for the year ended December 31, 2010 compared to 69.3% for the year ended December 31, 2009. The increase of 5.1 percentage points resulted from improved manufacturing efficiencies and favorable mix, partially offset by price erosion (net 3.9 percentage points), reduced royalty expenses (2.7 percentage points), lower amortization expenses (1.8 percentage points) and lower period expenses (0.9 percentage points), offset by increased instrument depreciation expense (2.1 percentage points), increased sales milestone accruals (1.2 percentage points), and increased excess and obsolete reserves as our inventory balances grow to support increased sales volume (0.9 percentage points).

Gross margin for the International region was 45.6% for the year ended December 31, 2010 compared to 53.5% for the year ended December 31, 2009. The decrease of 7.9 percentage points resulted from the addition of Scient’x products and the associated amortization of costs related to the acquisition and a variation in product mix.

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

In-process research and development expense. IPR&D expense was $3.0 million for the year ended December 31, 2010 compared to $6.4 million for the year ended December 31, 2009, representing a decrease of $3.4 million, or 53.1%. In the year ended December 31, 2010, we incurred expenses of $2.5 million related to our acquisition of technology related to stem cells, $0.4 million related to our acquisition of bone-anchoring screw technology and $0.1 million related to our acquisition of technology related to an anterior cervical plate system. In the year ended December 31, 2009, we incurred expenses of $4.1 million related to a development milestone that was achieved in connection with our intellectual property involving an expandable pedicle screw ($1.8 million in stock and $2.3 million in cash), $0.9 million in non-cash costs related to our acquisition of technology related to an anterior lumbar interbody fusion device, $0.5 million related to our acquisition of technology related to an interbody device, $0.6 million related to our acquisition of technology related to a device for the treatment of spinal stenosis ($0.25 million in cash and $0.35 million in stock (174,129 shares)), and $0.3 million combined for four IPR&D collaborations with third parties.

Sales and marketing expense. Sales and marketing expense was $66.5 million for the year ended December 31, 2010 compared to $49.4 million for the year ended December 31, 2009, representing an increase of $17.1 million, or 34.7%. The increase was primarily related to expenses related to increased European selling and marketing activities ($7.9 million), increased expenses in the Alphatec Asian subsidiary ($1.2 million) and higher commission expense ($3.2 million) due to the higher U.S. sales volume, increased selling, marketing and medical education expenses ($4.6 million) and increased stock based compensation ($0.2 million).

General and administrative expense. General and administrative expense was $31.1 million for the year ended December 31, 2010 compared to $19.3 million for the year ended December 31, 2009, representing an increase of $11.8 million, or 60.8%. The increase was primarily a result of increased European general and administrative activities ($5.6 million), increases in expenses in the Alphatec Asian subsidiary ($0.4 million), increased stock based compensation ($0.2 million) and increases in U.S. general and administrative expenses ($5.6 million). The increase in U.S. general and administrative expenses represents $1.7 million in U.S. general and administrative expenses attributed to the absence of two benefits recognized in 2009; one related to a reduction of $0.5 million in a payroll tax contingency reserve and the other related to a reduction of $1.2 million in legal expenses related to the settlement of a litigation matter. The remaining $3.9 million increase is primarily related to increased regulatory ($0.8 million), integration costs ($0.5 million) and other administrative costs, including information technology, finance and human resources ($2.6 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.5 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction-related expense. Transaction-related expense was $3.7 million for the year ended December 31, 2010 compared to $2.6 million for the year ended December 31, 2009, representing an increase of $1.1 million, or 41.3%. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

Restructuring expense. Restructuring expense was $2.4 million for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009. The restructuring expenses were due to severance and other administrative expenses incurred in connection with restructuring activities in the United States and Europe.

Interest income. Interest income was $0.1 million for the year ended December 31, 2010 compared to $0.1 million for the year ended December 31, 2009.

Interest expense. Interest expense was $5.9 million for the year ended December 31, 2010 compared to $3.5 million for the year ended December 31, 2009, representing an increase of $2.4 million, or 72.1%. Interest expense in 2010 consisted primarily of interest related to loan agreements and lines of credit with Silicon Valley Bank and Oxford Finance Corporation and the associated amortization expenses related to loan costs. The increase in interest expense was due to a higher amount of debt outstanding in 2010.

Other income (expense), net. Other income was $1.2 million for the year ended December 31, 2010 compared to $0.2 million for the year ended December 31, 2009, representing an increase in income of $1.0 million, or 500%. The decrease was due to greater foreign currency exchange gains realized in 2010 as compared to 2009.

Income tax benefit. Income tax was a benefit of $2.1 million for the year ended December 31, 2010 compared to an expense of $0.1 million for the year ended December 31, 2009, representing an increase of $2.2 million. The income tax benefit consists primarily of income tax benefits related to the acquired Scient’x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Discontinued Operations. The company entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded income from discontinued operations, net of tax, during 2010 and 2009.

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

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction expenses, restructuring expenses and litigation settlement expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations, therefore, it should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(22,181)	$(14,355)	$(13,289)
Stock-based compensation	2,425	3,177	3,571
Depreciation	14,789	13,126	8,627
Amortization of intangible assets	1,322	1,449	3,329
Amortization of acquired intangible assets	3,765	2,671	—
In-process research and development	—	2,967	6,383
Interest expense, net	2,879	5,865	3,403
Income tax (benefit) expense	(4,507)	(2,054)	127
Other (income) expense, net	(707)	(1,167)	(210)
(Income) from discontinued operations	—	(78)	(216)
Acquisition-related inventory step up	751	1,281	—
Transaction related expenses	—	3,671	2,598
Restructuring expenses	1,050	2,382	—
Litigation settlement	9,800	—	—

Adjusted EBITDA	$9,386	$18,935	$14,323

Non-GAAP earnings (loss) represents net income (loss) excluding the effects of in-process research and development expenses and acquisition related transaction expenses, restructuring expenses and litigation settlement expenses. Management does not consider these expenses when it makes certain evaluations of our operations. We believe that the most directly comparable GAAP financial measure to non-GAAP earnings (loss) is net income (loss).

The following is a reconciliation of non-GAAP net loss to the most comparable GAAP measure, net loss, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(22,181)	$(14,355)	$(13,289)
In-process research and development	—	2,967	6,383
Acquisition-related inventory step up	751	1,281	—
Amortization of acquired intangible assets	3,765	2,671	—
Transaction related expenses	—	3,671	2,598
Restructuring expenses	1,050	2,382	—
Litigation settlement	9,800	—	—

Non-GAAP net loss	$(6,815)	$(1,383)	$(4,308)

The following is a reconciliation of non-GAAP net loss per share to the most comparable GAAP measure, net loss per common share, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss per common share-basic and diluted	$(0.25)	$(0.18)	$(0.27)
In-process research and development	—	0.04	0.13
Acquisition-related inventory step up	0.01	0.01	—
Amortization of acquired intangible assets	0.04	0.03	—
Transaction related expenses	—	0.05	0.05
Restructuring expenses	0.01	0.03	—
Litigation settlement	0.11	—	—

Non-GAAP net loss per common share-basic and diluted	$(0.08)	$(0.02)	$(0.09)

Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of us and Scient’x as if the acquisition had occurred on January 1, 2009 (in thousands, except gross margin and share data):

	Year Ended December 31,
	2011	2010	2009
Pro Forma Combined:
Revenues	$197,711	$182,945	$170,843
Operating loss	$(23,466)	$(6,892)	$(26,478)
Net loss	$(21,131)	$(8,785)	$(28,131)
Net loss per share, basic and diluted	$(0.24)	$(0.10)	$(0.38)
Gross margin	59.1%	65.7%	57.6%
Pro Forma Adjusted EBITDA	$9,386	$19,528	$8,261

The following is a reconciliation of pro forma adjusted EBITDA to pro forma net loss for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Pro Forma net loss	$(21,131)	$(8,785)	$(28,131)
Stock-based compensation	2,425	3,280	3,925
Depreciation	14,789	13,496	10,132
Amortization of intangible assets	5,087	4,961	8,645
In-process research and development	—	2,967	6,383
Interest expense, net	2,879	6,045	4,093
Income tax benefit	(4,507)	(2,126)	(3,070)
Other (income) expense, net	(707)	(1,975)	714
Income from discontinued operations	—	(78)	(216)
Acquisition-related inventory step-up	751	1,717	5,654
Litigation settlement	9,800	—	—
Non-controlling interest	—	26	132

Pro Forma Adjusted EBITDA	$9,386	$19,528	$8,261

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

Liquidity and Capital Resources

At December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $20.7 million and accounts receivable, net of $41.7 million. Management believes that such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2012.

Our Amended Credit Facility with Silicon Valley Bank, or SVB, contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. In November 2011, we executed an agreement for a third amendment to the Amended Credit Facility, or, the Third Amended Credit Facility with SVB. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants. As of December 31, 2011, we were in compliance with the minimum adjusted quick ratio covenant but were not in compliance with the minimum quarterly EBITDA covenant. In February 2012, we executed a fourth amendment to the Amended Credit Facility which included a waiver from SVB for such non-compliance. (See “Credit Facility and Other Debt” below).

Based on our current board approved operating plan, we believe that we will be in compliance with our financial covenants of the Third Amended Credit Facility in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue growth or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Third Amended Credit Facility. In addition to the financial covenants, the Third Amended Credit Facility contains other covenants including subjective covenants that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Third Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Third Amended Credit Facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the Third Amended Credit Facility and would be forced to obtain alternative financing.

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

We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through 2012. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of December 31, 2011.

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

Operating Activities

We generated net cash of $13.4 million in operating activities for the year ended December 31, 2011. During this period, net cash provided by operating activities primarily consisted of a net loss of $22.2 million, which was offset by an increase in working capital and other assets of $1.8 million and $33.8 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, litigation settlement expense and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $1.8 million consisted of decreases in inventory of $1.0 million in support of the lower sales volume, decreases in prepaid expenses and other assets of $2.6 million, increases in accounts payable of $2.5 million and increases in accrued expenses and other liabilities of $1.3 million, partially offset by increases in accounts receivable of $5.0 million and decreases in deferred revenue of $0.6 million.

Investing Activities

We used net cash of $9.5 million in investing activities for the year ended December 31, 2011 primarily for the purchase of $8.2 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, payment for the acquisition of our Brazilian subsidiary of $0.6 million and the purchase of intangible assets of $0.7 million.

Financing Activities

We used net cash of $6.9 million from financing activities for the year ended December 31, 2011. We received proceeds from borrowings under our term loan with SVB of $10.0 million, proceeds from borrowings under our line of credit of $2.3 million and $0.1 million in cash received from the exercise of stock options. We made payments on our line of credit of $17.4 million and other principal payments on notes payable and capital lease obligations totaling $1.9 million.

Credit Facility and Other Debt

In December 2008, we entered into a Loan and Security Agreement with SVB and Oxford Finance Corporation (the “Lenders”), consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, we were required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on our financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012.

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

Commencing in the second quarter of 2010, we were also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. We were also required to maintain a cash balance with SVB equal to at least $10 million.

On October 29, 2010, we amended and restated the Credit Facility, or, the Amended Credit Facility. As part of the Amended Credit Facility, Oxford was removed as a co-lender. The Amended Credit Facility consisted of a working capital line of credit, which permitted us to borrow up to $32 million. The actual amount available was based on eligible accounts receivable and eligible inventory. The working capital line of credit carried an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments were due monthly and the principal was due at maturity, which occurs in October 2013. The working capital line of credit was intended to refinance our existing debt facilities and to support future working capital needs.

Upon execution of the Amended Credit Facility, we drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $31.9 million. The funds from the working capital line of credit were used to pay off our then-existing term loans with SVB and Oxford totaling $9.5 million and Scient’x’s then-existing term loan of $5.3 million with Oxford. In addition, we paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.2 million. We incurred debt issuance costs on the Amended Credit Facility of $0.6 million, which included an upfront fee of

$0.2 million paid to SVB. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. In addition, we recorded non-cash interest expense of approximately $0.5 million to write off its debt issuance costs and debt discount related to its prior term loans.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, we granted to SVB a first-priority security interest in all of its assets, other than our owned and licensed intellectual property assets. We also agreed not to pledge or otherwise encumber our intellectual property assets without the consent of SVB.

The Amended Credit Facility contained customary lending and reporting covenants, which, among other things, prohibit us from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Credit Facility. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on us, the interest to be charged pursuant to the Amended Credit Facility will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

We were also required to maintain compliance with financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjust quick ratio is defined as the sum of our cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses, less capital expenditures and cash taxes. As of December 31, 2010, we were in compliance with the financial covenants.

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

In August 2011, we executed a second amendment to the Amended Credit Facility with SVB, or, the Second Amended Credit Facility. The Second Amended Credit Facility included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the SVB prime rate plus 2.0% beginning on January 1, 2012. There was no change to the financial covenant requirements. In conjunction with the Second Amended Credit Facility, we paid Silicon Valley Bank a fee of $50,000.

In December 2011, we executed a third amendment to the Amended Credit Facility, or, the Third Amended Credit Facility. The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants.

The Third Amended Credit Facility consists of a $10 million term loan and a working capital line of credit which permits us to borrow up to $22 million. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory.

The term loan carries a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matures October 2015 and we are subject to a prepayment penalty if the term loan is repaid prior to maturity. The funds from the term loan were used to refinance a portion of the line of credit under the Amended Credit Facility.

The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, which can be adjusted downward to the SVB prime rate plus a range of 1.0% to 3.0% depending on the result of the adjusted quick ratio covenant computed monthly. Minimum monthly interest totals $0.1 million. Interest only payments are due monthly and the principal is due at maturity, October 2013, which is consistent with the amended credit facility.

In connection with the Third Amended Credit Facility, finance charges totaling $150,000 were waived in exchange for the issuance of 93,750 warrants to SVB to purchase shares of our common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. We recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.

Under the Third Amended Credit Facility, we are required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of our cash held with SVB and 80% of eligible domestic accounts receivable divided by the Third Amended Credit Facility balance. The EBITDA definition is consistent with the definition of EBITDA in the Amended Credit Facility. As of December 31, 2011, we were in compliance with the minimum adjusted quick ratio covenant but were not in compliance with the minimum quarterly EBITDA covenant.

In February 2012, we executed a fourth amendment to the Amended Credit Facility, or, the Fourth Amended Credit Facility. The Fourth Amended Credit Facility included a waiver for such non-compliance for the quarterly period ended December 31, 2011. The amendment also reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million and accelerated one of the quarterly term loan payments of $0.6 million which was due and payable upon execution of the amendment. There was no change to the financial covenant requirements from those of the Third Amended Credit Facility which are required to be met for the first quarterly period ended March 31, 2012. In conjunction with the Fourth Amended Credit Facility, we paid SVB a fee of $50,000.

During the year ended December 31, 2011, we repaid $17.4 million and drew an additional $2.3 million on the working capital line of credit. The balance of the line of credit as of December 31, 2011 was $16.9 million. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $0.4 million, $2.2 million and $0.9 million for the years ended December 30, 2011, 2010 and 2009, respectively. Interest expense for the term loans and our working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $2.2 million, $3.5 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Debt Agreements

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

In March 2011, we executed a $0.2 million note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012.

In November 2011, we executed financing arrangements totaling $0.9 million for the payment of premiums on various insurance policies. The financing agreements bear interest at a rate of 3.9% and are payable through September 2012. In 2010, we had financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and were payable from March 2010 through September 2011. Such financing agreements had been fully repaid as of September 30, 2011.

In February 2010, we executed a note payable to Oracle for the purchase of software and the related support totaling $0.9 million. The note bears interest at 5.3% and has maturity date of February 2013. Payments of principal and interest are due every three months.

Scient’x had a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. This note was fully repaid in 2011.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2011 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012	2013	2014	2015	2016	Thereafter
Term loan with SVB (1)	$10,000	$3,125	$2,500	$2,500	$1,875	$—	$—
Line of Credit with SVB	16,854	—	16,854	—	—	—	—
Note payable for software licenses	64	64	—	—	—	—	—
Note payable for insurance premiums	736	736	—	—	—	—	—
Note payable to Oracle	206	206	—	—	—	—	—
Notes and bond payable to Japanese banks	202	138	59	5	—	—	—
Capital lease obligations	220	163	56	1	—	—	—
Operating lease obligations	13,737	3,800	3,356	2,525	2,352	1,277	427
Litigation settlement obligation	18,000	7,000	4,000	4,000	3,000	—	—
Guaranteed minimum royalty obligations	11,400	1,600	3,100	3,350	3,350	—	—
New product development milestones (2)	10,100	6,100	4,000	—	—	—	—

Total	$81,519	$22,932	$33,925	$12,381	$10,577	$1,277	$427

(1)	Reflects acceleration of a term loan payment in 2012 based on February 2012 amendment to credit facility.
(2)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2012 through 2013.

Real Property Leases

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, we account for revenue under provisions which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (iii) and (iv) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. Specifically, our revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such implant. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Deferred Revenues

Deferred revenues consist of products sold to distributors with payment terms greater than our customary business terms due to lack of credit history or operating in a new market in which we have no prior experience. We defer the recognition of revenue until payments become due or cash is received from these distributors.

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologics product inventories are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part.

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

The goodwill impairment test is a two-step process. The first step compares the our fair value to our net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of our goodwill to our carrying amount. Our assessment resulted in a fair value that was greater than our carrying value at December 31, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2011.

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

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2011 was based on a weighted-average volatility of our actual historical volatility since our initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Our calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. We continue to use the historical volatility of peer entities due to the lack of sufficient historical data of our stock price since our initial public offering. Our estimated volatility may increase or decrease depending on the changes in our peer entities’ historical stock prices, changes in the composition of the peer entity group and changes to the expected term of our stock option awards. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2011 was calculated using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$180	$252	$245
Research and development	289	185	965
Sales and marketing	693	1,008	807
General and administrative	1,263	1,732	1,554

Total	$2,425	$3,177	$3,571

Effect on basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.07)

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

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2011, our outstanding floating rate indebtedness totaled $16.9 million. The primary base interest rate is the Silicon Valley Bank prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2011.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Alphatec Holdings, Inc. and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2012

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-48

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 2.1)	12/22/09	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	4/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	5/26/06	333-131609

4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	5/26/06	333-131609

4.2	Stockholders’ Agreement by and among Alphatec Holdings, Inc., HealthpointCapital Partners, LP and certain investors, dated as of March 17, 2005		Amendment No. 4 to Form S-1 (Exhibit 4.2)	5/15/06	333-131609

4.3	Subscription Agreement dated as of June 4, 2009, between Alphatec Holdings, Inc. and HealthpointCapital Partners II, L.P.		Form 10-Q (Exhibit 10.2)	8/4/09	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.4	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.5	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	3/31/10	000-52024

4.6	Form of Subscription Agreement, dated as of February 9, 2010, between the Company and each of the investors in the Offering		Form 8-K (Exhibit 10.1)	2/10/10	000-52024

4.7	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008		Form 10-K (Exhibit 4.4)	3/4/09	000-52024

4.8	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011	X

Lease Agreements

10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	5/12/08	000-52024

10.2	Sublease Agreement by and between Alphatec Holdings, Inc. and K2 Inc., dated as of February 28, 2008		Form 10-Q (Exhibit 10.1)	5/12/08	000-52024

Loan Agreements

10.3	Amended and Restated Loan and Security Agreement, dated as of March 26, 2010 by and among Silicon Valley Bank, Oxford Finance Corporation, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-Q (Exhibit 10.1)	5/10/10	000-52024

10.4	Loan and Security Agreement, dated as of May 29, 2009, between Oxford Finance Corporation and Scient’x USA, Inc.		Form 10-Q (Exhibit 10.2)	5/10/10	000-52024

10.5	Second Amendment to Loan and Security Agreement, dated as of March 26, 2010, between Oxford Finance Corporation and Scient’x USA, Inc.		Form 10-Q (Exhibit 10.3)	5/10/10	000-52024

10.6	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Spine, Inc. in favor of Oxford Finance Corporation		Form 10-Q (Exhibit 10.5)	5/10/10	000-52024

10.7	Unconditional Guaranty, dated as of March 26, 2010 by Alphatec Holdings, Inc. in favor of Oxford Finance Corporation		Form 10-Q (Exhibit 10.6)	5/10/10	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.8†	Second Amended and Restated Loan and Security Agreement, dated as of October 29, 2010 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-K (Exhibit 10.8)	3/4/11	000-52024

10.9†	First Amendment to the Amended Loan and Security Agreement, dated as of January 31, 2011 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-K (Exhibit 10.9)	3/4/11	000-52024

10.10†	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated August 5, 2011.		Form 10-Q (Exhibit 10.2)	8/8/2011	000-52024

10.11†	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated December 16, 2011	X

Agreements with Respect to Collaborations, Licenses, Research and Development

10.12†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003		Amendment No. 1 to Form S-1 (Exhibit 10.26)	3/23/06	333-131609

10.13†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004		Amendment No. 4 to Form S-1 (Exhibit 10.29)	5/15/06	333-131609

10.14†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/9/07	000-52024

10.15†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	5/5/09	000-52024

10.16†	Amended and Restated License Agreement effective March 31, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.2)	5/5/09	000-52024

10.17†	Amended and Restated Developmental Consulting Agreement, dated as of March 31, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.3)	5/5/09	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.18†	Exclusive License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007		Form 10-Q (Exhibit 10.1)	11/9/07	000-52024

10.19†	Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of December 18, 2007		Form 10-K (Exhibit 10.29)	3/17/08	000-52024

10.20†	Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 14, 2008		Form 10-K/A (Exhibit 10.22)	7/7/09	000-52024

10.21†	Second Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 12, 2009		Form 10-K/A (Exhibit 10.23)	7/7/09	000-52024

10.22†	Third Amendment to Exclusive License Agreement dated as of June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-Q (Exhibit 10.3)	8/4/09	000-52024

10.23†	Fourth Amendment to Exclusive License Agreement dated as of December 7, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K/A (Exhibit 10.38)	4/8/10	000-52024

10.24†	Fifth Amendment to Exclusive License Agreement dated as of November 30, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K (Exhibit 10.22)	3/4/11	000-52024

10.25†	Cross License Agreement effective June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and International Spinal Innovations, LLC		Form 10-Q (Exhibit 10.1)	8/4/09	000-52024

10.26†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	5/6/2011	000-52024

10.27	Settlement Agreement and General Release by and among Alphatec Spine, Inc., Cross Medical Products, LLC, and EBI, LLC, dated December 30, 2011	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.28†	Amended License Agreement between Alphatec Spine, Inc. and Cross Medical Products, LLC, dated December 30, 2011	X

Agreements with Officers and Directors

10.29*	Amended and Restated Employment Agreement by and between Alphatec Holdings, Inc. and Dirk Kuyper, dated January 1, 2011		Form 10-K (Exhibit 10.24)	3/4/11	000-52024

10.30*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/8/10	000-52024

10.31*	Employment Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Oliver Burckhardt		Form 10-Q (Exhibit 10.4)	5/10/10	000-52024

10.32*	Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Peter Wulff, dated October 11, 2010.		Form 10-Q (Exhibit 10.1)	11/8/10	000-52024
10.33*	Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Kermit P. Stott, dated August 13, 2007		Form 10-K (Exhibit 10.17)	3/17/08	000-52024

10.34*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Jens Peter Timm, dated January 28, 2008		Form 10-K (Exhibit 10.15)	3/4/09	000-52024

10.35*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Steve Lubischer, dated November 10, 2006		Form 10-K (Exhibit 10.27)	4/2/07	000-52024

10.36*	Amended and Restated Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated January 14, 2011		Form 10-K (Exhibit 10.31)	3/4/11	000-52024

10.37*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	3/17/08	000-52024

10.38*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D., dated October 13, 2006		Form 10-K (Exhibit 10.30)	4/2/07	000-52024

10.39*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Patrick Ryan, dated February 18, 2011		Form 10-Q (Exhibit 10.1)	5/6/2011	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.40*	Non-Executive Chairman Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie Cross dated July 27, 2011.		Form 10-Q (Exhibit 10.1)	11/4/11	000-52024

10.41*	First Amendment to the Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D.	X

10.42*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	5/5/09	000-52024

Equity Compensation Plans

10.43*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Amendment No. 5 to Form S-1 (Exhibit 10.5)	5/26/06	333-131609

10.44*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.6)	4/20/06	333-131609

10.45*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.7)	4/20/06	333-131609

10.46*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Amendment No. 2 to Form S-1 (Exhibit 10.8)	4/20/06	333-131609

10.47*	Summary Description of the Alphatec Holdings, Inc. 2011 Bonus Plan		Form 10-Q (Exhibit 10.2)	5/6/2011	000-52024

21.1	List of subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document**

101.2	XBRL Taxonomy Extension Schema Document**

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**

101.4	XBRL Taxonomy Extension Definition Linkbase Document**

101.5	XBRL Taxonomy Extension Label Linkbase Document**

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**

(*)	Management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 2, 2012	By:	/S/ LESLIE H. CROSS
	Name:	Leslie H. Cross
	Title:	Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Executive Committee of the Board of Directors	March 2, 2012

/S/ MICHAEL O’NEILL Michael O’Neill	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 2, 2012

/S/ ROHIT DESAI Rohit Desai	Director	March 2, 2012

/S/ DIRK KUYPER Dirk Kuyper	President, Global Commercial Operations and Director	March 2, 2012

/S/ JOHN H. FOSTER John H. Foster	Director	March 2, 2012

/S/ JAMES R. GLYNN James R. Glynn	Director	March 2, 2012

/S/ STEPHEN H. HOCHSCHULER, M.D. Stephen H. Hochschuler, M.D.	Director	March 2, 2012

/S/ SIRI MARSHALL Siri Marshall	Director	March 2, 2012

/S/ R. IAN MOLSON R. Ian Molson	Director	March 2, 2012

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 2, 2012

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2012

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,666	$23,168
Accounts receivable, net	41,711	39,777
Inventories, net	45,916	51,635
Prepaid expenses and other current assets	6,888	6,652
Deferred income tax assets	1,248	1,592

Total current assets	116,429	122,824
Property and equipment, net	31,476	38,440
Goodwill	168,609	170,194
Intangibles, net	47,144	43,148
Other assets	3,034	2,410

Total assets	$366,692	$377,016

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,390	$15,957
Accrued expenses	32,583	22,530
Deferred revenue	2,768	3,396
Current portion of long-term debt	4,396	1,708

Total current liabilities	57,137	43,591
Long-term debt, less current portion	23,802	32,474
Other long-term liabilities	12,997	2,153
Deferred income tax liabilities	3,825	8,761
Commitments and contingencies
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2011 and 2010; 3,319 shares issued and outstanding at both December 31, 2011 and 2010	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 89,362 and 89,040 shares issued and outstanding at December 31, 2011 and 2010, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	386,224	383,647
Accumulated other comprehensive loss	(2,812)	(1,310)
Accumulated deficit	(137,996)	(115,815)

Total stockholders’ equity	245,328	266,434

Total liabilities and stockholders’ equity	$366,692	$377,016

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$197,711	$171,610	$120,618
Cost of revenues	79,168	57,657	39,606
Amortization of acquired intangible assets	1,613	1,136	—

Gross profit	116,930	112,817	81,012
Operating expenses:
Research and development	16,888	16,431	13,487
In-process research and development	—	2,967	6,383
Sales and marketing	75,189	66,542	49,396
General and administrative	36,367	31,078	19,333
Amortization of acquired intangible assets	2,152	1,535	—
Transaction related expenses	—	3,671	2,598
Restructuring expenses	1,050	2,382	—
Litigation settlement	9,800	—	—

Total operating expenses	141,446	124,606	91,197

Operating loss	(24,516)	(11,789)	(10,185)
Other income (expense):
Interest income	148	81	51
Interest expense	(3,027)	(5,946)	(3,454)
Other income (expense), net	707	1,167	210

Total other income (expense)	(2,172)	(4,698)	(3,193)

Loss from continuing operations before taxes	(26,688)	(16,487)	(13,378)
Income tax (benefit) provision	(4,507)	(2,054)	127

Loss from continuing operations	(22,181)	(14,433)	(13,505)
Income from discontinued operations, net of tax	—	78	216

Net loss	$(22,181)	$(14,355)	$(13,289)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.25)	$(0.18)	$(0.27)
Basic and diluted net income per share from discontinued operations	—	—	—

Basic and diluted	$(0.25)	$(0.18)	$(0.27)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,798	78,590	49,292

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2008	47,411	$5	$158,140	$—	$1,495	$(88,171)	$71,469
Stock-based compensation	—	—	3,222	—	—	—	3,222
Exercise of stock options	16	—	38	—	—	—	38
Repurchase and/or forfeiture of common stock	(93)	—	(216)	—	—	—	(216)
Mark-to-market for third party restricted stock	—	—	305	—	—	—	305
Issuance of common stock for employee stock purchase plan	47	—	112	—	—	—	112
Issuance of common stock for restricted share awards granted to employees	10	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,002	—	3,011	—	—	—	3,011
Issuance of common stock in connection with private placement, net of offering costs	3,937	—	9,907	—	—	—	9,907
Issuance of common stock in connection with litigation settlement	115	—	500	—	—	—	500
Issuance of common stock in connection with warrant exercise	113	—	—	—	—	—	—
Cancellation of redeemable preferred stock from terminated employees	—	—	2	—	—	—	2
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	(13,289)	(13,289)

Total comprehensive loss	—	—	—	—	—	—	(13,521)

Balance at December 31, 2009	52,558	5	175,021	—	1,263	(101,460)	74,829
Stock-based compensation	—	—	3,330	—	—	—	3,330
Exercise of stock options	65	—	213	—	—	—	213
Repurchase and/or forfeiture of common stock	(82)	—	(331)	—	—	—	(331)
Mark-to-market for third party restricted stock	—	—	(269)	—	—	—	(269)
Issuance of common stock in connection with Public Offering, net of offering costs	9,200	1	43,112	—	—	—	43,113
Issuance of common stock in connection with Scient’x acquisition	23,731	2	151,637	—	—	—	151,639
Stock options issued in connection with Scient’x acquisition	—	—	1,040	—	—	—	1,040
Issuance of common stock for employee stock purchase plan	56	—	151	—	—	—	151
Issuance of common stock for restricted share awards granted to employees	121	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,622	1	3,499	—	—	—	3,500
Issuance of common stock in connection with private placement, net of offering costs	1,592	—	6,546	—	—	—	6,546
Mark to market for shares issued in litigation settlement	(19)	—	(302)	(97)	—	—	(399)
Issuance of common stock in connection with warrant exercise	196	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(2,573)	—	(2,573)
Net loss	—	—	—	—	—	(14,355)	(14,355)

Total comprehensive loss	—	—	—	—	—	—	(16,928)

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2010	89,040	9	383,647	(97)	(1,310)	(115,815)	266,434
Stock-based compensation	—	—	2,525	—	—	—	2,525
Exercise of stock options	55	—	104	—	—	—	104
Repurchase and/or forfeiture of common stock	(67)	—	(193)	—	—	—	(193)
Mark-to-market for third party restricted stock	—	—	(100)	—	—	—	(100)
Issuance of warrants in connection with credit facility	—	—	99	—	—	—	99
Issuance of common stock for employee stock purchase plan	63	—	142	—	—	—	142
Issuance of common stock for restricted share awards granted to employees	271	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(1,502)	—	(1,502)
Net loss	—	—	—	—	—	(22,181)	(22,181)

Total comprehensive loss	—	—	—	—	—	—	(23,683)

Balance at December 31, 2011	89,362	$9	$386,224	$(97)	$(2,812)	$(137,996)	$245,328

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(22,181)	$(14,355)	$(13,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,876	17,246	11,956
Stock-based compensation	2,425	3,177	3,571
Interest expense related to amortization of debt discount and debt issuance costs	375	1,330	591
In-process research and development paid in stock	—	1,000	3,011
Provision for doubtful accounts	1,094	945	5
Provision for excess and obsolete inventory	4,564	2,781	1,927
Loss on sale of property and equipment, net	—	—	53
Gain on sale of IMC Co. (discontinued operations)	—	(188)	—
Litigation settlement	9,800	—	—
Deferred income tax (benefit) expense	(4,345)	(1,945)	141
Changes in operating assets and liabilities:
Accounts receivable	(5,004)	(2,179)	(6,048)
Inventories	1,084	(14,661)	(7,274)
Prepaid expenses and other current assets	1,341	(2,130)	1,702
Other assets	1,216	679	395
Accounts payable	2,545	(5,203)	(1,825)
Accrued expenses and other	1,246	(2,591)	(741)
Deferred revenue	(628)	1,261	277

Net cash provided by (used in) operating activities	13,408	(14,833)	(5,548)

Investing activities:
Cash received from acquisition of Scient’x	—	1,589	—
Proceeds from sale of IMC Co. (discontinued operations)	—	329	—
Proceeds from sale of Noas Medical Company	—	—	383
Purchases of property and equipment	(8,206)	(14,028)	(11,763)
Purchase of intangible assets	(690)	(2,300)	(1,353)
Cash paid for acquisition of Brazilian subsidiary	(620)	—	—

Net cash used in investing activities	(9,516)	(14,410)	(12,733)

Financing activities:
Net proceeds from issuance of common stock	—	49,659	9,907
Exercise of stock options	104	213	38
Borrowings under lines of credit	2,350	20,174	5,768
Repayments under lines of credit	(17,346)	(3,059)	(2,533)
Principal payments on capital lease obligations	(143)	(174)	(342)
Proceeds from issuance of notes payable	10,000	—	—
Principal payments on notes payable	(1,880)	(23,268)	(2,569)
Purchase of noncontrolling interest	—	(480)	—

Net cash provided by (used in) financing activities	(6,915)	43,065	10,269

Effect of exchange rate changes on cash and cash equivalents	521	(739)	(218)

Net increase (decrease) in cash and cash equivalents	(2,502)	13,083	(8,230)
Cash and cash equivalents at beginning of period	23,168	10,085	18,315

Cash and cash equivalents at end of period	$20,666	$23,168	$10,085

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,322	$4,245	$2,245
Cash paid for income taxes	$523	$426	$158
Purchases of property and equipment in accounts payable	$3,242	$3,487	$4,115
Purchase of software licenses through vendor financing arrangement	$64	$872	$—
Financing of insurance premiums by insurance provider	$932	$1,179	$997
Issuance of common stock for litigation settlement	$—	$—	$500
Purchase of property and equipment through capital leases	$—	$—	$96
Non-cash exercise of warrants	$—	$540	$360
Non-cash purchases of license agreements	$8,000	$2,500	$—
Issuance of common stock in acquisition of Scient’x	$—	$151,639	$—
Stock options issued in connection with Scient’x acquisition	$—	$1,040	$—
Conversion of accounts receivable into notes receivable located in prepaid expenses and other current assets and other assets	$2,184	$—	$—

See accompanying notes.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiary, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa, South America and Latin America. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”), and through Scient’x’s distributors in China, Korea and Australia.

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

In April 2010, Alphatec Pacific entered into an agreement to sell its wholly owned subsidiary, IMC Co., to a third party. The results of operations and the gain on sale associated with this business have been presented as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $20.7 million and accounts receivable of $41.7 million at December 31, 2011 will be sufficient to fund its cash requirements through at least December 31, 2012. The Company’s amended credit facility (the “Third Amended Credit Facility”) with Silicon Valley Bank (“SVB”) contains financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit (see Note 6). As of December 31, 2011, the Company was in compliance with the minimum adjusted quick ratio covenant but was not in compliance with the minimum quarterly EBITDA covenant. In February 2012, the Company executed an amendment to the Third Amended Credit Facility which included a waiver from SVB for such non-compliance. The amendment also accelerated one of the quarterly term loan payments of $0.6 million and it reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million (see Note 6).

Based on the Company’s board approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Third Amended Credit Facility in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Third Amended Credit Facility. In addition to the financial covenants, the Third Amended Credit Facility contains other covenants including subjective clauses that

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Third Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Third Amended Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Third Amended Credit Facility and would be forced to obtain alternative financing.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2011 a substantial portion of our available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred Revenues

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until payments become due or cash is received from these distributors. As of December 31, 2011 and 2010, the balance in deferred revenue totaled $2.8 million and $3.4 million, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have a five-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $15 million and $17 million of inventory was held at consigned locations as of December 31, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from four to seven years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the terms of the related leases.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. The Company has not recognized any impairment losses through December 31, 2011.

During the third quarter of 2011, the Company concluded that a decline in its stock price and market capitalization was an indicator of a potential impairment in goodwill. As a result, the Company performed an interim impairment test on its single operating unit. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at September 30, 2011 and no impairment of goodwill was recorded as of September 30, 2011. The Company re-assessed goodwill impairment when it performed its annual test for impairment in December 2011.

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

The Company estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples and recent sales transactions. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2011.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting provisions also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a one to fifteen-year period.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds it fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. The Company has not recognized any impairment loss through December 31, 2011.

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese subsidiary is the Japanese yen, the Hong Kong subsidiary is the Hong Kong dollar and the functional currency of the Company’s European operations is the Euro. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, the Company recorded net foreign currency gains of approximately $0.5 million, $1.1 million and $0, respectively.

The change in cumulative foreign currency translation adjustment primarily relates to the Company’s investment in Scient’x and fluctuations in exchange rates between Scient’x’s functional currency (the Euro) and the U.S. dollar. During 2011 and 2010, the change in the foreign currency translation amounts resulted from changes in the value of the Euro.

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

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date the Company acquired them and had no alternative future use at that date. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company expenses these costs.

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

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $3.6 million, $2.6 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2011 was based on a weighted-average volatility of its actual historical volatility since its initial public offering in June 2006 and the historical stock volatilities of similar peer entities whose stock prices were publicly available. Its calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company continues to use the historical volatility of peer entities due to the lack of sufficient historical data of its stock price since its initial public offering.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2011, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2011, 2010 and 2009 are as follows:

Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.2-2.5%	1.9-2.8%	2.0-2.8%
Expected dividend yield	—	—	—
Weighted average expected life (years)	5.8-5.9	6.0-6.2	6.1-6.2
Volatility	56-57%	56-57%	57-58%

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$180	$252	$245
Research and development	289	185	965
Sales and marketing	693	1,008	807
General and administrative	1,263	1,732	1,554

Total	$2,425	$3,177	$3,571

Effect on basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.07)

The amounts above include stock-based compensation expense of $0, $0.2 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. In addition, $(0.1) million, $(0.2) million and $0.3 million of compensation expense (credit) is included in the amount above for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the consulting agreement the Company has with Stout Medical Consulting Group LP (“Stout”). See Note 5.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company and options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. (In thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Loss from continuing operations	$(22,181)	$(14,433)	$(13,505)
Income from discontinued operations, net of tax	—	78	216

Net loss	$(22,181)	$(14,355)	$(13,289)

Denominator:
Weighted average common shares outstanding	89,165	79,052	50,077
Weighted average unvested common shares subject to repurchase	(368)	(462)	(785)

Weighted average common shares outstanding—basic	88,798	78,590	49,292
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—

Weighted average common shares outstanding—diluted	88,798	78,590	49,292

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.25)	$(0.18)	$(0.27)
Basic and diluted net income per share from discontinued operations	—	—	—

Basic and diluted net loss per share	$(0.25)	$(0.18)	$(0.27)

As of December 31, 2011, 2010 and 2009, none of the outstanding redeemable preferred stock is convertible to common stock.

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	4,323	2,631	2,372
Warrants to purchase common stock	94	—	425
Unvested restricted stock awards	368	462	785

	4,785	3,093	3,582

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for the Company in the fiscal year beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the acquisition method of accounting, the total purchase price was allocated to Scient’x’s net tangible and intangible assets based on their estimated fair values at the date of the completion of the acquisition.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The changes in the carrying amount of goodwill from December 31, 2010 through December 31, 2011 were as follows (in thousands):

Goodwill recorded for Scient’x acquisition as of December 31, 2010	$109,997
Effect of foreign exchange rate on goodwill	(1,628)

Balance at December 31, 2011	$108,369

The following unaudited pro forma information presents the consolidated results of operations of the Company and Scient’x as if the acquisition had occurred on January 1, 2010 (in thousands, except share data):

	Year Ended December 31,
	2011	2010
Revenues	$197,711	$182,945
Operating loss	(23,466)	(6,892)
Net loss	(21,131)	(8,785)
Net loss per share, basic and diluted	$(0.24)	$(0.10)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2011, 2010 and 2009, the Company incurred transaction costs related to the acquisition of $0, $3.7 million and $2.6 million, respectively. These costs were expensed as incurred.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred restructuring charges related to the acquisition of $0.6 million, $2.4 million and $0, respectively. These costs consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

The amount of Scient’x revenue included in the Company’s consolidated statement of operations for the years ended December 31, 2011 and 2010 totaled $32.0 million and $23.8 million, respectively, and the amount of Scient’x net loss included in the Company’s consolidated statement of operations for the years ended December 31, 2011 and 2010 totaled $(9.9) million and $(7.0) million, respectively.

Purchase of Minority Interest

During December 2010, Scient’x acquired the noncontrolling interest of its Italian subsidiary from the noncontrolling party for $0.5 million. The fair value of the non-controlling interest as of the repurchase date was $0.5 million.

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos (“Cibramed”), a Brazilian medical device company. The Company purchased Cibramed to acquire its ANVISA regulatory registration certificates and its general licenses to conduct business in Brazil. The Company recorded an intangible asset of $0.6 million for the ANVISA regulatory registration certificates and licenses it purchased. The Company is amortizing this asset on a straight-line basis over its estimate life of 15 years. No product distribution rights were acquired. The purchase price of $0.6 million was paid in installments consisting of (i) 60% upon execution of the acquisition agreement; (ii) 20% due 90 days from the execution of the acquisition agreement and; (iii) 20% due 180 days from the execution of the acquisition agreement. The Company paid the full purchase price of $0.6 million in 2011.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2011	2010
Accounts receivable	$42,766	$40,931
Allowance for doubtful accounts	(1,055)	(1,154)

Accounts receivables, net	$41,711	$39,777

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,715	$—	$3,715	$3,821	$—	$3,821
Work-in-process	2,088	—	2,088	2,242	—	2,242
Finished goods	53,287	(13,174)	40,113	56,602	(11,030)	45,572

Inventories	$59,090	$(13,174)	$45,916	$62,665	$(11,030)	$51,635

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2011	2010
Surgical instruments	4	$52,690	$53,155
Machinery and equipment	7	12,462	11,697
Computer equipment	5	3,013	2,851
Office furniture and equipment	5	3,578	3,617
Leasehold improvements	various	3,657	3,534
Building	39	71	225
Land	n/a	14	17
Construction in progress	n/a	634	509

		76,119	75,605
Less accumulated depreciation and amortization		(44,643)	(37,165)

Property and equipment, net		$31,476	$38,440

Total depreciation expense was $14.8 million, $13.1 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2011	2010
Developed product technology	5-8	$22,875	$23,030
Distribution rights	3	4,531	4,148
Intellectual property	5	1,004	1,004
License agreements	1-7	14,297	5,100
Core technology	10	3,489	3,548
In-process technology	Indefinite	1,680	1,708
Trademarks and trade names	5-9	3,671	3,722
Customer-related	15	15,476	15,792
Distribution network	10	1,614	1,614
Physician education programs	10	2,972	3,022
Supply agreement	10	225	225

		71,834	62,913
Less accumulated amortization		(24,690)	(19,765)

Intangible assets, net		$47,144	$43,148

Total amortization expense was $5.1 million, $3.9 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2011 is as follows (in thousands):

Year Ending December 31,
2012	$8,466
2013	8,073
2014	4,142
2015	3,905
2016	3,905
Thereafter	16,973

Total future expected amortization expense	45,464
Add: In-process technology	1,680

Total	$47,144

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Legal	$249	$1,380
Accounting	1,033	572
Restructuring	123	208
Customer credit	548	440
Sales milestone	2,344	1,381
Accrued taxes payable	1,457	838
Deferred rent	1,746	2,034
Royalties	2,409	2,466
Commissions	4,120	4,030
Payroll and related	6,348	5,060
Litigation settlement	7,000	—
Other	5,206	4,121

Total accrued expenses	$32,583	$22,530

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a Cross License Agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2013; and (iii) a royalty payment based on net sales of licensed products. During the second quarter of 2009, the Company recorded an IPR&D charge of $0.9 million for the stock issuance on June 30, 2009, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides Alphatec with an exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the first quarter of 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment. During the third quarter of 2010, the pre-clinical study milestone was achieved and the Company recorded an IPR&D charge totaling $2.0 million, which consisted of a cash payment of $1.0 million and the issuance of $1.0 million of shares of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, additional items subject to risk of completion were necessary to comply with regulatory requirements and no alternative future use exists. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone, was 465,116. In addition, during the third quarter of 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of a cash payment of $0.5 million and $1.0 million shares of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone in September 2010, was 476,190.

Asset Purchase Agreement with AlpineSpine, LLC

In April 2010, the Company entered into an Asset Purchase Agreement with AlpineSpine, LLC (the “AlpineSpine Agreement”) to purchase an anterior cervical plate system, including all of the related intellectual property and inventory. The financial terms of the AlpineSpine Agreement include: (i) a payment of $0.5 million in exchange for the assets received in April 2010 related to the anterior cervical plate system; (ii) a milestone payment after full market launch; and (iii) a royalty payment based on net sales of licensed products with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During 2010, the Company recorded an intangible asset of $0.8 million for the assets received as this product is cleared for sale in the U.S. and technological feasibility is considered to have been achieved and milestone payments made. During 2011, the Company recorded an additional $0.2 million to the intangible asset for the milestone payments made. The Company is amortizing the intangible asset over seven years, the estimated life of the product.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreement with Merlot Orthopedix, Inc.

In July 2010, the Company entered into a License Agreement (the “Merlot Ortho Agreement”) with Merlot Orthopedix, Inc. (“Merlot Ortho”) that provides the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The financial terms of the Merlot Ortho License Agreement include: (i) a cash payment of $0.3 million following the execution of the Merlot Ortho License Agreement; (ii) a cash payment of $150,000 for materials transferred to Alphatec Spine; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2012; and (iv) a royalty payment based on net sales of licensed products. During the third quarter of 2010, the Company recorded an IPR&D charge of $0.4 million for the initial payment and material transfer payment, as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, and no alternative future use exists.

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

License Agreement with Vertebration, Inc.

In March 2011, the Company entered into a License Agreement (the “Vertebration Agreement”) with Vertebration, Inc. (“Vertebration”) that provides the Company with an exclusive license to develop and commercialize Vertebration’s proprietary licensed technology related to its Xycor implant and related instrumentation. The Xycor implant has received 510(k) approval for marketing by the United States Food and Drug Administration (the “FDA”). The financial terms of the Vertebration License Agreement include: (i) a cash payment of $0.5 million following the execution of the Vertebration License Agreement, of which $0.1 million will be credited against amounts payable to Vertebration at a future date and $0.1 million will be repaid by Vertebration in March 2014; (ii) additional cash payments totaling $0.2 million which were paid and expensed in 2011; (iii) development and sales milestone payments in cash that could begin to be achieved and paid in 2012; and (iv) payments consisting of either: (a) a royalty based on net sales of licensed products or (b) a payment of a percentage of the Company’s gross margin, with the type of payment dependent on the manner in which the product was sold, with minimum annual payments beginning in the year after the first commercial sale of a licensed product. During the first quarter of 2011, the Company recorded an intangible asset of $0.4 million following the execution of the Vertebration License Agreement. The Company is amortizing this asset over seven years, the estimated life of the Xycor product.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

Loan and Security Agreement

In December 2008, the Company entered into a Loan and Security Agreement with SVB and Oxford Finance Corporation (the “Lenders”), consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. Thereafter, the Company was required to repay the principal plus interest in 30 equal monthly installments, ending in April 2012. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012.

On March 26, 2010, the Company amended its Loan and Security Agreement, or as amended, (“the Credit Facility”), with the Lenders. The working capital line of credit was increased by $10 million, to $25 million. In addition, the Company combined the previously existing term loan facility provided by Oxford to Scient’x with its existing term loan facility. Commencing in the second quarter 2010, the amended term loan collectively could not exceed $19.5 million.

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

Commencing in the second quarter of 2010, the Company was also required to maintain compliance with a minimum fixed charge coverage ratio defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation costs and other non-recurring income or expense items, such as IPR&D expense, acquisition-related restructuring expense and transaction related expenses) divided by total debt service. The Company was also required to maintain a cash balance with SVB equal to at least $10 million.

On October 29, 2010, the Company amended and restated the Credit Facility (“the Amended Credit Facility”). As part of the Amended Credit Facility, Oxford was removed as a co-lender. The Amended Credit

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility consisted of a working capital line of credit, which permitted the Company to borrow up to $32 million. The actual amount available was based on eligible accounts receivable and eligible inventory. The working capital line of credit carried an interest rate of the greater of 5.5% or the prime rate plus 1.5% as of January 2011, and during the fourth quarter of 2010 the prime rate plus 3.5%. Interest-only payments were due monthly and the principal was due at maturity, which occurs in October 2013. The working capital line of credit was intended to refinance the Company’s existing debt facilities and to support future working capital needs.

Upon execution of the Amended Credit Facility, the Company drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $31.9 million. The funds from the working capital line of credit were used to pay off the Company’s then-existing term loans with the Lenders totaling $9.5 million and Scient’x’s then-existing term loan of $5.3 million with Oxford. In addition, the Company paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.2 million. The Company incurred debt issuance costs on the Amended Credit Facility of $0.6 million, which included an upfront fee of $0.2 million paid to SVB. The debt issuance costs were capitalized and are being amortized over the term of the loan using the effective interest method. In addition, the Company recorded non-cash interest expense of approximately $0.5 million to write off its debt issuance costs and debt discount related to its prior term loans.

To secure the repayment of any amounts borrowed under the Amended Credit Facility, the Company granted to SVB a first-priority security interest in all of its assets, other than its owned and licensed intellectual property assets. The Company also agreed not to pledge or otherwise encumber its intellectual property assets without the consent of SVB.

The Amended Credit Facility contained customary lending and reporting covenants, which, among other things, prohibit the Company from assuming further debt obligations and any liens, unless otherwise permitted under the Amended Credit Facility. Upon the occurrence of an event of default, which includes the failure to make payments when due, breaches of representations, warranties or covenants, the occurrence of certain insolvency events, or the occurrence of an event or change that could have a material adverse effect on the Company, the interest to be charged pursuant to the Amended Credit Facility will be increased to a rate that is up to five percentage points above the rate effective immediately before the event of default, and all outstanding obligations become immediately due and payable.

The Company was also required to maintain compliance with financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. The minimum adjusted quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. Free cash flow is defined as Adjusted EBITDA (a non-GAAP term defined as net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses, less capital expenditures and cash taxes. As of December 31, 2010, the Company was in compliance with the financial covenants.

In January 2011, the Company executed a first amendment to the Amended Credit Facility with SVB. The working capital line of credit interest rate was amended to equal the SVB prime rate plus 3.5% during the first half of 2011, the SVB prime rate plus 3.0% during the third quarter of 2011, the SVB prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the SVB prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio. There was no change to the minimum quarterly free cash flow covenant requirements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2011, the Company executed a second amendment to the Amended Credit Facility with SVB (“the Second Amended Credit Facility”). The Second Amended Credit Facility included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the SVB prime rate plus 2.0% beginning on January 1, 2012. There was no change to the financial covenant requirements. In conjunction with the Second Amended Credit Facility, the Company paid SVB a fee of $50,000.

In December 2011, the Company executed a third amendment to the Amended Credit Facility with SVB (“the Third Amended Credit Facility”). The Third Amended Credit Facility included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms including future financial covenants.

The Third Amended Credit Facility consists of a $10 million term loan and a working capital line of credit which permits the Company to borrow up to $22 million. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory.

The term loan carries a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matures October 2015 and the Company is subject to a prepayment penalty if the term loan is repaid prior to maturity. The funds from the term loan were used to refinance a portion of the line of credit under the Amended Credit Facility.

The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, which can be adjusted downward to the SVB prime rate plus a range of 1.0% to 3.0% depending on the result of the adjusted quick ratio covenant computed monthly. Minimum monthly interest totals $0.1 million. Interest only payments are due monthly and the principal is due at maturity, October 2013, which is consistent with the Amended Credit Facility.

In connection with the Third Amended Credit Facility, finance charges totaling $150,000 were waived in exchange for the issuance of 93,750 warrants to SVB to purchase shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. The Company recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.

Under the Third Amended Credit Facility, the Company is required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the Third Amended Credit Facility balance. The EBITDA definition is consistent with the definition of EBITDA in the Amended Credit Facility. As of December 31, 2011, the Company was in compliance with the minimum adjusted quick ratio covenant but was not in compliance with the minimum quarterly EBITDA covenant.

In February 2012, the Company executed a fourth amendment to the Amended Credit Facility (“the Fourth Amended Credit Facility”). The Fourth Amended Credit Facility included a waiver for such non-compliance for the quarterly period ended December 31, 2011. The amendment also reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million and accelerated one of the quarterly term

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan payments of $0.6 million which was due and payable upon execution of the amendment. There was no change to the financial covenant requirements from those of the Third Amended Credit Facility which are required to be met for the first quarterly period ended March 31, 2012. In conjunction with the Fourth Amended Credit Facility, the Company paid SVB a fee of $50,000.

During the year ended December 31, 2011, the Company repaid $17.4 million and drew an additional $2.3 million on the working capital line of credit. The balance of the line of credit as of December 31, 2011 was $16.9 million. Amortization of the debt discount and debt issuance costs and accretion of the finance charge, which were recorded as non-cash interest expense, totaled $0.4 million, $2.2 million and $0.9 million for the years ended December 30, 2011, 2010 and 2009, respectively. Interest expense for the term loans and the Company’s working capital line of credit, excluding debt discount and debt issuance cost amortization and accretion of the additional finance charge, totaled $2.2 million, $3.5 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Debt Agreements

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

In March 2011, the Company executed a $0.2 million note payable to a third party for the purchase of software licenses, bearing interest at a rate of 4.6% and a maturity date of March 2012.

In November 2011, the Company executed financing arrangements totaling $0.9 million for the payment of premiums on various insurance policies. The financing agreements bear interest at a rate of 3.9% and are payable through September 2012. In 2010, the Company had financing agreements totaling $1.6 million for the payment of premiums on various insurance policies. The financing arrangements bear interest at a rate of 4.7% to 5.3% and were payable from March 2010 through September 2011. Such financing agreements had been fully repaid as of September 30, 2011.

Scient’x had a conditional interest free loan with OSEO Anvar, a French government agency that provides research and development financing to French companies. At the loan’s inception, an imputed interest rate of 4% was used to calculate the present value of the loan. Scient’x complied with the loan conditions and was therefore granted the contractual repayment terms which consisted of annual repayments in March of each year. This note was fully repaid in 2011.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Line of credit	$16,854	$31,850
Term loan, net of debt discount	9,903	—
Notes payable to Japanese banks	138	315
Capital leases (See Note 7)	233	392
Bond payable to a Japanese bank	64	151
Note payable related to software license purchases	270	559
Note payable to OSEO Anvar	—	99
Financing agreements for premiums on insurance policies	736	816

Total debt	28,198	34,182
Less: current portion	(4,396)	(1,708)

Total long-term debt	$23,802	$32,474

Principal payments on debt are as follows as of December 31, 2011 (in thousands):

Year Ending December 31,
2012	$4,269
2013	19,413
2014	2,505
2015	1,875
2016	—
Thereafter	—

Total	28,062
Unamortized debt discount	(97)
Add: capital lease principal payments	233

Total	28,198
Less: current portion of long-term debt	(4,396)

Long-term debt, net of current portion	$23,802

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2012	$3,800	$167
2013	3,356	71
2014	2,525	1
2015	2,352	—
2016	1,277	—
Thereafter	427	—

	$13,737	239

Less: amount representing interest		(6)

Present value of minimum lease payments		233
Current portion of capital leases		163

Capital leases, less current portion		$70

Rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $3.7 million, $3.2 million and $2.4 million, respectively.

Litigation

On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, (“Cross”) (a subsidiary of Biomet, Inc.), Cross Medical Products, LLC v. Alphatec Spine, Inc., Case No. 8:10-cv-00176-MRP -MLG, alleging that the Company breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross was seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial screws and an order from the court regarding payment of future royalties by the Company. In its complaint, Cross alleged a material amount of damages were due to it as a result of the Company’s alleged breach of the patent license agreement.

In January 2011, the Company filed a complaint in the U.S. District Court for the Southern District of California against Biomet, Inc., alleging that Biomet’s TPS-TL products infringe one of the Company’s patents.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2011, the Company reached a global settlement agreement of the pending lawsuits with Biomet and Cross. Under the terms of the settlement, all parties obtained a release of all claims that were the subject of the disputes. No party has admitted liability in connection with the settlement. The settlement also includes an amendment to the April 23, 2003 License Agreement.

As part of the settlement, the Company agreed to pay Cross an initial payment of $5 million. In addition to the initial payment, the Company will make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment is made in August 2015. The cash obligations totaling $18 million will be paid as follows: $7 million in 2012, $4 million in 2013, $4 million in 2014 and $3 million in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

The Company allocated the settlement amount to the historical settlement element and the future license element utilizing the relative fair values of past and future royalties due from the Company’s sales of polyaxial screws. The Company recorded an intangible asset of $8 million for the value allocated to the future license right. The fair value of the license agreement is considered to be the benefit derived from the perpetual right to exploit such license in connection with the sale of products, calculated using the estimated discounted cash flows and future revenue projections. The intangible asset will be amortized based on the higher of the percentage of usage or on a straight-line basis over the estimated useful life of the license of approximately 2 years.

In addition to the license agreement intangible asset of $8 million, the Company recorded litigation settlement expense for $9.8 million, which represents the allocated value of the settlement and past royalties element. A liability for the present value of the payment obligation of $17.8 million was recorded as of December 31, 2011. The amount due in 2012 of $7 million was recorded in current liabilities and the remaining $10.8 million was recorded in other long-term liabilities on the accompanying consolidated balance sheet. In January 2012, the Company made the initial $5 million payment to Cross Medical.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and former certain Scient’x directors (who also serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who also serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2011, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

8. Redeemable Preferred Stock and Stockholders’ Equity

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2011, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2011 and 2010.

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

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 7,900,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2011, approximately 865,000 shares of common stock remained available for issuance under the 2005 Plan.

Stock Options

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	4,410	$3.46	8.34	$1,088
Granted	1,369	$2.80	—	—
Exercised	(55)	$1.87	—	—
Forfeited	(1,007)	$3.38	—	—

Outstanding at December 31, 2011	4,717	$3.31	7.71	$107

Options vested and exercisable at December 31, 2011	1,999	$3.87	6.48	$71

Options vested and expected to vest at December 31, 2011	4,395	$3.35	7.61	$105

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $1.48, $1.95 and $1.79, respectively. The aggregate intrinsic value of options at December 31, 2011 is based on the Company’s closing stock price on that date of $1.72 per share.

As of December 31, 2011, there was $3.2 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.6 years. The total intrinsic value of options exercised for the year ended December 31, 2011 and 2010 was $0.1 million and $0.1 million, respectively. The total intrinsic value of options exercised was immaterial for the year ended December 31, 2009.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated so that the fair value of the new options was equal to the fair value of the previously issued options resulting in no incremental stock compensation expense. The Company granted 193,144 options with an exercise price of $2.31.

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2010	268	$3.26	1.89
Awarded	270	$2.61
Vested	(177)	$3.60
Forfeited	—	$—

Unvested at December 31, 2011	361	$2.61	3.22

The table above does not include the 101,944 shares of restricted stock granted to Stout in March 2008. The weighted average fair value per share of awards granted during the years ended December 31, 2011, 2010 and 2009 was $2.61, $2.60 and $3.81, respectively.

Warrants

In December 2011, in connection with the Third Amended Credit Facility, finance charges totaling $150,000 were waived in exchange for the issuance of 93,750 warrants to SVB to purchase shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. The Company recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2011
Stock options outstanding	4,717
Awards outstanding	361
Warrants outstanding	94
Authorized for future grant under 2005 Plan	865

6,037

10. Income Taxes

The components of the (benefit) provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$4	$4	$—
State	222	158	(34)
Foreign	(388)	(271)	135

Total current (benefit) provision	(162)	(109)	101

Deferred:
Federal	163	162	116
State	8	(30)	25
Foreign	(4,516)	(2,077)	(115)

Total deferred (benefit) provision	(4,345)	(1,945)	26

Total (benefit) provision	$(4,507)	$(2,054)	$127

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2011	2010
Federal statutory rate	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(0.7)%	(0.8)%
Stock-based compensation	1.8%	4.4%
Foreign taxes	3.6%	3.1%
Tax credits	(1.2)%	(3.4)%
Deemed foreign dividend	10.3%	—
Transaction costs	—	8.0%
Tax rate adjustment	(0.5)%	4.4%
Other	(3.8)%	3.2%
Valuation allowance	8.7%	3.6%

	(16.8)%	(12.5)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowances and reserves	$978	$551
Accrued expenses	532	3,335
Inventory reserves	6,648	7,943
Net operating loss carryforwards	26,989	20,275
Property and equipment	—	327
Stock-based compensation	669	676
Legal settlement	6,670	—
Income tax credit carryforwards	1,277	826

	43,763	33,933
Valuation allowance	(35,211)	(32,655)

Total deferred tax assets, net of valuation allowance	8,552	1,278
Deferred tax liabilities:
Property and equipment	494	—
Intangible assets	9,790	7,705
Goodwill	845	742

Total deferred tax liabilities	11,129	8,447

Net deferred tax liabilities	$(2,577)	$(7,169)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2011, a valuation allowance of $35.2 million has been established against the net deferred tax assets as

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realization is uncertain. Deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of taxable income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. At December 31, 2011, such amounts represent $0.8 million. The additional net deferred tax liabilities are related to acquired Scient’x net deferred liabilities.

At December 31, 2011, the Company has unrecognized tax benefits of $4.2 million of which $3.7 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Balance at January 1, 2009	$1,920
Additions based on tax positions related to the current year	305
Reductions as a result of tax positions taken	(34)
Reductions as a result of lapse of applicable statute of limitations	(75)

Balance at December 31, 2009	2,116
Additions based on tax positions related to the prior year	39
Additions based on tax positions related to the current year	1,480
Additions based on tax positions related to the acquisition of Scient’x	1,097
Reductions as a result of lapse of applicable statute of limitations	(256)
Reductions as a result of foreign exchange rates and other	(55)

Balance at December 31, 2010	4,421
Additions based on tax positions related to the prior year	73
Additions based on tax positions related to the current year	399
Reductions as a result of positions taken	(59)
Reductions as a result of lapse of applicable statute of limitations	(649)
Additions as a result of foreign exchange rates and other	12

Balance at December 31, 2011	$4,197

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by approximately $0.2 million within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2007. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state and local tax authorities, however, a subsidiary of Scienti’x’s 2008 and 2009 tax years are currently under audit by the French tax authorities.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2011, accrued interest and penalties were $0.1 million and this amount primarily relates to the uncertain tax positions of the acquired Scient’x operations and state positions. During the year ended December 31, 2011, there were significant changes in the accrued interest and penalties related to the release of uncertain tax positions of the acquired Scient’x operations.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the Company had federal and state net operating loss carryforwards of $43.0 million and $51.7 million, respectively, expiring at various dates through 2031. At December 31, 2011, the Company had federal and state research and development tax credits of $1.9 million and $1.7 million, respectively. The federal research and development tax credits expire at various dates through 2031, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $36.1 million beginning to expire in 2014. Utilization of the net operating loss and tax credit carryforwards may become subject to a substantial annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the initial public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2011.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the years ended December 31, 2011, 2010 and 2009, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the years ended December 30, 2011, 2010 and 2009 totaled $23.9 million, $13.7 million and $23.0 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the years than ended December. For the years ended December 31, 2011, 2010 and 2009, sales in other individual countries included in International did not exceed 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$133,824	$119,880	$104,531
International	63,887	51,730	16,087

Total consolidated revenues	$197,711	$171,610	$120,618

Total assets by region were as follows (in thousands):

	December 31,
	2011	2010
United States	$198,578	$208,175
International	168,114	168,841

Total consolidated assets	$366,692	$377,016

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related Party Transactions

For the years ended December 31, 2011, 2010 and 2009, the Company incurred costs of $0.1 million, $0.3 million and $0.2 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.

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

Dr. Stephen H. Hochschuler serves as a director of the Company’s and Alphatec Spine’s board of directors and Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the years ended December 31, 2011, 2010 and 2009, the Company incurred costs of $0.2 million each year for advisory services provided by Dr. Hochschuler.

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

Indemnification Agreements

The Company has entered into indemnification agreements with certain of its directors. The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by Delaware law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by us. In addition, each of Scient’x and Surgiview has agreed to indemnify its officers and directors in connection with activities undertaken by such individuals on behalf of their respective companies. For the year ended December 31, 2011, the Company paid approximately $0.5 million in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 7)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are vested after one year of service. The Company’s total contributions to the 401(k) plan were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Discontinued Operations and Restructuring Activities

Discontinued Operations

In connection with the Company’s strategy to focus on the sale of spinal implants in Japan, Alphatec Pacific entered into an agreement to sell one of its wholly owned subsidiaries, IMC Co., to a third party in April 2010. The Company determined that IMC Co. was a non-strategic asset given that it is a distribution company that primarily sells general orthopedic trauma products in a limited geographic market. In exchange for all of the shares of IMC Co., the purchaser agreed to pay the Company a total purchase price of $0.5 million, of which $0.3 million was paid in 2010, $0.1 million was paid in 2011 and the remaining $0.1 million will be paid thereafter in two annual installments. A gain of $0.2 million was recorded on the sale of IMC Co. by the Company during the second quarter of 2010.

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Revenue	$3,109	$11,538

Income from continuing operations before income taxes	$120	$332
Income tax provision	42	116

Income from discontinued operations, net of tax	$78	$216

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s operations in the United States, close its United States facility and move its operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. Restructuring expenses also consist of severance and other personnel costs related to the reorganization of the Company’s management. For the years ended December 31, 2011 and 2010, the Company incurred total restructuring expenses of $1.1 million and $2.4 million, respectively. The balance in the restructuring liability as of December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Events

Debt Agreement

In February 2012, the Company executed a fourth amendment to the Amended Credit Facility which included a waiver from SVB for non-compliance with the minimum quarterly EBITDA covenant for the quarterly period ended December 31, 2011. The waiver also reduced the maximum amount available on the working capital line of credit and accelerated a term loan payment (see Note 6).

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2011 and 2010 are as follows (in thousands, except per share data):

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$49,720	$50,862	$47,619	$49,510
Gross profit	31,951	29,861	30,207	24,911
Total operating expenses	34,313	33,165	32,569	41,399
Loss from continuing operations	(1,867)	(3,044)	(1,304)	(15,966)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net loss	(1,867)	(3,044)	(1,304)	(15,966)
Basic and diluted net loss per common share (1)	(0.02)	(0.03)	(0.01)	(0.18)

	Year ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$35,322	$45,424	$44,846	$46,018
Gross profit	23,574	28,833	28,927	31,483
Total operating expenses	27,135	31,890	32,402	33,179
Loss from continuing operations	(4,666)	(3,101)	(3,790)	(2,876)
Income (loss) from discontinued operations, net of tax	(44)	122	—	—
Net loss	(4,710)	(2,979)	(3,790)	(2,876)
Basic and diluted net loss per common share (1)	(0.09)	(0.04)	(0.04)	(0.03)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2008	333	11,169
Provision	5	1,927
Write-offs and recoveries, net	(20)	(4,451)

Balance at December 31, 2009	318	8,645
Provision	945	2,781
Write-offs and recoveries, net	(109)	(396)

Balance at December 31, 2010	1,154	11,030
Provision	1,094	4,564
Write-offs and recoveries, net	(1,193)	(2,420)

Balance at December 31, 2011	$1,055	$13,174

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.