Form 10-Q
period 2012-03-31
Alphatec Holdings, Inc.
filed 2012-05-08
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No   ☒

As of May 7, 2012, there were 89,617,795 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,859	$20,666
Accounts receivable, net	40,570	41,711
Inventories, net	48,155	45,916
Prepaid expenses and other current assets	5,901	6,888
Deferred income tax assets	1,401	1,248

Total current assets	112,886	116,429
Property and equipment, net	32,089	31,476
Goodwill	171,386	168,609
Intangibles, net	45,628	47,144
Other assets	2,693	3,034

Total assets	$364,682	$366,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,431	$17,390
Accrued expenses	28,359	32,583
Deferred revenue	3,124	2,768
Current portion of long-term debt	3,653	4,396

Total current liabilities	49,567	57,137
Long-term debt, less current portion	26,649	23,802
Other long-term liabilities	11,679	12,997
Deferred income tax liabilities	4,309	3,825
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2012 and December 31, 2011; 3,319 shares issued and outstanding at both March 31, 2012 and December 31, 2011	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2012 and December 31, 2011; 89,599 and 89,362 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	386,786	386,224
Accumulated other comprehensive income (loss)	1,434	(2,812)
Accumulated deficit	(139,257)	(137,996)

Total stockholders’ equity	248,875	245,328

Total liabilities and stockholders’ equity	$364,682	$366,692

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$48,461	$49,720
Cost of revenues	16,263	17,373
Amortization of acquired intangible assets	379	396

Gross profit	31,819	31,951
Operating expenses:
Research and development	4,010	5,413
Sales and marketing	18,536	18,629
General and administrative	8,825	9,142
Amortization of acquired intangible assets	574	530
Restructuring expenses	—	599

Total operating expenses	31,945	34,313

Operating loss	(126)	(2,362)
Other income (expense):
Interest income	39	4
Interest expense	(708)	(679)
Other income (expense), net	(259)	421

Total other expense	(928)	(254)

Loss before taxes	(1,054)	(2,616)
Income tax provision (benefit)	207	(749)

Net loss	$(1,261)	$(1,867)

Net loss per common share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted-average shares used in computing net loss per share:
Basic and diluted	88,938	88,697

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss, as reported	$(1,261)	$(1,867)
Foreign currency translation adjustments	4,246	9,863

Comprehensive income	$2,985	$7,996

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(1,261)	$(1,867)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,803	5,003
Stock-based compensation	547	714
Interest expense related to amortization of debt discount and debt issuance costs	102	97
Provision for doubtful accounts	396	6
Provision for excess and obsolete inventory	845	692
Other	242	—
Deferred income tax expense (benefit)	162	(830)
Changes in operating assets and liabilities:
Accounts receivable	685	(2,765)
Inventories	(2,562)	(1,088)
Prepaid expenses and other current assets	1,435	664
Other assets	508	72
Accounts payable	(3,083)	397
Accrued expenses and other	(4,965)	647
Deferred revenues	(285)	(130)

Net cash (used in) provided by operating activities	(1,431)	1,612
Investing activities:
Cash paid for acquisition of Brazilian subsidiary	—	(365)
Purchases of property and equipment	(3,519)	(1,663)
Purchase of intangible assets	—	(445)

Net cash used in investing activities	(3,519)	(2,473)
Financing activities:
Exercise of stock options	16	1
Borrowings under lines of credit	3,583	430
Repayments under lines of credit	(937)	(430)
Principal payments on capital lease obligations	(110)	(22)
Principal payments on notes payable	(1,881)	(753)

Net cash provided by (used in) financing activities	671	(774)

Effect of exchange rate changes on cash and cash equivalents	472	(56)

Net decrease in cash and cash equivalents	(3,807)	(1,691)
Cash and cash equivalents at beginning of period	20,666	23,168

Cash and cash equivalents at end of period	$16,859	$21,477

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its subsidiary, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa, South America and Latin America. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through Scient’x’s distributors in China, Korea and Australia.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited financial condensed consolidated statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the SEC on March 5, 2012.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $16.9 million and accounts receivable of $40.6 million at March 31, 2012 will be sufficient to fund its cash requirements through at least March 31, 2013. The Company’s amended credit facility (the “Amended Credit Facility”) with Silicon Valley Bank (“SVB”) contains financial covenants consisting of a monthly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit (see Note 6). In February 2012, the Company executed an additional amendment to the Amended Credit Facility which included a waiver from SVB for non-compliance with the minimum quarterly EBITDA covenant as of December 31, 2011 and the minimum adjusted quick ratio at December 31, 2011, January 31, 2012 and February 29, 2012. The amendment also accelerated one of the quarterly term loan payments of $0.6 million and it reduced the maximum amount available on the working capital line of credit from $22.0 million to $19.5 million (see Note 6).

Based on the Company’s board approved current operating plan, the Company believes that it is reasonably likely that it will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue growth or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility. In addition to the financial covenants, the Amended Credit Facility contains other covenants including subjective clauses that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Amended Credit Facility for any reason, the Company may not have sufficient cash on hand to repay the amounts borrowed under the Amended Credit Facility and would be forced to obtain alternative financing.

If the Company is not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the monthly and quarterly covenants or has other unanticipated expenditures, the Company may be required to attempt to seek a waiver of such covenants, renegotiate the Amended Credit Facility, and/or substantially reduce discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. There can be no assurances that such a waiver could be obtained, that the Amended Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations as discussed above. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2012. These accounting policies have not significantly changed during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for the Company beginning January 1, 2012. This amendment did not have a material impact on its consolidated financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for the Company beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance did not have an impact on the Company’s financial consolidated position or results of operations.

3. Acquisitions

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

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$41,974	$42,766
Allowance for doubtful accounts	(1,404)	(1,055)

Accounts receivables, net	$40,570	$41,711

Inventories

Inventories consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,652	$—	$4,652	$3,715	$—	$3,715
Work-in-process	1,369	—	1,369	2,088	—	2,088
Finished goods	55,689	(13,555)	42,134	53,287	(13,174)	40,113

Inventories, net	$61,710	$(13,555)	$48,155	$59,090	$(13,174)	$45,916

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2012	December 31, 2011
Surgical instruments	4	$53,909	$52,690
Machinery and equipment	7	13,122	12,462
Computer equipment	5	3,009	3,013
Office furniture and equipment	5	3,574	3,578
Leasehold improvements	various	4,075	3,657
Building	39	67	71
Land	n/a	13	14
Construction in progress	n/a	859	634

		78,628	76,119
Less accumulated depreciation and amortization		(46,539)	(44,643)

Property and equipment, net		$32,089	$31,476

Total depreciation expense was $3.5 million and $3.8 million for the three months ended March 31, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2012	December 31, 2011
Developed product technology	5-8	$23,144	$22,875
Distribution rights	3	4,381	4,531
Intellectual property	5	1,004	1,004
License agreements	1-7	14,297	14,297
Core technology	10	3,591	3,489
In-process technology	Indefinite	1,729	1,680
Trademarks and trade names	5-9	3,759	3,671
Customer-related	15	15,847	15,476
Distribution network	10	1,614	1,614
Physician education programs	10	3,059	2,972
Supply agreement	10	225	225

		72,650	71,834
Less accumulated amortization		(27,022)	(24,690)

Intangible assets, net		$45,628	$47,144

Total amortization expense was $2.3 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

5. License and Developmental Consulting Agreements

The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2011, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 5, 2012.

6. Debt

Loan and Security Agreement

As of March 31, 2012, the Company has a loan and security agreement with SVB that includes four amendments (collectively the “Amended Credit Facility”). The Amended Credit Facility consists of a $10.0 million term loan and a $19.5 million working capital line of credit. The term loan carries a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matures October 2015 and the Company is subject to a prepayment penalty if the term loan is repaid prior to maturity. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, which can be adjusted downward to the SVB prime rate plus a range of 1.0% to 3.0% depending on the result of the adjusted quick ratio covenant computed monthly. Minimum monthly interest totals $0.1 million. Interest only payments are due monthly and the principal is due at maturity, October 2013.

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

Under the Amended Credit Facility, the Company is required to maintain compliance with financial covenants consisting of a monthly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of the Company’s cash and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. As of March 31, 2012, the Company was in compliance with the minimum adjusted quick ratio covenant and the minimum quarterly EBITDA covenant.

In February 2012, the Company executed a fourth amendment to the Amended Credit Facility due to the Company not complying with the minimum quarterly EBITDA covenant as of December 31, 2011 and the minimum monthly adjusted quick ratio covenant as of December 31, 2011, January 31, 2012 and February 29, 2012. The amendment included a waiver for such non-compliance. The amendment also reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million and accelerated one of the quarterly term loan payments of $0.6 million which was due and payable upon execution of the fourth amendment. There was no change to the financial covenant requirements. In conjunction with this amendment, the Company paid SVB a fee of $50,000.

During the three months ended March 31, 2012, the Company repaid $0.9 million and drew an additional $3.6 million on the working capital line of credit and repaid $1.3 million under the term loan. The balance of the line of credit as of March 31, 2012 was $19.5 million. Amortization of debt discount and debt issuance costs, which were recorded as non-cash interest expense, totaled $0.1 for the three months ended March 31, 2012 and 2011.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 8.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through April 2017. As of March 31, 2012, the balance of these capital leases totaled $1.3 million. In the first quarter of 2012, the Company entered into leases for machinery and equipment for an aggregate principal balance of $1.1 million.

Principal payments on debt are as follows as of March 31, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012	$2,719
2013	22,017
2014	2,504
2015	1,875
2016	—
Thereafter	—

Total	29,115
Unamortized debt discount	(88)
Add: capital lease principal payments	1,275

Total	30,302
Less: current portion of long-term debt	(3,653)

Long-term debt, net of current portion	$26,649

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2014. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2012	$2,962	$328
2013	3,454	336
2014	2,594	267
2015	2,390	266
2016	1,280	243
Thereafter	430	79

	$13,110	1,519

Less: amount representing interest		(244)

Present value of minimum lease payments		1,275
Current portion of capital leases		(347)

Capital leases, less current portion		$928

Rent expense under operating leases for the three months ended March 31, 2012 and 2011 was $1.0 million and $0.9 million, respectively.

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and former certain Scient’x directors (who currently serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who currently serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who currently serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership clause in the distribution agreement with DAK. On April 5, 2012, the parties to this litigation reached an oral settlement agreement that is pending definitive documentation. Pursuant to the oral settlement agreement neither the Company nor any of its subsidiaries will make any payments to the plaintiffs. The final settlement and dismissal of this matter is contingent upon the execution of the definitive documentation.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the Court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

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

At March 31, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(1,261)	$(1,867)

Denominator:
Weighted average common shares outstanding	89,445	89,024
Weighted average unvested common shares subject to repurchase	(507)	(327)

Weighted average common shares outstanding—basic	88,938	88,697
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—

Weighted average common shares outstanding—diluted	88,938	88,697

Net loss per common share:
Basic and diluted net loss per share	$(0.01)	$(0.02)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	4,592	4,200
Unvested restricted share awards	507	327

Total	5,099	4,527

9. Equity Transactions

Warrants

In March 2012, the Company entered into a consulting agreement and pursuant to such consulting agreement, the Company issued a warrant to the consultant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant vests 25% on the last day of September 2012, December 2012, March 2013 and June 2013 and the warrant expires on March 1, 2015. The fair value of the warrants of $0.3 million was determined on the grant date using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rates of 1.17%, volatility of 77.8%, a 1 year term and no dividends yield.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.1 million during the three months ended March 31, 2012. The increase in unrecognized tax benefits during the three months ended March 31, 2012 was primarily related to an increase related to state research credits. The unrecognized tax benefits at March 31, 2012 were $4.3 million. With the facts and circumstances currently available to the Company, it is reasonably possible that $0.2 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax provision consists primarily of income tax provisions related to acquired Scient’x operations, state income taxes, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill offset by operations in Japan.

The Company is not currently under examination by the IRS. The Company has been contacted by the state of Texas and will be undergoing an exam of the 2009 year. A subsidiary of Scienti’x’s 2008, 2009 and 2010 tax years are currently under audit by the French tax authorities. No adjustments have been proposed that will have a material impact on the Statement of Operations.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three months ended March 31, 2012 and 2011 the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. For the three months ended March 31, 2012, included in International revenues were sales in Japan totaling $6.8 million which represented greater than 10 percent of consolidated revenues. For the three months ended March 31, 2011, included in International revenues were sales in Japan totaling $5.5 million which represented greater than 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$32,561	$33,860
International	15,900	15,860

Total consolidated revenues	$48,461	$49,720

Total assets by region were as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$193,360	$198,578
International	171,322	168,114

Total consolidated assets	$364,682	$366,692

12. Related Party Transactions

As of March 31, 2012, the Company had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P.

The Company has entered into indemnification agreements with certain of its directors which are named defendants in the Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements requires the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the three months ended March 31, 2012, the Company incurred legal expenses of approximately $0.4 million in connection with the Company’s indemnification obligations in the Orthotec matter.

Dr. Stephen H. Hochschuler served as a member of the Company’s and Alphatec Spine’s board of directors through April 30, 2012 and still serves as the Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the three months ended March 31, 2012 and 2011, the Company incurred costs of $30,000 and $60,000, respectively, in each period for advisory services provided by Dr. Hochschuler.

13. Restructuring Activities

Restructuring expense consists of severance and other personnel costs connected to the reorganization of the Company’s management and those costs associated with exit or disposal activities related to the acquisition of Scient’x.

14. Supplemental Cash Flow Disclosures

Purchases of property, plant and equipment included in accounts payable was $3.4 million and $2.4 million at March 31, 2012 and 2011, respectively. Property, plant and equipment purchased under capital lease obligations was $1.1 million for the three months ended March 31, 2012.

15. Subsequent Events

Equity Transaction

On May 8, 2012, the Company entered into an equity line of credit arrangement with Eclipse Advisors, LLC (“Eclipse”). Specifically, the Company entered into an Investment Agreement (the “Investment Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Eclipse is committed to purchase up to $25 million worth of shares of the Company’s common stock over the 24-month term of the Investment Agreement; provided, however, that the Company may not sell more than that number of shares of common stock that would require the Company to obtain stockholder approval under any applicable rule or regulation of the principal trading exchange or market for the common stock, including NASDAQ Listing Rule 5635, without first obtaining such stockholder approval. From time to time over the term of the Investment Agreement, and at the Company’s sole discretion, the Company may present Eclipse with put notices, to purchase the Company’s common stock in two tranches over a 31-day period (a “put period”) with each put period subject to being reduced by the Company based on a minimum threshold price of the Company’s common stock during the put period.

Once presented with a put notice, Eclipse is required to purchase: (i) 50% of the dollar amount of the shares specified in the put notice on the 16th day after the date of the put notice; and (ii) 50% of the dollar amount of the shares specified in the put notice on the 31st day after the date of the put notice. The price per share for the sale of such common stock for each of the two closings in a put period shall be 90% of the volume weighted average price for the Company’s common stock over the trading days that exist during the 15 days prior to such closing date. If the daily volume weighted average price of the Company’s common stock falls below a threshold price established by the Company on any trading day during a put period, the Company has the right to send a cancellation notice to Eclipse, which will reduce the Company’s obligation to sell the shares to Eclipse to no greater than 50% of the dollar amount set forth in the put notice.

Upon execution of the Investment Agreement and as provided for therein, the Company issued Eclipse 231,045 shares of common stock representing a $500,000 commitment fee, determined by dividing $500,000 by the volume weighted average price for the Company’s common stock for the five trading days preceding the effective date of the Investment Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ending December 31, 2011, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Cost of revenues. Cost of revenues consists of direct product costs, royalties, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-allograft implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing of human tissue. We incur royalties related to technology we license from others and products developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2012	2011
Revenues	$48,461	$49,720
Cost of revenues	16,263	17,373
Amortization of acquired intangible assets	379	396

Gross profit	31,819	31,951
Operating expenses:
Research and development	4,010	5,413
Sales and marketing	18,536	18,629
General and administrative	8,825	9,142
Amortization of acquired intangible assets	574	530
Restructuring expenses	—	599

Total operating expenses	31,945	34,313

Operating loss	(126)	(2,362)
Other income (expense):
Interest income	39	4
Interest expense	(708)	(679)
Other income (expense), net	(259)	421

Total other income (expense)	(928)	(254)

Loss from continuing operations before taxes	(1,054)	(2,616)
Income tax (benefit) provision	207	(749)

Net loss	$(1,261)	$(1,867)

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues. Revenues were $48.5 million for the three months ended March 31, 2012 compared to $49.7 million for the three months ended March 31, 2011, representing a decrease of $1.3 million, or 2.5%. The decrease was comprised of $1.3 million of sales in the U.S. region.

U.S. revenues were $32.6 million for the three months ended March 31, 2012 compared to $33.9 million for the three months ended March 31, 2011, representing a decrease of $1.3 million, or 3.8%. The decrease was due to decrease in the sales of instruments and implants ($1.7 million) and a decrease in the sales of Scient’x products ($0.8 million), partially offset by an increase in Biologics ($1.2 million).

International revenues were $15.9 million for the three months ended March 31, 2012 and for the three months ended March 31, 2011. The sales of Alphatec products and Scient’x products were consistent in both periods. The revenues are inclusive of $0.1 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $16.3 million for the three months ended March 31, 2012 compared to $17.4 million for the three months ended March 31, 2011, representing a decrease of $1.1 million, or 6.4%. The decrease was primarily related to lower product costs due to a decrease in sales and variation in product mix ($1.4 million) and a decrease in inventory step-up expense related to the Scient’x acquisition ($0.4 million), offset by the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($1.0 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended March 31, 2012 and for the three months ended March 31, 2011. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $31.8 million for the three months ended March 31, 2012 compared to $32.0 million for the three months ended March 31, 2011, representing a decrease of $0.1 million, or 0.4%. The decrease is the result of a decrease in sales year over year, offset by an improvement in cost of sales.

Gross margin. Gross margin was 65.7% for the three months ended March 31, 2012 compared to 64.3% for the three months ended March 31, 2011. The increase of 1.4% was the result of a decrease in cost of revenues, offset by a variance in product mix.

Gross margin for the U.S. region was 70.2% for the three months ended March 31, 2012 compared to 72.1% for the three months ended March 31, 2011. The decrease of 1.9% was primarily the result of added amortization expense of $1.0 million associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws.

Gross margin for the International region was 56.4% for the three months ended March 31, 2012 compared to 47.5% for the three months ended March 31, 2011. The increase of 8.9% was the result of a decrease in inventory step-up expense related to the Scient’x acquisition of $0.4 million and variance in regional and product mix.

Research and development expense. Research and development expense was $4.0 million for the three months ended March 31, 2012 compared to $5.4 million for the three months ended March 31, 2011, representing a decrease of $1.4 million, or 25.9%. The decrease was primarily related to reduced European research and development activities to support the Scient’x products ($0.4 million), reduced personnel expenses in the U.S. ($0.4 million), and reduced activity due to the variation in the timing of the cycle for development and testing ($0.6 million).

Sales and marketing expense. Sales and marketing expense was $18.5 million for the three months ended March 31, 2012 compared to $18.6 million for the three months ended March 31, 2011, representing a decrease of $0.1 million, or 0.5%. The expense profile in 2012 is consistent with 2011.

General and administrative expense. General and administrative expense was $8.8 million for the three months ended March 31, 2012 compared to $9.1 million for the three months ended March 31, 2011, representing a decrease of $0.3 million, or 3.5%. The expense profile in 2012 is consistent with 2011.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.6 million for the three months ended March 31, 2012 compared to $0.5 million for the three months ended March 31, 2011, representing an increase of $0.1 million, or 8.3%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Restructuring expense. Restructuring expense was $0 for the three months ended March 31, 2012 compared to $0.6 million for the three months ended March 31, 2011. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Interest expense. Interest expense was $0.7 million for the three months ended March 31, 2012 and for the three months ended March 31, 2011. Interest expense consisted primarily of interest related to loan agreements and lines of credit with Silicon Valley Bank and the associated amortization expenses related to loan costs.

Other income (expense), net. Other expense was $0.3 million for the three months ended March 31, 2012 compared to $0.4 million of income for the three months ended March 31, 2011, representing a decrease in income of $0.7 million, or 161.5%. The decrease was due to unfavorable foreign currency exchange results realized in 2012 as compared to favorable results in 2011.

Income tax provision (benefit). Income tax was a provision of $0.2 million for the three months ended March 31, 2012 compared to a benefit of ($0.7) million for the three months ended March 31, 2011. The income tax provision consists primarily of income tax provisions related to acquired Scient’x operations, state income taxes, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill offset by operations in Japan.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,261)	$(1,867)
Stock-based compensation	547	714
Depreciation	3,456	3,772
Amortization of intangible assets	1,394	305
Amortization of acquired intangible assets	953	926
Interest expense, net	669	675
Income tax provision (benefit)	207	(749)
Other (income) expense, net	259	(421)
Acquisition-related inventory step-up	—	430
Restructuring expenses	—	599

Adjusted EBITDA	$6,224	$4,384

Liquidity and Capital Resources

At March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $16.9 million and accounts receivable, net of $40.6 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2013.

Our Amended Credit Facility with Silicon Valley Bank, or SVB, contains financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow. As of March 31, 2012, we were in compliance with both the minimum adjusted quick ratio covenant and the minimum quarterly free cash flow covenant (See “Credit Facility and Other Debt” below).

Based on our current operating plan, we believe that it is reasonably likely that we will be in compliance with our financial covenants of the Amended Credit Facility in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue growth or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Amended Credit Facility. In addition to the financial covenants, the Amended Credit Facility contains other covenants including subjective covenants that would allow the lender to declare the loan immediately due and payable. Upon the occurrence of a covenant violation or other event of default that is not waived, the lender could elect to declare all amounts outstanding under the Amended Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If the lender were to accelerate the repayment of borrowings under the Amended Credit Facility for any reason, we may not have sufficient cash on hand to repay the amounts borrowed under the Amended Credit Facility and would be forced to obtain alternative financing.

If we are not able to achieve the minimum targeted revenue growth and related improvements in profitability to meet the monthly and quarterly covenants or we have other unanticipated expenditures, we may be required to attempt to seek a waiver of such covenants, renegotiate the amended credit facility, seek additional capital and/or substantially reduce discretionary spending, which could have a material adverse effect on our ability to achieve our intended business objectives. There can be no assurances that such a waiver could be obtained, that the Amended Credit Facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are unable to obtain any required waivers or amendments, the lender would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations as discussed above. We may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of March 31, 2012.

As a result of the continued volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain additional financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to timely replace maturing liabilities and to access the capital markets to meet liquidity needs.

Operating Activities

We used net cash of $1.4 million from operating activities for the three months ended March 31, 2012. During this period, net cash used in operating activities primarily consisted of a net loss of $1.3 million and an increase in working capital and other assets of $8.3 million, which were offset by $8.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $8.3 million consisted of increases in inventory of $2.6 million and decreases in accounts payable of $3.1 and decreases in accrued expenses and other liabilities of $5.0 million, partially offset by decreases in accounts receivable of $0.7 million and decreases in prepaid expenses and other assets of $1.9 million. The large decrease in accrued expenses was primarily attributable to a $5 million payment in January 2012 in connection with the Biomet litigation settlement.

Investing Activities

We used net cash of $3.5 million in investing activities for the three months ended March 31, 2012 primarily for the purchase of surgical instruments.

Financing Activities

Financing activities provided net cash of $0.7 million from for the three months ended March 31, 2012. Cash received from borrowings under our line of credit totaled $3.6 million. We made principal payments on notes payable totaling $1.9 million, of which $1.3 million was on our term loan with SVB, and $0.9 million was on our line of credit with SVB.

Credit Facility and Other Debt

As of March 31, 2012, the Company has a loan and security agreement with SVB that includes four amendments (collectively the “Amended Credit Facility”). The Amended Credit Facility consists of a $10.0 million term loan and a $19.5 million working capital line of credit. The term loan carries a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matures October 2015 and the Company is subject to a prepayment penalty if the term loan is repaid prior to maturity. The actual amount available under the line of credit is based on eligible accounts receivable and eligible inventory. The working capital line of credit carries an interest rate equal to the SVB prime rate plus 3.5%, which can be adjusted downward to the SVB prime rate plus a range of 1.0% to 3.0% depending on the result of the adjusted quick ratio covenant computed monthly. Minimum monthly interest totals $0.1 million. Interest only payments are due monthly and the principal is due at maturity, October 2013.

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

Under the Amended Credit Facility, the Company is required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the Amended Credit Facility balance. As of March 31, 2012, the Company was in compliance with the minimum adjusted quick ratio covenant and the minimum quarterly EBITDA covenant.

In February 2012, the Company executed a fourth amendment to the Amended Credit Facility due to the Company not complying with the minimum quarterly EBITDA covenant as of December 31, 2011 and the minimum adjusted quick ratio at December 31, 2011, January 31, 2012 and February 29, 2012. The amendment included a waiver for such non-compliance for the quarterly period ended December 31, 2011. The amendment also reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million and accelerated one of the quarterly term loan payments of $0.6 million which was due and payable upon execution of the amendment. There was no change to the financial covenant requirements. In conjunction with this amendment, the Company paid SVB a fee of $50,000.

During the three months ended March 31, 2012, the Company repaid $0.9 million and drew an additional $3.6 million on the working capital line of credit and repaid $1.3 million under the term loan. The balance of the line of credit as of March 31, 2012 was $19.5 million.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 8.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through April 2017. As of March 31, 2012, the balance of these capital leases totaled $1.3 million. In the first quarter of 2012, we entered into leases for machinery and equipment for an aggregate principal balance of $1.1 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (9 months)	2013	2014	2015	2016	Thereafter
Term loan with SVB	$8,750	$1,875	$2,500	$2,500	$1,875	$—	$—
Line of Credit with SVB	19,500	—	19,500	—	—	—	—
Note payable to Oracle	155	155	—	—	—	—	—
Notes payable for insurance premiums	617	617	—	—	—	—	—
Notes payable to Japanese banks	136	72	60	4	—	—	—
Capital lease obligations	1,275	261	264	213	230	229	78
Operating lease obligations	13,109	2,962	3,453	2,594	2,390	1,280	430
Guaranteed minimum royalty obligations	5,640	1,248	1,098	1,098	1,098	1,098	—
New product development milestones (1)	9,700	3,000	1,600	—	2700	200	2,200
Litigation Settlement	13,000	3,000	3,000	4,000	3,000

Total	$71,882	$13,190	$31,475	$10,409	$11,293	$2,807	$2,708

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$30	$47
Research and development	85	101
Sales and marketing	157	205
General and administrative	275	361

Total	$547	$714

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for the Company beginning January 1, 2012. This amendment did not have a material impact on its consolidated financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for the Company beginning January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of March 31, 2012, our outstanding floating rate indebtedness totaled $19.5 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.2 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen and Brazilian Real, in which our revenues and profits are denominated. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2012.

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

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and former certain Scient’x directors (who currently serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who currently serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who currently serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership clause in the distribution agreement with DAK. On April 5, 2012, the parties to this litigation reached an oral settlement agreement that is pending definitive documentation. Pursuant to the oral settlement agreement neither the Company nor any of its subsidiaries will make any payments to the plaintiffs. The final settlement and dismissal of this matter is contingent upon the execution of the definitive documentation.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the Court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

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

At March 31, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 26, 2012, in connection with a consulting agreement we entered into with a consultant, we issued to such consultants a warrant to purchase 500,000 shares of our common stock at an exercise price of $2.50 per share. The warrant may be exercised by the holder by paying the exercise price in cash pursuant to “cashless exercise” of the warrant of by a combination of the two methods. The warrant vests 25% on the last day of September 2012, December 2012, March 2013 and June 2013. We did not receive any consideration for the issuance of the warrants. The warrants were issued in reliance upon the private offering exemption of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated there under based on the following factors: (i) there was only one recipient of the warrant; (ii) the absence of general solicitation; (iii) representations obtained from the warrant holder relative to its accreditation and/or sophistication; (iv) the provision of appropriate disclosure; and (v) the placement of restrictive legends on the certificates reflecting the securities coupled with investment representations obtained from the warrant holder. The Company does not have an obligation, nor does it anticipate, registering the warrant or the shares of common stock issued upon the exercise of such warrant for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended March 31, 2012 were as follows:

Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2012	—	$—	—	—
February 2012	—	$—	—	—
March 2012	—	$—	—	—

Item 6.	Exhibits

*10.1	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie H. Cross, dated February 26, 2012.

*10.2	Second Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Dirk Kuyper, dated February 26, 2012.

*10.3	Summary Description of the Alphatec Holdings, Inc. 2012 Bonus Plan

10.4	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated February 26, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: May 8, 2012

Exhibit Index

*10.1	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie H. Cross, dated February 26, 2012.

*10.2	Second Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Dirk Kuyper, dated February 26, 2012.

*10.3	Summary Description of the Alphatec Holdings, Inc. 2012 Bonus Plan

10.4	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated February 26, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.