Form 10-Q
period 2012-06-30
Alphatec Holdings, Inc.
filed 2012-08-08
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 8, 2012, there were 89,903,595 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$22,023	$20,666
Accounts receivable, net	38,800	41,711
Inventories, net	47,412	45,916
Prepaid expenses and other current assets	6,020	6,888
Deferred income tax assets	1,105	1,248

Total current assets	115,360	116,429

Property and equipment, net	31,516	31,476
Goodwill	165,144	168,609
Intangibles, net	42,215	47,144
Other assets	2,818	3,034

Total assets	$357,053	$366,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,956	$17,390
Accrued expenses	32,782	32,583
Deferred revenue	2,651	2,768
Current portion of long-term debt	766	4,396

Total current liabilities	50,155	57,137

Long-term debt, less current portion	35,307	23,802
Other long-term liabilities	11,593	12,997
Deferred income tax liabilities	1,695	3,825
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2012 and December 31, 2011; 3,319 shares issued and outstanding at both June 30, 2012 and December 31, 2011	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2012 and December 31, 2011; 89,904 and 89,362 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	387,551	386,224
Accumulated other comprehensive loss	(7,132)	(2,812)
Accumulated deficit	(145,631)	(137,996)

Total stockholders’ equity	234,700	245,328

Total liabilities and stockholders’ equity	$357,053	$366,692

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$48,235	$50,862	$96,696	$100,582
Cost of revenues	17,666	20,585	33,929	37,958
Amortization of acquired intangible assets	373	416	752	812

Gross profit	30,196	29,861	62,015	61,812
Operating expenses:
Research and development	3,777	4,382	7,787	9,795
Sales and marketing	19,529	19,291	38,065	37,920
General and administrative	10,132	8,938	18,957	18,080
Amortization of acquired intangible assets	509	554	1,083	1,084
Restructuring expenses	—	—	—	599

Total operating expenses	33,947	33,165	65,892	67,478

Operating loss	(3,751)	(3,304)	(3,877)	(5,666)
Other income (expense):
Interest income	36	51	75	55
Interest expense	(3,578)	(888)	(4,286)	(1,567)
Other income (expense), net	(9)	335	(268)	756

Total other income (expense)	(3,551)	(502)	(4,479)	(756)

Loss from continuing operations before taxes	(7,302)	(3,806)	(8,356)	(6,422)
Income tax benefit	(928)	(762)	(721)	(1,511)

Net loss	$(6,374)	$(3,044)	$(7,635)	$(4,911)

Net loss per common share:
Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.09)	$(0.06)

Weighted-average shares used in computing net loss per share:
Basic and diluted	89,218	88,740	89,078	88,720

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(6,374)	$(3,044)	$(7,635)	$(4,911)
Foreign currency translation adjustments	(8,566)	2,413	(4,320)	12,276

Comprehensive income (loss)	$(14,940)	$(631)	$(11,955)	$7,365

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(7,635)	$(4,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,623	9,982
Stock-based compensation	1,210	1,448
Interest expense related to amortization of debt discount and debt issuance costs	771	189
Provision for doubtful accounts	928	116
Provision for excess and obsolete inventory	2,810	1,402
Deferred income tax benefit	(2,006)	(1,668)
Other noncash items	1,098	—
Changes in operating assets and liabilities:
Accounts receivable	1,635	(3,164)
Inventories	(3,927)	2,949
Prepaid expenses and other current assets	1,146	241
Other assets	551	187
Accounts payable	(3,349)	(1,285)
Accrued expenses and other	(1,164)	(825)
Deferred revenues	(117)	(105)

Net cash provided by operating activities	3,574	4,556
Investing activities:
Cash paid for acquisition of Brazilian subsidiary	—	(490)
Purchases of property and equipment	(7,998)	(3,882)
Purchase of intangible assets	(650)	(445)

Net cash used in investing activities	(8,648)	(4,817)
Financing activities:
Exercise of stock options	16	97
Borrowings under lines of credit	47,143	430
Repayments under lines of credit	(29,956)	(430)
Principal payments on notes payable and capital lease obligations	(11,470)	(1,249)

Net cash provided by (used in) financing activities	5,733	(1,152)

Effect of exchange rate changes on cash and cash equivalents	698	6

Net increase (decrease) in cash and cash equivalents	1,357	(1,407)
Cash and cash equivalents at beginning of period	20,666	23,168

Cash and cash equivalents at end of period	$22,023	$21,761

	Six Months Ended June 30,
	2012	2011
Supplemental cash flow information:
Cash paid for interest	$1,107	$1,224
Cash paid for income taxes	$423	$209
Purchases of property and equipment in accounts payable	$3,151	$3,022
Property and equipment purchased under capital lease	$1,149	—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through Scient’x’s distributors in China, Korea and Australia.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $22.0 million and accounts receivable of $38.8 million at June 30, 2012 will be sufficient to fund its cash requirements through at least June 30, 2013. The Company’s credit facility (the “Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a quarterly fixed charge coverage ratio and a senior leverage ratio (see Note 6).

Based on the Company’s board approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurances that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2012. These accounting policies have not significantly changed during the six months ended June 30, 2012.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment is effective for the Company beginning January 1, 2012. This amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

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

4. Select Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$40,233	$42,766
Allowance for doubtful accounts	(1,433)	(1,055)

Accounts receivables, net	$38,800	$41,711

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,637	$—	$4,637	$3,715	$—	$3,715
Work-in-process	1,745	—	1,745	2,088	—	2,088
Finished goods	55,344	(14,314)	41,030	53,287	(13,174)	40,113

Inventories, net	$61,726	$(14,314)	$47,412	$59,090	$(13,174)	$45,916

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2012	December 31, 2011
Surgical instruments	4	$56,007	$52,690
Machinery and equipment	7	13,866	12,462
Computer equipment	5	3,253	3,013
Office furniture and equipment	5	3,614	3,578
Leasehold improvements	various	4,066	3,657
Building	39	69	71
Land	n/a	14	14
Construction in progress	n/a	361	634

		81,250	76,119
Less accumulated depreciation and amortization		(49,734)	(44,643)

Property and equipment, net		$31,516	$31,476

Total depreciation expense was $3.5 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively. Total depreciation expense was $7.0 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2012	December 31, 2011
Developed product technology	5-8	$22,546	$22,875
Distribution rights	3	4,476	4,531
Intellectual property	5	1,004	1,004
License agreements	1-7	14,947	14,297
Core technology	10	3,363	3,489
In-process technology	Indefinite	1,620	1,680
Trademarks and trade names	5-9	3,563	3,671
Customer-related	15	14,944	15,476
Distribution network	10	1,614	1,614
Physician education programs	10	2,866	2,972
Supply agreement	10	225	225

		71,168	71,834
Less accumulated amortization		(28,953)	(24,690)

Intangible assets, net		$42,215	$47,144

Total amortization expense was $2.3 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively. Total amortization expense was $4.6 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.

5. License and Supply Agreements

The Company’s license and supply agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2011, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 5, 2012. The description below is a supplement to such description in the Form 10-K.

Expandable VBR License and Consulting Agreement

On May 7, 2012, the Company and Stout Medical Group LP (“Stout”) entered into a mutual termination and release agreement (the “Termination Agreement”) that terminated an agreement that the Company and Stout entered into in March 2008 and amended in March 2009 and December 2010 (the “Amended and Restated License Agreement”). The Amended and Restated License Agreement provided the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. Since the execution of the original license agreement in 2008, the Company had engaged in limited commercialization activities related to the intellectual property that were the subject of this license agreement. Prior to the December 2010 amendment all commercialization activities had ceased all together, and it appeared that such activities were not likely to be initiated in the near future. Therefore, prior to December 2010, and thereafter the agreement no longer qualified as a material contract under Item 601 of Regulation S-K. Under the terms of the Amended and Restated License Agreement the Company had previously issued to Stout 101,944 shares of restricted stock of the Company. Additionally, under the Amended and Restated License Agreement the Company was required to make annual minimum royalty payments beginning in 2011. The Termination Agreement discharged the Company’s obligations under the Amended and Restated License Agreement including the annual minimum royalty payments. The Company reversed previously accrued minimum royalties of approximately $0.4 million in cost of revenues in the three and six months ended June 30, 2012. Under the terms of the Termination Agreement Stout retained the 101,944 shares of the Company’s common stock that had been previously issued.

License Agreement with Merlot Orthopedix, Inc.

On June 12, 2012, the Company and Merlot Orthopedix, Inc. (“Merlot Ortho”) entered into a mutual termination and release agreement that terminated a license agreement that the Company and Merlot Ortho entered into in July 2010 (the “Merlot Ortho Agreement”). The Merlot Ortho Agreement provided the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. Since the execution of the license agreement in 2010, the Company had engaged in limited commercialization activities related to the intellectual property that were the subject of this license agreement, and such commercialization was not material to the Company’s business. Therefore, the agreement did not qualify as a material contract under Item 601 of Regulation S-K. The mutual termination and release agreement discharged the Company’s obligations under the Merlot Ortho Agreement and the Company paid Merlot Ortho $0.3 million, which was expensed in the three and six months ended June 30, 2012.

Supply Agreement

On June 22, 2012, the Company entered into a Private Label Supply agreement with a third party supplier (the “Supply Agreement”). Under the Supply Agreement the Company made an up-front payment of $0.7 million and will make two additional milestone payments of $0.2 million each upon shipment of product by the third-party supplier. Additionally, the Company is required to meet certain minimum purchase requirements of up to $3.4 million per year. The up-front payment was capitalized as an intangible asset and will be amortized on a per-unit basis over the four-year term of the agreement.

6. Debt

Loan and Security Agreement

On June 7, 2012, the Company entered into the Credit Facility with MidCap, which permits the Company to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. The revolving line of credit carries an interest equal to LIBOR plus 6%.

The Credit Facility includes traditional lending and reporting covenants including a quarterly fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’ right to declare all outstanding obligation immediately due and payable. The Company was in compliance with all of the covenants of the Credit Facility as of June 30, 2012, however, it did not meet a requirement under the Credit Facility to maintain a majority of its consolidated cash balance within a U.S. banking institution. MidCap has moved the effective date of this requirement to August 31, 2012.

Upon execution of the Credit Facility, the Company drew $34.3 million on the Credit Facility to pay off its existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and its existing line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million and wrote-off $0.6 million of unamortized debt issuance and debt discount costs related to the SVB Credit Facility. The total loss on extinguishment of debt costs of $2.9 million is included in interest expense in the three and six months ended June 30, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million which were capitalized as deferred debt issuance costs and are being amortized over the term of the Credit Facility using the effective interest method.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 8.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through April 2017. As of June 30, 2012, the balance of these capital leases totaled $1.2 million. In the first half of 2012, the Company entered into leases for machinery and equipment for an aggregate principal balance of $1.1 million.

Principal payments on debt are due as follows as of June 30, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012	$421
2013	58
2014	—
2015	34,438
2016	—
Thereafter	—

Total	34,917
Add: capital lease principal payments	1,156

Total	36,073
Less: current portion of long-term debt	(766)

Long-term debt, net of current portion	$35,307

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2017. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2012	$2,007	$205
2013	3,621	300
2014	2,748	271
2015	2,455	271
2016	1,280	245
Thereafter	415	86

	$12,526	1,378

Less: amount representing interest		(222)

Present value of minimum lease payments		1,156
Current portion of capital leases		(286)

Capital leases, less current portion		$870

Rent expense under operating leases for the three months ended June 30, 2012 and 2011 was $0.9 million. Rent expense under operating leases for the six months ended June 30, 2012 and 2011 was $1.9 million and $1.8 million, respectively.

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain former Scient’x directors (who currently serve on the Company’s board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who currently serve on the Company’s board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who currently serve on the Company’s board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership clause in the distribution agreement with DAK. In May, 2012, the parties to this litigation entered into a settlement and release agreement. Pursuant to the settlement and release agreement neither the Company nor any of its subsidiaries will make any payments to the plaintiffs.

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (the “FCA”) that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. The relators in the complaint were the principals of the plaintiff in the DAK Surgical matter discussed above. Under the FCA, the United States Department of Justice, Civil Division, (“DOJ”), had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither the Company nor Scient’x USA have been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x USA’s business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint. However, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint and the defendants have answered this amended complaint with a motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

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

At June 30, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(6,374)	$(3,044)	$(7,635)	$(4,911)

Denominator:
Weighted average common shares outstanding	89,771	89,116	89,608	89,070
Weighted average unvested common shares subject to repurchase	(553)	(376)	(530)	(350)

Weighted average common shares outstanding - basic	89,218	88,740	89,078	88,720
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	89,218	88,740	89,078	88,720

Net loss per common share:
Basic and diluted net loss per share	$(0.07)	$(0.03)	$(0.09)	$(0.06)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock	4,987	3,364	4,815	4,163
Unvested restricted share awards	553	376	530	350

Total	5,540	3,740	5,345	4,513

9. Equity Transactions

Warrants

In March 2012, the Company entered into a consulting agreement with a third-party entity and pursuant to such consulting agreement, the Company issued a warrant to the consultant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant vests 25% on the last day of September 2012, December 2012, March 2013 and June 2013 and the warrant expires on March 1, 2015.

Eclipse Advisors, LLC

On May 8, 2012, the Company entered into an equity line of credit arrangement with Eclipse Advisors, LLC (“Eclipse”), which provides that, upon the terms and subject to the conditions set forth therein, the Company is entitled to sell and Eclipse is committed to purchase up to $25 million of shares of the Company’s common stock over a 24-month term (the “Investment Agreement). From time to time, and at the Company’s sole discretion, the Company may present Eclipse with put notices, to purchase the Company’s common stock in two tranches over a 31-day period (a “put period”) with each put period subject to being reduced by the Company based on a minimum threshold price of the Company’s common stock during the put period. The Company may not present Eclipse with a new put notice at any time there is an outstanding put notice.

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

Upon execution of the Investment Agreement and as provided for therein, the Company issued Eclipse 231,045 shares of common stock representing a $500,000 commitment fee, determined by dividing $500,000 by the volume weighted average price for the Company’s common stock for the five trading days preceding the effective date of the Investment Agreement. The Company has not sold any shares to Eclipse under the Investment Agreement.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.6 million during the six months ended June 30, 2012. The increase in unrecognized tax benefits during the six months ended June 30, 2012 was primarily related to an increase related to state research credits and uncertain tax positions within the Company’s French subsidiaries. The unrecognized tax benefits at June 30, 2012 were $4.8 million. With the facts and circumstances currently available to the Company, it is reasonably possible that $0.7 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax benefit consists primarily of income tax benefits related to acquired Scient’x operations partially offset by a valuation allowance on the French deferred tax assets, state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill, French exam adjustments, and operations in Japan and Brazil.

The Company is not currently under examination by the IRS. The Company has been contacted by the State of Texas and will be undergoing an exam of the 2009 year. A subsidiary of Scienti’x’s 2008, 2009 and 2010 tax years are currently under audit by the French tax authorities. The Company has provided for uncertain tax positions and believes that it has adequately provided for the items under exam. If the ultimate liability differs from the amount provided, the difference will be reflected in the consolidated statement of operations in the period in which it occurs.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.

During the three and six months ended June 30, 2012 and 2011, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the three and six months ended June 30, 2012 totaled $6.8 million and $13.7 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods. For the three and six months ended June 30, 2011, sales in Japan totaled $5.6 million and $11.1 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$32,888	$34,539	$65,449	$68,399
International	15,347	16,323	31,247	32,183

Total consolidated revenues	$48,235	$50,862	$96,696	$100,582

Total assets by region were as follows (in thousands):

	June 30, 2012	December 31, 2011
United States	$192,864	$198,578
International	164,189	168,114

Total consolidated assets	$357,053	$366,692

12. Related Party Transactions

As of June 30, 2012, the Company had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

The Company has entered into indemnification agreements with certain of its directors which are named defendants in the Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the six months ended June 30, 2012, the Company incurred legal expenses of approximately $1.2 million in connection with the Company’s indemnification obligations in the Orthotec matter.

Dr. Stephen H. Hochschuler served as a member of the Company’s and Alphatec Spine’s board of directors through April 30, 2012 and still serves as the Chairman of Alphatec Spine’s Scientific Advisory Board. The Company, Alphatec Spine and Dr. Hochschuler entered into a consulting agreement on October 13, 2006, as amended in November 2011 (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Dr. Hochschuler is required to provide advisory services related to the spinal implant industry and the Company’s research and development strategies. For the six months ended June 30, 2012 and 2011, the Company incurred costs of $60,000 and $120,000, respectively, for advisory services provided by Dr. Hochschuler

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ending December 31, 2011, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In general, except for those countries where we have a direct sales force (the U.S., Japan, France, Italy, and the United Kingdom), we use independent distributors that purchase our products and market them to their surgeon customers. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the sooner of when payments become due or cash is received from the related distributors.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$48,235	$50,862	$96,696	$100,582
Cost of revenues	17,666	20,585	33,929	37,958
Amortization of acquired intangible assets	373	416	752	812

Gross profit	30,196	29,861	62,015	61,812
Operating expenses:
Research and development	3,777	4,382	7,787	9,795
Sales and marketing	19,529	19,291	38,065	37,920
General and administrative	10,132	8,938	18,957	18,080
Amortization of acquired intangible assets	509	554	1,083	1,084
Restructuring expenses	—	—	—	599

Total operating expenses	33,947	33,165	65,892	67,478

Operating loss	(3,751)	(3,304)	(3,877)	(5,666)
Other income (expense):
Interest income	36	51	75	55
Interest expense	(3,578)	(888)	(4,286)	(1,567)
Other income, net	(9)	335	(268)	756

Total other income (expense)	(3,551)	(502)	(4,479)	(756)

Loss from continuing operations before taxes	(7,302)	(3,806)	(8,356)	(6,422)
Income tax benefit	(928)	(762)	(721)	(1,511)

Net loss	$(6,374)	$(3,044)	$(7,635)	$(4,911)

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues. Revenues were $48.2 million for the three months ended June 30, 2012 compared to $50.8 million for the three months ended June 30, 2011, representing a decrease of $2.6 million, or 5.2%. The decrease was comprised of $1.6 million and $1.0 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $32.9 million for the three months ended June 30, 2012 compared to $34.5 million for the three months ended June 30, 2011, representing a decrease of $1.6 million, or 4.8%. The decrease was due to a decrease in the sales of instruments and implants ($2.4 million) and a decrease in the sales of Scient’x products ($0.6 million), offset by an increase in sales of Biologics ($1.4 million).

International revenues were $15.3 million for the three months ended June 30, 2012 compared to $16.3 million for the three months ended June 30, 2011, representing a decrease of $1.0 million, or 6.0%. The decrease was due to a decrease in Scient’x sales ($2.4 million), offset by increased sales of Alphatec products ($1.4 million). The decrease in revenues is inclusive of $0.8 million in negative exchange rate effect.

Cost of revenues. Cost of revenues was $17.7 million for the three months ended June 30, 2012 compared to $20.6 million for the three months ended June 30, 2011, representing a decrease of $2.9 million, or 14.2%. The decrease was primarily related to lower product costs due to a decrease in sales volume and variation in product mix ($0.4 million), favorable manufacturing and absorption variances ($1.7 million), a reduction to inventory adjustments ($1.1 million), a reduction in instrument depreciation expense ($0.4 million), a reduction in royalty and milestone expenses due to the cancellation of agreements ($0.5 million) and a decrease in inventory step-up expense related to the Scient’x acquisition ($0.3 million), offset by an increase in the reserve for excess and obsolete inventory ($0.5 million) and the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($1.0 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended June 30, 2012 and for the three months ended June 30, 2011. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $30.2 million for the three months ended June 30, 2012 compared to $29.9 million for the three months ended June 30, 2011, representing an increase of $0.3 million, or 1.1%. The increase was due to a reduction in the cost of revenues ($2.6 million), offset by a decrease in sales volume and variation in product mix ($2.3 million).

Gross margin. Gross margin was 62.6% for the three months ended June 30, 2012 compared to 58.7% for the three months ended June 30, 2011. The increase of 3.9 percentage points was the result of a reduction in the cost of revenues.

Gross margin for the U.S. region was 68.6% for the three months ended June 30, 2012 compared to 62.9% for the three months ended June 30, 2011. The increase of 5.7 percentage points was the result of reduced cost of revenues ($3.2 million), offset by a decrease in sales volume and variation in product mix ($2.4 million).

Gross margin for the International region was 49.6% for the three months ended June 30, 2012 compared to 49.9% for the three months ended June 30, 2011. The decrease of 0.3 percentage points was the result of increased cost of revenues ($0.6 million), offset by an increase due to variation in product mix ($0.1 million).

Research and development expense. Research and development expense was $3.8 million for the three months ended June 30, 2012 compared to $4.4 million for the three months ended June 30, 2011, representing a decrease of $0.6 million, or 13.8%. The reduction in expenses was primarily related to a reduction in European research and development activities supporting the Scient’x products ($0.5 million).

Sales and marketing expense. Sales and marketing expense was $19.5 million for the three months ended June 30, 2012 compared to $19.3 million for the three months ended June 30, 2011, representing a decrease of $0.2 million, or 1.2%. The expense profile in 2012 is consistent with 2011.

General and administrative expense. General and administrative expense was $10.1 million for the three months ended June 30, 2012 compared to $8.9 million for the three months ended June 30, 2011, representing an increase of $1.2 million, or 13.4%. The increase was primarily related to increased legal expense ($0.5 million), increased expenses related to executive management ($0.6 million) and increased expenses related to the international region ($0.4 million), offset by a reduction in IT related expenses ($0.4 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended June 30, 2012 compared to $0.6 million for the three months ended June 30, 2011, representing a decrease of $0.1 million. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Interest expense. Interest expense was $3.6 million for the three months ended June 30, 2012 compared to $0.9 million for the three months ended June 30, 2011, representing an increase of $2.7 million. Interest expense for the three months ended June 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs. Excluding the loss on extinguishment of debt, the reduction in interest expense was due to lower indebtedness during the three months ended June 30, 2012 as compared to 2011.

Other income (expense), net. Other income (expense), net was $0.0 million for the three months ended June 30, 2012 compared to $0.3 million for the three months ended June 30, 2011, representing a decrease of $0.3 million. The decrease was due to unfavorable foreign currency exchange results realized in 2012 as compared to favorable results in 2011.

Income tax provision (benefit). Income tax was a benefit of $0.9 million for the three months ended June 30, 2012 compared to a benefit of $0.8 million for the three months ended June 30, 2011. The income tax benefit consists primarily of income tax benefits related to acquired Scient’x operations partially offset by a valuation allowance on the French deferred tax assets, state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill, French exam adjustments, and operations in Japan and Brazil

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues. Revenues were $96.7 million for the six months ended June 30, 2012 compared to $100.6 million for the six months ended June 30, 2011, representing a decrease of $3.9 million, or 3.9%. The decrease was comprised of $3.0 million and $0.9 million of sales in the U.S. and International regions, respectively.

U.S. revenues were $65.5 million for the six months ended June 30, 2012 compared to $68.4 million for the six months ended June 30, 2011, representing a decrease of $3.0 million, or 4.3%. The decrease was due to decrease in the sales of instruments and implants ($4.1 million) and a decrease in the sales of Scient’x products ($1.5 million), offset by an increase in sales of Biologics ($2.6 million).

International revenues were $31.2 million for the six months ended June 30, 2012 compared to $32.2 million for the six months ended June 30, 2011, representing a decrease of $0.9 million, or 2.9%. The decrease was the result of a decrease in Scient’x sales ($3.8 million), offset by increased sales of Alphatec products ($2.9 million). The decrease in revenues is inclusive of $0.9 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $33.9 million for the six months ended June 30, 2012 compared to $37.9 million for the six months ended June 30, 2011, representing a decrease of $4.0 million, or 10.6%. The decrease was primarily related to lower product costs due to a decrease in sales volume and variation in product mix ($1.3 million), favorable manufacturing and absorption variances ($2.4 million), a reduction to inventory adjustments ($0.8 million), a reduction in instrument depreciation expense ($0.7 million), a reduction in royalty and milestone expenses due to the cancellation of agreements ($0.5 million), and a decrease in inventory step-up expense related to the Scient’x acquisition ($0.8 million), offset by an increase in the reserve for excess and obsolete inventory ($0.4 million) and the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($2.1 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.8 million for the six months ended June 30, 2012 and for the six months ended June 30, 2011. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $62.0 million for the six months ended June 30, 2012 compared to $61.8 million for the six months ended June 30, 2011, representing an increase of $0.2 million, or 0.3%. The increase was due to a reduction in cost of revenues ($2.8 million), offset by a decrease in sales volume and variation in product mix ($2.6 million).

Gross margin. Gross margin was 64.1% for the six months ended June 30, 2012 compared to 61.5% for the six months ended June 30, 2011. The increase of 2.7 percentage points was the result of a reduction in the cost of revenues (2.1 percentage points) and a favorable variation in product mix (0.6 percentage points).

Gross margin for the U.S. region was 69.4% for the six months ended June 30, 2012 compared to 67.5% for the six months ended June 30, 2011. The increase of 1.9 percentage points was the result of reduced cost of revenues ($3.0 million), offset by a decrease in sales volume and a negative variation in product mix ($3.7 million).

Gross margin for the International region was 53.1% for the six months ended June 30, 2012 compared to 48.7% for the six months ended June 30, 2011. The increase of 4.4 percentage points was the result of increased cost of revenues ($0.2 million), offset by a decrease in sales volume with a favorable variation in product mix ($1.1 million).

Research and development expense. Research and development expense was $7.8 million for the six months ended June 30, 2012 compared to $9.8 million for the six months ended June 30, 2011, representing a decrease of $2.0 million, or 20.5%. The decrease was primarily related to reduced European research and development activities to support the Scient’x products ($1.0 million), reduced personnel expenses in the U.S. ($0.4 million), and reduced activity due to the variation in the timing of the cycle for development and testing ($0.6 million).

Sales and marketing expense. Sales and marketing expense was $38.1 million for the six months ended June 30, 2012 compared to $37.9 million for the six months ended June 30, 2011, representing a decrease of $0.2 million, or 0.4%. The expense profile in 2012 is consistent with 2011.

General and administrative expense. General and administrative expense was $19.0 million for the six months ended June 30, 2012 compared to $18.1 million for the six months ended June 30, 2011, representing an increase of $0.9 million, or 4.9%. The increase was primarily related to increased legal expense ($0.6 million) and increased expenses related to executive management ($0.8 million), offset by a reduction in IT related expenses ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the six months ended June 30, 2012 and the six months ended June 30, 2011. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Restructuring expense. Restructuring expense was $0 for the six months ended June 30, 2012 compared to $0.6 million for the six months ended June 30, 2011. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe in 2011.

Interest expense. Interest expense was $4.3 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011, representing an increase of $2.7 million. Interest expense for the six months ended June 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other income (expense), net was ($0.3 million) for the six months ended June 30, 2012 compared to $0.8 million for the six months ended June 30, 2011, representing a decrease of $1.1 million. The decrease was due to unfavorable foreign currency exchange results realized in 2012 as compared to favorable results in 2011.

Income tax provision (benefit). Income tax was a benefit of $0.7 million for the six months ended June 30, 2012 compared to a benefit of $1.5 million for the six months ended June 30, 2011. The income tax benefit consists primarily of income tax benefits related to acquired Scient’x operations partially offset by a valuation allowance on the French deferred tax assets, state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill, French exam adjustments, and operations in Japan and Brazil.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(6,374)	$(3,044)	$(7,635)	$(4,911)
Stock-based compensation	663	734	1,210	1,448
Depreciation	3,539	3,662	6,995	7,434
Amortization of intangible assets	1,399	347	2,793	652
Amortization of acquired intangible assets	882	970	1,835	1,896
Interest expense, net	3,542	837	4,211	1,512
Income tax benefit	(928)	(762)	(721)	(1,511)
Other income, net	9	(335)	268	(756)
Acquisition-related inventory step-up	—	321	—	751
Restructuring expenses	—	—	—	599

Adjusted EBITDA	$2,732	$2,730	$8,956	$7,114

Liquidity and Capital Resources

At June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $22.0 million and accounts receivable, net of $38.8 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2013.

Our Credit Facility with MidCap Financial, LLC, or MidCap, contains financial covenants consisting of a quarterly fixed charge coverage ratio and a senior leverage ratio. The Company was in compliance with all of the covenants of the Credit Facility as of June 30, 2012, however, it did not meet a requirement under the Credit Facility to maintain a majority of its consolidated cash balance within a U.S. banking institution. MidCap has moved the effective date of this requirement to August 31, 2012. (See “Credit Facility and Other Debt” below).

Based on our current operating plan, we believe that we will be in compliance with our financial covenants of the Credit Facility in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurances that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that we can modify our operations to maintain liquidity. If we are unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. We may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of June 30, 2012.

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

Operating Activities

We generated net cash of $3.6 million from operating activities for the six months ended June 30, 2012. During this period, net cash provided by operating activities primarily consisted of a net loss of $7.6 million and an increase in working capital and other assets of $5.2 million, which were offset by $16.4 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $5.2 million consisted of increases in inventory of $3.9 million, decreases in accounts payable of $3.3 million and decreases in accrued expenses and other liabilities of $1.2 million, partially offset by decreases in accounts receivable of $1.6 million and decreases in prepaid expenses and other assets of $1.1 million.

Investing Activities

We used net cash of $8.6 million in investing activities for the six months ended June 30, 2012 primarily for the purchase of surgical instruments and the purchase of an intangible asset.

Financing Activities

Net cash of $5.7 million was provided by financing activities for the six months ended June 30, 2012. Upon execution of the Credit Facility with MidCap, we drew $34.3 million on the Credit facility to pay off our existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and a line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million which were capitalized as deferred debt issuance costs. The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million

Credit Facility and Other Debt

On June 7, 2012, we entered into a Credit Facility with MidCap, which permits the Company to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries.

The Credit Facility includes traditional lending and reporting covenants including a quarterly fixed charge coverage ratio and a senior leverage ratio to be maintained by us. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Lenders’ right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2012.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 8.4%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of June 30, 2012, the balance of these capital leases totaled $1.2 million. We entered into leases for machinery and equipment for an aggregate principal balance of $1.1 million during the six months ended June 30, 2012.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (6 months)	2013	2014	2015	2016	Thereafter
Line of Credit with MidCap	$34,438	$—	$—	$—	$34,438	$—	$—
Note payable for software licenses	169	111	58	—	—	—	—
Note payable to Oracle	104	104	—	—	—	—	—
Notes payable for insurance premiums	206	206	—	—	—	—	—
Capital lease obligations	1,156	161	229	217	235	229	85
Operating lease obligations	12,526	2,007	3,621	2,748	2,455	1,280	415
Guaranteed minimum royalty obligations	5,565	1,173	1,098	1,098	1,098	1,098	—
New product development milestones (1)	9,700	2,500	2,100	—	2,700	200	2,200
Litigation settlement	13,000	2,000	4,000	4,000	3,000	—	—

Total	$76,864	$8,262	$11,106	$8,063	$43,926	$2,807	$2,700

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$36	$45	$66	$92
Research and development	91	194	176	295
Sales and marketing	158	181	315	386
General and administrative	378	314	653	675

Total	$663	$734	$1,210	$1,448

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

•	our ability to meet our cash requirements and our expectations for the future uses of cash;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to achieve development milestones for new product candidates;

•	our ability to successfully integrate, and realize benefits from our acquisition of, Scient’x;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	our belief that we have adequately provided for items under tax examination by Government entities;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2011 and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A – Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of Credit Facility expose us to market risk related to changes in interest rates. As of June 30, 2012, our outstanding floating rate indebtedness totaled $34.4 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the six months ended June 30, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain former Scient’x directors (who currently serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who currently serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who currently serve on our board) as the only defendants. While the Company intends to vigorously defend against the complaint, and believes that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec could have a significant adverse effect on the Company’s financial condition and results of operations.

In 2004, Scient’x’s wholly owned U.S. subsidiary, Scient’x USA, Inc. (“Scient’x USA”), entered into a distribution agreement with DAK Surgical, Inc. and DAK Spine, Inc., two independent distributors (collectively “DAK”), for the distribution of products in certain defined sales areas. In September 2007, shortly after the expiration of the distribution contract, DAK, and their principals filed a lawsuit in Florida state court against Scient’x USA and Scient’x in which they alleged, among other things, that (i) Scient’x USA breached the distribution agreement, (ii) Scient’x USA interfered with DAK’s business relationships, and (iii) personnel at Scient’x USA made defamatory remarks regarding the principals of DAK. In February 2011, the court granted Scient’x USA’s Partial Motion for Summary Judgment finding that there was no obligation for Scient’x USA or Scient’x to pay DAK under a change of ownership clause in the distribution agreement with DAK. In May, 2012, the parties to this litigation entered into a settlement and release agreement. Pursuant to the settlement and release agreement neither the Company nor any of its subsidiaries will make any payments to the plaintiffs.

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

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against us and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the Court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint and the defendants have answered this amended complaint with a motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

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

At June 30, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	—	$—	—	—
May 1, 2012 through May 31, 2012	—	$—	—	—
June 1, 2012 through June 30, 2012	—	$—	—	—

(1)	Not included in the table above are 11,260 shares forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

†10.1	Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, and Alphatec Pacific, Inc. and Midcap Financial, LLC, dated June 7, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements**.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Michael O’Neill
Chief Financial Officer, Vice President and Treasurer
(principal financial and accounting officer)

Date: August 8, 2012

Exhibit Index

†10.1	Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, and Alphatec Pacific, Inc. and Midcap Financial, LLC, dated June 7, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements**.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.