Form 10-Q
period 2012-09-30
Alphatec Holdings, Inc.
filed 2012-11-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 90,786,223 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,941	$20,666
Accounts receivable, net	37,565	41,711
Inventories, net	48,344	45,916
Prepaid expenses and other current assets	7,344	6,888
Deferred income tax assets	2,576	1,248

Total current assets	121,770	116,429

Property and equipment, net	31,806	31,476
Goodwill	168,499	168,609
Intangibles, net	41,063	47,144
Other assets	2,528	3,034

Total assets	$365,666	$366,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,529	$17,390
Accrued expenses	30,886	32,583
Deferred revenue	3,069	2,768
Current portion of long-term debt	1,720	4,396

Total current liabilities	53,204	57,137

Long-term debt, less current portion	36,031	23,802
Other long-term liabilities	11,130	12,997
Deferred income tax liabilities	3,647	3,825
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2012 and December 31, 2011; 3,319 shares issued and outstanding at both September 30, 2012 and December 31, 2011	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2012 and December 31, 2011; 90,369 and 89,362 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	9	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	388,546	386,224
Accumulated other comprehensive loss	(2,307)	(2,812)
Accumulated deficit	(148,100)	(137,996)

Total stockholders’ equity	238,051	245,328

Total liabilities and stockholders’ equity	$365,666	$366,692

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$46,839	$47,619	$143,535	$148,201
Cost of revenues	16,844	17,001	50,773	54,959
Amortization of acquired intangible assets	362	411	1,114	1,223

Gross profit	29,633	30,207	91,648	92,019
Operating expenses:
Research and development	3,216	3,858	11,003	13,653
Sales and marketing	17,778	19,145	55,843	57,065
General and administrative	9,758	8,627	28,714	26,707
Amortization of acquired intangible assets	491	545	1,574	1,629
Transaction related expenses	364	—	364	—
Restructuring expenses	—	394	—	993

Total operating expenses	31,607	32,569	97,498	100,047

Operating loss	(1,974)	(2,362)	(5,850)	(8,028)
Other income (expense):
Interest income	33	48	108	103
Interest expense	(774)	(725)	(5,060)	(2,292)
Other income (loss), net	208	202	(61)	958

Total other income (expense)	(533)	(475)	(5,013)	(1,231)

Loss from continuing operations before taxes	(2,507)	(2,837)	(10,863)	(9,259)
Income tax benefit	(38)	(1,533)	(759)	(3,044)

Net loss	$(2,469)	$(1,304)	$(10,104)	$(6,215)

Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.11)	$(0.07)

Weighted-average shares used in computing net loss per share:
Basic and diluted	89,503	88,829	89,222	88,757

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,469)	$(1,304)	$(10,104)	$(6,215)
Foreign currency translation adjustments	4,825	(6,980)	505	5,296

Comprehensive income (loss)	$2,356	$(8,284)	$(9,599)	$(919)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(10,104)	$(6,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,423	14,939
Stock-based compensation	2,210	1,928
Interest expense related to amortization of debt discount and debt issuance costs	849	281
Provision for doubtful accounts	858	594
Provision for excess and obsolete inventory	3,980	3,365
Deferred income tax benefit	(1,507)	(2,352)
Other non-cash items	1,890	—
Changes in operating assets and liabilities:
Accounts receivable	3,368	(1,919)
Inventories	(5,675)	(140)
Prepaid expenses and other current assets	1,194	474
Other assets	714	828
Accounts payable	162	995
Accrued expenses and other	(3,660)	(1,643)
Deferred revenues	189	(26)

Net cash provided by operating activities	11,891	11,109
Investing activities:
Cash paid for acquisition of Brazilian subsidiary	—	(620)
Purchases of property and equipment	(12,010)	(8,033)
Purchase of intangible assets	(825)	(445)

Net cash used in investing activities	(12,835)	(9,098)
Financing activities:
Exercise of stock options	16	104
Borrowings under lines of credit	82,881	1,662
Repayments under lines of credit	(65,225)	(3,114)
Principal payments on capital lease obligations	(303)	(114)
Principal payments on notes payable	(11,877)	(1,523)

Net cash provided by (used in) financing activities	5,492	(2,985)

Effect of exchange rate changes on cash and cash equivalents	727	(50)

Net increase (decrease) in cash and cash equivalents	5,275	(1,024)
Cash and cash equivalents at beginning of period	20,666	23,168

Cash and cash equivalents at end of period	$25,941	$22,144

Supplemental cash flow information:
Cash paid for interest	$1,799	$1,828
Cash paid for income taxes	$633	$303
Purchases of property and equipment in accounts payable	$3,199	$2,241
Property and equipment purchased under capital lease	$1,650	$50

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia and Australia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through Scient’x’s distributors in other parts of Asia and Australia.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other future periods.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $25.9 million and accounts receivable of $37.6 million at September 30, 2012 will be sufficient to fund its cash requirements through at least September 30, 2013. The Company’s credit facility (the “Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a quarterly fixed charge coverage ratio and a senior leverage ratio (see Note 6).

Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility in the foreseeable future. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurances that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2012. These accounting policies have not significantly changed during the nine months ended September 30, 2012.

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

3. Acquisitions

Acquisition of Cibramed

In January 2011, the Company acquired Cibramed Productos Medicos (“Cibramed”), a Brazilian medical device company. The Company purchased Cibramed to acquire its ANVISA regulatory registration certificates and its general licenses to conduct business in Brazil. The Company recorded an intangible asset of $0.6 million for the ANVISA regulatory registration certificates and licenses it purchased. The Company is amortizing this asset on a straight-line basis over its estimated life of 15 years. No product distribution rights were acquired. The Company paid the full purchase price of $0.6 million in 2011.

4. Select Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$38,911	$42,766
Allowance for doubtful accounts	(1,346)	(1,055)

Accounts receivables, net	$37,565	$41,711

Inventories

Inventories consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,939	$—	$4,939	$3,715	$—	$3,715
Work-in-process	1,477	—	1,477	2,088	—	2,088
Finished goods	57,127	(15,199)	41,928	53,287	(13,174)	40,113

Inventories, net	$63,543	$(15,199)	$48,344	$59,090	$(13,174)	$45,916

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2012	December 31, 2011
Surgical instruments	4	$57,955	$52,690
Machinery and equipment	7	14,032	12,462
Computer equipment	5	3,270	3,013
Office furniture and equipment	5	3,548	3,578
Leasehold improvements	various	4,111	3,657
Building	39	71	71
Land	n/a	14	14
Construction in progress	n/a	449	634

		83,450	76,119
Less accumulated depreciation and amortization		(51,644)	(44,643)

Property and equipment, net		$31,806	$31,476

Total depreciation expense was $3.5 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively. Total depreciation expense was $10.5 million and $11.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2012	December 31, 2011
Developed product technology	5-8	$22,865	$22,875
Distribution rights	3	4,535	4,531
Intellectual property	5	1,004	1,004
License agreements	1-7	15,122	14,297
Core technology	10	3,484	3,489
In-process technology	Indefinite	1,678	1,680
Trademarks and trade names	5-9	3,667	3,671
Customer-related	15	15,424	15,476
Distribution network	10	1,614	1,614
Physician education programs	10	2,968	2,972
Supply agreement	10	225	225

		72,586	71,834
Less accumulated amortization		(31,523)	(24,690)

Intangible assets, net		$41,063	$47,144

Total amortization expense was $2.3 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. Total amortization expense was $6.9 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Expandable VBR License and Consulting Agreement

On May 7, 2012, the Company and Stout Medical Group LP (“Stout”) entered into a mutual termination and release agreement (the “Termination Agreement”) that terminated an agreement that the Company and Stout entered into in March 2008 and amended in March 2009 and December 2010 (the “Amended and Restated License Agreement”). The Amended and Restated License Agreement

provided the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to an expandable interbody/vertebral body replacement device. Under the terms of the Amended and Restated License Agreement the Company had previously issued to Stout 101,944 shares of restricted stock of the Company. Additionally, under the Amended and Restated License Agreement the Company was required to make annual minimum royalty payments beginning in 2011. The Termination Agreement discharged the Company’s obligations under the Amended and Restated License Agreement including the annual minimum royalty payments. The Company reversed previously accrued minimum royalties of approximately $0.4 million in cost of revenues in the nine months ended September 30, 2012. Under the terms of the Termination Agreement Stout retained the 101,944 shares of the Company’s common stock that had been previously issued.

License Agreement with Merlot Orthopedix, Inc.

On June 12, 2012, the Company and Merlot Orthopedix, Inc. (“Merlot Ortho”) entered into a mutual termination and release agreement that terminated a license agreement that the Company and Merlot Ortho entered into in July 2010 (the “Merlot Ortho Agreement”). The Merlot Ortho Agreement provided the Company with a worldwide license to develop and commercialize Merlot Ortho’s proprietary intellectual property related to its bone anchorage, interbody stabilizer, locking mechanism and certain other technologies. The mutual termination and release agreement discharged the Company’s obligations under the Merlot Ortho Agreement and the Company paid Merlot Ortho $0.3 million, which was expensed in the nine months ended September 30, 2012.

6. Debt

Loan and Security Agreement

On June 7, 2012, the Company entered into the Credit Facility with MidCap, which permits the Company to borrow up to $50.0 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40.0 million, with the option to increase the maximum borrowing base to $50.0 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. The revolving line of credit carries an interest equal to LIBOR plus 6.0%.

The Credit Facility includes traditional lending and reporting covenants including a quarterly fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. The Company was in compliance with all of the covenants of the Credit Facility as of September 30, 2012.

Upon execution of the Credit Facility, the Company drew $34.3 million on the Credit Facility to pay off its existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and its existing line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million and wrote-off $0.6 million of unamortized debt issuance and debt discount costs related to the SVB Credit Facility. The total loss on extinguishment of debt costs of $2.9 million is included in interest expense in the nine months ended September 30, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million, which were capitalized as deferred debt issuance costs and are being amortized over the term of the Credit Facility using the effective interest method.

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through July 2017. As of September 30, 2012, the balance of these capital leases totaled $1.5 million. In the first nine months of 2012, the Company entered into leases for machinery and equipment for an aggregate principal balance of $1.7 million.

Principal payments on debt are due as follows as of September 30, 2012 (in thousands):

Year Ending December 31,
Remainder of 2012	$498
2013	849
2014	—
2015	34,909
2016	—
Thereafter	—

Total	36,256
Add: capital lease principal payments	1,495

Total	37,751
Less: current portion of long-term debt	(1,720)

Long-term debt, net of current portion	$36,031

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2017. The Company and Scient’x also lease their buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2012	$1,019	$138
2013	3,834	441
2014	2,786	411
2015	2,464	350
2016	1,284	331
Thereafter	430	82

	$11,817	1,753

Less: amount representing interest		(258)

Present value of minimum lease payments		1,495
Current portion of capital leases		(373)

Capital leases, less current portion		$1,122

Rent expense under operating leases for the three months ended September 30, 2012 and 2011 was $0.9 million and $1.0 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2012 and 2011 was $2.8 million and $2.8 million, respectively.

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

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (the “FCA”) that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. Under the FCA, the United States Department of Justice, Civil Division, (the “DOJ”), had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither the Company nor Scient’x USA has been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x USA’s business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint. However, the outcome of the matter cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and executives alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint and the defendants have answered this amended complaint with a motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint; however no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until February 8, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At September 30, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

During the quarter ended September 30, 2012 the Company recorded a $0.7 million reduction in royalty expense due to the correction of an error in accruing a probable milestone payment related to one of the Company’s royalty agreements. We performed an evaluation to determine if the financial statement impacts resulting from this error in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, we concluded that correcting the cumulative error would be immaterial to the expected current year financial results and a correction of the error would not have a material impact to any individual prior period financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(2,469)	$(1,304)	$(10,104)	$(6,215)

Denominator:
Weighted average common shares outstanding	90,216	89,219	89,812	89,120
Weighted average unvested common shares subject to repurchase	(713)	(390)	(590)	(363)

Weighted average common shares outstanding - basic	89,503	88,829	89,222	88,757
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding - diluted	89,503	88,829	89,222	88,757

Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.11)	$(0.07)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	4,754	4,381	4,773	4,210
Unvested restricted share awards	713	390	590	363

Total	5,467	4,771	5,363	4,573

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

Media Advertising Agreement

In July 2012, the Company entered into a consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement the Company paid the consultant $0.1 million and issued 150,000 shares of the Company’s common stock and 176,000 shares of the Company’s restricted stock.

10. Income Taxes

Ordinarily, to calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. However, when a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. For the three and nine months ended September 30, 2012, the Company used the actual year-to-date effective tax rate in the United States in computing its tax provision as a reliable estimate of the annual effective tax rate cannot be made as relatively small changes in projected income or loss produce significant variances in the Company’s effective tax rate. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the tax environment changes.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased $0.1 million during the nine months ended September 30, 2012. The decrease in unrecognized tax benefits during the nine months ended September 30, 2012 was primarily related to an increase related to state research credits and decrease in uncertain tax positions within the Company’s French subsidiaries. The unrecognized tax benefits at September 30, 2012 were $4.2 million. With the facts and circumstances currently available to the Company, it is reasonably possible that less than $0.1 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax benefit consists primarily of income tax benefits related to operations in France and a settlement with the French tax authorities, partially offset by a valuation allowance on the French deferred tax assets, state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions.

The Company is not currently under examination by the IRS. The Company has been contacted by the State of Texas and will be undergoing an exam of the 2009 year. A subsidiary of Scient’x’s 2008, 2009 and 2010 tax years was under audit by the French tax authorities and that audit is now complete. The Company reached a settlement and has adjusted the previously recorded uncertain tax positions and the income tax liability accordingly with the difference being reflected in the consolidated statement of operations in the current period.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.

During the three and nine months ended September 30, 2012 and 2011, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the three months ended September 30, 2012 and 2011 totaled $7.5 million and $6.5 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the respective periods. For the nine months ended September 30, 2012 and 2011 sales in Japan totaled $21.0 and $17.6 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such period.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$30,980	$32,674	$96,430	$101,073
International	15,859	14,945	47,105	47,128

Total consolidated revenues	$46,839	$47,619	$143,535	$148,201

Total assets by region were as follows (in thousands):

	September 30, 2012	December 31, 2011
United States	$201,164	$198,578
International	164,502	168,114

Total consolidated assets	$365,666	$366,692

12. Related Party Transactions

As of September 30, 2012, the Company had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

The Company has entered into indemnification agreements with certain of its directors which are named defendants in the Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the nine months ended September 30, 2012, the Company incurred legal expenses of approximately $1.9 million in connection with the Company’s indemnification obligations in the Orthotec matter.

13. Subsequent Events

On October 19, 2012, the “Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement) with Phygen, LLC (“Phygen), pursuant to which the Company agreed to purchase Phygen’s right, title and interest in and certain assets used by Phygen in connection with the design, development, marketing and distribution of certain of Phygen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities related thereto. At the closing of the transaction the Company will issue to Phygen 4,069,087 unregistered shares of the Company’s common stock and pay to Phygen $2 million in cash. The Company will issue 1,170,960 unregistered shares of its common stock into an escrow account, which will secure the indemnification obligations of Phygen under the Asset Purchase Agreement for a period of 12 months following the closing. In addition, the Company will pay to Phygen $4 million in cash on April 10, 2013, with such amount subject to set-off for any indemnification claims. In connection with the Phygen acquisition the Company incurred transaction related expenses of $0.4 million in the three and six months ended September 30, 2012.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, interbody devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals or surgical centers. In general, except for those countries where we have a direct sales force (the U.S., Japan, France, and the United Kingdom), we use independent distributors that purchase our products and market them to their surgeon customers. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the sooner of when payments become due or cash is received from the related distributors.

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

Restructuring expense. Restructuring expense consists of severance and other personnel costs incurred in connection with the reorganization of the Company’s management and those costs associated with exit or disposal activities related to the acquisition of Scient’x.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2012 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$46,839	$47,619	$143,535	$148,201
Cost of revenues	16,844	17,001	50,773	54,959
Amortization of acquired intangible assets	362	411	1,114	1,223

Gross profit	29,633	30,207	91,648	92,019
Operating expenses:
Research and development	3,216	3,858	11,003	13,653
Sales and marketing	17,778	19,145	55,843	57,065
General and administrative	9,758	8,627	28,714	26,707
Amortization of acquired intangible assets	491	545	1,574	1,629
Transaction related expenses	364	—	364	—
Restructuring expenses	—	394	—	993

Total operating expenses	31,607	32,569	97,498	100,047

Operating loss	(1,974)	(2,362)	(5,850)	(8,028)
Other income (expense):
Interest income	33	48	108	103
Interest expense	(774)	(725)	(5,060)	(2,292)
Other income (loss), net	208	202	(61)	958

Total other income (expense)	(533)	(475)	(5,013)	(1,231)

Loss from continuing operations before taxes	(2,507)	(2,837)	(10,863)	(9,259)
Income tax benefit	(38)	(1,533)	(759)	(3,044)

Net loss	$(2,469)	$(1,304)	$(10,104)	$(6,215)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues. Revenues were $46.8 million for the three months ended September 30, 2012 compared to $47.6 million for the three months ended September 30, 2011, representing a decrease of $0.8 million, or 1.6%. The decrease was the effect of an increase in the International region of $0.9 million, offset by a decrease in the U.S. region of $1.7 million.

U.S. revenues were $31.0 million for the three months ended September 30, 2012 compared to $32.7 million for the three months ended September 30, 2011, representing a decrease of $1.7 million, or 5.2%. The decrease was due to a decrease in the sales of instruments and implants ($2.3 million) and a decrease in the sales of Scient’x products ($0.8 million), offset by an increase in sales of Biologics ($1.4 million).

International revenues were $15.8 million for the three months ended September 30, 2012 compared to $14.9 million for the three months ended September 30, 2011, representing an increase of $0.9 million, or 6.1%. The decrease was due to a decrease in Scient’x sales ($1.3 million), offset by increased sales of Alphatec as aging products in the Scient’x portfolio are replaced by Alphatec products ($2.2 million). The increase in revenues is inclusive of $0.9 million in negative exchange rate effect.

Cost of revenues. Cost of revenues was $16.8 million for the three months ended September 30, 2012 compared to $17.0 million for the three months ended September 30, 2011, representing a decrease of $0.2 million, or 0.9%. The decrease was primarily related to favorable manufacturing and absorption variances ($1.0 million), a reduction in royalty expenses due to lower sales volumes ($0.3 million), and a reduction in milestone expense related to an adjustment of an accrual ($0.7 million) offset by an increase in the reserve for excess and obsolete inventory ($0.8 million) and the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($1.0 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended September 30, 2012 and for the three months ended September 30, 2011. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $29.6 million for the three months ended September 30, 2012 compared to $30.2 million for the three months ended September 30, 2011, representing a decrease of $0.6 million, or 1.9%. The decrease was due to a reduction in the cost of revenues ($0.2 million), offset by a decrease in sales volume and variation in product mix ($0.8 million).

Gross margin. Gross margin was 63.2% for the three months ended September 30, 2012 compared to 63.4% for the three months ended September 30, 2011. The decrease of 0.2 percentage points was the result of a reduction in the cost of revenues (0.2 percentage points), offset by an unfavorable variation in product mix (0.4 percentage points).

Gross margin for the U.S. region was 68.9% for the three months ended September 30, 2012 compared to 68.1% for the three months ended September 30, 2011. The increase of 0.8 percentage points was the result of reduced cost of revenues ($1.4 million), offset by a decrease in sales volume and variation in product mix ($2.3 million).

Gross margin for the International region was 52.2% for the three months ended September 30, 2012 compared to 53.2% for the three months ended September 30, 2011. The decrease of 1.1 percentage points was the result of increased cost of revenues ($1.1 million), offset by an increase due to variation in product mix ($1.4 million).

Research and development expense. Research and development expense was $3.2 million for the three months ended September 30, 2012 compared to $3.9 million for the three months ended September 30, 2011, representing a decrease of $0.6 million, or 16.6%. The reduction in expenses was primarily related to a reduction in European research and development activities supporting the Scient’x products ($0.5 million).

Sales and marketing expense. Sales and marketing expense was $17.8 million for the three months ended September 30, 2012 compared to $19.1 million for the three months ended September 30, 2011, representing a decrease of $1.4 million, or 7.1%. The reduction in expenses was primarily related to a reduction in commission expense that is directly related to a decrease in U.S. revenue.

General and administrative expense. General and administrative expense was $9.8 million for the three months ended September 30, 2012 compared to $8.6 million for the three months ended September 30, 2011, representing an increase of $1.1 million, or 13.1%. The increase was primarily related to increased legal expense ($0.5 million), increased expenses related to executive management ($0.3 million), severance costs ($0.7 million), offset by a reduction in International expenses resulting from efficiencies ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended September 30, 2012 and for the three months ended September 30, 2011. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction related expenses. Transaction related expenses was $0.4 million for the three months ended September, 30 2012 compared to $0 for the three months ended September 30, 2011. The transaction related expenses were due to legal and professional fees in connection with the Company’s asset acquisition of Phygen, LLC.

Interest expense. Interest expense was $0.8 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011, representing an increase of $0.1 million.

Other income (expense), net. Other income (expense), net was $0.2 million for the three months ended September 30, 2012 and for the three months ended September 30, 2011. This income represents favorable foreign currency exchange results realized.

Income tax benefit. Income tax was a benefit of $0.0 million for the three months ended September 30, 2012 compared to a benefit of $1.5 million for the three months ended September 30, 2011. The income tax benefit consists primarily of income tax benefits related to operations in France and a settlement with the French tax authorities. The income tax benefit is partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues. Revenues were $143.5 million for the nine months ended September 30, 2012 compared to $148.2 million for the nine months ended September 30, 2011, representing a decrease of $4.7 million, or 3.1%. The decrease was primarily the result of the U.S. region.

U.S. revenues were $96.4 million for the nine months ended September 30, 2012 compared to $101.1 million for the nine months ended September 30, 2011, representing a decrease of $4.7 million, or 4.6%. The decrease was due to decrease in the sales of instruments and implants ($6.4 million) and a decrease in the sales of Scient’x products ($2.3 million), offset by an increase in sales of Biologics ($4.0 million).

International revenues were $47.1 million for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011. The decrease was the result of a decrease in Scient’x sales ($5.2 million), offset by increased sales of Alphatec as aging products in the Scient’x portfolio are replaced by Alphatec products ($5.2 million). The result is inclusive of $1.8 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $50.8 million for the nine months ended September 30, 2012 compared to $55.0 million for the nine months ended September 30, 2011, representing a decrease of $4.2 million, or 7.6%. The decrease was primarily related to lower product costs due to a decrease in sales volume and variation in product mix ($1.3 million), favorable manufacturing and absorption variances ($3.8 million), a reduction to inventory adjustments ($1.6 million), a reduction in instrument depreciation expense ($0.3 million), a reduction in royalty and milestone expenses due to the cancellation of certain agreements, lower sales volumes and an adjustment to accruals ($1.5 million), and a decrease in inventory step-up expense related to the Scient’x acquisition ($0.8 million), offset by an increase in the reserve for excess and obsolete inventory ($1.9 million) and the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($3.2 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the nine months ended September 30, 2012 compared to $1.2 million for the nine months ended September 30, 2011. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $91.6 million for the nine months ended September 30, 2012 compared to $92.0 million for the nine months ended September 30, 2011, representing a decrease of $0.4 million, or 0.4%. The decrease was due to a reduction in cost of revenues ($3.0 million), offset by a decrease in sales volume and variation in product mix ($3.4 million).

Gross margin. Gross margin was 63.9% for the nine months ended September 30, 2012 compared to 62.1% for the nine months ended September 30, 2011. The increase of 1.8 percentage points was the result of a reduction in the cost of revenues (1.5 percentage points) and a favorable variation in product mix (0.3 percentage points).

Gross margin for the U.S. region was 69.3% for the nine months ended September 30, 2012 compared to 67.7% for the nine months ended September 30, 2011. The increase of 1.6 percentage points was the result of reduced cost of revenues ($4.3 million), offset by a decrease in sales volume and a negative variation in product mix ($5.9 million).

Gross margin for the International region was 52.8% for the nine months ended September 30, 2012 compared to 50.1% for the nine months ended September 30, 2011. The increase of 2.7 percentage points was the result of a favorable variation in product mix ($2.6 million), offset by increased cost of revenues ($1.3 million).

Research and development expense. Research and development expense was $11.0 million for the nine months ended September 30, 2012 compared to $13.7 million for the nine months ended September 30, 2011, representing a decrease of $2.7 million, or 19.4%. The decrease was primarily related to reduced European research and development activities to support the Scient’x products ($1.5 million), reduced personnel expenses in the U.S. ($0.5 million), and reduced activity due to the variation in the timing of the cycle for development and testing ($0.7 million).

Sales and marketing expense. Sales and marketing expense was $55.8 million for the nine months ended September 30, 2012 compared to $57.1 million for the nine months ended September 30, 2011, representing a decrease of $1.2 million, or 2.1%. The reduction in expenses was primarily related to a reduction in commission expense that is directly related to a decrease in U.S. revenue.

General and administrative expense. General and administrative expense was $28.7 million for the nine months ended September 30, 2012 compared to $26.7 million for the nine months ended September 30, 2011, representing an increase of $2.0 million, or 7.5%. The increase was primarily related to increased legal expense ($1.1 million), increased expenses related to executive management ($1.1 million), severance costs ($0.7 million), offset by a reduction in IT related expenses ($0.5 million) and a reduction in International expenses expense resulting from efficiencies ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.6 million for the nine months ended September 30, 2012 and the nine months ended September 30, 2011. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x acquisition.

Transaction related expenses. Transaction related expenses was $0.4 million for the nine months ended September, 30 2012 compared to $0 for the nine months ended September 30, 2011. The transaction related expenses were due to legal and professional fees in connection with the Company’s asset acquisition of Phygen, LLC.

Restructuring expense. Restructuring expense was $0 for the nine months ended September 30, 2012 compared to $1.0 million for the nine months ended September 30, 2011. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe in 2011.

Interest expense. Interest expense was $5.1 million for the nine months ended September 30, 2012 compared to $2.3 million for the nine months ended September 30, 2011, representing an increase of $2.8 million. Interest expense for the nine months ended September 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other income (expense), net was ($0.1 million) for the nine months ended September 30, 2012 compared to $1.0 million for the nine months ended September 30, 2011, representing a decrease of $1.1 million. The decrease was due to unfavorable foreign currency exchange results realized in 2012 as compared to favorable results in 2011.

Income tax benefit. Income tax was a benefit of $0.8 million for the nine months ended September 30, 2012 compared to a benefit of $3.0 million for the nine months ended September 30, 2011. The income tax benefit consists primarily of income tax benefits related to operations in France and a settlement with the French tax authorities partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction and restructuring expenses. Severance expenses of $0.7 million are included in restructuring and other expenses for the three and nine months ended September 30, 2012. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations, therefore, it should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,469)	$(1,304)	$(10,104)	$(6,215)
Stock-based compensation	1,000	480	2,210	1,928
Depreciation	3,542	3,671	10,536	11,105
Amortization of intangible assets	1,405	330	4,199	982
Amortization of acquired intangible assets	853	956	2,688	2,852
Interest expense, net	741	677	4,952	2,189
Income tax benefit	(38)	(1,533)	(759)	(3,044)
Other (income) expense, net	(208)	(202)	61	(958)
Acquisition-related inventory step-up	—	—	—	751
Transaction related expenses	364	—	364	—
Restructuring and other expenses	793	394	793	993

Adjusted EBITDA	$5,983	$3,469	$14,940	$10,583

Liquidity and Capital Resources

At September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $25.9 million and accounts receivable, net of $37.6 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least September 30, 2013.

Our Credit Facility with MidCap Financial, LLC, or MidCap, contains financial covenants consisting of a quarterly fixed charge coverage ratio and a senior leverage ratio. The Company was in compliance with all of the covenants of the Credit Facility as of September 30, 2012. (See “Credit Facility and Other Debt” below).

Based on our current operating plan, we believe that we will be in compliance with our financial covenants of the Credit Facility in the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurances that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. We may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through at least September 30, 2013. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

A substantial portion of our available cash funds is in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits. The capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of September 30, 2012.

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

Operating Activities

We generated net cash of $11.9 million from operating activities for the nine months ended September 30, 2012. During this period, net cash provided by operating activities primarily consisted of a net loss of $10.1 million and an increase in working capital and other assets of $3.7 million, which were offset by $25.7 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $3.7 million consisted of increases in inventory of $5.7 million and decreases in accrued expenses and other liabilities of $3.7 million, partially offset by decreases in accounts receivable of $3.4 million and decreases in prepaid expenses and other assets of $1.2 million.

Investing Activities

We used net cash of $12.8 million in investing activities for the nine months ended September 30, 2012 primarily for the purchase of surgical instruments and the purchase of an intangible asset.

Financing Activities

Net cash of $5.5 million was provided by financing activities for the nine months ended September 30, 2012. Upon execution of the Credit Facility with MidCap, we drew $34.3 million on the Credit Facility to pay off our existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and a line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million which were capitalized as deferred debt issuance costs. The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million

Credit Facility and Other Debt

On June 7, 2012, we entered into a Credit Facility with MidCap, which permits the Company to borrow up to $50.0 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40.0 million, with the option to increase the maximum borrowing base to $50.0 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries.

The Credit Facility includes traditional lending and reporting covenants including a quarterly fixed charge coverage ratio and a senior leverage ratio to be maintained by us. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of September 30, 2012.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of September 30, 2012, the balance of these capital leases totaled $1.5 million. We entered into leases for machinery and equipment for an aggregate principal balance of $1.7 million during the nine months ended September 30, 2012.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2012 (3 months)	2013	2014	2015	2016	Thereafter
Line of Credit with MidCap	$34,909	$—	$—	$—	$34,909	$—	$—
Note payable for software licenses	115	57	58	—	—	—	—
Note payable to Oracle	52	52	—	—	—	—	—
Notes payable for insurance premiums	1,180	389	791	—	—	—	—
Capital lease obligations	1,495	110	344	341	308	311	81
Operating lease obligations	11,817	1,019	3,834	2,786	2,464	1,284	430
Guaranteed minimum royalty obligations	5,320	928	1,098	1,098	1,098	1,098	—
New product development milestones (1)	6,600	—	3,100	1,500	—	2,000	—
Litigation settlement	12,000	1,000	4,000	4,000	3,000	—	—

Total	$73,488	$3,555	$13,225	$9,725	$41,779	$4,693	$511

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as the Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$35	$47	$101	$139
Research and development	44	(70)	220	225
Sales and marketing	515	183	830	569
General and administrative	406	320	1,059	995

Total	$1,000	$480	$2,210	$1,928

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to meet our cash requirements and our expectations for the future uses of cash;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to achieve development milestones for new product candidates;

•	our ability to successfully integrate, and realize benefits from acquisitions of companies or new products, including the Phygen acquisition;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facility and to meet the financial obligations of the Cross Medical settlement;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	our belief that we have adequately provided for items under tax examination by government entities;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed, and actual future results may vary materially.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of September 30, 2012, our outstanding floating rate indebtedness totaled $34.9 million. The primary base interest rate is the U.S. federal prime rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.3 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended September 30, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In August 2009, a complaint filed under the qui tam provisions of the United States Federal False Claims Act (the “FCA”) that had been filed by private parties against Scient’x USA was unsealed by the United States District Court for the Middle District of Florida (Hudak v. Scient’x USA, Inc., et al. (Civil Action No. 6:08-cv-1556-Orl-22DAB, U.S. District Court, W.D. Florida). The complaint alleged violations of the FCA arising from allegations that Scient’x USA engaged in improper activities related to consulting payments to surgeon customers. Under the FCA, the United States Department of Justice, Civil Division, (“DOJ”), had a certain period of time in which to decide whether to intervene and conduct the action against Scient’x, or to decline to intervene and allow the private plaintiffs to proceed with the case. In August 2009, the DOJ filed a notice informing the court that it was declining to intervene in the case. In December 2009, the private plaintiffs who filed the action moved the court to dismiss the matter without prejudice, the Attorney General consented to such dismissal and the matter was dismissed without prejudice. Despite the dismissal of this matter, the DOJ is continuing its review of the facts alleged by the original plaintiffs in this matter. To date, neither the Company nor Scient’x USA has been subpoenaed by any governmental agency in connection with this review. The Company believes that Scient’x USA’s business practices were in compliance with the FCA and intends to vigorously defend itself with respect to the allegations contained in the qui tam complaint. The outcome of the matter, however, cannot be predicted at this time and any adverse outcome could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California against us and certain of our directors and executives on behalf of all persons who purchased the Company’s common stock between December 19, 2009 and August 5, 2010 alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc.,

Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, and failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company’s financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. On March 21, 2012, the court granted the defendants’ motions to dismiss the plaintiff’s complaint against all defendants and gave the plaintiff leave to file an amended complaint. On April 19, 2012, the plaintiff filed an amended complaint and the defendants have answered this amended complaint with a motion to dismiss the amended complaint. The Company believes the claims are without merit and intends to vigorously defend itself against this complaint. However, no assurances can be given as to the timing or outcome of this lawsuit.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until February 8, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At September 30, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2012, we entered into a consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement the issued 176,000 unregistered shares of our common stock, par value $0.001 per share (the “Stock Consideration”). We did not receive any cash proceeds from the issuance of the Stock Consideration. The Stock Consideration was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. The Company does not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended September 30, 2012 were as follows:

Month/Year	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2012	—	$—	—	—
August 2012	—	$—	—	—
September 2012	—	$—	—	—

(1)	Not included in the table above are 2,357 forfeited and retired shares in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

*10.1	Separation Agreement and Release by and among Alphatec Holdings, Inc. and Dirk Kuyper dated August 7, 2012.

*10.2	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Steven Lubisher, dated August 24, 2012.

*10.3	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Mitsuo Asai, dated August 21, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill
Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: November 5, 2012

Exhibit Index

*10.1	Separation Agreement and Release by and among Alphatec Holdings, Inc. and Dirk Kuyper dated August 7, 2012.

*10.2	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Steven Lubisher, dated August 24, 2012.

*10.3	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Mitsuo Asai, dated August 21, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.