Form 10-K
period 2012-12-31
Alphatec Holdings, Inc.
filed 2013-03-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2012 was approximately $105.4 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 28, 2013 was 96,704,666.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. “Scient’x” refers to our operating affiliate, Scient’x S.A.S., which is wholly-owned by several of our subsidiaries, and Scient’x S.A.S.’s subsidiaries

PART I

Item 1.	Business

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “surgeons’ culture” enables us to respond to changing surgeon needs through collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spinal disorders.

Strategy

Our strategy is to be a leading global independent full-line spine company by providing products for the surgical treatment of spinal disorders. Spinal disorders arise from degenerative conditions, deformities, trauma-based disorders and tumors from the aging spine such as poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. Our broad line of spinal products are used to treat many of these conditions and facilitate the spinal procedures necessary to correct them. Most of our products are designed to promote spinal fusion. Spinal fusion surgery is designed to stabilize the spine after the defect has been corrected until natural bone healing or fusion, occurs. We sell implant products that interlock the segments of the spine until natural spinal fusion takes place. Additionally, we offer a broad line of biologic products that help promote or accelerate spinal fusion. To further differentiate our solutions, we have incorporated minimally invasive surgical, orMIS, devices and techniques and biologics-based solutions into our portfolio to improve patient outcomes. We achieve this through internal product development, technology acquisition, product licensing and by responding to surgeon feedback and input. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons are a critical component of the product development process. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.

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

•

Continuously Refine and Improve our Manufacturing and Supply Chain Operations. We are a vertically integrated company with a major manufacturing facility in our Carlsbad, California headquarters. We employ lean manufacturing and Six Sigma concepts to streamline our operations to drive efficiencies and lower cost. We believe these lean principles and continuous improvement efforts will enhance our operating efficiencies and improve our ability to compete in an increasingly price sensitive healthcare industry.

•

Enhance U.S. Sales and Marketing Efforts. Our products are sold in the U.S. through a network of over 115 independent distributors, which we believe employ approximately 275 sales representatives. We also employ 30 direct sales representatives and sales management employees and executives. We continually seek to increase the number and quality of our independent distributors, direct sales representatives, sales management employees and sales executives.

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

•

Grow our International Business. As the result of our acquisition of Scient’x, which transaction closed in March 2010, we now have an established global platform from which we can grow internationally. In addition to our previously existing subsidiaries in Japan, Germany, Brazil and Hong Kong, as a result of the Scient’x acquisition we added a direct sales force in each of France, Italy and the U.K., and independent distributors in Europe, South America, the Middle East, Africa, Asia and Latin America. We plan to continue expanding our distribution network and product offerings throughout the world.

•

Focus on Underserved and Rapidly Growing Segments of the Market. We are focused on creating solutions to address the rapidly growing elderly population and the unique issues facing elderly patients. We will focus on less invasive implants and techniques, solutions for adult onset deformities, vertebral compression fractures and stenosis and issues related to patients with poor bone quality, each of which represents a large underserved market segment. We believe that our strategic focus on underserved and rapidly growing market segments may increase our revenue and market penetration.

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

•

Spinal stenosis is a narrowing of the spinal canal, which places pressure on the spinal cord. If the stenosis is located on the lower part of the spinal cord, it is called lumbar spinal stenosis. Stenosis in the upper part of the spinal cord is called cervical spinal stenosis. While spinal stenosis can be found in any part of the spine, the lumbar and cervical areas are the most commonly affected. Some patients are born with this narrowing, but most often spinal stenosis is seen in patients over the age of 50. In these patients, stenosis is the gradual result of aging and wear and tear on the spine during everyday activities.

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings. In addition, outside of the U.S. we sell solutions for treating vertebral compression fractures and spinal stenosis, both of which are conditions that disproportionately effect elderly patients. Certain of our biologics offerings are used as an alternative to synthetic products while others complement our synthetic products by promoting fusion.

The chart below illustrates the principal products in our broad portfolio of spine systems currently available for sale by market segment. Certain systems and products are described in greater detail below the chart. Items marked with an asterisk are not available for sale in the U.S.

Current Products:

Market Segment	Principal Products
Cervical and Cervico-thoracic	Trestle Anterior Cervical Plate Trestle Luxe Anterior Cervical Plate Solanas Posterior Cervico/Thoracic Fixation System Avalon Occipital Plate DiscoCerv Artificial Disc* PCB Evolution*
Thoracolumbar Fixation

Zodiac Degenerative Fixation System

Zodiac Deformity Fixation System with Smart Set

ILLICO FS Fixation System

TTL IN Fixation System*

Xenon Fixation System

BridgePoint Spinous Process Fixation System

Isobar Evolution Dynamic Rod*

Aspida Anterior Lumbar Interbody Plate System

TTL-D Fixation System*

Hemi Fixation System

Spinal Spacers	Novel Spinal Spacers Alphatec Solus Locking ALIF Spacer* Samarys*/Samarys RF* Pegasus Anchored Cervical Interbody TeCorp*
Minimally Invasive Surgery (MIS)	Illico MIS System GLIF/ARC Portal Access System OsseoScrew MIS System* Epicage TLIF System*
Aging Spine	OsseoFix Spinal Fracture Reduction System* OsseoFix+ Vertebroplasty System OsseoScrew Spinal Fixation System* HeliFix Interspinous Spacer System*
Biologics

AlphaGraft Structural Allograft Spacers

AlphaGraft Demineralized Bone Matrix

PureGen Osteoprogenitor Cell Allograft

AlphaGraft ProFuse Demineralized Bone Scaffolds

AmnioShield Amniotic Membrane

Alphatec NEXoss Synthetic Bone Graft

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

Solanas Posterior Cervico/Thoracic Fixation System and Avalon Occipital Plate

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws, hooks, and connectors that provide a solution for posterior cervico/thoracic fusion procedures. We also designed the Solanas Posterior Cervico/Thoracic System to be used in combination with our existing Zodiac Degenerative Spinal Fixation System and our Avalon Occipital Plate, thereby providing surgeons with a solution for occipito-cervico-thoracic fixation. The Avalon Occipital Plate has a unique buttress design for optimal bone graft placement and superior fusion, including three points of plate rotation and translation, which is designed to ease the placement of the plate.

DiscoCerv Artificial Disc

Our DiscoCerv product is a cervical disc prosthesis. The design consists of convex upper and lower plates that are designed to fit into the anatomical curvature of the disc space. The disc provides angulations of nine degrees in the sagittal and coronal planes to preserve the physiological amplitude of a normal disc.

Thoracolumbar Fixation Products

Zodiac Degenerative Spinal Fixation System

Our Zodiac Degenerative Spinal Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, connectors and advanced instruments for the stabilization of the thoracolumbar spine. The Zodiac Degenerative Spinal Fixation System offers surgeons a low-profile; friction-fit polyaxial screw with up to 76 degrees of variability and a secure buttress thread closure mechanism that eases final construct assembly. Our Zodiac Degenerative Spinal Fixation System offers pre-cut and pre-contoured rods, which allow surgeons to customize each construct depending on the patient’s needs. The Zodiac Degenerative Spinal Fixation System is designed to be used in combination with Novel Spinal Spacers and AlphaGraft Structural Allograft Spacers.

Zodiac Deformity Spinal Fixation System

Our Zodiac Deformity Spinal Fixation System is a comprehensive system of instrumentation and implants designed to enable the surgeon to address patient-specific spinal deformity correction procedures. The Zodiac Deformity Spinal Fixation System contains polyaxial screws that are similar in design to those in the Zodiac Degenerative Spinal Fixation System. The Zodiac Deformity Spinal Fixation System offers components that are frequently used in deformity correction procedures, such as fixed and uniplanar screws, high-strength deformity rods, including cobalt chromium, hooks, rod connectors, pelvic-fixation implants and deformity specific instrumentation. The Zodiac Degenerative Fixation System is designed to be used in combination with Novel Spinal Spacers and AlphaGraft Structural Allograft Spacers

Aspida Anterior Lumbar Interbody Fusion, or ALIF, Plate System

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

Spinal Spacers

Novel PEEK and Titanium Spinal Spacers

Our family of Novel spinal spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer multiple unique implant designs, each of which is available in numerous shapes and heights. Certain of our Novel spinal spacers are made of titanium and others are made of a strong, heat resistant, radiolucent, biocompatible plastic called polyetheretherketone, or PEEK. Our Novel PEEK spinal spacers have been approved for use in both the lumbar and cervical regions of the spine. A Novel PEEK spinal spacer is not visible during a magnetic resonance imaging, which allows the surgeon to better assess the progress of the healing process following surgery. Novel spacers and their accompanying instrumentation are designed to be inserted from several planes of the body to accommodate surgeons’ needs. Novel spinal spacers feature sizable central openings that help accommodate the placement of bone grafting material inside and around the spacer, which we believe promotes fusion. A ridge pattern on the top and bottom of our Novel spacers helps prevent movement after placement and enhances the stability of the overall construct.

Alphatec Solus Locking ALIF Spinal Spacer

Our Alphatec Solus locking ALIF spinal spacer, or Alphatec Solus, is a zero-profile PEEK and titanium device offering four points of fixation for improved stability. Alphatec Solus features a one-step insertion and deployment feature and is used in ALIF procedures. We believe that Alphatec Solus’ locking mechanism is a substantial upgrade over similar products currently on the market.

Samarys/Samarys RF

Our Samarys PEEK cervical cage restores disc height as well as cervical lordosis. The cage is anatomically designed for immediate stability and optimum fusion with a large graft window. Neither Samarys nor Samarys/RF is approved for sale in the U.S. Both Samarys and Samarys/RF are available for sale in the European Union.

Minimally Invasive Surgery, or MIS Products

Illico Minimally Invasive Surgery System

The Illico Minimally Invasive Surgery System is a cannulated pedicle screw and rod system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the surgical site by using a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that the Illico Minimally Invasive System limits trauma to the tissue surrounding the location of the surgery, which is designed to enable patients to recover faster.

Guided Lumbar Interbody Fusion, or GLIF and ARC Portal Access System

Our GLIF technique, used in conjunction with our ARC Portal Access System, is a unique access system that is designed to enable surgeons to perform a minimally invasive procedure from multiple surgical planes without the need for a second incision or to reposition the patient. The GLIF technique is intended to reduce the length of the procedure, trauma to the patient and reduce the post-surgery recovery period.

Aging Spine

OsseoFix Spinal Fracture Reduction System

Our OsseoFix Spinal Fracture Reduction System provides a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted in a minimally invasive manner into a vertebral body to treat a VCF. The OsseoFix system is designed to provide the surgeon with control over the placement and expansion of the device as the fracture is treated. In addition, the OsseoFix System is designed to use less PMMA bone cement than current standards of care and may overcome one of the primary complications of kyphoplasty and vertebroplasty, which is the potential risk of extravasation of PMMA bone cement into the spinal canal or venous system. The OsseoFix System is not available for sale in the U.S. In early 2012, the Company filed an Investigational Device Exemption with the U.S. Food and Drug Administration, or FDA, to begin a clinical study of the OsseoFix System. The OsseoFix System is available for sale in the European Union.

OsseoScrew Spinal Fixation System

The OsseoScrew Spinal Fixation System is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew System is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. We believe that the OsseoScrew Spinal Fixation System will help us reach our goal of providing solutions targeted at serving the needs of the spine surgeon and the aging spinal segment of the marketplace. The OsseoScrew Spinal Fixation System is available for sale in the European Union, but is not available for sale in the U.S.

Helifix Interspinous Spacer System

Our Helifix Interspinous Spacer System is designed to be inserted in a minimally invasive manner into a patient’s spinous process to treat lumbar spinal stenosis. The Helifix Interspinous Spacer System is a non-fusion interspinous device designed to provide relief from lumbar spinal stenosis by widening the spinal canal and decompressing the level of the compressed nerve, providing flexion in the posterior elements. The Helifix Interspinous Spacer System is available for sale in the European Union, is not available for sale in the U.S.

Biologics

AlphaGraft Structural Allograft Spacers

We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. In addition, many of our allograft spacers are packaged in our VIP packaging system, or VIP System. The VIP System is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. The VIP System provides rapid and uniform hydration, which reduces the brittleness of the graft and the length of the surgical procedure.

PureGen Osteoprogenitor Cell Allograft

Our PureGen Osteoprogenitor Cell Allograft, or PureGen, is a unique adult stem cell that supplements the body’s own cells and helps to stabilize the repair site, which allows the healing process to advance naturally and efficiently. There is a significant clinical need to improve fusion rates, especially in patients with impaired wound healing due to age, obesity, diabetes, smoking, anti-inflammatory medication, and other factors. PureGen is a safe and natural alternative to autograft, and other expensive fusion options.

AlphaGraft ProFuse Demineralized Bone Scaffold

Our AlphaGraft ProFuse Demineralized Bone Scaffold consists of a sponge-like demineralized bone matrix that has been pre-cut into sizes to fit within a spinal spacer. The AlphaGraft ProFuse Demineralized Bone Scaffold provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffold expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The AlphaGraft ProFuse Demineralized Bone Scaffold is pre-packaged in our proprietary VIP vacuum infusion packaging system.

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

Alphatec NEXoss Synthetic Bone Graft

Our Alphatec NEXoss nanostructure bioactive matrix is the next-generation synthetic that is an innovative bioactive scaffold for bone grafting. The Alphatec NEXoss biomimetic nanostructured hydroxyapatite crystals mimic bone composition, structure and size to resorb similar to naturally occurring hydroxyapatite.

Sales and Marketing

Our U.S. sales force consists of over 115 independent distributors, which we believe employ approximately 275 agents dedicated to selling our products in the U.S., and approximately 30 direct sales representatives and sales management employees and executives. In general, in the U.S., although surgeons in the U.S. make the ultimate decision to use our products, we bill hospitals for the products that are used and pay commissions to our independent distributors and direct sales agents based on payments received from hospitals. In general, outside of the U.S. we sell products directly to distributors, and the distributors resell the products to hospitals. We compensate our sales management employees and sales executives through salaries and incentive bonuses based on performance measures. We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to sell exclusively our products both within and outside of their allocated sales territory. We offer sales and product training to each of our independent distributors and direct sales representatives. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals. We plan on expanding our global sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.

In Europe and the Middle East we have approximately 40 independent distributors who have a sales force consisting of approximately 150 sales representatives. We have 17 direct sales representatives and approximately 90 independent in Japan and 12 independent distributors in the rest of Asia. In Latin America and South America we conduct our sales and marketing activities through our subsidiary, Cibramed Products Medicos Ltda., which we plan to rename Alphatec Spine do Brazil. We currently have 18 independent distributors and two direct sales representatives selling our products in Latin America.

In the markets in which we have a direct sales force, we bill the hospitals for the products that are used. In markets that use independent distributors, we sell our products to the distributor, and the distributor resells the products to the hospital. We plan to continue expanding our direct sales and distribution network and product offerings throughout the world. Similar to our sales and marketing activities in the U.S., outside of the U.S. we market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences, including the International Spine Research and Innovation and Argos and Sisyphean Spinal Society meetings, in the U.S., Europe, Asia and Latin America and South America.

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

Manufacture and Supply

We conduct a large portion of our manufacturing operations at our facilities in Carlsbad, California, although we also manufacture products at our facility in Beaurains, France. We manufacture a significant amount of our non-biologic implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include seperate areas dedicated to the machining, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers.

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

Following the receipt of products or product components that we receive from third parties, we conduct inspection, quality control, packaging and labeling, as needed, at our manufacturing facilities. The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, cobalt chrome, ceramic, allograft and PEEK. Invibio, Inc., or Invibio, is one of a limited number of companies that is currently approved in the U.S. to distribute PEEK for use in implantable devices.

With the exception of PEEK and tissue-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging. See “Item 1A—Risk Factors.” Our manufacturing operations and those of the third-party manufacturers we use are subject to extensive regulation by the FDA or similar entities outside of the U.S. under its quality systems regulations, or QSRs, and other applicable device-related good manufacturing practices, or GMPs, or tissue-related tissue practices, or GTPs, and applicable local regulations. With respect to biologics products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that currently require licenses. Our facility and the facilities of the third-party manufacturers we use are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.

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

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition and we are aware of several companies that compete in our current and future product areas. We believe that our most significant competitors are Medtronic Sofamor Danek, DePuy Spine, Stryker, Biomet, NuVasive, Zimmer, Orthofix, Globus, Integra and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling spinal implant products.

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

Patents

As of December 31, 2012, we and our affiliates owned 73 issued U.S. patents, 71 pending U.S. patent applications and 347 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

Trademarks

As of December 31, 2012, we and our affiliates owned these registered US marks: Adonys, Aging Spine Center, Aladyn, Alphagraft, Alphagraft Duofuse, Alphagraft Nanoblast, Alphagraft Profuse, Alphatec, Alphatec logo, Alphatec MHS, Alphatec Solus, Alphatec Solus with logo, Alphatec Spine, Alphatec Spine with logo, Amnioshield, Antelys, ARC, Aspida, Aurys, Avalon, Biofill, Bone’x, Chorus, Corelys, Corlok, Cortek, Cortek

logo, Del Mar, Deltaloc, Discocerv, Dovetome, Dynamic-TTL Rod, Dynoss, Easys, Electra, Elfix, Ellys, Epicage, GLIF, Helifix, Illico, Isobar, Isobar Duo, Isobar Hemispherical Screw, Isobar LP, Isobar TTC, Isobar TTL, Isobar U-Screw, Laguna, Majorys, MX System, Novel, Openview, Osseofix, Osseofix with logo, Osseofix+ with logo, Osseoscrew, Osseoscrew with logo, Pach, Pantheon, Preview, Puregen, Samarys, Scient’x, Scient’x logo, Solanas, Solo, Solutions for the Aging Spine, Stella, Tamarack, Trestle, Trestle Luxe, Tribeca, Xenon, Zodiac.

License and Supply Agreements

As part of our product development strategy, when commercially feasible we enter into agreements with third parties that enable us to develop, commercialize and/or distribute products for the treatment of spinal disorders that are based upon technology owned by such third parties.

License Agreements

In June 2012, we entered into a Private Label Supply Agreement with a third party supplier whereby we acquired exclusive U.S. distribution rights to market a synthetic biologic product under our brand name. Under the terms of the agreement we are obligated to make payments of $1.0 million in connection with the execution of the agreement. Additionally, we are required to meet certain minimum purchase requirements of up to $3.0 million per year. The $1.0 million initial-payment will be capitalized as an intangible asset and will be amortized over the four-year term of the agreement.

In October 2012, we entered into a Supply Agreement with a third party supplier whereby we acquired exclusive worldwide distribution rights to sell an anchored, fully retractable cervical interbody spacer. Under the terms of the agreement we are obligated to make payments of $1.0 million in connection with the execution of the agreement. Additionally, we are required to meet certain minimum annual purchase requirements ranging from $4.0 million to $5.9 million per year to maintain our exclusive distribution rights. The $1.0 million in initial payments will be capitalized as an intangible asset and will be amortized over the seven-year term of the agreement.

Our additional key agreements are described in Note 5 to our consolidated financial statements under Part II, Item 8—Financial Statements and Supplementary Data.

Phygen Acquisition

On November 6, 2012, we closed a transaction related to the purchase of certain assets used in connection with the design, development, marketing and distribution of certain spinal implant products, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto, from Phygen, LLC, or Phygen, pursuant to an Asset Purchase Agreement, dated as of October 19, 2012. This acquisition should provide us with access to a network of over 100 leading U.S. spine surgeons who formed Phygen out of a desire to seek improved treatment outcomes for spinal disorders through surgeon-inspired technology that generates unique, high-quality and cost effective products. The acquisition should also enable us to collaboratively tap into the collective medical knowledge of members of the Phygen surgeon group, enhancing our product innovation and product refinement capabilities to help advance the standard of patient care in an evolving spine industry. With complementary cultures, product portfolios and distribution networks, Phygen should represent a great opportunity for both us and Phygen to layer their respective products into each other’s distribution network.

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

In June of 2011 the FDA sent an untitled letter to the manufacturer of our PureGen product, Parcell Laboratories, LLC regarding the regulatory status of the product. In the letter, the FDA raised questions in connection with Parcell’s position that the PureGen product is a human cell, tissue, and cellular or tissue-based products regulated solely under Section 361 of the Public Health Service Act and 21 C.F.R, Part 1271, and is not subject to any premarket review requirements. Parcell responded to the FDA’s letter in July of 2011 with additional information about PureGen and why the product qualifies as a Section 361 product. A formal request for designation of the regulatory status of PureGen was submitted in January 2013. While we believe that this product should be included within the classification of Section 361, the FDA may take a position contrary to ours which would require us to stop selling the product. In addition, in February 2013 each of the two vendors that are collectively responsible for the procurement, processing, storage and shipment of PureGen were inspected by the FDA. Following such inspections several Form 483 observations were issued related to PureGen. Despite the fact that the PureGen product has been implanted in over 3,500 patients with no adverse events related to the product, in February of, 2013 we voluntarily stopped shipping PureGen until all issues have been addressed to the FDA’s satisfaction. See “Item 1-A – Risk Factors”.

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

European Union

The European Union, which consists of 27 of the countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer or a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied. In September 2012, the European Commission adopted a proposal for a regulation which if adopted will change the way that most medical devices are regulated in the European Union, and may subject our products to additional requirements.

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

The federal Anti-Kickback Statute, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. For example, the definition of “remuneration” has been broadly interpreted to include anything of value, including, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, in March 2010, the U.S. Congress adopted and President Obama signed into law the Patient Protection and Affordable Health Care Act, which, as amended by the Health Care and Education Reconciliation Act, is referred to as ACA. ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

We have entered into various agreements with certain surgeons that perform services for us, including some who make clinical decisions to use our products. Some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for services performed. In addition, physician-owned distribution companies have increasingly become involved in the sale and distribution of medical devices, including the products for the surgical treatment of spine disorders. In many cases, these distribution companies enter into arrangements with hospitals that bill Medicare or Medicaid for the furnishing of medical services, and the physician-owners are among the physicians who refer patients to the hospitals for surgery. While we believe that our current operations comply with applicable fraud and abuse laws and do not believe that we are subject to any arrangements that violate any such laws, if material information regarding such entity were misrepresented or omitted during our due diligence, we would not be in a position to be aware of all of the financial arrangements of the physician-owned distribution companies with which we contract, even after conducting reasonably inquiry. All arrangements we have that involve surgeons, sales agents or distributors have all been structured with the intention of complying with all applicable fraud and abuse laws, including the Anti-Kickback Statute, Stark Law and similar state self-referral laws.

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

The Health Insurance Portability and Accountability Act, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. Under recent changes in ACA, the intent requirement of the healthcare fraud statute is lowered such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in similar sanctions.

ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require us to report and disclose to the Centers for Medicare and Medicaid Services, or CMS, any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain group purchasing organizations, including physician-owned distributors, to disclose physician ownership information to CMS. On February 8, 2013 CMS published a detailed regulation implementing these sunshine provisions. Under this final rule, starting August 1, 2013, the company and other device manufacturers will be required to collect specific data on payments to physicians and teaching hospitals for the remaining calendar year 2013, with such data to be assembled into a report due to CMS by March 31, 2014, and annually thereafter. CMS will then publish on its website all manufacturer reports of such payments and transfers of value. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.

HIPAA also includes privacy and security provisions designed to regulate the use and disclosure of “protected health information” or “PHI” which is health information that identifies a patient and that is held by a health care provider, a health plan or health care clearinghouse. We are not directly regulated by HIPAA, but our ability to access PHI for purposes such as marketing, product development, clinical research or other uses is controlled by HIPAA and restrictions placed on health care providers and other covered entities. HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act (HITECH) which strengthened the rule, increased penalties for violations and added a requirement for the disclosure of breaches to affected individuals, the government and in some cases the media. We must carefully structure any transaction involving PHI to avoid violation of HIPAA and HITECH requirements.

Almost all states have adopted data security laws protecting personal information including social security numbers, state issued identification numbers, credit card or financial account information coupled with individuals’ names or initials. We must comply with all applicable state data security laws, even though they vary extensively, and must ensure that any breaches or accidental disclosures of personal information are promptly reported to affected individuals and responsible government entities. We must also ensure that we maintain compliant, written information security programs or run the risk of civil or even criminal sanctions for non-compliance as well as reputational harm for publicly reported breaches or violations.

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

Medicare coverage and reimbursement policies are developed by CMS, the federal agency responsible for administering the Medicare program, and its contractors. CMS establishes these Medicare policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Medicare payment rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. We cannot assure you that government or private third-party payors will cover and provide adequate payment for the procedures in which our products are used.

ACA and other reform proposals contain significant changes regarding Medicare, Medicaid and other third party payors. Among these changes was the imposition of a 2.3% excise tax on domestic sales of medical devices that went into effect on January 1, 2013. These taxes will result in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, although ACA has been subject to various legal challenges, in June 2012 the United States Supreme Court upheld the constitutionality of the minimum essential health insurance coverage rule, or so-called personal mandate, while holding that the federal government must give states option to accept ACA’s Medical expansion provisions without risk of losing all federal Medicaid funds. Other proposals have been introduced in Congress to repeal the device tax and various healthcare reform proposals have also emerged at the state level. Although not a prediction, it now appears likely that ACA will be implemented largely as enacted, but it is less clear what other healthcare initiatives at the federal or state level, if any, will be implemented. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially. At the same time, the failure of any state to expand its Medicaid program as prescribed in ACA will restrict the ability of populations potentially served by such expansion to use our products.

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

Employees

As of December 31, 2012, we had approximately 490 employees worldwide in the following areas: sales, physician services, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place.

Corporate and Available Information

We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 5818 El Camino Real, Carlsbad, California 92008. Our Internet address is www.alphatecspine.com. By referring to our website, we do not incorporate the website or any portion of the website by reference into this Annual Report on Form 10-K. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

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

We will continue to pursue growth in, the number of surgeons using our products, including, without limitation the surgeon members of Phygen, the types of products we offer and the geographic regions in which our products are sold. Such anticipated growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these anticipated growth activities. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our anticipated growth effectively, the quality of our products, our relationships with physicians, including the surgeon members of Phygen, distributors and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.

We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.

The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2012, a large portion of global spinal implant product revenues was generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc., Depuy Spine, a subsidiary of Johnson & Johnson and Stryker Spine. Our competitors also include numerous other publicly traded companies and privately held companies.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 45% and 46% of our net sales for 2012 and 2011, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.

Our sales and marketing efforts in the U.S. are largely dependent upon third parties, some of which are free to market products that compete with our products.

As of December 31, 2012, approximately 23% of our independent distributors in the U.S. also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.

We may be unable to accurately predict future sales through distributors that purchase products directly from us, which could harm our ability to forecast sales performance.

A portion of our sales are made through domestic and international third-party distributors that purchase our products directly from us and then resell such products to hospitals. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns and inventory levels of these distributors. While we attempt to assist such distributors in forecasting its future sales and maintaining adequate inventory levels, we may not be consistently accurate or successful. In addition, our distributors’ decision-making process regarding orders is complex and involves several factors, including surgeon demand levels, which can make it difficult to accurately predict our sales until late in a quarter. Our failure to accurately forecast sales through distributors that purchase products directly from us and the failure of such distributors to maintain adequate inventory levels could lead to a decline in sales and adversely affect our results of operations.

If pricing pressures cause us to decrease prices for our goods and services and we are unable to compensate for such reductions through changes in our product mix and reductions to our expenses, our results of operations will suffer.

We may experience decreasing prices for our goods and services we offer due to pricing pressure exerted by our customers in response to increased cost containment efforts from managed care organizations and other third-party payors and increased market power of our customers as the medical device industry consolidates. If we are unable to offset such price reductions through changes in our product mix or reductions in our expenses, our business, financial condition, results of operations and cash flows will be adversely affected.

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may adversely affect our results of operations and financial condition.

During the year ended December 31, 2012, we derived approximately $65.8 million, or 33% of our net sales from sales of products outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the U.S.;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potentially taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could decrease our revenues, increase our costs and may adversely affect our results of operations. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our international results of operations.

To be commercially successful, we must convince the spine surgeon community, including the surgeon members of Phygen, that our products are an attractive alternative to our competitors’ products. If the spine surgeon community, including the surgeon members of Phygen, does not use our products, our sales will decline and we will be unable to increase our sales and profits.

In order for us to sell our products, surgeons, including the surgeon members of Phygen, must be convinced that they are superior to competing products for use in spine fusion procedures. Acceptance of our products depends on educating the spine surgeon community, including the surgeon members of Phygen, as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community, including the surgeon members of Phygen, of the merit of our products, our sales will decline and we will be unable to increase our sales and will be unable to achieve and sustain growth or profitability.

There is a learning process involved for spine surgeons to become proficient in the use of our products. Although most spine surgeons may have adequate knowledge on how to use most of our products based on their clinical training and experience, we believe that the most effective way to introduce and build market demand for our products is by directly training spine surgeons in the use of our products. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

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

We are seeking to rapidly grow sales of our products and if we are successful, such growth may strain our ability to manufacture an increasingly large supply of our products. We have never produced products in quantities significantly in excess of our current production levels. Manufacturers regularly experience difficulties in scaling up production and we may face such difficulties in increasing our production levels. Moreover, we may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. Our failure to produce products of satisfactory quality or in sufficient quantities could hurt our reputation; cause hospitals, surgeons or distributors to cancel orders or refrain from placing new orders for our products; and reduce or slow growth of sales of our products. Increases in our production volume also could make it harder for us to maintain control over expenses, manage our relationships with our suppliers, maintain good relations with our employees or otherwise manage our business. In addition, should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our production of surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2012 and 2011 approximately 14% and 16%, respectively, of our revenues were derived from products manufactured using PEEK.

We depend on a limited number of sources of human tissue for use in our biologics products, and any failure to obtain tissue from these sources or to have the tissue processed by these entities for us in a timely manner will interfere with our ability to meet demand for our biologics products effectively. The processing of human tissue into biologics products is labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our biologics products are at times in particularly short supply. We cannot be certain that our supply of human tissue from our current suppliers and our current inventory of biologics products will be available at current levels or will be sufficient to meet our needs.

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

The regulatory status of our PureGen product is unclear, and we could be forced to stop marketing the product. In addition, in February of 2013 we voluntarily stopped shipping PureGen.

In 2010, we began to market and sell our PureGen Osteoprogenitor Cell Allograft product pursuant to section 361 of the Public Health Service Act and 21 CFR Part 1271 Human Cell & Tissue Products Controls, or the HCT/P. Such action was based on our good faith belief that PureGen was a 361 HCT/P tissue product. In June 2011 the manufacturer of PureGen, Parcell Laboratories, was contacted by FDA concerning the regulatory status of PureGen. These communications stated FDA’s belief that PureGen was a biologic product subject to regulation under Section 351 of the Public Health Service Act, or the PHS Act, by the Center for Biologics Evaluation and Research, or CBER. Both we and Parcell disagreed with this position. Parcell responded to the FDA’s letter in July of 2011 with more complete information of the function of PureGen and how the product meets all of the criteria for being marketed under Section 361. A formal request for designation of the regulatory status of PureGen was submitted in January 2013. In February 2013 each of the two vendors that are collectively responsible for the procurement, processing, storage and shipment of PureGen were inspected by the FDA. Following such inspections several Form 483 observations were issued related to PureGen. Despite the fact that the PureGen product has been implanted in over 3,500 patients with no adverse events related to the product, in February of, 2013 we voluntarily stopped shipping PureGen until all issues have been addressed to the FDA’s satisfaction, and we cannot be certain that such actions will take place in a timely manner, or if such actions will happen at all. In the event that the FDA requires us to stop marketing or selling PureGen until it has achieved regulatory approval as a medical device or biologic product, we would be forced to stop selling the product. In addition, if we fail to comply with applicable regulatory requirements related to PureGen, the FDA could deny future marketing clearance, approval or licensing, withdraw approvals or revoke licenses, or impose civil penalties, including fines, product seizures or product recalls and, in extreme cases, criminal sanctions.

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

Volatility and disruption in the global capital and credit markets have reduced the availability of liquidity and credit to fund or support the continuation and expansion of industrial business operations worldwide. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect the borrowing capacity of us or our suppliers and customers, which support the continuation and expansion of our sales worldwide, and could result in suppliers not being able to supply us with raw materials or finished goods or payment delays or defaults by our customers. In addition, in response to current market conditions, vendors or customers may choose to seek contract terms more favorable to them. Finally, our ability to expand our business could be limited if, in the future, we are unable to raise capital, on favorable terms or at all.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law the ACA. The legislation imposes a 2.3% excise tax on domestic sales of medical devices which went into effect on January 1, 2013. These taxes are resulting in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions will be implemented through the regulatory process, and policy details have not yet been finalized. In addition, although ACA has been subject to various legal and legislative challenges, in June 2012 the United States Supreme Court upheld the constitutionality of the minimum essential health insurance coverage rule, or so-called personal mandate, while holding that the federal government must give states the option to accept ACA’s Medical expansion provisions without risk of losing all federal Medicaid funds. Other proposals have been introduced in Congress to repeal the device tax, and various healthcare reform proposals have also emerged at the state level. Although not a prediction, it now appears likely that ACA will be implemented largely as enacted, but it is less clear what other healthcare initiatives at the federal or state level, if any, will be implemented. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. At the same time, the failure of any state to expand its Medicaid program as prescribed in ACA will restrict the ability of populations potentially served by such expansion to use our products.

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

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. Several such proposals were enacted as part of ACA, and include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and sweeping payment reforms. Other federal and state cost-control measures include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the U.S. or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures contained in ACA and other measures being considered at the federal and state level, as well as internationally, could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments significantly impacts our business. Healthcare fraud and abuse, health information privacy and security, and disclosure laws potentially applicable to our operations include:

•

the federal Anti-Kickback Statute, as well as state analogs, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal (or state or commercial) healthcare program (such as the Medicare or Medicaid programs);

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

•

HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the state and federal laws “sunshine” provisions that require detailed reporting and disclosures to CMS and applicable states of any payments or “transfer of value” made or distributed to prescribers and other health care providers, and for certain states prohibit some forms of these payments, require the adoption of marketing codes of conduct, and constrain their relationships with physicians and other referral sources;

•

state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•

the Administrative Simplification provisions of HIPAA, specifically, privacy and security provisions including recent amendments under HITECH which impose stringent restrictions on uses and disclosures of protected health information such as for marketing or clinical research purposes and impose significant civil and criminal penalties for non-compliance and require the reporting of breaches to affected individuals, the government and in some cases the media in the event of a violation; and

•

a variety of state-imposed privacy and data security laws which require the protection of information beyond health information, such as employee information or any class of information combining name with state issued identification numbers, social security numbers, credit card, bank or other financial information and which require reporting to state officials in the event of breach or violation and which impose both civil and criminal penalties.

ACA includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statute such that a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them.

If our past or present operations, or those of our independent sales agents and distributors are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers, sales agents, distributors or other entities with which we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the Courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

In January 2004, the Advanced Medical Technology Association or AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct”, or the AdvaMed Code, that sets forth standards by which its members should abide in the promotion of their products. Although we are not a member of AvaMed, we have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices. The AdvaMed Code was revised in 2009 to make it more stringent with respect to interactions with healthcare professionals. We have adopted the new aspects of the revised AdvaMed Code.

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

To date, all of our non-biologic medical device products that have required FDA review that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. However, the FDA may require clinical data in support of any 510(k)s that we intend to submit for products in our pipeline. We have limited experience in obtaining approval for a device through the 510(k) clinical trial process or the PMA process. If any of our products require the 510(k) clinical process or the PMA process, such processes could delay the commercialization of such products and could have a material adverse effect on our business, financial condition and results of operations.

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

Several investigational devices in our development pipeline, including our OsseoFix Spinal Fracture Reduction System, and our OsseoScrew System require either a 510(k) with clinical trial data or a PMA from the FDA before we can market such product in the U.S. The clinical trial is required by the FDA to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval in the U.S. for OsseoFix or OsseoScrew, we must conduct, at our own expense, a clinical trial to demonstrate efficacy and safety in humans. Clinical testing is expensive and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends in part on our ability to continually enhance and broaden our product offering in response to changing customer demands, competitive pressures and technologies and our ability to increase our market share. Accordingly, we have pursued and intend to pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. These efforts could be expensive and time consuming, disrupt our ongoing business and distract management. If we are unable to integrate any future or recently acquired businesses, products or technologies effectively, our business, financial condition and results of operations will be materially adversely affected. For example, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize significant amounts of expenses, including non-cash acquisition costs, and acquired assets.

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

We believe that our current cash and cash equivalents, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facility, will be sufficient to fund our projected operating requirements through December 31, 2013. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

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

We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap Financial, LLC, or the Credit Facility. In order to comply with the financial covenants for 2013, we will need to achieve revenue and earnings that exceed our historical revenue and earnings levels. If we are not able to achieve planned revenue or earnings growth or if we incur costs in excess of our forecast, we may be required to substantially reduce discretionary spending and could be in default of the Credit Facility. In addition to financial covenants, the Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates, the breach of which could result in an event of default. There can be no assurance that at all times in the future we will satisfy all such financial or other covenants or obtain any required waiver or amendment, in which event of default the lenders party to the Credit Facility could refuse to make further extensions of credit to us and require all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the Credit Facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.

An event of default under the Credit Facility could have a material adverse effect on us. Upon an event of default, if the lenders under the Credit Facility accelerate the repayment of all amounts borrowed, together with accrued interest and other fees, or if the lenders elect to charge us additional interest, we cannot assure you that we will have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the Credit Facility or obtain alternative financing, which may not be available to us on acceptable terms, if at all.

In addition, if we fail to pay amounts when due under the Credit Facility or upon the occurrence of another event of default, the lenders under the Credit Facility could proceed against the collateral granted to them pursuant to the Credit Facility. We have granted to the lenders a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the Credit Facility. If the lenders proceed against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse affect our business, financial condition and results of operations.

If we default on our obligations to make settlement payments to Cross Medical Products, the amounts due under the settlement agreements accelerates and becomes due and payable.

Any default of our payment obligation under the settlement agreements we entered into with Cross Medical Products, or Cross, would give Cross the right to declare all of the future payments to be immediately payable, together with additional payments to cover interest and Cross’ legal fees. As of March 1, 2013, the outstanding amount to be paid to Cross Medical through August 2015 is $10,000,000. If this acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.

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

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products but fall outside of the scope of our patent protection. Although we have entered into confidentiality agreements and intellectual property assignment agreements with certain of our employees, consultants and advisors as one of the ways we seek to protect our intellectual property and other proprietary technology, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S., if at all. Since most of our issued patents and pending patent applications are for the U.S. only, we lack a corresponding scope of patent protection in other countries, including Japan. Thus, we may not be able to stop a competitor from marketing products in other countries that are similar to some of our products.

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

We, certain of our directors and one of our affiliates has been named as a defendant in a litigation matter initiated by Orthotec, LLC, the result of which is uncertain.

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court. At the same time, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations in California and federal courts by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain Scient’x former directors (who also serve on our board) in a new action in California state court. In addition, at the same time, a similar action was filed in New York against HealthpointCapital and two former directors of Scient’x (who also serve on our board). In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed such ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In November 2009, the New York court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court in New York reversed the lower court’s decision to dismiss Orthotec’s claims, and the New York matter is proceeding with HealthpointCapital and certain former Scient’x directors (who also serve on our board) as the only defendants. While we intend to vigorously defend against the complaint, and believe that the plaintiff’s allegations are without merit, the outcome of the litigation cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.

We, certain of our directors and officers and HealthpointCapital have been named as a defendant in two related litigation matters, the result of which is uncertain.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of its directors and officers adding alleged violations of the Securities Act of 1933. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe that the claims are without merit and we intend to vigorously defend ourself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.

On August 25, 2010, an alleged shareholder of our filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors, certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. We have been named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of its officers breached their fiduciary duties to us related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until May 10, 2013. We believe that the claims are without merit and we intend to vigorously defend ourself against this complaint; however, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.

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

We and certain of our current directors and former executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements and breaches of fiduciary duties in connection with our acquisition of Scient’x, and the completion of the public offering that took place in April 2010. Currently there is a shareholder derivative litigations pending and one federal securities class action litigation pending. We have been engaged in a vigorous defense of such claims. If we are not successful in our defense of such claims, we may have to pay damages awards or otherwise enter into settlement arrangements in connection with such other lawsuits. Any such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if the pending claims are not successful, the litigations could result in substantial costs and a significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Based on shares outstanding at February 28, 2013, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of February 28, 2013, HealthpointCapital owned approximately 30% of our outstanding common stock. The Chairman of our Executive Committee of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. In addition, Messrs. Berkowitz, Foster, O’Neil, Molson, and two other directors, Messrs. Rohit Desai and James Glynn also have financial interests in HealthpointCapital investment funds.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from acquisitions, including the benefits of the Phygen acquisition

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	the difficulty in accurately predicting the future purchases of our stocking distributors;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to obtain alternative financing, if needed;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our or Scient’x’s business practices; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein.

Any or all of our forward-looking statements in this Annual Report may turn out to be wrong. They can be affected by inaccurate assumptions by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results.

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of this Annual Report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A—Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments

We have not received from the Securities and exchange Commission any written comments that have not been resolved regarding our filings under the Exchange Act.

Item 2.	Properties

Our corporate office and manufacturing facilities are located in Carlsbad, California. Certain of Scient’x’s operations are conducted in Beaurains, France. The table below provides selected information regarding our current material operating leased locations.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	January 2016

Carlsbad, California	Product design and manufacturing	73,480	January 2017

Beaurains, France	Administration, manufacturing and distribution	35,400	December 2013

Item 3.	Legal Proceedings

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought, among other things, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added us as a defendant to the California matter. We filed a motion for summary judgment in November 2012 that is fully briefed and the parties are awaiting a decision. The case is currently scheduled for trial in March 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, Scient’x and two former directors of Scient’x (who also serve on our board), in which Orthotec sought, among other things, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012, which is currently being briefed by the parties. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied, and that denial is currently on appeal. Since March 2010 we have been indemnifying HealthpointCapital and the two former directors of Scient’x in connection with the New York matter.

While we intend to vigorously defend against these actions, and believes that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on out financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until May 10, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At December 31, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “ATEC.” The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated.

Year Ended December 31, 2012	High	Low
First quarter	$2.42	$1.56
Second quarter	2.42	1.55
Third quarter	1.85	1.50
Fourth quarter	1.98	1.41

Year Ended December 31, 2011	High	Low
First quarter	$2.95	$2.33
Second quarter	3.91	2.64
Third quarter	3.87	1.99
Fourth quarter	2.42	1.38

Stockholders

As of February 28, 2013, there were approximately 309 holders of record of an aggregate 96,704,666 shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

In October 2012, we entered into a consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement, on November 1, 2012 we issued 176,000 unregistered shares of our common stock, par value $0.0001 per share, or the Stock Consideration. We did not receive any cash proceeds from the issuance of the Stock Consideration. The Stock Consideration was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2012 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
October 2012	—	$—	—	—
November 2012	—	$—	—	—
December 2012	—	$—	—	—

(1)	Not included in the table above are 11,566 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2012. The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition closed on March 26, 2010. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$196,278	$197,711	$171,610	$120,618	$92,181
Operating loss	(9,837)	(24,516)	(11,789)	(10,185)	(28,419)
Loss from continuing operations	(15,459)	(22,181)	(14,433)	(13,505)	(29,688)
Income from discontinued operations	—	—	78	216	400

Net loss	$(15,459)	$(22,181)	$(14,355)	$(13,289)	$(29,288)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.25)	$(0.18)	$(0.27)	$(0.63)

Weighted-average shares used in computing net loss per share:
Basic and diluted	90,218	88,798	78,590	49,292	46,290

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,241	$20,666	$23,168	$10,085	$18,315
Working capital	65,264	59,292	79,233	29,543	34,299
Total assets	382,127	366,692	377,016	161,888	155,548
Long-term debt, less current portion	39,967	23,802	32,474	23,631	26,488
Redeemable preferred stock	23,603	23,603	23,603	23,603	23,605
Total stockholders’ equity	245,816	245,328	266,434	74,829	71,469

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “surgeons’ culture” enables us to respond to the changing needs of surgeons through collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet the critical needs of surgeons’ and patients’. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spinal disorders.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. In general, except for those countries where we have a direct sales force (U.S., Japan, France, Italy, and the United Kingdom), we use independent distributors that purchase our products and market them to surgeons. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the sooner of when payments become due or cash is received from the related distributors.

Cost of revenues. Cost of revenues consists of direct product costs, royalties, milestones, depreciation of our surgical instruments, and the amortization of purchased intangibles. We manufacture substantially all of the non-tissue-based implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

In-process research and development expense, or IPR&D. IPR&D expense consists of acquired research and development assets that were not part of an acquisition of a business and were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date or IPR&D assets acquired in connection with a business acquisition that are determined to have no alternative future use. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility in the future, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, medical education, trade show and marketing costs.

General and administrative expense. General and administrative expense consists primarily of salaries and related employee benefits, professional service fees, insurance and legal expenses.

Transaction-related expense. Transaction-related expense consists of legal, accounting and financial advisory fees associated with acquisitions.

Restructuring expense. Restructuring expense consists of severance and other personnel costs related to the reorganization of our management and those costs associated with exit or disposal activities related to the acquisition of Scient’x.

Litigation settlement. Litigation settlement expense consists of material settlements of lawsuits.

Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

Income tax benefit. Income tax (benefit) provision consists primarily of income tax benefits related to the French income tax settlement and acquired Scient’x operations offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues	$196,278	$197,711	$171,610
Cost of revenues	70,761	79,168	57,657
Amortization of acquired intangible assets	1,749	1,613	1,136

Gross profit	123,768	116,930	112,817
Operating expenses:
Research and development	14,886	16,888	16,431
In-process research and development	341	—	2,967
Sales and marketing	75,177	75,189	66,542
General and administrative	39,939	36,367	31,078
Amortization of acquired intangible assets	2,180	2,152	1,535
Transaction related expenses	1,082	—	3,671
Restructuring expenses	—	1,050	2,382
Litigation settlement	—	9,800	—

Total operating expenses	133,605	141,446	124,606

Operating loss	(9,837)	(24,516)	(11,789)
Other income (expense):
Interest income	118	148	81
Interest expense	(6,105)	(3,027)	(5,946)
Other income (expense), net	(794)	707	1,167

Total other income (expense)	(6,781)	(2,172)	(4,698)

Loss from continuing operations before taxes	(16,618)	(26,688)	(16,487)
Income tax benefit	(1,159)	(4,507)	(2,054)

Loss from continuing operations	(15,459)	(22,181)	(14,433)
Income from discontinued operations, net of tax	—	—	78

Net loss	$(15,459)	$(22,181)	$(14,355)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues. Revenues were $196.3 million for the year ended December 31, 2012 compared to $197.7 million for the year ended December 31, 2011, representing a decrease of $1.4 million, or 0.7%. The decrease was a result of an increase in the International regions of $1.9 million, offset by a decrease in the U.S. of $3.3 million.

U.S. revenues were $130.5 million for the year ended December 31, 2012 compared to $133.8 million for the year ended December 31, 2011, representing a decrease of $3.3 million, or 2.5%. The decrease was due to a decrease in the sales of Alphatec instruments and implants ($6.6 million) and a decrease in the sales of Scient’x products ($2.8 million), offset by an increase in sales of Biologics ($4.8 million) and the acquisition of Phygen ($1.3 million).

International revenues were $65.8 million for the year ended December 31, 2012 compared to $63.9 million for the year ended December 31, 2011, representing an increase of $1.9 million, or 3.0%. The growth was due to increased sales of Alphatec products ($7.8 million), offset by a decrease in Scient’x products ($5.9 million). The revenue from Alphatec product continues to grow as products in the aging Scient’x product portfolio are substituted with Alphatec products. The increase in revenues is inclusive of $2.6 million in negative exchange rate effect.

Cost of revenues. Cost of revenues was $70.8 million for the year ended December 31, 2012 compared to $79.2 million for the year ended December 31, 2011, representing a decrease of $8.4 million, or 10.6%. The decrease was primarily related to lower product costs as a result of a decrease in sales volume and variation in product mix ($0.6 million), favorable manufacturing and absorption variances ($6.5 million), a reduction to inventory adjustments ($5.2 million), a reduction in instrument depreciation expense ($0.5 million), a reduction in royalty and milestone expenses due to the cancellation of certain agreements, lower sales volumes and an adjustment to accruals ($2.3 million), and a decrease in inventory step-up expense related primarily to the Scient’x acquisition ($0.6 million), offset by an increase in the reserve for excess and obsolete inventory ($3.1 million) and the amortization expenses associated with the settlement agreement we entered into in December 2011 with Biomet related to royalties on the sales of our polyaxial screws ($4.2 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.8 million for the years ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011, representing an increase of $0.2 million, or 8.4%. The increase primarily relates to amortization of intangible assets acquired in the Phygen acquisition.

Gross profit. Gross profit was $123.8 million for the year ended December 31, 2012 compared to $116.9 million for the year ended December 31, 2011, representing an increase of $6.9 million, or 5.8%. The increase is due to a change in cost of revenues ($7.9 million), offset by amortization of acquired intangibles ($0.2 million) and decrease in sales volume and variation in product mix ($0.8 million).

Gross margin. Gross margin was 63.1% for the year ended December 31, 2012 compared to 59.1% for the year ended December 31, 2011. The increase of 3.9 percentage points was the result of a reduction in the cost of revenues (3.7 percentage points) and a favorable variation in product mix (0.2 percentage points).

Gross margin for the U.S. region was 68.5% for the year ended December 31, 2012 compared to 65.1% for the year ended December 31, 2011. The increase of 3.4 percentage points was the result of reduced cost of revenues ($7.5 million), offset by a negative variation in revenue volume and product mix ($5.3 million).

Gross margin for the International region was 52.3% for the year ended December 31, 2012 compared to 46.7% for the year ended December 31, 2011. The increase of 5.6 percentage points was the result of a favorable variation in revenue volume and product mix ($4.5 million).

Research and development expense. Research and development expense was $14.9 million for the year ended December 31, 2012 compared to $16.9 million for the year ended December 31, 2011 representing a decrease of $2.0 million, or 11.9%. The decrease was primarily related to reduced European research and development activities to support the Scient’x products ($1.7 million), reorganized management structure in the U.S. ($0.3 million), and reduced activity due to the variation in the timing of the cycle for development and testing ($0.4 million), offset by increased spending on clinical study and trial activity ($0.4 million).

In-process research and development expense. IPR&D expense was $0.3 million for the year ended December 31, 2012 compared to $0 million for the year ended December 31, 2011. During the fourth quarter of 2012, the Company decided that it would not pursue development of in-process research and development assets that had an indefinite life. The Company expensed $0.3 million as in-process research and development related to the write-off of a portion of the in-process research and development assets acquired in the Scient’x acquisition.

Sales and marketing expense. Sales and marketing expense was $75.2 million for the years ended December 31, 2012 and December 31, 2011. Expenses increased as a results sales growth in Japan ($1.8 million), but were offset by a reduction in commission expense related to a decrease in U.S. revenue ($0.6 million), a reduction in post marketing clinical trial expenses ($0.6 million), and a reduction in meeting expenses ($0.6 million).

General and administrative expense. General and administrative expense was $39.9 million for the year ended December 31, 2012 compared to $36.4 million for the year ended December 31, 2011, representing an increase of $3.5 million, or 9.8%. The increase was primarily related to increased litigation expense ($2.0 million), increased expenses related to executive management and consulting costs ($1.5 million), the operating expenses related to the Phygen acquisition ($1.0 million) and severance costs ($0.7 million), offset by a reduction in sales and use tax accruals ($0.7 million) a reduction in recruiting fees ($0.6 million) and a reduction in information technology related expenses ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.2 million for the years ended December 31, 2012 and December 31, 2011. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x and Phygen acquisitions.

Transaction-related expense. Transaction-related expense was $1.1 million for the year ended December 31, 2012 compared to $0.0 million for the year ended December 31, 2011. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the asset acquisition of Phygen, LLC.

Restructuring expense. Restructuring expense was $0 million for the year ended December 31, 2012 compared to $1.1 million for the year ended December 31, 2011. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.

Litigation settlement. Litigation settlement expense was $9.8 million for the year ended December 31, 2011. The expense was due to a settlement agreement we entered into in December 2011 with Biomet. The amount expensed in 2011 represents the allocated value of the settlement and past royalties element due from the sale of our polyaxial screws. There was no corresponding litigation settlement expense in 2012.

Interest income. Interest income was $0.1 million for the years ended December 31, 2012 and December 31, 2011. Interest income is earned on cash balances held in accounts invested in money market funds.

Interest expense. Interest expense was $6.1 million for the year ended December 31, 2012 compared to $3.0 million for the year ended December 31, 2011, representing an increase of $3.1 million, or 101.7%. Interest expense consisted primarily of interest related to loan agreements and lines of credit. The expense in 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other income (expense) was an expense of $(0.8) million for the year ended December 31, 2012 compared to income of $0.7 million for the year ended December 31, 2011. The decrease was due to unfavorable foreign currency exchange results realized in 2012 as compared to favorable results in 2011.

Income tax benefit. Income tax was a benefit of $1.2 million for the year ended December 31, 2012 compared to a benefit of $4.5 million for the year ended December 31, 2011, representing a decrease of $3.3 million, or 74.3%. The 2012 benefit for income taxes primarily consists of benefits associated with the Company’s French operations and the reversal of the valuation allowance against the Japanese deferred tax assets partially offset by an increase in uncertain tax positions associated with the European operations and an increase in the goodwill deferred tax liability. The 2011 benefit for income taxes consists primarily of income tax benefits related to a French income tax settlement and acquired Scient’x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

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

Transaction-related expense. Transaction-related expense was $0 for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the acquisition of Scient’x.

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

Discontinued Operations. We entered into an agreement to sell out wholly owned subsidiaries, IMC Co., to a third party in April 2010 and recorded $0.1 million in income from discontinued operations, net of tax, during 2010.

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

Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction expenses, restructuring expenses and litigation settlement expenses. Severance expenses of $0.7 million are included in restructuring and other expenses for the year ended December 31, 2012. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations, therefore, it should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(15,459)	$(22,181)	$(14,355)
Stock-based compensation	3,540	2,425	3,177
Depreciation	14,184	14,789	13,126
Amortization of intangible assets	5,679	1,322	1,449
Amortization of acquired intangible assets	3,929	3,765	2,671
In-process research and development	341	—	2,967
Interest expense, net	5,987	2,879	5,865
Income tax (benefit) expense	(1,159)	(4,507)	(2,054)
Other (income) expense, net	794	(707)	(1,167)
(Income) from discontinued operations	—	—	(78)
Acquisition-related inventory step up	191	751	1,281
Transaction related expenses	1,082	—	3,671
Restructuring and other expenses	794	1,050	2,382
Litigation settlement	—	9,800	—

Adjusted EBITDA	$19,903	$9,386	$18,935

Liquidity and Capital Resources

At December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $22.2 million and accounts receivable, net of $41.0 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2013.

On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap Financial, LLC, or MidCap which permits us to borrow up to $50.0 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40.0 million, with the option to increase the maximum borrowing base to $50.0 million with the consent of MidCap. The Credit Facility bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0%. As of December 31, 2012, the interest rate on the Credit Facility was 6.2%.

The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2012. (See “Credit Facility and Other Debt” below).

Based on our current operating plan, we believe that we will be in compliance with our financial covenants under the Credit Facility for the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility. Upon the occurrence of an event of default which is not waived by MidCap, MidCap could elect to declare the amounts outstanding under the Credit Facility immediately due and payable and refuse to extend further credit. If MidCap were to accelerate the repayment of borrowings under the Credit Facility, we may not have sufficient cash on hand to repay the amounts due under the Credit Facility and would have to seek to amend the terms of the Credit Facility or seek alternative financing. There can be no assurances that in the event of a default, a waiver could be obtained from MidCap, that the Credit Facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements, there can be no assurances that additional financing will be available on favorable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings and payments due under the Biomet settlement agreement. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.

We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through 2013. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of December 31, 2012.

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

Operating Activities

We generated net cash of $11.6 million in operating activities for the year ended December 31, 2012. During this period, net cash provided by operating activities primarily consisted of a net loss of $15.5 million and an increase in working capital and other assets of $7.8 million, which were offset by $35.0 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $7.8 million consisted of increases in inventory of $7.9 million and decreases in accounts payable of $1.8 million and accrued expenses and other liabilities of $1.8 million, partially offset by decrease in accounts receivable of $0.4 million, prepaid expenses and other current assets of $1.7 million and other assets of $1.0 million.

Investing Activities

We used net cash of $19.4 million in investing activities for the year ended December 31, 2012 primarily for the purchase of $15.6 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, payment for the acquisition of Phygen of $2.0 million and the purchase of intangible assets of $1.8 million.

Financing Activities

Net cash of $8.5 million was provided by financing activities for the year ended December 31, 2012. Upon execution of the Credit Facility with MidCap, we borrowed $34.3 million from the Credit Facility to pay off our existing credit facility with Silicon Valley Bank (“SVB”) consisting of a term loan totaling $8.1 million and a line of credit totaling $17.6 million. We paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million which were capitalized as deferred debt issuance costs. The Company paid early termination and other fees to SVB associated with the credit facility with SVB of $2.3 million.

Credit Facility and Other Debt

On June 7, 2012, we entered into a Credit Facility with MidCap, which permits us to borrow up to $50.0 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40.0 million, with the option to increase the maximum borrowing base to $50.0 million with the consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries.

The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. In January 2013, we entered into a limited waiver and limited consent agreement with MidCap. The waiver gave us consent on certain provisions under the Credit Facility related to the acquisition of Phygen and maintenance of cash balances in the U.S. In February 2013, we entered into a first amendment to the Credit Facility with MidCap. The first amendment allows us to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the first amendment, we paid MidCap a fee of $0.1 million. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2012.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of December 31, 2012, the balance of these capital leases totaled $1.7 million. We entered into leases for machinery and equipment for an aggregate principal balance of $2.2 million during the year ended December 31, 2012.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2012 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2013	2014	2015	2016	2017	Thereafter
Credit Facility with MidCap	38,634	—	—	38,634	—	—	—
Interest expense	5,802	2,401	2,401	1,000	—	—	—
Note payable for software licenses	59	59	—	—	—	—	—
Note payable for insurance premiums	1,204	1,204	—	—	—	—	—
Capital lease obligations	1,770	437	439	413	400	81	—
Operating lease obligations	10,588	3,684	2,735	2,432	1,286	180	271
Litigation settlement obligation	11,000	4,000	4,000	3,000	—	—	—
Minimum purchase commitments	17,450	2,925	5,662	5,938	2,925	—	—
Guaranteed minimum royalty obligations	10,190	1,098	2,098	2,298	2,098	2,098	500
New product development milestones (1)	7,000	1,000	1,500	—	2,500	—	2,000

Total	$103,697	$16,808	$18,835	$53,715	$9,209	$2,359	$2,771

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2013 through 2018.

Real Property Leases

In February 2008, we entered into a sublease agreement, or the Sublease, for office, engineering, and research and development space in Carlsbad, California, or Building 1. The Sublease term commenced May 2008 and ends on January 31, 2016. We are obligated under the Sublease to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent was abated for months one through seven of the Sublease. Under the Sublease, we were required to provide the sublessor with a security deposit in the amount of approximately $93,500. The Sublease of Building 1 allowed us to consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.

In March 2008, we entered into a lease agreement, or the Lease, for additional office, engineering, research and development and warehouse and distribution space in Carlsbad, California, or Building 2. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. Our rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Lease, we were required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet our business needs. We consolidated all manufacturing, distribution and warehousing activities into Building 2 in April 2009.

Scient’x leases office and manufacturing warehouse and distribution space in Beaurains, France. The lease term commenced in December 2002 and ends in December 2013. The monthly base rent payable by Scient’x is approximately $40,000 per month, which increases annually with the cost of inflation in France.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

Deferred Revenues

Deferred revenues consist of products sold to distributors with payment terms greater than our customary business terms due to lack of credit history or because the distributor is operating in a new market in which we have no prior experience. We defer the recognition of revenue until payments become due or cash is received from these distributors.

Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices are not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologics product inventories are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are a high growth company, and we are continually reviewing our existing products and introducing new products. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the inventory component.

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

In conducting our annual goodwill impairment test, we have elected to bypass the option to perform a qualitative assessment and performed the quantitative analysis as prescribed by the authoritative literature. The goodwill impairment test is a two-step process. The first step compares the fair value to our net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of our goodwill to our carrying amount. Our assessment resulted in a fair value that was greater than our carrying value at December 31, 2012 by approximately 6%. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2012.

We estimated the fair value in step one based on a combination of the income approach which included discounted cash flows as well as market approaches that utilized our market information and recent sales transactions. The majority of our estimated fair value is derived from the income approach. Our discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. We utilized our risk adjusted weighted average cost of capital of 14% as the discount rate for the projected future cash flows and our revenue and earnings multiples under the market approach. Our assessment resulted in a fair value that was greater than our carrying value at December 31, 2012 by approximately 6%. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2012.

Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in our income approach included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to our historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, we have projected an improvement in our gross margin similar to our historical improvements in gross margins, as a result of forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next ten years. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from our forecasts, we may be required to perform a interim analysis in 2013 that could expose us to material impairment charges in the future. In performing the 2012 annual test small changes in the discount rate, growth rate or gross margin assumptions could have a significant impact on the determination of the estimated fair value of us. For example an increase of 1.5% in the discount rate and decrease in the growth rate or gross margin of 2% - 3% in the projected cash flows would have resulted in us being required to complete step two of the analysis. We will be required to monitor changes in these factors as well as other factors which may impact the estimated fair value of the us for indicators of interim impairment of our goodwill prior to our next annual impairment test.

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

We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2012 was based on our actual historical volatility since our initial public offering in June 2006. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2012 was calculated using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$137	$180	$252
Research and development	261	289	185
Sales and marketing	1,695	693	1,008
General and administrative	1,447	1,263	1,732

Total	$3,540	$2,425	$3,177

Effect on basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.04)

Not included in the table above is stock-based compensation expense of $0.2 million included in transaction related expenses.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This amendment was effective for us on January 1, 2012 and did not have a material impact on our financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance became effective for us on January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance did not have an impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2012, our outstanding floating rate indebtedness totaled $38.6 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

Foreign Currency Risk

Our foreign currency exposure continues to grow as we expand internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. Additionally, we have exposure of U.S dollar denominated debt of approximately $6.3 million recorded on our Japanese Yen function currency subsidiary. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10 percent change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on the such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Alphatec Holdings, Inc. and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 4, 2013

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-45

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

Item 15(a)(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 2.1)	12/22/09	000-52024

2.2†	Asset Purchase Agreement, dated October 19, 2012, between the Company and Phygen, LLC	X

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	4/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	5/26/06	333-131609

4.1	Form of Common Stock Certificate		Amendment No. 5 to Form S-1 (Exhibit 4.1)	5/26/06	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.2	Stockholders’ Agreement by and among Alphatec Holdings, Inc., HealthpointCapital Partners, LP and certain investors, dated as of March 17, 2005		Amendment No. 4 to Form S-1 (Exhibit 4.2)	5/15/06	333-131609

4.3	Subscription Agreement dated as of June 4, 2009, between Alphatec Holdings, Inc. and HealthpointCapital Partners II, L.P.		Form 10-Q (Exhibit 10.2)	8/4/09	000-52024

4.4	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.5	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	3/31/10	000-52024

4.6	Form of Subscription Agreement, dated as of February 9, 2010, between the Company and each of the investors in the Offering		Form 8-K (Exhibit 10.1)	2/10/10	000-52024

4.7	Warrant with Oxford Finance Corporation as the Warrantholder, dated as of December 5, 2008		Form 10-K (Exhibit 4.4)	3/4/09	000-52024

4.8	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	3/5/12	000-52024

Lease Agreements

10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	5/12/08	000-52024

10.2	Sublease Agreement by and between Alphatec Holdings, Inc. and K2 Inc., dated as of February 28, 2008		Form 10-Q (Exhibit 10.1)	5/12/08	000-52024

Loan Agreements

10.3	Amended and Restated Loan and Security Agreement, dated as of March 26, 2010 by and among Silicon Valley Bank, Oxford Finance Corporation, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-Q (Exhibit 10.1)	5/10/10	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.4†	Second Amended and Restated Loan and Security Agreement, dated as of October 29, 2010 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-K (Exhibit 10.8)	3/4/11	000-52024

10.5†	First Amendment to the Amended Loan and Security Agreement, dated as of January 31, 2011 by and among Silicon Valley Bank, Alphatec Holdings, Inc. and Alphatec Spine, Inc.		Form 10-K (Exhibit 10.9)	3/4/11	000-52024

10.6†	Second Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated August 5, 2011.		Form 10-Q (Exhibit 10.2)	8/8/2011	000-52024

10.7†	Third Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated December 16, 2011		Form 10-K (Exhibit 10.11)	3/5/2012	000-52024

10.8†	Fourth Amendment to the Amended and Restated Loan and Security Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Silicon Valley Bank, dated February 26, 2012.		Form 10-Q (Exhibit 10.4)	5/8/2012	000-52024

10.9†	Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International, LLC, and Alphatec Pacific, Inc. and MidCap Financial, LLC, dated June 6, 2012.		Form 10-Q (Exhibit 10.1)	8/8/2012	000-52024

Agreements with Respect to Collaborations, Licenses, Research and Development

10.10†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003		Amendment No. 1 to Form S-1 (Exhibit 10.26)	3/23/06	333-131609

10.11†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004		Amendment No. 4 to Form S-1 (Exhibit 10.29)	5/15/06	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.12†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/9/07	000-52024

10.13†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	5/5/09	000-52024

10.14†	Exclusive License Agreement by and between Alphatec Spine, Inc. and JGMG Bengochea, LLC, dated as of September 11, 2007		Form 10-Q (Exhibit 10.1)	11/9/07	000-52024

10.15†	Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of December 18, 2007		Form 10-K (Exhibit 10.29)	3/17/08	000-52024

10.16†	Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 14, 2008		Form 10-K/A (Exhibit 10.22)	7/7/09	000-52024

10.17†	Second Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 12, 2009		Form 10-K/A (Exhibit 10.23)	7/7/09	000-52024

10.18†	Third Amendment to Exclusive License Agreement dated as of June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-Q (Exhibit 10.3)	8/4/09	000-52024

10.19†	Fourth Amendment to Exclusive License Agreement dated as of December 7, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K/A (Exhibit 10.38)	4/8/10	000-52024

10.20†	Fifth Amendment to Exclusive License Agreement dated as of November 30, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K (Exhibit 10.22)	3/4/11	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.21†	Cross License Agreement effective June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and International Spinal Innovations, LLC		Form 10-Q (Exhibit 10.1)	8/4/09	000-52024

10.22†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	5/6/2011	000-52024

10.23	Settlement Agreement and General Release by and among Alphatec Spine, Inc., Cross Medical Products, LLC, and EBI, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.27)	3/5/12	000-52024

10.24†	Amended License Agreement between Alphatec Spine, Inc. and Cross Medical Products, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.28)	3/5/12	000-52024

Agreements with Officers and Directors

10.25*	Amended and Restated Employment Agreement by and between Alphatec Holdings, Inc. and Dirk Kuyper, dated January 1, 2011		Form 10-K (Exhibit 10.24)	3/4/11	000-52024

10.26*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/8/10	000-52024

10.27*	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross.		Form 10-Q (Exhibit 10.1)	5/8/12	000-52024

10.28*	Amended and Restated Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Dirk Kuyper, dated February 26, 2012.		Form 10-Q (Exhibit 10.2)	5/8/12	000-52024

10.29*	Amended and Restated Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated January 14, 2011		Form 10-K (Exhibit 10.31)	3/4/11	000-52024

10.30*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	3/17/08	000-52024

10.31*†	Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D., dated October 13, 2006		Form 10-K (Exhibit 10.30)	4/2/07	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.32*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Patrick Ryan, dated February 18, 2011		Form 10-Q (Exhibit 10.1)	5/6/2011	000-52024

10.33*	Non-Executive Chairman Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie Cross dated July 27, 2011.		Form 10-Q (Exhibit 10.1)	11/4/11	000-52024

10.34*	First Amendment to the Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Stephen H. Hochschuler, M.D.		Form 10-K (Exhibit 10.41)	3/5/12	000-52024

10.35*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors.		Form 10-Q (Exhibit 10.5)	5/5/09	000-52024

10.36*	Separation Agreement and Release by and among Alphatec Holdings, Inc. and Dirk Kuyper dated August 7, 2012.		Form 10-Q (Exhibit 10.1)	11/6/12	000-52024

10.37*	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Steven Lubisher, dated August 24, 2012.		Form 10-Q (Exhibit 10.2)	11/6/12	000-52024

10.38*	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Mitsuo Asai, dated August 21, 2012.		Form 10-Q (Exhibit 10.3)	11/6/12	000-52024

Equity Compensation Plans

10.39*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Amendment No. 5 to Form S-1 (Exhibit 10.5)	5/26/06	333-131609

10.40*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan	X

10.41*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan	X

10.42*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan	X

10.43*	Summary Description of the Alphatec Holdings, Inc. 2012 Bonus Plan		Form 10-Q (Exhibit 10.3)	5/8/2012	000-52024

21.1	List of subsidiaries of the Registrant	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document**

101.2	XBRL Taxonomy Extension Schema Document**

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**

101.4	XBRL Taxonomy Extension Definition Linkbase Document**

101.5	XBRL Taxonomy Extension Label Linkbase Document**

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**

(*)	Management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: March 4, 2013	By:	/S/ LESLIE H. CROSS
	Name:	Leslie H. Cross
	Title:	Chairman and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ LESLIE H. CROSS Leslie H. Cross	Chairman and Chief Executive Officer	March 4, 2013

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Executive Committee of the Board of Directors	March 4, 2013

/S/ MICHAEL O’NEILL Michael O’Neill	Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)	March 4, 2013

/S/ ROHIT DESAI Rohit Desai	Director	March 4, 2013

/S/ LUKE T. FAULSTICK Luke T. Faulstick	Director	March 4, 2013

/S/ JOHN H. FOSTER John H. Foster	Director	March 4, 2013

/S/ JAMES R. GLYNN James R. Glynn	Director	March 4, 2013

/S/ SIRI MARSHALL Siri Marshall	Director	March 4, 2013

/S/ R. IAN MOLSON R. Ian Molson	Director	March 4, 2013

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 4, 2013

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 4, 2013

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$22,241	$20,666
Accounts receivable, net	41,012	41,711
Inventories, net	49,855	45,916
Prepaid expenses and other current assets	5,953	6,888
Deferred income tax assets	2,991	1,248

Total current assets	122,052	116,429
Property and equipment, net	30,403	31,476
Goodwill	180,838	168,609
Intangibles, net	46,856	47,144
Other assets	1,978	3,034

Total assets	$382,127	$366,692

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,237	$17,390
Accrued expenses	38,490	32,583
Deferred revenue	1,361	2,768
Current portion of long-term debt	1,700	4,396

Total current liabilities	56,788	57,137
Long-term debt, less current portion	39,967	23,802
Other long-term liabilities	13,485	12,997
Deferred income tax liabilities	2,468	3,825
Commitments and contingencies
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2012 and 2011; 3,319 shares issued and outstanding at both December 31, 2012 and 2011	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 96,703 and 89,362 shares issued and outstanding at December 31, 2012 and 2011, respectively	10	9
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	399,246	386,224
Accumulated other comprehensive income (loss)	112	(2,812)
Accumulated deficit	(153,455)	(137,996)

Total stockholders’ equity	245,816	245,328

Total liabilities and stockholders’ equity	$382,127	$366,692

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$196,278	$197,711	$171,610
Cost of revenues	70,761	79,168	57,657
Amortization of acquired intangible assets	1,749	1,613	1,136

Gross profit	123,768	116,930	112,817
Operating expenses:
Research and development	14,886	16,888	16,431
In-process research and development	341	—	2,967
Sales and marketing	75,177	75,189	66,542
General and administrative	39,939	36,367	31,078
Amortization of acquired intangible assets	2,180	2,152	1,535
Transaction related expenses	1,082	—	3,671
Restructuring expenses	—	1,050	2,382
Litigation settlement	—	9,800	—

Total operating expenses	133,605	141,446	124,606

Operating loss	(9,837)	(24,516)	(11,789)
Other income (expense):
Interest income	118	148	81
Interest expense	(6,105)	(3,027)	(5,946)
Other income (expense), net	(794)	707	1,167

Total other income (expense)	(6,781)	(2,172)	(4,698)

Loss from continuing operations before taxes	(16,618)	(26,688)	(16,487)
Income tax benefit	(1,159)	(4,507)	(2,054)

Loss from continuing operations	(15,459)	(22,181)	(14,433)
Income from discontinued operations, net of tax	—	—	78

Net loss	$(15,459)	$(22,181)	$(14,355)

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.25)	$(0.18)
Basic and diluted net income per share from discontinued operations	—	—	—

Basic and diluted	$(0.17)	$(0.25)	$(0.18)

Weighted-average shares used in computing net loss per share:
Basic and diluted	90,218	88,798	78,590

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(15,459)	$(22,181)	$(14,355)
Foreign currency translation adjustments	2,924	(1,502)	(2,573)

Comprehensive loss	$(12,535)	$(23,683)	$(16,928)

See accompanying notes.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2009	52,558	$5	$175,021	$—	$1,263	$(101,460)	$74,829
Stock-based compensation	—	—	3,330	—	—	—	3,330
Exercise of stock options	65	—	213	—	—	—	213
Repurchase and/or forfeiture of common stock	(82)	—	(331)	—	—	—	(331)
Mark-to-market for third party restricted stock	—	—	(269)	—	—	—	(269)
Issuance of common stock in connection with Public Offering, net of offering costs	9,200	1	43,112	—	—	—	43,113
Issuance of common stock in connection with Scient’x acquisition	23,731	2	151,637	—	—	—	151,639
Stock options issued in connection with Scient’x acquisition	—	—	1,040	—	—	—	1,040
Issuance of common stock for employee stock purchase plan	56	—	151	—	—	—	151
Issuance of common stock for restricted share awards granted to employees	121	—	—	—	—	—	—
Issuance of common stock in connection with license agreements	1,622	1	3,499	—	—	—	3,500
Issuance of common stock in connection with private placement, net of offering costs	1,592	—	6,546	—	—	—	6,546
Mark to market for shares issued in litigation settlement	(19)	—	(302)	(97)	—	—	(399)
Issuance of common stock in connection with warrant exercise	196	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(2,573)	—	(2,573)
Net loss	—	—	—	—	—	(14,355)	(14,355)

Balance at December 31, 2010	89,040	9	383,647	(97)	(1,310)	(115,815)	266,434
Stock-based compensation	—	—	2,525	—	—	—	2,525
Exercise of stock options	55	—	104	—	—	—	104
Repurchase and/or forfeiture of common stock	(67)	—	(193)	—	—	—	(193)
Mark-to-market for third party restricted stock	—	—	(100)	—	—	—	(100)
Issuance of warrants in connection with credit facility	—	—	99	—	—	—	99
Issuance of common stock for employee stock purchase plan	63	—	142	—	—	—	142
Issuance of common stock for restricted share awards granted to employees	271	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(1,502)	—	(1,502)
Net loss	—	—	—	—	—	(22,181)	(22,181)

Balance at December 31, 2011	89,362	9	386,224	(97)	(2,812)	(137,996)	245,328
Stock-based compensation	—	—	2,406	—	—	—	2,406
Exercise of stock options	62	—	76	—	—	—	76
Repurchase and/or forfeiture of common stock	(115)	—	(49)	—	—	—	(49)
Shares issued for consulting services	938	—	1,284	—	—	—	1,284
Issuance of common stock in connection with license agreements	139	—	250	—	—	—	250
Issuance of common stock in connection with Phygen acquisition	5,240	1	8,855	—	—	—	8,856
Issuance of common stock for equity offering	231	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	145	—	200	—	—	—	200
Issuance of common stock for restricted share awards granted to employees	701	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	2,924	—	2,924
Net loss	—	—	—	—	—	(15,459)	(15,459)

Balance at December 31, 2012	96,703	$10	$399,246	$(97)	$112	$(153,455)	$245,816

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(15,459)	$(22,181)	$(14,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,792	19,876	17,246
Stock-based compensation	3,690	2,425	3,177
Interest expense related to amortization of debt discount and debt issuance costs	919	375	1,330
In-process research and development	341	—	1,000
Provision for doubtful accounts	859	1,094	945
Provision for excess and obsolete inventory	6,658	4,564	2,781
Gain on sale of IMC Co. (discontinued operations)	—	—	(188)
Litigation settlement	—	9,800	—
Deferred income tax benefit	(3,420)	(4,345)	(1,945)
Other non-cash items	2,158	—	—
Changes in operating assets and liabilities:
Accounts receivable	382	(5,004)	(2,179)
Inventories	(7,853)	1,084	(14,661)
Prepaid expenses and other current assets	1,681	1,341	(2,130)
Other assets	992	1,216	679
Accounts payable	(1,799)	2,545	(5,203)
Accrued expenses and other	(1,764)	1,246	(2,591)
Deferred revenue	416	(628)	1,261

Net cash provided by (used in) operating activities	11,593	13,408	(14,833)

Investing activities:
Cash received from acquisition of Scient’x	—	—	1,589
Proceeds from sale of IMC Co. (discontinued operations)	—	—	329
Purchases of property and equipment	(15,646)	(8,206)	(14,028)
Purchase of intangible assets	(1,750)	(690)	(2,300)
Cash paid for acquisitions	(2,000)	(620)	—

Net cash used in investing activities	(19,396)	(9,516)	(14,410)

Financing activities:
Net proceeds from issuance of common stock	—	—	49,659
Exercise of stock options	76	104	213
Borrowings under lines of credit	121,232	2,350	20,174
Repayments under lines of credit	(99,853)	(17,346)	(3,059)
Principal payments on capital lease obligations	(604)	(143)	(174)
Proceeds from issuance of notes payable	—	10,000	—
Principal payments on notes payable	(12,375)	(1,880)	(23,268)
Purchase of noncontrolling interest	—	—	(480)

Net cash provided by (used in) financing activities	8,476	(6,915)	43,065

Effect of exchange rate changes on cash and cash equivalents	902	521	(739)

Net increase (decrease) in cash and cash equivalents	1,575	(2,502)	13,083
Cash and cash equivalents at beginning of period	20,666	23,168	10,085

Cash and cash equivalents at end of period	$22,241	$20,666	$23,168

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,592	$2,322	$4,245
Cash paid for income taxes	$989	$523	$426
Purchases of property and equipment in accounts payable	$1,367	$3,242	$3,487
Purchase of property and equipment through capital leases	$2,225	$—	$—
Non-cash exercise of warrants	$—	$—	$540
Non-cash purchases of license agreements	$1,000	$8,000	$2,500
Issuance of common stock in connection with acquisitions	$8,856	$—	$151,639
Stock options issued in connection with Scient’x acquisition	$—	$—	$1,040

See accompanying notes.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.

Basis of Presentation

The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $22.2 million combined with anticipated cash flow from operations in 2013 and other working capital of $43.0 million at December 31, 2012 will be sufficient to fund its cash requirements through at least December 31, 2013. The Company’s credit facility (the “Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a monthly fixed charge coverage ratio and a senior leverage ratio (see Note 6).

Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility at least through December 31, 2013. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2012 a substantial portion of the Company’s available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company’s customers are primarily hospitals, surgical centers and distributors and no single customer represented greater than 10 percent of consolidated revenues for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.

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

Deferred Revenues

Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or because the distributor is operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until payments become due and cash is received from these distributors. As of December 31, 2012 and 2011, the balance in deferred revenue totaled $1.4 million and $2.8 million, respectively.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Inventories

Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have an expiration based on shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $22.0 million and $15.0 million of inventory was held at consigned locations as of December 31, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. The Company has not recognized any impairment losses through December 31, 2012.

In conducting its annual impairment test, the Company has elected to bypass the option to perform a qualitative assessment and performed the quantitative analysis as prescribed by the authoritative literature. The goodwill impairment test is a two-step process. The first step compares the Company’s fair value to its net book value. If the fair value is less than the net book value, the second step of the test compares the implied fair value of the Company’s goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss equal to that excess amount.

The Company estimated the fair value in step one based on a combination of the income approach which included discounted cash flows as well as market approaches that utilized the Company’s market information and recent sales transactions. A majority of the estimated fair value of the Company has been derived from the income approach. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. The Company utilized its risk adjusted weighted average cost of capital of 14% as the discount rate for the projected future cash flows and its revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2012 by approximately 6%. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2012.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to its historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, the Company has projected an improvement in its gross margin, similar to its historical improvement in gross margins, as a result of its forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next ten years. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from its forecasts, the Company may be required to perform an interim analysis in 2013 that could expose the Company to material impairment charges in the future. In performing the 2012 annual test a small change in the discount rate, growth rate, or gross margin assumptions could have a significant impact on the determination of the estimated fair value of the Company. For example an increase of 1.5% in the discount rate and decrease in the growth rate or gross margin of 2% - 3% in the projected cash flows would have resulted in the Company being required to complete step two of the analysis.

The accounting provisions also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a one to fifteen-year period.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds it fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the fourth quarter of 2012, the Company decided that it would not pursue development of certain in-process research and development assets that had an indefinite life. The Company expensed $0.3 million as in-process research and development in the year ended December 31, 2012 related to the write-off of a portion of the in-process research and development assets acquired in the Scient’x acquisition.

Foreign Currency

The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese subsidiary is the Japanese Yen, the Hong Kong subsidiary is the Hong Kong dollar and the functional currency of the Company’s European operations is the Euro. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of operations. For the years ended December 31, 2012, 2011 and 2010, the Company recorded net foreign currency gains (losses) of approximately $(0.9) million, $0.5 million and $1.1 million, respectively.

Fair Value of Financial Instruments

The carrying value of accounts receivable, foreign cash accounts, prepaid expenses, other current assets, accounts payable, accrued expenses, and current portion of debt are considered to be representative of their respective fair values because of the short- term nature of those instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of notes payable, capital leases and other long-term debt approximates their carrying values. Cash equivalents are valued based on quoted market prices for identical instruments.

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

The Company reassesses the fair value of contingent consideration of $3.7 million to be settled in cash related to acquisitions on a quarterly basis using the present value of future royalty payments due. This is a Level 3 measurement. Significant assumptions used in the measurement include estimates of the royalty payments due.

Research and Development

Research and development expense consists of costs associated with the design, development, testing, and enhancement of the Company’s products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers, and costs associated with the Company’s Scientific Advisory Board and Executive Surgeon Panels. Research and development costs are expensed as incurred.

In-Process Research and Development

In-process research and development (“IPR&D”) consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date the Company acquired them and had no alternative future use at that date or IPR&D assets acquired in a business acquisition that are determined to have no alternative future use. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will ever be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company expenses these costs.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $2.9 million, $3.6 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2012 was based on a weighted-average volatility of its actual historical volatility over a period equal to the expected life of the awards.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2012, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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

The Company values equity awards with a market condition using a Monte Carlo simulation model.

The Company accounts for stock option grants to non-employees in accordance with provisions which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Valuation of Stock Option Awards

The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2012, 2011 and 2010 are as follows:

Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.9-1.2%	1.2-2.5%	1.9-2.8%
Expected dividend yield	—	—	—
Weighted average expected life (years)	5.3-5.8	5.8-5.9	6.0-6.2
Volatility	75-78%	56-57%	56-57%

Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$137	$180	$252
Research and development	261	289	185
Sales and marketing	1,695	693	1,008
General and administrative	1,447	1,263	1,732

Total	$3,540	$2,425	$3,177

Effect on basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.04)

The amounts above include stock-based compensation expense of $1.3 million, $0 million and $0.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements. Not included in the table above is stock-based compensation expense of $0.2 million included in transaction related expense.

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

	Year Ended December 31,
	2012	2011	2010
Numerator:
Loss from continuing operations	$(15,459)	$(22,181)	$(14,433)
Income from discontinued operations, net of tax	—	—	78

Net loss	$(15,459)	$(22,181)	$(14,355)

Denominator:
Weighted average common shares outstanding	90,870	89,165	79,052
Weighted average unvested common shares subject to repurchase	(652)	(368)	(462)

Weighted average common shares outstanding—basic	90,218	88,798	78,590
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—

Weighted average common shares outstanding—diluted	90,218	88,798	78,590

Net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.25)	$(0.18)
Basic and diluted net income per share from discontinued operations	—	—	—

Basic and diluted net loss per share	$(0.17)	$(0.25)	$(0.18)

As of December 31, 2012, 2011 and 2010, none of the outstanding redeemable preferred stock is convertible to common stock.

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock	4,621	4,323	2,631
Warrants to purchase common stock	594	94	—
Unvested restricted stock awards	877	368	462

	6,092	4,785	3,093

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment was effective for the Company on January 1, 2012. This amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

In 2011, the FASB issued new accounting guidance that requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance was effective for the Company in on January 1, 2012. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of other comprehensive income, there are no changes to the components that are recognized in other comprehensive income. Other than presentation, the adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

3. Acquisitions and Investment

Acquisition of Phygen, LLC

On November 6, 2012, the Company closed the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phygen, LLC (“Phygen”), pursuant to which the Company agreed to purchase Phygen’s right, title and interest in and certain assets used by Phygen in connection with the design, development, marketing and distribution of certain of Phygen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities related thereto. At the closing of the transaction the Company issued to Phygen 4,069,087 unregistered shares of the Company’s common stock and paid to Phygen $2 million in cash. The Company placed 1,170,960 unregistered shares of the common stock into an escrow account, which will serve as security against any potential indemnification obligations of Phygen under the Asset Purchase Agreement for a period of 12 months following the closing. In addition, the Company will pay to Phygen $4 million in cash on April 10, 2013, with such amount subject to set-off for any indemnification claims. In connection with the Phygen acquisition the Company incurred transaction related expenses of $1.1 million in the year ended December 31, 2012. The results of Phygen’s operations are included in the consolidated financial statements from November 7, 2012.

Based on the closing price of Alphatec’s common stock of $1.69 on November 6, 2012, cash consideration and contingent liabilities, the total purchase price was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$8,856
Cash consideration paid and payable	5,900
Contingent consideration	3,666

Total purchase price	$18,422

Under the acquisition method of accounting, the total purchase price was allocated to Phygen’s net tangible and intangible assets was based on their estimated fair values at the date of the completion of the acquisition.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the preliminary purchase price (pending final valuation of intangible assets, deferred income taxes and inventory valuation) for Phygen and the estimated useful lives for the acquired intangible assets (in thousands):

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$1,936
Acquired intangibles:
Developed technology	3	170
Trademarks	3	57
Covenant not-to-compete	3	376
Customer-related intangible	12	3,467
Distribution network	12	2,292
Goodwill		10,124

Total purchase price allocation		$18,422

The Company allocated $1.9 million to Phygen’s net tangible assets assumed, and $6.4 million to identifiable intangible assets acquired and $3.7 million to contingent consideration. A value of $10.1 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities and contingent consideration assumed, was assigned to goodwill. The Company acquired Phygen to expand its product offerings to Phygen’s existing surgeon base. This and other factors contributed to a purchase price for Phygen that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is expected to be deductible for tax purposes.

The Company increased the value of inventory it acquired from Phygen to its estimated fair value (“step up”), which represented an amount equivalent to estimated selling prices less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step up will reverse ratably over 6 months and will be included in the Company’s post-combination financial statements.

For the technology-related assets, the Company determined the values for each of these categories by estimating the present values of the net cash flows expected to be generated by each category of technology.

The Company calculated the value of the trademark by estimating the present value of future royalty costs that would be avoided by a market participant due to ownership of the trademarks acquired.

The Company calculated the value of the covenant not-to-compete by estimating the difference between the present value of future cash flows with and without the covenant not-to-compete in place.

The customer-related intangible includes hospitals and distributors that take title to Phygen’s products. The Company determined the value of such customer-related intangible by estimating the present value of expected future net cash flows derived from such customers.

The distribution network includes U.S.-based distributors that sell Phygen’s products to customers on a consignment basis. The Company determined the value of the intangibles related to the distribution network by estimating the difference between the present values of expected future net cash flows generated with and without the distribution network in place.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculated the value of the contingent consideration by estimating the present value of future minimum royalty payments due under licensing agreements entered into in connection with the Phygen acquisition. The Company will revalue the contingent consideration each reporting period with an offset to any increase or decrease in the statement of operations.

Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the year ended December 31, 2012 or 2011.

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

The transaction was structured as an all-stock transaction such that all of the outstanding stock of Scient’x was exchanged, pursuant to a fixed ratio, for 24,000,000 shares of the Company’s common stock. The shares to be paid by the Company at the closing were reduced to 23,730,644 shares in exchange for the Company paying certain acquisition fees and expenses incurred by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P. (collectively, “HealthpointCapital”), the Company’s and Scient’x’s principal stockholders.

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

The Company allocated $2.6 million to Scient’x net tangible assets assumed and $39.4 million to identifiable intangible assets acquired. A value of $112.3 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities assumed, was assigned to goodwill. Alphatec acquired Scient’x to expand its product offerings, increase its addressable market, increase the size of its international business, and increase its revenues primarily outside of the U.S. Alphatec also believed that significant cost reduction synergies would be realized when the integration of the acquired business was complete. These are among the factors that contributed to a purchase price for the Scient’x acquisition that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is not expected to be deductible for tax purposes.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2012, 2011 and 2010, the Company incurred restructuring charges related to the acquisition of $0 million, $0.6 million and $2.4, respectively. These costs consist of severance payments and severance-related benefits, rent and other expenses for facilities and the cost of exiting two terminated European distributor agreements.

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

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable	$42,086	$42,766
Allowance for doubtful accounts	(1,074)	(1,055)

Accounts receivables, net	$41,012	$41,711

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,863	$—	$5,863	$3,715	$—	$3,715
Work-in-process	1,350	—	1,350	2,088	—	2,088
Finished goods	59,864	(17,222)	42,642	53,287	(13,174)	40,113

Inventories	$67,077	$(17,222)	$49,855	$59,090	$(13,174)	$45,916

Property and Equipment

Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2012	2011
Surgical instruments	4	$56,712	$52,690
Machinery and equipment	7	13,996	12,462
Computer equipment	5	3,269	3,013
Office furniture and equipment	5	3,528	3,578
Leasehold improvements	various	4,092	3,657
Building	39	64	71
Land	n/a	13	14
Construction in progress	n/a	1,045	634

		82,719	76,119
Less accumulated depreciation and amortization		(52,316)	(44,643)

Property and equipment, net		$30,403	$31,476

Total depreciation expense was $14.2 million, $14.8 million and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2012	2011
Developed product technology	5-8	$23,253	$22,875
Distribution rights	3	4,281	4,531
Intellectual property	5	1,004	1,004
License agreements	1-7	17,423	14,297
Core technology	10	4,940	3,489
In-process technology	Indefinite	—	1,680
Trademarks and trade names	5-9	3,796	3,671
Customer-related	15	19,221	15,476
Distribution network	10	3,906	1,614
Physician education programs	10	3,039	2,972
Supply agreement	10	225	225

		81,088	71,834
Less accumulated amortization		(34,232)	(24,690)

Intangible assets, net		$46,856	$47,144

Total amortization expense was $9.6 million, $5.1 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The future expected amortization expense related to intangible assets as of December 31, 2012 is as follows (in thousands):

Year Ending December 31,
2013	$10,217
2014	6,300
2015	5,802
2016	5,457
2017	4,993
Thereafter	14,087

Total	$46,856

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Legal	$939	$249
Accounting	847	1,033
Phygen purchase price payable	3,936	—
Severance	749	—
Restructuring	—	123
Sales milestones	2,423	2,344
Accrued taxes payable	1,605	1,457
Deferred rent	1,483	1,746
Royalties	1,911	2,409
Commissions	5,371	4,120
Payroll and related	7,027	6,348
Litigation settlement	4,102	7,000
Other	8,097	5,754

Total accrued expenses	$38,490	$32,583

Goodwill

The changes in the carrying amount of goodwill from December 31, 2011 through December 31, 2012 were as follows (in thousands):

	December 31,
	2012	2011
Balance at December 31, 2011 and 2010	$168,609	$170,194
Acquisition of Phygen	10,124	—
Effect of foreign exchange rate on goodwill	2,105	(1,585)

Balance at December 31,	$180,838	$168,609

5. License and Consulting Agreements

License Agreements

In June 2012, the Company entered into a private label supply agreement with a third party supplier whereby the Company acquired exclusive U.S. distribution rights to market a patented synthetic biologic product under its own brand name (the “Biologic Supply Agreement”). The Company made an up-front payment of $1.0 million in connection upon the execution of the Biologic Supply Agreement. The up-front payment was capitalized as an intangible asset and will be amortized straight-line over the four-year term of the Biologic Supply Agreement. Additionally, the Company is required to meet certain minimum purchase requirements of up to $3.0 million per year.

In October 2012, the Company entered into a supply agreement with a third party supplier whereby the Company acquired exclusive worldwide distribution rights to sell an anchored, fully retractable cervical inter-

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

body spacer (the “Cervical Spacer Supply Agreement”). The Company is required to make up-front payments totaling $1.0 million upon the executions of the Cervical Spacer Supply Agreement. The $1.0 million up-front payments were capitalized as an intangible asset and will be amortized over the seven-year term of the Cervical Spacer Supply Agreement. Additionally, the Company is required to meet certain minimum purchase requirements of up to $5.9 million per year to maintain its exclusive distribution rights.

OsseoFix Spinal Fracture Reduction System License Agreement

On April 16, 2009, the Company and Stout Medical Group LP (“Stout”) amended the license agreement that the parties had entered into in September 2007 (the “License Amendment”) that provides the Company with a worldwide license to develop and commercialize Stout’s proprietary intellectual property related to a treatment for vertebral compression fractures. The effective date of the License Amendment is March 31, 2009. Under the License Amendment, the timing of the minimum royalty payments has been adjusted and Stout’s ability to terminate the License Amendment was revised. Under the original license agreement, the Company’s minimum royalty obligation began in the year ending December 31, 2009 and there are milestones due upon attainment of sales volumes. Pursuant to the License Amendment, the minimum royalty obligation is suspended until a licensed product obtains regulatory approval from the United States Food and Drug Administration (the “FDA”). In addition, under the terms of the License Amendment, Stout has the ability to terminate the License Amendment if the Company is not using commercially reasonable efforts to obtain regulatory approval to market and sell a licensed product; provided that the Company has the right to delay such termination in exchange for making certain payments to Stout. If, during the time period when such payments are made, the Company were to make a regulatory filing for the marketing and sale of a licensed product, such termination will be null and void. Pursuant to the License Amendment, Stout is entitled to retain all up-front payments that had been previously paid to it. The other material terms of the license agreement were not changed in the License Amendment.

OsseoScrew License Agreement

In December 2007, the Company entered into an exclusive license agreement (the “OsseoScrew License Agreement”), with Progressive Spinal Technologies LLC (“PST”), which provides the Company with an exclusive worldwide license to develop and commercialize PST’s proprietary intellectual property related to an expanding pedicle screw with increased pull-out strength. The financial terms of the OsseoScrew License Agreement include: (i) a cash payment payable following the execution of the agreement; (ii) development and sales milestone payments in cash and the Company’s common stock that began to be achieved and paid in 2008; and (iii) a royalty payment based on net sales of licensed products. The agreement included milestone payments of $3.6 million consisting of cash and the Company’s common stock upon the completion of the biomechanical testing, which were attained in 2009. Furthermore, the agreement includes milestone payments of $2.5 million consisting of cash and the Company’s common stock upon market launch.

In November 2010, the Company and PST entered into a fifth amendment to the OsseoScrew License Agreement. The fifth amendment includes (i) a milestone payment of a $1.5 million and the issuance of $1.0 million in shares of the Company’s common stock upon market launch in Europe; and (ii) royalty payments based on net sales of licensed products with minimum annual royalties beginning at the end of 2011. During the fourth quarter of 2010, the Company recorded an intangible asset of $2.5 million for a milestone payment required upon market launch in Europe which consisted of the cash payment of $1.5 million and $1.0 million in shares of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock which were issued on December 15, 2010, was 452,488.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License Agreement with International Spinal Innovations, LLC

In June 2009, the Company entered into a cross license agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2014; and (iii) a royalty payment based on net sales of licensed products. In 2012, the Company entered into an amended agreement that established a minimum royalty payment amount that began in 2012.

Distribution Agreement with Parcell Spine, LLC

In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides the Company with the exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the first quarter of 2010, the Company recorded an IPR&D charge of $0.5 million for the initial cash payment. During the third quarter of 2010, the pre-clinical study milestone was achieved and the Company recorded an IPR&D charge totaling $2.0 million, which consisted of a cash payment of $1.0 million and the issuance of $1.0 million worth of the Company’s common stock. The amounts were expensed as the technological feasibility associated with the IPR&D had not been established since the final prototype of the device had not been completed, additional items subject to risk of completion were necessary to comply with regulatory requirements and no alternative future use exists. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone, was 465,116. In addition, during the third quarter of 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of a cash payment of $0.5 million and $1.0 million worth of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the agreement for the achievement of a development milestone in September 2010, was 476,190.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreement with R Tree Innovations LLC

In September 2010, the Company entered into a License Agreement (the “R Tree License Agreement”) with R Tree Innovations LLC (“R Tree”) that provides the Company with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of the Company’s common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2013; and (iii) a royalty payment based on net sales of licensed products. During the third quarter of 2010, the Company recorded an intangible asset of $1.3 million following the execution of the R Tree License Agreement. In November 2012, the Company and R Tree entered into an amendment to the R Tree License Agreement (the “R-Tree Amendment”). In connection with the R-Tree Amendment the Company made a cash payment of $0.3 million and issued $0.2 million worth of its common stock to RTree. The total consideration of $0.5 million was recorded as an intangible asset. The Company is amortizing the intangible asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the R Tree License Agreement and the R-Tree Amendment was 367,044.

6. Debt

MidCap Loan and Security Agreement

On June 7, 2012, the Company entered into a credit facility with MidCap (the “Credit Facility”), which permits the Company to borrow up to $50.0 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40.0 million, with the option to increase the maximum borrowing base to $50.0 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. The revolving line of credit carries an interest equal to the London Interbank Offered Rate (“LIBOR”) plus 6.0%, which was 6.2% at December 31, 2012.

The Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). The Waiver gave the Company consent on certain provisions under the Credit Facility related to the acquisition of Phygen and maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the First Amendment”). The First Amendment allows the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment, the Company paid MidCap a fee of $0.1 million. The Company was in compliance with all of the covenants of the Credit Facility as of December 31, 2012.

Upon execution of the Credit Facility, the Company drew $34.3 million on the Credit Facility to pay off its existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and its existing line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million and wrote-off $0.6 million of

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized debt issuance and debt discount costs related to the SVB Credit Facility. The total loss on extinguishment of debt costs of $2.9 million is included in interest expense in the year ended December 31, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million, which were capitalized as deferred debt issuance costs and are being amortized over the term of the Credit Facility using the effective interest method.

During the year ended December 31, 2012, the Company repaid $99.9 million and drew an additional $21.4 million on its working capital line of credit. The balance of the line of credit as of December 31, 2012 was $38.6 million. Amortization of the debt discount and debt issuance costs, accretion of the finance charge and non-cash extinguishment of debt costs, which were recorded as non-cash interest expense, totaled $0.9 million, $0.4 million and $2.2 million for the years ended December 30, 2012, 2011 and 2010, respectively. Interest expense for the term loans and the Company’s working capital line of credit, excluding debt discount and debt issuance cost amortization, accretion of the additional finance charge and extinguishment of debt costs, totaled $2.6 million, $2.2 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SVB Loan and Security Agreement

In December 2008, the Company entered into a Loan and Security Agreement with SVB and Oxford Finance Corporation (the “Lenders Credit Facility”), consisting of a $15.0 million term loan and a $15.0 million working capital line of credit. The term loan carried a fixed interest rate of 11.25% with interest payments due monthly and principal repayments commencing in October 2009. The working capital line of credit carried a variable interest rate equal to the prime rate plus either 2.5% or 2.0%, depending on the Company’s financial performance. Interest-only payments were due monthly and the principal was due at maturity in April 2012.

On March 26, 2010, the Company and the lenders amended the Lenders Credit Facility. The working capital line of credit was increased by $10 million, to $25 million. In addition, the Company combined the previously existing term loan facility provided by Oxford to Scient’x with its existing term loan facility. The Company’s term loan interest rate was amended to a fixed rate of 12.0%. The Company was required to repay the principal plus interest in 25 equal monthly installments, ending in April 2012. The working capital line of credit interest rate was amended to equal the prime rate plus 4.5%, with a floor rate of 8.5%. Interest-only payments were due monthly and the principal was due at maturity in April 2012. In connection with the amendment, the Company paid debt issuance costs and other transaction fees totaling $0.8 million, which were capitalized and were being amortized over the remaining term of the loan using the effective interest method.

On October 29, 2010, the Company amended and restated the Lenders Credit Facility (the “SVB Credit Facility”). As part of the SVB Credit Facility, Oxford was removed as a co-lender. The SVB Credit Facility consisted of a working capital line of credit, which permitted the Company to borrow up to $32 million. The actual amount available was based on eligible accounts receivable and eligible inventory. The working capital line of credit carried an interest rate of the greater of 5.5% or the prime rate plus 1.5%. Interest-only payments were due monthly and the principal was due at maturity, which occurs in October 2013.

Upon execution of the SVB Credit Facility, the Company drew $17.6 million on the working capital line of credit, resulting in a total line of credit draw of $31.9 million. The funds from the working capital line of credit were used to pay off the Company’s then-existing term loans under the Lenders Credit Facility totaling $9.5 million and Scient’x’s then-existing term loan of $5.3 million with Oxford. In addition, the Company paid early termination and other fees of $0.5 million, a final finance charge of $1.2 million and accrued monthly interest of $0.2 million. The Company incurred debt issuance costs on the Amended Credit Facility of $0.6 million, which included an upfront fee of $0.2 million paid to SVB. The debt issuance costs were capitalized and were being

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over the term of the loan using the effective interest method. In addition, the Company recorded non-cash interest expense of approximately $0.5 million to write off its debt issuance costs and debt discount related to its prior term loans. The SVB Credit Facility contained customary lending and reporting covenants, including compliance with financial covenants consisting of a minimum adjusted quick ratio and minimum quarterly free cash flow.

In January 2011, the Company executed a first amendment to the SVB Credit Facility. The working capital line of credit interest rate was amended to equal the SVB prime rate plus 3.5% during the first half of 2011, the SVB prime rate plus 3.0% during the third quarter of 2011, the SVB prime rate plus 2.0% during the fourth quarter of 2011, and the greater of 5.5% or the SVB prime rate plus 1.5% thereafter. In addition, the adjusted quick ratio covenant was amended to allow for a lower minimum ratio.

In August 2011, the Company executed a second amendment to the SVB Credit Facility with SVB. The second amendment included a waiver for non-compliance with the minimum quarterly free cash flow covenant for the quarterly period ended June 30, 2011. The working capital line of credit interest rate was amended to equal the greater of 5.5% or the SVB prime rate plus 2.0% beginning on January 1, 2012. In conjunction with the second amendment, the Company paid SVB a fee of $50,000.

In December 2011, the Company executed a third amendment to the SVB Credit Facility with SVB. The third amendment included a waiver for non-compliance with the minimum quarterly financial covenants for the quarterly period ended September 30, 2011 and it also restructured the credit facility terms consisting of a $10 million term loan and a working capital line of credit which permitted the Company to borrow up to $22 million.

The term loan carried a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matured October 2015 and the Company was subject to a prepayment penalty if the term loan is repaid prior to maturity. The funds from the term loan were used to refinance a portion of the line of credit under the SVB Credit Facility.

In connection with the third amendment to the SVB Credit Facility, finance charges totaling $0.2 million were waived in exchange for the issuance of 93,750 warrants to SVB to purchase shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. The Company recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.

Under the third amendment to the SVB Credit Facility, the Company was required to maintain compliance with financial covenants consisting of a quarterly minimum adjusted quick ratio and a quarterly minimum EBITDA level, as well as a maximum annual capital expenditures limit. The minimum adjust quick ratio is defined as the sum of the Company’s cash held with SVB and 80% of eligible domestic accounts receivable divided by the SVB Credit Facility balance. In February 2012, the Company executed a fourth amendment to the SVB Credit Facility. The fourth amended to the SVB Credit Facility included a waiver for non-compliance with the minimum quarterly EBITDA covenant for the quarterly period ended December 31, 2011. The amendment also reduced the maximum amount available on the working capital line of credit from $22 million to $19.5 million and accelerated one of the quarterly term loan payments of $0.6 million which was due and payable upon execution of the amendment. In conjunction with the fourth amendment to the SVB Credit Facility, the Company paid SVB a fee of $0.1 million.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt Agreements

The Company has various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017.

Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
Line of credit	$38,634	$16,854
Term loan, net of debt discount	—	9,903
Notes payable to Japanese banks	—	138
Capital leases (See Note 7)	1,770	233
Bond payable to a Japanese bank	—	64
Note payable related to software license purchases	59	270
Financing agreements for premiums on insurance policies	1,204	736

Total debt	41,667	28,198
Less: current portion	(1,700)	(4,396)

Total long-term debt	$39,967	$23,802

Principal payments on debt are as follows as of December 31, 2012 (in thousands):

Year Ending December 31,
2013	$1,263
2014	—
2015	38,634
2016	—
2017	—
Thereafter	—

Total	39,897
Add: capital lease principal payments	1,770

Total	41,667
Less: current portion of long-term debt	(1,700)

Long-term debt, net of current portion	$39,967

7. Commitments and Contingencies

Leases

During the first quarter of 2008, the Company entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of its then existing premises into two adjacent facilities, as described below. The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2017, and certain equipment under capital leases which expire on various dates through 2017.

In February 2008, the Company entered into a sublease agreement (the “Sublease”), for office, engineering, and research and development space. The Sublease term commenced May 2008 and ends on January 31, 2016.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2013	$3,684	$558
2014	2,735	527
2015	2,432	466
2016	1,286	423
2017	180	82
Thereafter	271	—

	$10,588	2,056

Less: amount representing interest		(286)

Present value of minimum lease payments		1,770
Current portion of capital leases		437

Capital leases, less current portion		$1,333

Rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $3.7 million and $3.2 million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. Pursuant to this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought, among other things, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added the Company as a defendant to the California matter. Alphatec filed a motion for summary judgment in November 2012 that is fully briefed and the parties are awaiting a decision. The case is currently scheduled for trial in March 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, Scient’x and two former directors of Scient’x (who also serve on the Company’s board), in which Orthotec sought, among other things, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012, which is currently being briefed by the parties. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied, and that denial is currently on appeal. Since March 2010 the Company has been indemnifying HealthpointCapital and the two former directors of Scient’x in connection with the New York matter.

While the Company intends to vigorously defend against these actions, and believes that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until May 10, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At December 31, 2012, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

8. Redeemable Preferred Stock and Stockholders’ Equity

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2012, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2012 and 2011.

The redeemable preferred stock is required to be shown in the Company’s financial statements separate from stockholders’ equity and any adjustments to its carrying value to its redemption value up to its redemption value of $9.00 per share will be reported as a dividend.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 8,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four or five year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2012, approximately 530,000 shares of common stock remained available for issuance under the 2005 Plan.

Stock Options

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	4,717	$3.31	7.71	$107
Granted	2,574	$1.94	—	—
Exercised	(62)	$1.23	—	—
Forfeited	(2,309)	$3.51	—	—

Outstanding at December 31, 2012	4,920	$2.51	8.03	$64

Options vested and exercisable at December 31, 2012	1,702	$3.32	5.59	$51

Options vested and expected to vest at December 31, 2012	4,484	$2.55	7.88	$63

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $1.10, $1.48 and $1.95, respectively. The aggregate intrinsic value of options at December 31, 2012 is based on the Company’s closing stock price on that date of $1.65 per share.

As of December 31, 2012, there was $3.2 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.6 years. The total intrinsic value of options exercised for the year ended December 31, 2011 and 2010 was $0.1 million and $0.1 million, respectively. The total intrinsic value of options exercised was immaterial for the year ended December 31, 2012.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 19, 2012, the Company commenced a stock option exchange offer for its U.S. employees. The options eligible for exchange had an exercise price equal to or greater than $2.85. The exercise price of the exchanged options was the higher of 115% of the closing price of the Company’s common stock on the exchange date and $2.00. The exchange offer occurred on December 19, 2012 and the exercise price for the exchanged options was $2.05. A total of 1,109,604 options to purchase shares of the Company’s common stock were exchanged. Many of the outstanding options were either partially or fully vested. The exchanged options will be unvested upon issuance and will vest over three years, with one-third of each option vesting on the first anniversary date and the remaining portion of each option vesting in equal quarterly installments over the eight quarters following the first anniversary date.

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

Restricted Stock Awards

The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2011	361	$2.61	3.22
Awarded	702	$1.57
Vested	(77)	$2.95
Forfeited	(109)	$2.10

Unvested at December 31, 2012	877	$1.81	1.49

The weighted average fair value per share of awards granted during the years ended December 31, 2012, 2011 and 2010 was $1.57, $2.61 and $2.60, respectively.

Warrants

In March 2012, the Company entered into a consulting agreement with a third-party entity and pursuant to such consulting agreement, the Company issued a warrant to the consultant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant expires on March 1, 2015 and vested 25% on the last day of September 2012, December 2012 and will vest 25% on each of the day of March 2013 and June 2013.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2011, in connection with the third amendment to the SVB Credit Facility, finance charges totaling $0.2 million were waived in exchange for the issuance of 93,750 warrants to SVB to purchase shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. The Company recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.

In December 2008, the Company issued warrants to the lenders of the Lenders Credit Facility to purchase an aggregate of 476,190 shares of the Company’s common stock with an exercise price of $1.89 per share. The warrants were immediately exercisable, could be exercised through a cashless exercise and had a ten-year term. The Company recorded the value of the warrants of $0.9 million as a debt discount. The value of the warrants was determined on the grant date using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rates of 2.67%, volatility of 60.9%, a ten year term and no dividends yield.

In September 2009, one of the lenders to the Lender Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the Company issuing 113,388 shares of its common stock to the lender. The net value of the shares issued was $530,000. Following this exercise, warrants to purchase 285,714 shares of common stock were outstanding as of December 31, 2009.

In March 2010, one of the lenders to the Lender Credit Facility exercised all of its warrants pursuant to the cashless exercise provision of its warrant agreement resulting in the Company issuing 196,161 shares of its common stock to the lender. The net value of the shares issued was $1.2 million.

Media Advertising Agreement

In 2012, the Company entered into consulting agreements with a third-party entity for marketing and advertising services. In connection with these agreements the Company paid the consultant $0.2 million, issued 500,000 registered shares of the Company’s common stock and issued 352,000 unregistered shares of the Company’s common stock. The Company recorded total stock compensation of $1.1 million in the year ended December 31, 2012 related to these agreements.

Phygen Success Fee

In 2012, in connection with the Phygen acquisition the Company entered into a consulting agreement with a third-party entity for financial services. In connection with this agreement the Company issued 86,705 shares of the Company’s common stock valued at $0.2 million to the third party entity.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2012
Stock options outstanding	4,920
Awards outstanding	877
Warrants outstanding	594
Authorized for future grant under 2005 Plan	531

6,922

10. Income Taxes

The components of the pretax loss from operations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. Domestic	$(3,310)	$(14,400)	$(8,428)
Foreign	(13,308)	(12,288)	(8,059)

Pretax loss from operations	$(16,618)	$(26,688)	$(16,487)

The components of the (benefit) provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$107	$4	$4
State	24	222	158
Foreign	2,083	(388)	(271)

Total current (benefit) provision	2,214	(162)	(109)

Deferred:
Federal	137	163	162
State	29	8	(30)
Foreign	(3,539)	(4,516)	(2,077)

Total deferred benefit	(3,373)	(4,345)	(1,945)

Total benefit	$(1,159)	$(4,507)	$(2,054)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2012	2011	2010
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(0.0)%	(0.7)%	(0.8)%
Stock-based compensation	(0.5)%	1.8%	4.4%
Foreign taxes	(0.1)%	3.6%	3.1%
Tax credits	(0.7)%	(1.2)%	(3.4)%
Deemed foreign dividend	0.2%	10.3%	—
Transaction costs	—	—	8.0%
Permanent adjustments	5.0%	0.8%	3.4%
Tax rate adjustment	0.7%	(0.5)%	4.4%
Uncertain tax positions	14.9%	(1.5)%	0.8%
Other	3.3%	(3.1)%	(1.0)%
Valuation allowance	5.2%	8.7%	3.6%

	(7.0)%	(16.8)%	(12.5)%

The 2012 benefit for income taxes primarily consists of benefits associated with the Company’s French operations and the reversal of the valuation allowance against the Japanese deferred tax assets partially offset by an increase in uncertain tax positions associated with the European operations and an increase in the goodwill deferred tax liability.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowances and reserves	$1,088	$978
Accrued expenses	648	532
Inventory reserves	7,839	6,648
Net operating loss carryforwards	28,786	26,989
Stock-based compensation	1,866	669
Legal settlement	4,156	6,670
Income tax credit carryforwards	1,276	1,277

	45,659	43,763
Valuation allowance	(36,031)	(35,211)

Total deferred tax assets, net of valuation allowance	9,628	8,552
Deferred tax liabilities:
Property and equipment	926	494
Intangible assets	6,910	9,790
Goodwill	1,011	845

Total deferred tax liabilities	8,847	11,129

Net deferred tax assets (liabilities)	$781	$(2,577)

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2012, a valuation allowance of $36.1 million has been established against the net deferred tax assets as realization is uncertain. The net deferred tax assets primarily consist of Japanese deferred tax assets partially offset by a deferred tax liability associated with goodwill. Deferred tax liabilities associated with tax deductible goodwill cannot be considered a source of income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. At December 31, 2012, such amounts represent $1.0 million.

At December 31, 2011, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, it was concluded that a full valuation allowance should be recorded against all U.S. and foreign net deferred tax assets. At December 31, 2012, the Company continued to believe that a full valuation allowance should be recorded against all U.S. and European net deferred tax assets. However, during 2012, it was determined that the Company was more-likely-than-not to realize its Japanese net deferred tax assets. The Company removed the valuation allowance on the Japanese net deferred tax assets and recognized a tax benefit of $1.4 million. In the event that the Company were to determine that it would not be able to realize all or part of its Japanese net deferred tax assets in the future, it would increase the valuation allowance and recognize a corresponding tax provision in the period in which it made such a determination. Likewise, if the Company later determines that it is more-likely-than-not to realize all or a portion of the U.S. or European net deferred tax assets, it would reverse the previously provided valuation allowance. Although realization is not assured, the Company believes that it is more-likely-than-not that the balance of the deferred tax assets, net of the valuation allowance, as of December 31, 2012 will be realized.

At December 31, 2012, the Company has unrecognized tax benefits of $5.9 million of which $5.4 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Balance at December 31, 2009	$2,116
Additions based on tax positions related to the prior year	39
Additions based on tax positions related to the current year	1,480
Additions based on tax positions related to the acquisition of Scient’x	1,097
Reductions as a result of lapse of applicable statute of limitations	(256)
Reductions as a result of foreign exchange rates and other	(55)

Balance at December 31, 2010	4,421
Additions based on tax positions related to the prior year	73
Additions based on tax positions related to the current year	399
Reductions as a result of positions taken	(59)
Reductions as a result of lapse of applicable statute of limitations	(649)
Additions as a result of foreign exchange rates and other	12

Balance at December 31, 2011	$4,197
Additions based on tax positions related to the prior year	987
Additions based on tax positions related to the current year	743
Reductions as a result of lapse of applicable statute of limitations	(58)
Additions as a result of foreign exchange rates and other	28

Balance at December 31, 2012	$5,897

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes it is reasonably possible it will not reduce its unrecognized tax benefits within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2007. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, Foreign or state and local tax authorities.

During 2012, the French tax authorities completed an exam of the 2008, 2009 and 2010 tax years. The Company agreed to an assessment of $0.6 million to settle the exam. The Company had recognized uncertain tax positions of $0.3 million at December 31, 2011. The additional $0.3 million was recognized as an additional tax provision during 2012.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2012, accrued interest and penalties were $0.4 million and this amount primarily relates to the uncertain tax positions of the Scient’x operations and state positions. During 2012, there were increases in the accrued interest and penalties related to the uncertain tax positions of the Scient’x operations.

At December 31, 2012, the Company had federal and state net operating loss carryforwards of $46.4 million and $42.9 million, respectively, expiring at various dates through 2032. At December 31, 2012, the Company had federal and state research and development tax credits of $1.9 million and $2.0 million, respectively. The federal research and development tax credits expire at various dates through 2031, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $41.1 million beginning to expire in 2018. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the initial public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2012.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2012 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the deferred tax asset resulting from such reinstatement for 2012 will not be reflected until 2013.

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

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2012, 2011 and 2010, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic segment, sales in Japan for the years ended December 30, 2012, 2011 and 2010 totaled $28.6 million, $23.9 million and $13.7 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the years than ended December. For the years ended December 31, 2012, 2011 and 2010, sales in other individual countries included in International did not exceed 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$130,476	$133,824	$119,880
International	65,802	63,887	51,730

Total consolidated revenues	$196,278	$197,711	$171,610

Total assets by region were as follows (in thousands):

	December 31,
	2012	2011
United States	$213,912	$198,578
International	168,215	168,114

Total consolidated assets	$382,127	$366,692

12. Related Party Transactions

For the years ended December 31, 2012, 2011 and 2010, the Company incurred costs of $0.2 million, $0.1 million and $0.3 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.

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

Indemnification Agreements

The Company has entered into indemnification agreements with certain of its directors. The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by Delaware law and to advance expenses incurred by them in connection with any proceeding against them with respect to which

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

they may be entitled to indemnification by us. In addition, each of Scient’x and Surgiview has agreed to indemnify its officers and directors in connection with activities undertaken by such individuals on behalf of their respective companies. For the years ended December 31, 2012 and 2011, the Company paid approximately $2.6 million and $0.5 million, respectively, in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 7)

13. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are vested after one year of service. The Company’s total contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The amount of IMC Co. revenue and pretax income reported in discontinued operations for the years ended December 31, 2010 is as follows (in thousands):

Year Ended December 31,
2010
Revenue	$3,109

Income from continuing operations before income taxes	$120
Income tax provision	42

Income from discontinued operations, net of tax	$78

Restructuring Activities

As a result of the acquisition of Scient’x, the Company elected to consolidate Scient’x’s operations in the United States, close its United States facility and move its operations to the Company’s corporate location in Carlsbad, California. This consolidation was completed by April 30, 2010. Restructuring expenses also consist of severance and other personnel costs related to the reorganization of the Company’s management. For the years ended December 31, 2012, 2011 and 2010, the Company incurred total restructuring expenses of $0, $1.1 million and $2.4 million, respectively. The balance in the restructuring liability as of December 31, 2012, 2011 and 2010 was $0, $0.1 million and $0.2 million, respectively.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Cross Medical

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

As part of the settlement, we agreed to pay Cross an initial payment of $5 million, which payment was made in January 2012. In addition to the initial payment, we will make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment is made in August 2015. The cash obligations totaling $18 million will be paid as follows: $7 million in 2012, which was paid, $4 million in 2013, $4 million in 2014 and $3 million in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2012 and 2011 are as follows (in thousands, except per share data):

	Year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$48,461	$48,235	$46,839	$52,743
Gross profit	31,819	30,196	29,633	32,120
Total operating expenses	31,944	33,947	31,606	36,108
Net loss	(1,261)	(6,374)	(2,469)	(5,355)
Basic and diluted net loss per common share (1)	(0.01)	(0.07)	(0.03)	(0.06)

	Year ended December 31, 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$49,720	$50,862	$47,619	$49,510
Gross profit	31,951	29,861	30,207	24,911
Total operating expenses	34,313	33,165	32,569	41,399
Net loss	(1,867)	(3,044)	(1,304)	(15,966)
Basic and diluted net loss per common share (1)	(0.02)	(0.03)	(0.01)	(0.18)

(1)	Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2009	318	8,645
Provision	945	2,781
Write-offs and recoveries, net	(109)	(396)

Balance at December 31, 2010	1,154	11,030
Provision	1,094	4,564
Write-offs and recoveries, net	(1,193)	(2,420)

Balance at December 31, 2011	1,055	13,174
Provision	859	6,658
Write-offs and recoveries, net	(840)	(2,610)

Balance at December 31, 2012	$1,074	$17,222

(1)	The provision is included in selling expenses.
(2)	The provision is included in cost of revenues.