Form 10-Q
period 2013-03-31
Alphatec Holdings, Inc.
filed 2013-05-02
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 96,683,174 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$19,293	$22,241
Accounts receivable, net	40,711	41,012
Inventories, net	50,457	49,855
Prepaid expenses and other current assets	5,753	5,953
Deferred income tax assets	2,964	2,991

Total current assets	119,178	122,052
Property and equipment, net	31,310	30,403
Goodwill	175,669	180,838
Intangibles, net	46,227	46,856
Other assets	1,815	1,978

Total assets	$374,199	$382,127

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,516	$15,237
Accrued expenses	34,397	38,490
Deferred revenue	1,313	1,361
Current portion of long-term debt	1,277	1,700

Total current liabilities	55,503	56,788
Long-term debt, less current portion	40,578	39,967
Other long-term liabilities	12,556	13,485
Deferred income tax liabilities	2,096	2,468
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2013 and December 31, 2012; 3,319 shares issued and outstanding at both March 31, 2013 and December 31, 2012	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2013 and December 31, 2012; 96,683 and 96,703 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	400,427	399,246
Accumulated other comprehensive (loss) income	(4,373)	112
Accumulated deficit	(156,104)	(153,455)

Total stockholders’ equity	239,863	245,816

Total liabilities and stockholders’ equity	$374,199	$382,127

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$50,443	$48,461
Cost of revenues	17,270	16,263
Amortization of acquired intangible assets	431	379

Gross profit	32,742	31,819
Operating expenses:
Research and development	3,682	4,010
Sales and marketing	18,495	18,536
General and administrative	11,130	8,825
Amortization of acquired intangible assets	793	574

Total operating expenses	34,100	31,945

Operating loss	(1,358)	(126)
Other income (expense):
Interest income	2	39
Interest expense	(695)	(708)
Other expense, net	(650)	(259)

Total other expense	(1,343)	(928)

Loss before taxes	(2,701)	(1,054)
Income tax (benefit) provision	(52)	207

Net loss	$(2,649)	$(1,261)

Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.01)

Weighted-average shares used in computing net loss per share:
Basic and diluted	95,826	88,938

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss, as reported	$(2,649)	$(1,261)
Foreign currency translation adjustments	(4,485)	4,246

Comprehensive income (loss)	$(7,134)	$2,985

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(2,649)	$(1,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,259	5,803
Stock-based compensation	1,184	547
Interest expense related to amortization of debt discount and debt issuance costs	129	102
Provision for doubtful accounts	57	396
Provision for excess and obsolete inventory	1,698	845
Other	285	242
Deferred income tax (benefit) expense	(204)	162
Changes in operating assets and liabilities:
Accounts receivable	(674)	685
Inventories	(3,387)	(2,562)
Prepaid expenses and other current assets	394	1,435
Other assets	39	508
Accounts payable	897	(3,083)
Accrued expenses and other	(4,318)	(4,965)
Deferred revenues	(46)	(285)

Net cash used in operating activities	(336)	(1,431)
Investing activities:
Purchases of property and equipment	(2,519)	(3,519)
Purchase of intangible assets	(250)	—

Net cash used in investing activities	(2,769)	(3,519)
Financing activities:
Exercise of stock options	—	16
Borrowings under lines of credit	34,669	3,583
Repayments under lines of credit	(33,497)	(937)
Principal payments on capital lease obligations	(124)	(110)
Principal payments on notes payable	(630)	(1,881)

Net cash provided by financing activities	418	671

Effect of exchange rate changes on cash and cash equivalents	(261)	472

Net decrease in cash and cash equivalents	(2,948)	(3,807)
Cash and cash equivalents at beginning of period	22,241	20,666

Cash and cash equivalents at end of period	$19,293	$16,859

Supplemental cash flow information:
Cash paid for interest	$936	$590
Cash paid for income taxes	$958	$234
Purchases of property and equipment in accounts payable	$3,768	$3,405
Property and equipment purchased under capital lease	$—	$1,148

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct sales force in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on March 4, 2013.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $19.3 million combined with anticipated cash flow from operations in 2013 and other working capital of $44.4 million at March 31, 2013 will be sufficient to fund its cash requirements through at least March 31, 2014. The Company’s credit facility (the “Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a monthly fixed charge coverage ratio and a senior leverage ratio (see Note 6).

Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility at least through March 31, 2014. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, such as additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2013. These accounting policies have not significantly changed during the three months ended March 31, 2013.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments will be effective for the Company beginning January 1, 2014. We do not anticipate any impact on our financial statements upon adoption.

In February 2013, the FASB issued guidance that requires a company to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows.

3. Acquisitions

Acquisition of Phygen, LLC

On November 6, 2012, the Company closed the transactions contemplated by the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phygen, LLC (“Phygen”), pursuant to which the Company agreed to purchase Phygen’s right, title and interest in and certain assets used by Phygen in connection with the design, development, marketing and distribution of certain of Phygen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities related thereto. At the closing of the transaction the Company issued to Phygen 4,069,087 unregistered shares of the Company’s common stock and paid to Phygen $2 million in cash. The Company placed 1,170,960 unregistered shares of the common stock into an escrow account, which will serve as security against any potential indemnification obligations of Phygen under the Asset Purchase Agreement for a period of 12 months following the closing. In addition, pursuant to the Asset Purchase Agreement, the Company paid to Phygen $4 million in cash in April 2013.

Based on the closing price of Alphatec’s common stock of $1.69 on November 6, 2012, cash consideration and contingent liabilities, the total purchase price for Phygen was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$8,856
Cash consideration paid and payable	5,900
Contingent consideration	3,654

Total purchase price	$18,410

Under the acquisition method of accounting, the total purchase price allocated to Phygen’s net tangible and intangible assets was based on their estimated fair values at the date of the completion of the acquisition.

The following table summarizes the allocation of the preliminary purchase price (pending final valuation of intangible assets, deferred income taxes and inventory valuation) for Phygen and the estimated useful lives for the acquired intangible assets (in thousands):

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$1,204
Acquired intangibles:
Developed technology	3	176
Trademarks	3	59
Covenant not-to-compete	3	384
Customer-related intangibles	12	6,239
Distribution network	12	2,366
Goodwill		7,982

Total purchase price allocation		$18,410

The Company allocated $1.2 million to Phygen’s net tangible assets assumed, $9.2 million to identifiable intangible assets acquired and $3.7 million to contingent consideration. A value of $8.0 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities and contingent consideration assumed, was assigned to goodwill. The Company acquired Phygen to expand its product offerings to Phygen’s existing surgeon base. This and other factors contributed to a purchase price for Phygen that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is expected to be deductible for tax purposes.

The Company increased the value of inventory it acquired from Phygen to its estimated fair value (“inventory step-up”), which represented an amount equivalent to estimated selling prices for the inventory less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step-up will reverse ratably over six months and is included in the Company’s post-combination financial statements.

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

The customer-related intangibles includes hospitals and distributors that take title to Phygen’s products. The Company determined the value of such customer-related intangibles by estimating the present value of expected future net cash flows derived from such customers.

The distribution network includes U.S.-based distributors that sell Phygen’s products to customers on a consignment basis. The Company determined the value of the intangibles related to the distribution network by estimating the difference between the present values of expected future net cash flows generated with and without the distribution network in place.

The Company calculated the value of the contingent consideration by estimating the present value of future minimum royalty payments due under licensing agreements entered into in connection with the Phygen acquisition. The Company will revalue the contingent consideration each reporting period with an offset to any increase or decrease in the statement of operations. This is a Level 3 measurement as significant assumptions used in the measurement include estimates of the royalty payments due.

Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the three months ended March 31, 2012.

4. Balance Sheet Details

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$41,740	$42,086
Allowance for doubtful accounts	(1,029)	(1,074)

Accounts receivable, net	$40,711	$41,012

Inventories

Inventories consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,534	$—	$5,534	$5,863	$—	$5,863
Work-in-process	1,193	—	1,193	1,350	—	1,350
Finished goods	61,251	(17,521)	43,730	59,864	(17,222)	42,642

Inventories, net	$67,978	$(17,521)	$50,457	$67,077	$(17,222)	$49,855

Property and Equipment

Property and equipment consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2013	December 31, 2012
Surgical instruments	4	$59,473	$56,712
Machinery and equipment	7	14,602	13,996
Computer equipment	5	3,259	3,269
Office furniture and equipment	5	3,534	3,528
Leasehold improvements	various	4,116	4,092
Building	39	58	64
Land	n/a	12	13
Construction in progress	n/a	483	1,045

		85,537	82,719
Less accumulated depreciation and amortization		(54,227)	(52,316)

Property and equipment, net		$31,310	$30,403

Total depreciation expense was $3.5 million for the three months ended March 31, 2013 and 2012.

Intangible Assets

Intangible assets consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2013	December 31, 2012
Developed product technology	3-8	$22,977	$23,253
Distribution rights	3	4,073	4,281
Intellectual property	5	1,004	1,004
License agreements	1-7	17,431	17,423
Core technology	10	4,790	4,940
Trademarks and trade names	3-9	3,705	3,796
Customer-related	12-15	21,568	19,221
Distribution network	10-12	3,980	3,906
Physician education programs	10	2,948	3,039
Supply agreement	10	225	225

		82,701	81,088
Less accumulated amortization		(36,474)	(34,232)

Intangible assets, net		$46,227	$46,856

Total amortization expense was $2.7 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

Goodwill

The changes in the carrying amount of goodwill from December 31, 2012 through March 31, 2013 is as follows (in thousands):

2013
Balance at December 31, 2012	$180,838
Change in Phygen goodwill	(2,142)
Effect of foreign exchange rate on goodwill	(3,027)

Balance at March 31, 2013	$175,669

5. License and Developmental Consulting Agreements

The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 4, 2013.

6. Debt

Loan and Security Agreement

On June 7, 2012, the Company entered into a credit facility with MidCap, which permits the Company to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. The revolving line of credit carries an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 6.0%, which was 6.2% at March 31, 2013.

The Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). The Waiver gave the Company consent on certain provisions under the Credit Facility related to the acquisition of Phygen and maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the First Amendment”). The First Amendment allows the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment, the Company paid MidCap a fee of $0.1 million. The Company was in compliance with all of the covenants of the Credit Facility as of March 31, 2013.

Principal payments on debt are as follows as of March 31, 2013 (in thousands):

Year Ending December 31,
Remainder of 2013	$859
2014	—
2015	39,352
2016	—
2017	—
Thereafter	—

Total	40,211
Add: capital lease principal payments	1,644

Total	41,855
Less: current portion of long-term debt	(1,277)

Long-term debt, net of current portion	$40,578

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2017. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2013	$2,975	$400
2014	3,090	527
2015	2,649	466
2016	1,385	423
2017	272	81
Thereafter	289	—

	$10,660	1,897

Less: amount representing interest		(253)

Present value of minimum lease payments		1,644
Current portion of capital leases		(418)

Capital leases, less current portion		$1,226

Rent expense under operating leases was $1.0 million for the three months ended March 31, 2013 and 2012.

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. After this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but Healthpoint Capital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added the Company as a defendant to the California matter asserting claims against the Company based on its 2010 acquisition of Scient’x. Alphatec filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case is currently scheduled for trial in July 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on the Company’s board), in which Orthotec sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012, which has been fully briefed and is awaiting a decision. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied, and that denial is currently on appeal. Since March 2010 the Company has been indemnifying the HealthpointCapital entities and the two former directors of Scient’x in connection with the New York matter.

While the Company intends to vigorously defend against these actions, and believes that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The plaintiff amended its complaint and refilled it in April 2012. This amended complaint was dismissed with prejudice in March 2013. In April 2013 the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until May 10, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At March 31, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(2,649)	$(1,261)

Denominator:
Weighted average common shares outstanding	96,701	89,445
Weighted average unvested common shares subject to repurchase	(875)	(507)

Weighted average common shares outstanding—basic	95,826	88,938
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—

Weighted average common shares outstanding—diluted	95,826	88,938

Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.01)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	3,939	4,592
Unvested restricted share awards	875	507

Total	4,814	5,099

9. Income Taxes

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s uncertain tax positions increased $0.3 million during the three months ended March 31, 2013. The increase in uncertain tax positions during the three months ended March 31, 2013 was primarily related to an increase related to federal and state research credits. The uncertain tax positions at March 31, 2013 were $6.2 million. With the facts and circumstances currently available to the Company, it is reasonably possible that less than $0.1 million of the Company’s uncertain tax positions could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax benefit consists primarily of income tax benefits related to operations in Japan and Brazil, partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates.

The Company is not currently under examination by the IRS, foreign or state and local tax authorities.

10. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.

During the three months ended March 31, 2013 and 2012, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. For the three months ended March 31, 2013, included in International revenues were sales in Japan totaling $6.4 million which represented greater than 10 percent of consolidated revenues. For the three months ended March 31, 2012, included in International revenues were sales in Japan totaling $6.8 million which represented greater than 10 percent of consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
United States	$33,062	$32,561
International	17,381	15,900

Total consolidated revenues	$50,443	$48,461

Total assets by region were as follows (in thousands):

	March 31, 2013	December 31, 2012
United States	$211,382	$213,912
International	162,817	168,215

Total consolidated assets	$374,199	$382,127

11. Related Party Transactions

For the three months ended March 31, 2013, the Company incurred expenses of $0.1 million and had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the three months ended March 31, 2013 and 2012, the Company incurred legal expenses of approximately $0.6 million and $0.4 million, respectively, in connection with the Company’s indemnification obligations in the New York Orthotec matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012, as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. In general, except for those countries where we have a direct sales force (the U.S., Japan, France, Italy, and the United Kingdom), we use independent distributors that purchase our products and market them to surgeons. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the earlier of when payments become due or cash is received from the related distributors.

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

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, medical education, trade show, medical device excise tax and marketing costs.

General and administrative expense. General and administrative expense consists primarily of salaries and related employee benefits, professional service fees, insurance and legal expenses.

Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

Income tax benefit. The income tax benefit consists primarily of income tax benefits related to operations in Japan and Brazil, partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in the Company’s other foreign jurisdictions.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2013	2012
Revenues	$50,443	$48,461
Cost of revenues	17,270	16,263
Amortization of acquired intangible assets	431	379

Gross profit	32,742	31,819
Operating expenses:
Research and development	3,682	4,010
Sales and marketing	18,495	18,536
General and administrative	11,130	8,825
Amortization of acquired intangible assets	793	574

Total operating expenses	34,100	31,945

Operating loss	(1,358)	(126)
Other income (expense):
Interest income	2	39
Interest expense	(695)	(708)
Other expense, net	(650)	(259)

Total other expense	(1,343)	(928)

Loss from continuing operations before taxes	(2,701)	(1,054)
Income tax (benefit) provision	(52)	207

Net loss	$(2,649)	$(1,261)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues. Revenues were $50.4 million for the three months ended March 31, 2013 compared to $48.5 million for the three months ended March 31, 2012, representing an increase of $2.0 million, or 4.1%. The increase was comprised of $0.5 million related to sales in the U.S. region and $1.5 million related to sales in the International region.

U.S. revenues were $33.1 million for the three months ended March 31, 2013 compared to $32.6 million for the three months ended March 31, 2012, representing an increase of $0.5 million, or 1.5%. The increase was due to sales resulting from the Phygen acquisition ($2.0 million), partially offset by a decrease in the sales of instruments and implants ($1.5 million).

International revenues were $17.4 million for the three months ended March 31, 2013 compared to $15.9 million for the three months ended March 31, 2012, representing an increase of $1.5 million, or 9.3%. The increase was due to sales of Alphatec implants and instruments. The revenue from Alphatec products continues to grow as products in the aging Scient’x product portfolio are substituted with Alphatec products. The increase in revenue is inclusive of $1.1 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $17.3 million for the three months ended March 31, 2013 compared to $16.3 million for the three months ended March 31, 2012, representing an increase of $1.0 million, or 6.2%. The increase was primarily related to greater product costs as a result of a increase in sales volume and variation in product mix ($2.1 million), an increase in the reserve for excess and obsolete inventory ($0.7 million) partially offset by a reduction to inventory adjustments ($1.0 million), and a reduction in royalty and milestone expenses due to the cancellation of certain agreements, change in product mix and an adjustment to accruals ($0.8 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for each of the three months ended March 31, 2013 and March 31, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in the Scient’x acquisition.

Gross profit. Gross profit was $32.7million for the three months ended March 31, 2013 compared to $31.8 million for the three months ended March 31, 2012, representing an increase of $0.9 million, or 2.9%. The increase is due to a reduction in the cost of revenues ($0.9 million) and an increase in sales volume ($1.5 million), offset by a decrease resulting from variation in product mix and pricing ($1.5 million).

Gross margin. Gross margin was 64.9% for the three months ended March 31, 2013 compared to 65.7% for the three months ended March 31, 2012. The decrease of 0.8 percentage points was the result of an unfavorable variation in pricing and product mix (3.1 percentage points), offset by a reduction in the cost of revenues (2.3 percentage points).

Gross margin for the U.S. region was 69.7% for the three months ended March 31, 2013 compared to 70.2% for the three months ended March 31, 2012. The decrease of 0.5 percentage points was the result of an unfavorable variation in pricing and product mix (3.1 percentage points), offset by a reduction in the cost of revenues (2.6 percentage points).

Gross margin for the International region was 55.8% for the three months ended March 31, 2013 compared to 56.4% for the three months ended March 31, 2012. The decrease of 0.6 percentage points was the result of an unfavorable variation in pricing and product mix (2.4 percentage points), offset by a reduction in the cost of revenues (1.8 percentage points).

Research and development expense. Research and development expense was $3.7 million for the three months ended March 31, 2013 compared to $4.0 million for the three months ended March 31, 2012, representing a decrease of $0.3 million, or 8.2%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.

Sales and marketing expense. Sales and marketing expense was $18.5 million for each of the three months ended March 31, 2013 and March 31, 2012. A reduction in commission expenses due to product mix changes in the U.S., has been fully offset by the additional expense created by the recently enacted medical device excise tax ($0.6 million).

General and administrative expense. General and administrative expense was $11.1 million for the three months ended March 31, 2013 compared to $8.8 million for the three months ended March 31, 2012, representing an increase of $2.3 million, or 26.1%. The increase was primarily related to increased litigation expense ($1.3 million), increased expenses related to executive management and consulting costs ($1.0 million), and the expenses resulting from the Phygen acquisition ($0.5 million), offset by a reduction in sales and use tax accruals ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.8 million for the three months ended March 31, 2013 compared to $0.6 million for the three months ended March 31, 2012, representing an increase of $0.2 million, or 38.2%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x and Phygen acquisitions.

Interest expense. Interest expense was $0.7 million for the three months ended March 31, 2013 and $0.7 million for the three months ended March 31, 2012. Interest expense consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to loan costs.

Other income (expense), net. Other expense was $0.7 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012, representing an increase in expense of $0.4 million, or 151.0%. The increase was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.

Income tax provision (benefit). Income tax was a benefit of $0.1 million for the three months ended March 31, 2013 compared a provision of $0.2 million for the three months ended March 31, 2012. The income tax benefit consists primarily of income tax benefits related to operations in Japan and Brazil, partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in the Company’s other foreign jurisdictions.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,649)	$(1,261)
Stock-based compensation	1,184	547
Depreciation	3,521	3,456
Amortization of intangible assets	1,514	1,394
Amortization of acquired intangible assets	1,224	953
Interest expense, net	693	669
Income tax (benefit) provision	(52)	207
Other expense, net	650	259

Adjusted EBITDA	$6,085	$6,224

Liquidity and Capital Resources

At March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $19.3 million and accounts receivable, net of $40.7 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2014.

On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap Financial, LLC, or MidCap which permits us to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the consent of MidCap. The Credit Facility bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0%.

The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2013. (See “Credit Facility and Other Debt” below).

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of March 31, 2013.

Operating Activities

We used net cash of $0.3 million from operating activities for the three months ended March 31, 2013. During this period, net cash used in operating activities primarily consisted of a net loss of $2.6 million and an increase in working capital and other assets of $7.1 million, which were offset by $9.4 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $7.1 million consisted of increases in inventory of $3.4 million and increases in accounts receivable of $0.7 million and decreases in accrued expenses and other liabilities of $4.3 million, partially offset by decreases in accounts payable of $0.9 million and decreases in prepaid expenses and other assets of $0.4 million.

Investing Activities

We used net cash of $2.8 million in investing activities for the three months ended March 31, 2013 primarily for the purchase of surgical instruments and a payment under a licensing agreement.

Financing Activities

Financing activities provided net cash of $0.4 million from for the three months ended March 31, 2013. Net borrowings under the Credit Facility totaled $1.2 million in the three months ended March 31, 2013. We made principal payments on notes payable and capital leases totaling $0.8 million in the three months ended March 31, 2013.

Credit Facility and Other Debt

On June 7, 2012, we entered into a Credit Facility with MidCap, which permits us to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries.

The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. In January 2013, we entered into a limited waiver and limited consent agreement with MidCap. The waiver gave us consent on certain provisions under the Credit Facility related to the acquisition of Phygen and maintenance of cash balances in the U.S. In February 2013, we entered into a first amendment to the Credit Facility with MidCap. The first amendment allows us to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the first amendment, we paid MidCap a fee of $0.1 million. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2013.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of March 31, 2013, the balance of these capital leases totaled $1.6 million

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2013	2014	2015	2016	2017	Thereafter
Credit Facility with MidCap	39,352	—	—	39,352	—	—	—
Interest expense	5,909	2,445	2,445	1,019	—	—	—
Note payable for software licenses	227	227	—	—	—	—	—
Note payable for insurance premiums	632	632	—	—	—	—	—
Capital lease obligations	1,897	400	527	466	423	81	—
Operating lease obligations	10,660	2,975	3,090	2,649	1,385	272	289
Litigation settlement obligation	10,000	3,000	4,000	3,000	—	—	—
Minimum purchase commitments	15,830	1,304	5,663	5,938	2,925	—	—
Guaranteed minimum royalty obligations	10,182	1,090	2,098	2,298	2,098	2,098	500
New product development milestones (1)	6,750	750	1,500	—	2,500	—	2,000

Total	$101,439	$12,823	$19,323	$54,722	$9,331	$2,451	$2,789

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2013 through 2018.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$55	$30
Research and development	46	85
Sales and marketing	103	157
General and administrative	980	275

Total	$1,184	$547

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments are effective for us beginning January 1, 2014. We do not anticipate any impact on our financial statements upon adoption.

In February 2013, the FASB issued guidance that requires a company to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for our interim period ended March 31, 2013. We adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•

our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings following our acquisition of certain assets of Phygen;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from our acquisition of certain assets of Phygen;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the regulatory status of our Puregen product;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property, the CA and NY Orthotec litigations, and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to establish the industry standard in clinical and legal compliance and corporate governance programs;

•	the effects of the loss of key personnel;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices, including without limitation physician owned distributors; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of March 31, 2013, our outstanding floating rate indebtedness totaled $39.4 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

Foreign Currency Risk

Our foreign currency exposure continues to evolve as we grow internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables and due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen and Brazilian Real, in which our revenues and profits are denominated. Additionally, our subsidiary in Japan has U.S. dollar denominated third-party debt that is subject to fluctuations in exchange rates between the U.S. dollar and Japanese Yen. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2013.

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

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement approved by a French court. After this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapita in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added us as a defendant to the California matter asserting claims against us based on our 2010 acquisition of Scient’x. We filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case is currently scheduled for trial in July 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on our board), in which Orthotec sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012, which has been fully briefed and is awaiting a decision. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied, and that denial is currently on appeal. Since March 2010 we have been indemnifying the HealthpointCapital entities and the two former directors of Scient’x in connection with the New York matter.

While we intend to vigorously defend against these actions, and believes that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on out financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in Federal court was dismissed by the plaintiff without prejudice in July 2011. The plaintiff amended its complaint and refilled it in April 2012. This amended complaint was dismissed with prejudice in March 2013. In April 2013 the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit has been stayed by order of the court until May 10, 2013. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At March 31, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as well as any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended March 31, 2013 were as follows:

Month/Year	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under Plans or Programs
January 2013	—	$—	—	—
February 2013	—	$—	—	—
March 2013	—	$—	—	—

Item 6.	Exhibits

*10.1	Alphatec Holdings, Inc. 2005 Employee, Director and Consultant Stock Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2013 (File No. 333-187190)).
*10.2	Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2013 (File No. 333-187189)).
10.3	First Amendment to the Credit Security and Guaranty Agreement, dated February 26, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and Midcap Financial LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

Date: May 1, 2013

Exhibit Index

*10.1	Alphatec Holdings, Inc. 2005 Employee, Director and Consultant Stock Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2013 (File No. 333-187190)).
*10.2	Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 12, 2013 (File No. 333-187189)).
10.3	First Amendment to the Credit Security and Guaranty Agreement, dated February 26, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and Midcap Financial LLC.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alphatec Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.