Form 10-Q
period 2013-06-30
Alphatec Holdings, Inc.
filed 2013-08-07
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of August 5, 2013, there were 97,098,085 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$12,948	$22,241
Accounts receivable, net	41,031	41,012
Inventories, net	50,614	49,855
Prepaid expenses and other current assets	5,619	5,953
Deferred income tax assets	2,835	2,991

Total current assets	113,047	122,052
Property and equipment, net	30,471	30,403
Goodwill	177,832	180,838
Intangibles, net	43,611	46,856
Other assets	1,710	1,978

Total assets	$366,671	$382,127

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,329	$15,237
Accrued expenses	29,597	38,490
Deferred revenue	1,176	1,361
Current portion of long-term debt	709	1,700

Total current liabilities	49,811	56,788
Long-term debt, less current portion	41,118	39,967
Other long-term liabilities	11,988	13,485
Deferred income tax liabilities	2,269	2,468
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2013 and December 31, 2012; 3,319 shares issued and outstanding at both June 30, 2013 and December 31, 2012	23,603	23,603
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2013 and December 31, 2012; 97,098 and 96,703 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	401,389	399,246
Accumulated other comprehensive (loss) income	(2,655)	112
Accumulated deficit	(160,765)	(153,455)

Total stockholders’ equity	237,882	245,816

Total liabilities and stockholders’ equity	$366,671	$382,127

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$51,020	$48,235	$101,463	$96,696
Cost of revenues	18,501	17,666	35,771	33,929
Amortization of acquired intangible assets	426	373	857	752

Gross profit	32,093	30,196	64,835	62,015
Operating expenses:
Research and development	3,666	3,777	7,348	7,787
Sales and marketing	19,160	19,529	37,655	38,065
General and administrative	11,445	10,132	22,575	18,957
Amortization of acquired intangible assets	721	509	1,514	1,083

Total operating expenses	34,992	33,947	69,092	65,892

Operating loss	(2,899)	(3,751)	(4,257)	(3,877)
Other income (expense):
Interest income	—	36	2	75
Interest expense	(927)	(3,578)	(1,622)	(4,286)
Other income (expense), net	(400)	(9)	(1,050)	(268)

Total other income (expense)	(1,327)	(3,551)	(2,670)	(4,479)

Loss from continuing operations before taxes	(4,226)	(7,302)	(6,927)	(8,356)
Income tax provision (benefit)	435	(928)	383	(721)

Net loss	$(4,661)	$(6,374)	$(7,310)	$(7,635)

Net loss per common share:
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.08)	$(0.09)

Weighted-average shares used in computing net loss per share:
Basic and diluted	95,926	89,218	95,876	89,078

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,661)	$(6,374)	$(7,310)	$(7,635)
Foreign currency translation adjustments	1,718	(8,566)	(2,767)	(4,320)

Comprehensive loss	$(2,943)	$(14,940)	$(10,077)	$(11,955)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(7,310)	$(7,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,589	11,623
Stock-based compensation	1,979	1,210
Interest expense related to amortization of debt discount and debt issuance costs	209	771
Provision for doubtful accounts	184	928
Provision for excess and obsolete inventory	3,101	2,810
Deferred income tax benefit	(156)	(2,006)
Other noncash items	1,065	1,098
Changes in operating assets and liabilities:
Accounts receivable	(1,310)	1,635
Inventories	(5,079)	(3,927)
Prepaid expenses and other current assets	547	1,146
Other assets	102	551
Accounts payable	2,170	(3,349)
Accrued expenses and other	(5,430)	(1,164)
Deferred revenues	(179)	(117)

Net cash provided by operating activities	2,482	3,574
Investing activities:
Purchases of property and equipment	(7,681)	(7,998)
Purchase of intangible assets	(500)	(650)
Cash paid for acquisitions	(4,000)	—

Net cash used in investing activities	(12,181)	(8,648)
Financing activities:
Exercise of stock options	—	16
Borrowings under lines of credit	68,746	47,143
Repayments under lines of credit	(66,926)	(29,956)
Principal payments on notes payable and capital lease obligations	(1,432)	(11,470)

Net cash provided by financing activities	388	5,733

Effect of exchange rate changes on cash and cash equivalents	18	698

Net increase (decrease) in cash and cash equivalents	(9,293)	1,357
Cash and cash equivalents at beginning of period	22,241	20,666

Cash and cash equivalents at end of period	$12,948	$22,023

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$1,786	$1,107
Cash paid for income taxes	$1,226	$423
Purchases of property and equipment in accounts payable	$2,274	$3,151
Property and equipment purchased under capital lease	$—	$1,149

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $12.9 million combined with anticipated cash flow from operations in 2013 and other working capital of $50.3 million at June 30, 2013 will be sufficient to fund its cash requirements through at least June 30, 2014. The Company’s credit facility (the “Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a monthly fixed charge coverage ratio and a senior leverage ratio (see Note 6).

Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility at least through June 30, 2014. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, such as additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2013. These accounting policies have not significantly changed during the six months ended June 30, 2013.

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

Based on the closing price of Alphatec’s common stock of $1.69 on November 6, 2012, cash consideration and contingent liabilities, the total purchase price for Phygen was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$8,856
Cash consideration paid and payable	5,900
Contingent consideration	3,724

Total purchase price	$18,480

Under the acquisition method of accounting, the total purchase price allocated to Phygen’s net tangible and intangible assets was based on their estimated fair values at the date of the completion of the acquisition.

The following table summarizes the allocation of the purchase price Phygen and the estimated useful lives for the acquired intangible assets (in thousands):

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$1,086
Acquired intangibles:
Developed technology	3	176
Trademarks	3	59
Covenant not-to-compete	3	389
Customer-related intangibles	12	5,843
Distribution network	12	2,413
Goodwill		8,514

Total purchase price allocation		$18,480

The Company allocated $1.1 million to Phygen’s net tangible assets assumed, $8.9 million to identifiable intangible assets acquired and $3.7 million to contingent consideration. A value of $8.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities and contingent consideration assumed, was assigned to goodwill. The Company acquired Phygen to expand its product offerings to Phygen’s existing surgeon base. This and other factors contributed to a purchase price for Phygen that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is expected to be deductible for tax purposes.

The Company increased the value of inventory it acquired from Phygen to its estimated fair value (“inventory step-up”), which represented an amount equivalent to estimated selling prices for the inventory less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step-up was reversed ratably over six months and is included in the Company’s post-combination financial statements.

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

The customer-related intangibles include hospitals and distributors that take title to Phygen’s products. The Company determined the value of such customer-related intangibles by estimating the present value of expected future net cash flows derived from such customers.

The distribution network includes U.S.-based distributors that provide Phygen’s products to customers on a consignment basis. The Company determined the value of the intangibles related to the distribution network by estimating the difference between the present values of expected future net cash flows generated with and without the distribution network in place.

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

Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the three and six months ended June 30, 2012.

4. Select Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$42,092	$42,086
Allowance for doubtful accounts	(1,061)	(1,074)

Accounts receivables, net	$41,031	$41,012

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,746	$—	$5,746	$5,863	$—	$5,863
Work-in-process	859	—	859	1,350	—	1,350
Finished goods	61,659	(17,650)	44,009	59,864	(17,222)	42,642

Inventories, net	$68,264	$(17,650)	$50,614	$67,077	$(17,222)	$49,855

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2013	December 31, 2012
Surgical instruments	4	$61,131	$56,712
Machinery and equipment	7	14,594	13,996
Computer equipment	5	3,310	3,269
Office furniture and equipment	5	3,696	3,528
Leasehold improvements	various	4,109	4,092
Building	39	56	64
Land	n/a	11	13
Construction in progress	n/a	302	1,045

		87,209	82,719
Less accumulated depreciation and amortization		(56,738)	(52,316)

Property and equipment, net		$30,471	$30,403

Total depreciation expense was $3.7 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively. Total depreciation expense was $7.2 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2013	December 31, 2012
Developed product technology	3-8	$23,136	$23,253
Distribution rights	3	3,967	4,281
Intellectual property	5	1,004	1,004
License agreements	1-7	17,436	17,423
Core technology	10	4,875	4,940
Trademarks and trade names	3-9	3,757	3,796
Customer-related	12-15	21,411	19,221
Distribution network	10-12	4,027	3,906
Physician education programs	10	2,999	3,039
Supply agreement	10	225	225

		82,837	81,088
Less accumulated amortization		(39,226)	(34,232)

Intangible assets, net		$43,611	$46,856

Total amortization expense was $2.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. Total amortization expense was $5.4 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively.

Goodwill

The changes in the carrying amount of goodwill from December 31, 2012 through June 30, 2013 are as follows (in thousands):

2013
Balance at December 31, 2012	$180,838
Change in Phygen goodwill	(1,610)
Effect of foreign exchange rate on goodwill	(1,396)

Balance at June 30, 2013	$177,832

5. License and Supply Agreements

The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 4, 2013.

6. Debt

Loan and Security Agreement

On June 7, 2012, the Company entered into the Credit Facility with MidCap, which permits the Company to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the prior written consent of MidCap. The borrowing base is determined, from time to time, based on the value of domestic and foreign eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. The revolving line of credit carries an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 6.0%, which was 6.2% at June 30, 2013.

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

The Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the First Amendment”). The First Amendment allows the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. The Company was in compliance with all of the covenants of the Credit Facility as of June 30, 2013.

Principal payments on debt are as follows as of June 30, 2013 (in thousands):

Year Ending December 31,
Remainder of 2013	$287
2014	—
2015	40,000
2016	—
2017	—
Thereafter	—

Total	40,287
Add: capital lease principal payments	1,540

Total	41,827
Less: current portion of long-term debt	(709)

Long-term debt, net of current portion	$41,118

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

Year Ending December 31,	Operating	Capital
Remainder of 2013	$1,990	$264
2014	3,199	527
2015	2,632	466
2016	1,385	423
2017	211	81
Thereafter	15	—

	$9,432	1,761

Less: amount representing interest		(221)

Present value of minimum lease payments		1,540
Current portion of capital leases		(422)

Capital leases, less current portion		$1,118

Rent expense under operating leases for the three months ended June 30, 2013 and 2012 was $1.0 million and $0.9 million, respectively. Rent expense under operating leases for the six months ended June 30, 2013 and 2012 was $2.0 million and $1.9 million, respectively.

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company (“Orthotec”). In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a final $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, following a default judgment, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement, or the Partial Sale Agreement, approved by a French court. After this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, Orthotec amended its complaint and added the Company as a defendant to the California matter asserting claims against the Company based on its 2010 acquisition of Scient’x. Alphatec filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case was scheduled for trial in July 2013; however, such trial has been rescheduled to September 30, 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on the Company’s board), in which Orthotec sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against

Eurosurgical which with interest are now greater than $50 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012. The motion for summary judgment was granted in part and denied in part. A notice of appeal has been filed with respect to the portion of the motion for summary judgment that was denied. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied. That denial was appealed, however the appeal was denied. This matter is scheduled to go to trial in the third quarter of 2013. Since March 2010, the Company has been paying the legal costs of the HealthpointCapital entities and the two former directors of Scient’x in connection with the New York matter.

While the Company intends to vigorously defend against these actions, and believes that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on the Company’s financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The plaintiff amended its complaint and re-filed it in April 2012. This amended complaint was dismissed with prejudice in March 2013. In April 2013 the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit had been stayed by order of the court until May 10, 2013, and such stay is no longer in place. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At June 30, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(4,661)	$(6,374)	$(7,310)	$(7,635)

Denominator:
Weighted average common shares outstanding	96,795	89,771	96,748	89,608
Weighted average unvested common shares subject to repurchase	(869)	(553)	(872)	(530)

Weighted average common shares outstanding—basic	95,926	89,218	95,876	89,078
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—

Weighted average common shares outstanding—diluted	95,926	89,218	95,876	89,078

Net loss per common share:
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.08)	$(0.09)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	4,098	4,987	4,099	4,815
Unvested restricted share awards	869	553	872	530

Total	4,967	5,540	4,971	5,345

9. Equity Transactions

Media Advertising Agreement

In May 2013, the Company entered into an additional consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement the Company paid the consultant total cash consideration of $0.2 million and issued 225,000 shares of the Company’s restricted stock.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.5 million during the six months ended June 30, 2013. The increase in unrecognized tax benefits during the six months ended June 30, 2013 was primarily related to an increase related to federal and state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at June 30, 2013 were $6.4 million. With the facts and circumstances currently available to the Company, it is reasonably possible that less than $0.1 million of the Company’s unrecognized tax benefits could decrease within the next 12 months due to the expiration of statutes of limitations or tax examination settlement.

The income tax provision consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates partially offset by tax benefits related to operations in Japan and Brazil.

The Company is undergoing an exam of the 2011 tax year by the IRS. The Company is currently not under examination by foreign or state and local tax authorities.

11. Segment and Geographical Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.

During the three and six months ended June 30, 2013 and 2012, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and six months ended June 30, 2013 totaled $7.1 million and $13.5 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods. For the three and six months ended June 30, 2012, sales in Japan totaled $6.8 million and $13.7 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
United States	$32,491	$32,888	$65,553	$65,449
International	18,529	15,347	35,910	31,247

Total consolidated revenues	$51,020	$48,235	$101,463	$96,696

Total assets by region were as follows (in thousands):

	June 30, 2013	December 31, 2012
United States	$201,998	$213,912
International	164,673	168,215

Total consolidated assets	$366,671	$382,127

12. Related Party Transactions

For the six months ended June 30, 2013, the Company incurred expenses of $0.1 million and had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the six months ended June 30, 2013 and 2012, the Company incurred legal expenses of approximately $1.0 million and $1.2 million, respectively, in connection with the Company’s indemnification obligations in the New York Orthotec matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors, such as those set forth in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ending December 31, 2012, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

Overview

We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “surgeons’ culture” enables us to respond to the changing needs of surgeons through collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We own and operate an in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet the critical needs of surgeons and patients. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spinal disorders.

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

Income tax provision (benefit). Income tax provision (benefit) consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$51,020	$48,235	$101,463	$96,696
Cost of revenues	18,501	17,666	35,771	33,929
Amortization of acquired intangible assets	426	373	857	752

Gross profit	32,093	30,196	64,835	62,015
Operating expenses:
Research and development	3,666	3,777	7,348	7,787
Sales and marketing	19,160	19,529	37,655	38,065
General and administrative	11,445	10,132	22,575	18,957
Amortization of acquired intangible assets	721	509	1,514	1,083

Total operating expenses	34,992	33,947	69,092	65,892

Operating loss	(2,899)	(3,751)	(4,257)	(3,877)
Other income (expense):
Interest income	—	36	2	75
Interest expense	(927)	(3,578)	(1,622)	(4,286)
Other income (expense), net	(400)	(9)	(1,050)	(268)

Total other income (expense)	(1,327)	(3,551)	(2,670)	(4,479)

Loss from continuing operations before taxes	(4,226)	(7,302)	(6,927)	(8,356)
Income tax provision(benefit)	435	(928)	383	(721)

Net loss	$(4,661)	$(6,374)	$(7,310)	$(7,635)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues. Revenues were $51.0 million for the three months ended June 30, 2013 compared to $48.2 million for the three months ended June 30, 2012, representing an increase of $2.8 million, or 5.8%. The increase was comprised of an increase of $3.2 million related to sales in the International region, offset by a decrease of $0.4 million related to sales in the U.S. region.

U.S. revenues were $32.5 million for the three months ended June 30, 2013 compared to $32.9 million for the three months ended June 30, 2012, representing a decrease of $0.4 million, or 1.2%. The decrease was due to a decline in the sales of biologics driven by the voluntary removal of Puregen from the market ($1.7 million), offset by an increase in the sales of instruments and implants ($1.3 million).

International revenues were $18.5 million for the three months ended June 30, 2013 compared to $15.3 million for the three months ended June 30, 2012, representing an increase of $3.2 million, or 20.7%. The increase was primarily due to sales of Alphatec implants and instruments. The revenue from Alphatec products continues to grow as products in the aging Scient’x product portfolio are substituted with Alphatec products. The increase in revenue is inclusive of $1.5 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $18.5 million for the three months ended June 30, 2013 compared to $17.7 million for the three months ended June 30, 2012, representing an increase of $0.8 million, or 4.7%. The increase was primarily related to greater product costs as a result of an increase in sales volume and variation in product mix ($1.0 million), an increase in royalty and milestone expenses due to change in product mix ($0.3 million), offset by a decrease in other inventory adjustments ($0.4 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for each of the three months ended June 30, 2013 and June 30, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.

Gross profit. Gross profit was $32.1 million for the three months ended June 30, 2013 compared to $30.2 million for the three months ended June 30, 2012, representing an increase of $1.9 million, or 6.3%. The increase was due to an increase in sales volume ($2.2 million) and a decrease in the cost of revenues ($0.2 million), offset by a variation in product mix ($0.5 million).

Gross margin. Gross margin was 62.9% for the three months ended June 30, 2013 compared to 62.6% for the three months ended June 30, 2012. The increase of 0.3 percentage points was the result of a favorable variation in pricing and product mix (0.6 percentage points), offset by a reduction in the cost of revenues (1.2 percentage points).

Gross margin for the U.S. region was 67.6% for the three months ended June 30, 2013 compared to 68.6% for the three months ended June 30, 2012. The decrease of 1.0 percentage points was the result of unfavorable variation in pricing and product mix (0.4 percentage points) and an increase in the cost of revenues (0.6 percentage points).

Gross margin for the International region was 54.6% for the three months ended June 30, 2013 compared to 49.6% for the three months ended June 30, 2012. The increase of 5.0 percentage points was the result of favorable variation in pricing and product mix (1.2 percentage points) and a reduction in the cost of revenues (3.8 percentage points).

Research and development expense. Research and development expense was $3.7 million for the three months ended June 30, 2013 compared to $3.8 million for the three months ended June 30, 2012, representing a decrease of $0.1 million, or 2.9%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.

Sales and marketing expense. Sales and marketing expense was $19.2 million for the three months ended June 30, 2013 compared to $19.5 million for the three months ended June 30, 2012, representing a decrease of $0.3 million, or 1.9%. The decrease was due to a reduction in commission expenses related to the International region ($0.8 million), offset by the expenses resulting from the Phygen acquisition ($0.4 million) and additional expense created by the recently enacted medical device excise tax ($0.1 million).

General and administrative expense. General and administrative expense was $11.4 million for the three months ended June 30, 2013 compared to $10.1 million for the three months ended June 30, 2012, representing an increase of $1.3 million, or 13.0%. The increase was primarily related to expenses resulting from the Phygen acquisition ($0.7 million), increased expenses related to executive management and consulting costs ($0.4 million) and an increase in taxes other than income ($0.2 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012, representing an increase of $0.2 million, or 41.7%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Interest expense. Interest expense was $0.9 million for the three months ended June 30, 2013 and $3.6 million for the three months ended June 30, 2012 representing a decrease of $2.7 million or 75.0%. Interest expense consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to loan costs. Interest expense for the three months ended June 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other expense was $0.4 million for the three months ended June 30, 2013 compared to $0.0 million for the three months ended June 30, 2012, representing an increase in expense of $0.4 million. The increase was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.

Income tax provision (benefit). Income tax provision was $0.4 million for the three months ended June 30, 2013 compared to a benefit of $0.9 million for the three months ended June 30, 2012. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate partially offset by tax benefits related to operations in Japan and Brazil. The income tax benefit in 2012 consists primarily of tax benefits related to operations in France partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues. Revenues were $101.5 million for the six months ended June 30, 2013 compared to $96.7 million for the six months ended June 30, 2012, representing an increase of $4.8 million, or 4.9%. The increase was comprised of $0.1 million related to sales in the U.S. region and $4.7 million related to sales in the International region.

U.S. revenues were $65.6 million for the six months ended June 30, 2013 compared to $65.5 million for the six months ended June 30, 2012, representing an increase of $0.1 million, or 0.2%. The increase was due to an increase in the sales of instruments and implants ($2.4 million), offset by a decrease in biologics driven by the voluntary removal of Puregen from the market ($2.4 million).

International revenues were $35.9 million for the six months ended June 30, 2013 compared to $31.2 million for the six months ended June 30, 2012, representing an increase of $4.7 million, or 14.9%. The increase was due to sales of Alphatec implants and instruments. The revenue from Alphatec products continues to grow as products in the aging Scient’x product portfolio are substituted with Alphatec products. The increase in revenue is inclusive of $2.8 million in unfavorable exchange rate effect.

Cost of revenues. Cost of revenues was $35.8 million for the six months ended June 30, 2013 compared to $33.9 million for the six months ended June 30, 2012, representing an increase of $1.9 million, or 5.4%. The increase was primarily related to greater product costs as a result of a increase in sales volume and variation in product mix ($3.3 million), offset by a reduction to inventory adjustments ($0.9 million), and a reduction in royalty and milestone expenses due to the cancellation of certain agreements, change in product mix and an adjustment to accruals ($0.5 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.9 million for the six months ended June 30, 2013 compared to $0.8 million for the six months ended June 30, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.

Gross profit. Gross profit was $64.8 million for the six months ended June 30, 2013 compared to $62.0 million for the six months ended June 30, 2012, representing an increase of $2.8 million, or 4.5%. The increase is due to an increase in sales volume ($3.8 million) and a reduction in the cost of revenues ($1.3 million), offset by a decrease resulting from variation in product mix and pricing ($2.3 million).

Gross margin. Gross margin was 63.9% for the six months ended June 30, 2013 compared to 64.1% for the six months ended June 30, 2012. The decrease of 0.2 percentage points was the result of an unfavorable variation in pricing and product mix (2.3 percentage points), offset by a reduction in the cost of revenues (2.1 percentage points).

Gross margin for the U.S. region was 68.7% for the six months ended June 30, 2013 compared to 69.4% for the six months ended June 30, 2012. The decrease of 0.7 percentage points was the result of an unfavorable variation in pricing and product mix (2.1 percentage points), offset by a decrease in the cost of revenues (1.4 percentage points).

Gross margin for the International region was 55.2% for the six months ended June 30, 2013 compared to 53.1% for the six months ended June 30, 2012. The increase of 2.1 percentage points was the result of a reduction in the cost of revenues (3.3 percentage points), offset by an unfavorable variation in pricing and product mix (1.2 percentage points).

Research and development expense. Research and development expense was $7.3 million for the six months ended June 30, 2013 compared to $7.8 million for the six months ended June 30, 2012, representing a decrease of $0.4 million, or 5.6%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.

Sales and marketing expense. Sales and marketing expense was $37.7 million for the six months ended June 30, 2013 compared to $38.1 million for the six months ended June 30, 2012, representing a decrease of $0.4 million, or 1.1%. The decrease was due to a reduction in commission expenses related to the International region ($1.4 million), offset by the expenses resulting from the Phygen acquisition ($0.3 million) and additional expense created by the recently enacted medical device excise tax ($0.7 million).

General and administrative expense. General and administrative expense was $22.6 million for the six months ended June 30, 2013 compared to $19.0 million for the six months ended June 30, 2012, representing an increase of $3.6 million, or 19.1%. The increase was primarily related to increased litigation expense ($1.3 million), increased expenses related to executive management and consulting costs ($1.4 million), and the expenses resulting from the Phygen acquisition ($1.2 million), offset by a reduction in taxes other than income ($0.3 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.5 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012, representing an increase of $0.4 million, or 39.8%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Interest expense. Interest expense was $1.6 million for the six months ended June 30, 2013 and $4.3 million for the six months ended June 30, 2012, representing a decrease of $2.7 million, or 62.8%. Interest expense consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to loan costs. Interest expense for the six months ended June 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other expense was $1.1 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012, representing an increase in expense of $0.8 million. The increase was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.

Income tax provision (benefit). Income tax provision was $0.4 million for the six months ended June 30, 2013 compared to a benefit of $0.7 million for the six months ended June 30, 2012. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate partially offset by tax benefits related to operations in Japan and Brazil. The income tax benefit in 2012 consists primarily of tax benefits related to operations in France partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,661)	$(6,374)	$(7,310)	$(7,635)
Stock-based compensation	795	663	1,979	1,210
Depreciation	3,654	3,539	7,175	6,995
Amortization of intangible assets	1,529	1,399	3,043	2,793
Amortization of acquired intangible assets	1,147	882	2,371	1,835
Interest expense, net	927	3,542	1,620	4,211
Income tax provision (benefit)	435	(928)	383	(721)
Other income, net	400	9	1,050	268
Restructuring and other expenses	655	—	655	—

Adjusted EBITDA	$4,881	$2,732	$10,966	$8,956

Liquidity and Capital Resources

At June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $12.9 million and accounts receivable, net of $41.0 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2014.

On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap Financial, LLC, or MidCap which permits us to borrow up to $50 million. The Credit Facility is due in June 2015 and consists of a revolving line of credit with a maximum borrowing base of $40 million, with the option to increase the maximum borrowing base to $50 million with the consent of MidCap. The Credit Facility bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0%. As of June 30, 2013, $40 million was outstanding under the Credit Facility.

The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2013. (See “Credit Facility and Other Debt” below).

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of June 30, 2013.

Operating Activities

We generated net cash of $2.5 million from operating activities for the six months ended June 30, 2013. During this period, net cash provided by operating activities primarily consisted of a net loss of $7.3 million and an increase in working capital and other assets of $9.2 million, which were offset by $19.0 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $9.2 million consisted of increases in accounts receivable of $1.3 million, inventory of $5.1 million and decreases in accrued expenses and other liabilities of $5.4 million, partially offset by decreases in prepaid expenses and other assets of $0.6 million and increases in accounts payable of $2.2 million.

Investing Activities

We used net cash of $12.2 million in investing activities for the six months ended June 30, 2013 primarily for the purchase of surgical instruments, the remaining $4.0 million payment for the Phygen acquisition and payments for the purchase of an intangible asset.

Financing Activities

Financing activities provided net cash of $0.4 million from for the six months ended June 30, 2013. Net borrowings under the Credit Facility totaled $1.8 million in the six months ended June 30, 2013. We made principal payments on notes payable and capital leases totaling $1.4 million in the six months ended June 30, 2013.

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

The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. In January 2013, we entered into a limited waiver and limited consent agreement with MidCap, or Waiver. Under the waiver, MidCap gave us its consent to waive certain provisions of the Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, we entered into a first amendment to the Credit Facility with MidCap. The first amendment allows us to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the first amendment, we paid MidCap a fee of $0.1 million. In July 2013, we entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave us its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2013.

We have various capital lease arrangements. The leases bear interest at rates ranging from 4.5% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of June 30, 2013, the balance of these capital leases, net of interest totaled $1.5 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2013 (6 months)	2014	2015	2016	2017	Thereafter
Credit Facility with MidCap	$40,000	$—	$—	$40,000	$—	$—	$—
Interest expense	4,760	1,239	2,485	1,036	—	—	—
Note payable for software licenses	169	169	—	—	—	—	—
Note payable for insurance premiums	118	118	—	—	—	—	—
Capital lease obligations	1,761	264	527	466	423	81	—
Operating lease obligations	9,432	1,990	3,199	2,632	1,385	211	15
Litigation settlement obligation	9,000	2,000	4,000	3,000	—	—	—
Minimum purchase commitments	14,674	1,648	5,013	5,088	2,925	—	—
Guaranteed minimum royalty obligations	10,780	590	1,848	2,298	2,098	2,098	1,848
New product development milestones (1)	6,500	500	1,500	—	2,500	—	2,000

Total	$97,194	$8,518	$18,572	$54,520	$9,331	$2,390	$3,863

(1)	This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2013 through 2018.

Stock-based Compensation

Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$54	$36	$109	$66
Research and development	42	91	88	176
Sales and marketing	106	158	210	315
General and administrative	591	378	1,572	653

Total	$793	$663	$1,979	$1,210

Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

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

•

our ability to obtain additional liquidity through borrowings under our credit facility, the incurrence of other indebtedness, additional equity financings, other third party agreements, or a combination of these potential sources of liquidity;

•	our ability to invest in working capital and surgical instruments in order to support our revenue projections;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from our acquisition of certain assets of Phygen;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	the regulatory status of our Puregen product;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs, achieve profitability, and the potential need to raise additional funding;

•

the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property, the California and New York Orthotec litigations, and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	the effect of an adverse result in either the California or New York Orthotec matter;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices, including without limitation physician owned distributors;

•	the expected impact on the Company’s financial statements of new FASB guidance;

•	our estimates regarding the changes in the Company’s unrecognized tax benefits;

•	our estimates of the effect of changes in interest rates, currency exchange rates and commodity prices on our business; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect”, “estimate,” “intend,” “may,” “will,” “should,” “could,” “continue,” “project” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A—Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of Credit Facility expose us to market risk related to changes in interest rates. As of June 30, 2013, our outstanding floating rate indebtedness totaled $40.0 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the six months ended June 30, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company, or Orthotec. In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a final $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, following a default judgment, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, or Surgiview, in a sale agreement, or the Partial Sale Agreement, approved by a French court. After this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.

In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapita in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added us as a defendant to the California matter asserting claims against us based on our 2010 acquisition of Scient’x. We filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case was scheduled for trial in July 2013; however, such trial has been rescheduled to September 30, 2013.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on our board), in which Orthotec sought, in addition to damages related to other causes of action, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical which with interest are now greater than $50 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012. The motion for summary judgment was granted in part and denied in part. A notice of appeal has been filed with respect to the portion of the motion for summary judgment that was denied. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied. That denial was appealed, however, the appeal was denied. This matter is scheduled to go to trial in the third quarter of 2013. Since March 2010, we have been paying the legal costs of the HealthpointCapital entities and the two former directors of Scient’x in connection with the New York matter.

While we intend to vigorously defend against these actions, and believe that the plaintiff’s allegations are without merit, the outcome of the litigations cannot be predicted at this time and any outcome in favor of Orthotec, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.

On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The plaintiff amended its complaint and re-filed it in April 2012. This amended complaint was dismissed with prejudice in March 2013. In April 2013 the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. The state court complaints have been consolidated into a single action. The Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. This consolidated lawsuit had been stayed by order of the court until May 10, 2013, and such stay is no longer in place. The Company believes the claims are without merit and intends to vigorously defend itself against these complaints; however no assurances can be given as to the timing or outcome of this lawsuit.

At June 30, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In May 2013, we entered into a consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement we issued 225,000 unregistered shares of our common stock, par value $0.001 per share, or the Stock Consideration. We did not receive any cash proceeds from the issuance of the Stock Consideration. The Stock Consideration was issued in reliance upon an exemption from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. The Company does not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities

Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended June 30, 2013 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	—	$—	—	—
May 1, 2013 through May 31, 2013	—	$—	—	—
June 1, 2013 through June 30, 2013	—	$—	—	—

(1)	Not included in the table above are 9,368 shares forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

*10.1	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement Supplement on Schedule 14A filed with the Securities and Exchange Commission on June 11, 2013 (File No. 000-52024)).
*10.2	Amended 2007 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement supplement on Schedule 14A filed with the Securities and Exchange Commission on June 11, 2013 (File No. 000-52024)).
*10.3	Summary Description of the Alphatec Holdings, Inc. 2013 Bonus Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements**.

*	Management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)

Date: August 6, 2013

Exhibit Index

*10.1	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement Supplement on Schedule 14A filed with the Securities and Exchange Commission on June 11, 2013 (File No. 000-52024)).
*10.2	Amended 2007 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement supplement on Schedule 14A filed with the Securities and Exchange Commission on June 11, 2013 (File No. 000-52024)).
*10.3	Summary Description of the Alphatec Holdings, Inc. 2013 Bonus Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements**.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.