Form 10-Q
period 2013-09-30
Alphatec Holdings, Inc.
filed 2013-11-12
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of November 7, 2013, there were 97,561,668 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,654	$22,241
Accounts receivable, net	41,738	41,012
Inventories, net	43,139	49,855
Prepaid expenses and other current assets	6,069	5,953
Deferred income tax assets	2,874	2,991
Total current assets	112,474	122,052
Property and equipment, net	29,515	30,403
Goodwill	181,390	180,838
Intangibles, net	40,744	46,856
Other assets	2,012	1,978
Total assets	$366,135	$382,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,171	$15,237
Accrued expenses	35,952	38,490
Deferred revenue	1,264	1,361
Current portion of long-term debt	4,984	1,700
Total current liabilities	56,371	56,788
Long-term debt, less current portion	43,784	39,967
Other long-term liabilities	11,130	13,485
Deferred income tax liabilities	2,277	2,468
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2013 and December 31, 2012; 3,319 shares issued and outstanding at both September 30, 2013 and December 31, 2012	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2013 and December 31, 2012; 97,453 and 96,703 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	402,250	399,246
Accumulated other comprehensive (loss) income	2,082	112
Accumulated deficit	(175,275)	(153,455)
Total stockholders’ equity	228,970	245,816
Total liabilities and stockholders’ equity	$366,135	$382,127
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$50,196	$46,839	$151,659	$143,535
Cost of revenues	25,532	16,844	61,303	50,773
Amortization of acquired intangible assets	432	362	1,289	1,114
Gross profit	24,232	29,633	89,067	91,648
Operating expenses:
Research and development	3,028	3,216	10,376	11,003
Sales and marketing	18,149	17,778	55,804	55,843
General and administrative	11,443	9,758	34,018	28,714
Amortization of acquired intangible assets	741	491	2,255	1,574
Transaction related expenses	—	364	—	364
Restructuring expenses	4,045	—	4,045	—
Total operating expenses	37,406	31,607	106,498	97,498
Operating loss	(13,174)	(1,974)	(17,431)	(5,850)
Other income (expense):
Interest income	2	33	4	108
Interest expense	(1,048)	(774)	(2,670)	(5,060)
Other income (expense), net	210	208	(840)	(61)
Total other income (expense)	(836)	(533)	(3,506)	(5,013)
Loss from continuing operations before taxes	(14,010)	(2,507)	(20,937)	(10,863)
Income tax provision (benefit)	500	(38)	883	(759)
Net loss	$(14,510)	$(2,469)	$(21,820)	$(10,104)
Net loss per common share:
Basic and diluted net loss per share	$(0.15)	$(0.03)	$(0.23)	$(0.11)
Weighted-average shares used in computing net loss per share:
Basic and diluted	96,381	89,503	96,046	89,222
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(14,510)	$(2,469)	$(21,820)	$(10,104)
Foreign currency translation adjustments	4,737	4,825	1,970	505
Comprehensive loss	$(9,773)	$2,356	$(19,850)	$(9,599)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(21,820)	$(10,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,964	17,423
Stock-based compensation	2,832	2,210
Interest expense related to amortization of debt discount and debt issuance costs	285	849
Provision for doubtful accounts	225	858
Provision for excess and obsolete inventory	10,842	3,980
Deferred income tax benefit	(269)	(1,507)
Other noncash items	1,252	1,890
Changes in operating assets and liabilities:
Accounts receivable	(1,704)	3,368
Inventories	(4,720)	(5,675)
Prepaid expenses and other current assets	1,627	1,194
Other assets	57	714
Accounts payable	(1,921)	162
Accrued expenses and other	172	(3,660)
Deferred revenues	(153)	189
Net cash provided by operating activities	6,669	11,891
Investing activities:
Purchases of property and equipment	(10,975)	(12,010)
Purchase of intangible assets	(750)	—
Cash paid for acquisitions	(4,000)	(825)
Net cash used in investing activities	(15,725)	(12,835)
Financing activities:
Exercise of stock options	—	16
Borrowings under lines of credit	109,283	82,881
Repayments under lines of credit	(130,017)	(65,225)
Principal payments on notes payable and capital lease obligations	(1,705)	(12,180)
Proceeds from notes payable	28,000	—
Net cash provided by financing activities	5,561	5,492
Effect of exchange rate changes on cash and cash equivalents	(92)	727
Net increase (decrease) in cash and cash equivalents	(3,587)	5,275
Cash and cash equivalents at beginning of period	22,241	20,666
Cash and cash equivalents at end of period	$18,654	$25,941
Supplemental cash flow information:
Cash paid for interest	$2,759	$1,799
Cash paid for income taxes	$804	$633
Purchases of property and equipment in accounts payable	$2,087	$3,199
Property and equipment purchased under capital lease	$—	$1,650
 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Basis of Presentation
The Company
Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct sales force in France, Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”), via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.
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
Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $18.7 million combined with anticipated cash flow from operations in 2013 and other working capital of $37.4 million at September 30, 2013 will be sufficient to fund its cash requirements through at least September 30, 2014. The Company’s amended credit facility (the “Amended Credit Facility”) with MidCap Financial, LLC (“MidCap”) contains financial covenants consisting of a monthly fixed charge coverage ratio and a senior leverage ratio (see Note 6).
Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through September 30, 2014. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility, which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, such as additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 4, 2013. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2013.
Impairment Analysis of Goodwill
The Company performs its test for goodwill impairment annually during the fourth quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. During the quarter ended September 30, 2013, the Company concluded that the announcement of the Scient’x restructuring plan (Note 12) was an indicator of a potential impairment in goodwill. As a result, the Company performed an interim impairment test on its single operating unit.
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
The Company estimated the fair value in step one based on the income approach which included discounted cash flows as well as a market approach that utilized the Company’s earnings and revenue multiples and recent sales transactions. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at September 30, 2013. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of September 30, 2013.
Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business going forward. Significant assumptions utilized in the Company’s income approach model included the revenue growth rate for existing products, the introduction of newly launched and anticipated products, the projected regional mix of higher margin U.S. based revenues and lower margin non-U.S. based revenues, and the projected improvement in its gross margin based on product, channel and  regional mix combined with long-term manufacturing efficiency gains. The estimated fair value of the Company as calculated in the third quarter interim test could be materially affected, both negatively and positively, with significant changes to the discount rate and other key forward looking  assumptions. The Company will re-assess goodwill impairment when it performs its annual test for impairment in December 31, 2013.
Impairment of Long-Lived Assets
The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. During the quarter ended September 30, 2013, the Company decided that it would not continue to market an adult stem cell product sold under the Company's private label name, Puregen. The company also decided that it would no longer actively market one of its minimally invasive surgery products. The Company expensed $1.1 million as impairment charges in cost of goods sold in the three and nine months ended September 30, 2013 for the write-off of intangible assets related to these products.
Due to the Scient'x restructuring plan, the Company assessed potential impairment on certain intangible assets related to the Scient'x acquisition. Based on this assessment the projected undiscounted cash flows exceeded the carrying amount of the intangible assets and no impairment loss was recognized in the three and nine months ended September 30, 2013.
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
In February 2013, the FASB issued guidance that requires a company to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes thereto. The new guidance became effective for the Company’s interim period ended March 31, 2013. The Company adopted this guidance and the adoption did not have any impact on its financial position, results of operations or cash flows.
In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company will reflect the impact of these amendments beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2014. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.
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
Based on the closing price of Alphatec’s common stock of $1.69 per share on November 6, 2012, cash consideration and contingent liabilities, the total purchase price for Phygen was as follows (in thousands):

Fair value of Alphatec common stock issued upon closing	$8,856
Cash consideration paid and payable	5,900
Contingent consideration	3,724
Total purchase price	$18,480
Under the acquisition method of accounting, the total purchase price allocated to Phygen’s net tangible and intangible assets was based on their estimated fair values on the closing date of the acquisition.

The following table summarizes the allocation of the purchase price of Phygen and the estimated useful lives for the acquired intangible assets (in thousands):

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
The Company increased the value of inventory it acquired from Phygen to its estimated fair value (“inventory step-up”), which represented an amount equivalent to estimated selling prices for the inventory less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step-up was amortized to cost of revenue ratably over six months and is included in the Company’s post-combination financial statements.

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
Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the three and nine months ended September 30, 2012.

4. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$42,717	$42,086
Allowance for doubtful accounts	(979)	(1,074)
Accounts receivables, net	$41,738	$41,012
Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,291	$—	$5,291	$5,863	$—	$5,863
Work-in-process	519	—	519	1,350	—	1,350
Finished goods	61,439	(24,110)	37,329	59,864	(17,222)	42,642
Inventories	$67,249	$(24,110)	$43,139	$67,077	$(17,222)	$49,855

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2013	December 31, 2012
Surgical instruments	4	$63,119	$56,712
Machinery and equipment	7	14,630	13,996
Computer equipment	3	3,352	3,269
Office furniture and equipment	5	3,714	3,528
Leasehold improvements	various	4,177	4,092
Building	39	56	64
Land	n/a	11	13
Construction in progress	n/a	336	1,045
		89,395	82,719
Less accumulated depreciation and amortization		(59,880)	(52,316)
Property and equipment, net		$29,515	$30,403
Total depreciation expense was $3.7 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively. Total depreciation expense was $10.9 million and $10.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2013	December 31, 2012
Developed product technology	3-8	$23,475	$23,253
Distribution rights	3	2,480	4,281
Intellectual property	5	1,004	1,004
License agreements	1-7	17,186	17,423
Core technology	10	5,053	4,940
Trademarks and trade names	3-9	3,868	3,796
Customer-related	12-15	21,923	19,221
Distribution network	10-12	4,027	3,906
Physician education programs	10	3,109	3,039
Supply agreement	10	225	225
		82,350	81,088
Less accumulated amortization		(41,606)	(34,232)
Intangible assets, net		$40,744	$46,856
Total amortization expense was $3.7 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively. Total amortization expense was $9.1 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively.
Future amortization expense related to intangible assets subject to amortization are as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$3,266
2014	6,121
2015	5,638
2016	5,320
2017	4,945
Thereafter	15,454
$40,744
Goodwill
The changes in the carrying amount of goodwill from December 31, 2012 through September 30, 2013 are as follows (in thousands):

Balance at December 31, 2012	$180,838
Change in Phygen goodwill	(1,610)
Effect of foreign exchange rate on goodwill	2,162
Balance at September 30, 2013	$181,390

5. License and Supply Agreements
The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2012, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 4, 2013.
Distribution Agreement with Parcell Spine, LLC
In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provided the Company with the exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s trademarks. The financial terms of the Parcell Agreement included: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. During the third quarter of 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of a cash payment of $0.5 million and the issuance of 476,190 shares of the Company’s common stock.
During the quarter ended September 30, 2013, the Company decided that it would not continue to sell its Puregen product, which is currently the only product commercialized by the Company under the Parcell Agreement. In the three and nine months ended September 30, 2013, the Company expensed $0.9 million as impairment charges in cost of goods for the write-off of intangible assets related to the Parcell Agreement and expensed $2.6 million related to the write-off of inventory and certain prepaid assets in cost of goods sold.
6. Debt
Loan and Security Agreement
On August 30, 2013, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (the "Amended Credit Facilty") with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had MidCap (the "Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $28 million term loan drawn at closing with a $5 million delayed draw within 12 months, for a total term loan maximum borrowing of $33 million and a revolving line of credit with a maximum borrowing base of $40 million. The Company used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ( "LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2013, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries.
In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan are due beginning in October 2013 through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred approximately $0.4 million in costs that are capitalized as debt issuance costs within the unaudited consolidated balance sheets as of September 30, 2013. Approximately $0.4 million of the net remaining unamortized debt issuance costs related to the prior Credit Facility remain within the unaudited consolidated balance sheets, which will be amortized over the term of the Amended Credit Facility.
On June 7, 2012, the Company entered into the Credit Facility with MidCap, which permitted the Company to borrow up to $40 million under a revolving line of credit and included an option to increase the borrowing base to $50 million with the prior consent of MidCap. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries.
Upon execution of the Credit Facility, the Company drew $34.3 million on the Credit Facility to pay off its existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and its existing line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million and wrote-off $0.6 million of unamortized debt issuance and debt discount costs related to the SVB Credit Facility. The total loss on extinguishment of debt costs of $2.9 million is included in interest expense in the nine months ended September 30, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million, which were capitalized as deferred debt issuance costs.

The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Amended Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the First Amendment”). The First Amendment allowed the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. The Company was in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2013.
Principal payments on debt are as follows as of September 30, 2013 (in thousands):

Year Ending December 31,
Remainder of 2013	$1,340
2014	3,964
2015	3,000
2016	39,026
2017	—
Thereafter	—
Total	47,330
Add: capital lease principal payments	1,438
Total	48,768
Less: current portion of long-term debt	(4,984)
Long-term debt, net of current portion	$43,784

7. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through February 2018. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2013	$1,014	$132
2014	3,431	527
2015	2,768	466
2016	1,369	423
2017	216	82
Thereafter	15	—
	$8,813	1,630
Less: amount representing interest		(192)
Present value of minimum lease payments		1,438
Current portion of capital leases		(430)
Capital leases, less current portion		$1,008
Rent expense under operating leases for the three months ended September 30, 2013 and 2012 was $0.9 million and $0.9 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2013 and 2012 was $2.9 million and $2.8 million, respectively.
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
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought (in addition to damages related to other causes of action and punitive damages related thereto) to have the defendants bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $55 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012,

Orthotec amended its complaint and added the Company as a defendant to the California matter asserting claims against the Company based on its 2010 acquisition of Scient’x. Alphatec filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case was scheduled for trial in September 2013; however, such trial has been rescheduled to January 2, 2014.
In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on the Company’s board), in which Orthotec sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $55 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012. The motion for summary judgment was granted in part and denied in part. A notice of appeal has been filed with respect to the portion of the motion for summary judgment that was denied and a motion has been filed to stay this matter pending the resolution of such appeal. This motion has not been decided. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied. That denial was appealed, however the appeal was denied. Since March 2010, the Company has been paying legal costs that have been incurred with the New York matter in connection with the obligation to indemnify the two former directors of Scient'x.
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
At September 30, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(14,510)	$(2,469)	$(21,820)	$(10,104)
Denominator:
Weighted average common shares outstanding	97,318	90,216	96,940	89,812
Weighted average unvested common shares subject to repurchase	(937)	(713)	(894)	(590)
Weighted average common shares outstanding—basic	96,381	89,503	96,046	89,222
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—
Weighted average common shares outstanding—diluted	96,381	89,503	96,046	89,222
Net loss per common share:
Basic and diluted net loss per share	$(0.15)	$(0.03)	$(0.23)	$(0.11)
The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	2,383	4,754	4,355	4,773
Unvested restricted share awards	937	713	894	590
Total	3,320	5,467	5,249	5,363
9. Equity Transactions
Media Advertising Agreement
In May 2013, the Company entered into an additional consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement the Company paid the consultant total cash consideration of $0.2 million and issued 225,000 restricted shares of the Company’s common stock.
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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased $0.7 million during the nine months ended September 30, 2013. The increase in unrecognized tax benefits during the nine months ended September 30, 2013 was primarily related to an increase related to federal and state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at September 30, 2013 were $6.6 million. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Utilization of the French net operating loss carryforwards may become subject to limitation due to the restructuring. These limitations may limit the amount of the net operating loss carryforwards that can be utilized to offset future taxable income

The income tax provision consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates.
The Company is undergoing an exam of the 2011 tax year by the IRS. The Company is not currently under examination by foreign or state and local tax authorities.
11. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.
During the three and nine months ended September 30, 2013 and 2012, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and nine months ended September 30, 2013 totaled $7.3 million and $20.8 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods. For the three and nine months ended September 30, 2012, sales in Japan totaled $7.5 million and $21.0 million, respectively, which in each case represented greater than 10 percent of the Company’s consolidated revenues for their respective periods.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$33,696	$30,980	$99,249	$96,430
International	16,500	15,859	52,410	47,105
Total consolidated revenues	$50,196	$46,839	$151,659	$143,535
Total assets by region were as follows (in thousands):

	September 30, 2013	December 31, 2012
United States	$195,708	$213,912
International	170,427	168,215
Total consolidated assets	$366,135	$382,127

12. Restructuring

On September 16, 2013, the Company announced that Scient'x has begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company estimates that it will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs of approximately $11 million associated with this restructuring. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities and ASC Topic 712, Non retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $4.0 million within the consolidated balance sheets as of September 30, 2013 and restructuring expenses within the consolidated statements of operations for the three and nine months ending September 30, 2013. The Company estimates that it will record facility closing and contract termination costs of up to approximately $11 million. The Company expects to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.

In connection with the restructuring plan, the Company modified its estimate of inventory and instrument net book value at its Scient'x entities based on revised global demand. The Company recorded an additional inventory reserve of $4.5 million in the three and nine months ended September 30, 2013 included in cost of goods sold within the consolidated statements of operations.
13. Related Party Transactions
For the nine months ended September 30, 2013, the Company incurred expenses of $0.1 million and had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (See Note 7 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the nine months ended September 30, 2013 and 2012, the Company incurred legal expenses of approximately $1.3 million and $1.9 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.
14. Subsequent Event

On October 22, 2013, the Company entered into a three-year collaboration agreement with a third party to provide consultation services to assist the Company in the development of it's products and it's products in development. Under the terms of the collaboration agreement, the Company will gain exclusive rights to the use of all intellectual property developed by the collaborators. The Company will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in common stock of Alphatec Holdings at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months.

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
Restructuring expense. Restructuring expense consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination incurred in connection with the reorganization of the Scient’x operations in France.

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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2013 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2012.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$50,196	$46,839	$151,659	$143,535
Cost of revenues	25,532	16,844	61,303	50,773
Amortization of acquired intangible assets	432	362	1,289	1,114
Gross profit	24,232	29,633	89,067	91,648
Operating expenses:
Research and development	3,028	3,216	10,376	11,003
Sales and marketing	18,149	17,778	55,804	55,843
General and administrative	11,443	9,758	34,018	28,714
Amortization of acquired intangible assets	741	491	2,255	1,574
Transaction related expenses	—	364	—	364
Restructuring expenses	4,045	—	4,045	—
Total operating expenses	37,406	31,607	106,498	97,498
Operating loss	(13,174)	(1,974)	(17,431)	(5,850)
Other income (expense):
Interest income	2	33	4	108
Interest expense	(1,048)	(774)	(2,670)	(5,060)
Other income (expense), net	210	208	(840)	(61)
Total other income (expense)	(836)	(533)	(3,506)	(5,013)
Loss from continuing operations before taxes	(14,010)	(2,507)	(20,937)	(10,863)
Income tax provision(benefit)	500	(38)	883	(759)
Net loss	$(14,510)	$(2,469)	$(21,820)	$(10,104)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenues. Revenues were $50.2 million for the three months ended September 30, 2013 compared to $46.8 million for the three months ended September 30, 2012, representing an increase of $3.4 million, or 7.2%. The increase was primarily comprised of of $2.7 million related to sales in the U.S. region and an increase of $0.6 million in the International region.
U.S. revenues were $33.7 million for the three months ended September 30, 2013 compared to $31.0 million for the three months ended September 30, 2012, representing an increase of $2.7 million, or 8.8%. The increase was due to growth in the sales of implants and instruments ($3.9 million) and Biologics ($0.5 million), offset by thedecline in the sales of Puregen, driven by the voluntary removal from the market ($1.7 million).
International revenues were $16.5 million for the three months ended September 30, 2013 compared to $15.9 million for the three months ended September 30, 2012, representing an increase of $0.6 million, or 4.0%. The increase was primarily due to sales of Alphatec implants and instruments while sales of Scient'x product remained relatively constant. The increase in revenue is inclusive of $1.6 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $25.5 million for the three months ended September 30, 2013 compared to $16.8 million for the three months ended September 30, 2012, representing an increase of $8.7 million, or 51.6%. The increase was primarily the result of one-time charges for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($4.5 million), the obsolescence of the Puregen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion MIS product ($1.0 million). In addition to these charges, there was a decrease related to lower product costs as a result of sales volume and variation in product mix ($0.4 million) and a decrease in inventory reserves and adjustments ($0.5 million), offset by an increase in royalty and milestone expenses due to change in product mix ($0.6 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for each of the three months ended September 30, 2013 and September 30, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $24.2 million for the three months ended September 30, 2013 compared to $29.6 million for the three months ended September 30, 2012, representing a decrease of $5.4 million, or 18.2%. The decrease was due to an increase in the cost of revenues resulting from the restructuring ($4.5 million), product obsolescence ($4.5 million) and an increase in other cost of revenues ($0.2), offset by an increase in sales volume ($2.7 million) and a variation in product mix ($1.1 million).
Gross margin. Gross margin was 48.3% for the three months ended September 30, 2013 compared to 63.3% for the three months ended September 30, 2012. The decrease of 15.0 percentage points was due to an increase in the cost of revenues resulting from the restructuring (9.1 percentage points) and product obsolescence (9.1 percentage points), offset by a favorable variation in pricing and product mix (2.2 percentage points) and reduction in other cost of revenues (1.0 percentage points).
Gross margin for the U.S. region was 58.6% for the three months ended September 30, 2013 compared to 68.9% for the three months ended September 30, 2012. The decrease of 10.3 percentage points was due to an increase in the cost of revenues resulting from product obsolescence (13.5 percentage points), offset by a favorable variation in pricing and product mix (2.4 percentage points) and reduction in other cost of revenues (0.8 percentage points).
Gross margin for the International region was 27.1% for the three months ended September 30, 2013 compared to 52.2% for the three months ended September 30, 2012. The decrease of 25.0 percentage points was due to an increase in the cost of revenues resulting from the restructuring (27.6 percentage points), offset by a favorable variation in pricing and product mix (1.2 percentage points) and reduction in other cost of revenues (1.4 percentage points).
Research and development expense. Research and development expense was $3.0 million for the three months ended September 30, 2013 compared to $3.2 million for the three months ended September 30, 2012, representing a decrease of $0.2 million, or 5.8%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $18.1 million for the three months ended September 30, 2013 compared to $17.8 million for the three months ended September 30, 2012, representing an increase of $0.4 million, or 2.1%. The increase was due to additional expense created by the recently enacted medical device excise tax.
General and administrative expense. General and administrative expense was $11.4 million for the three months ended September 30, 2013 compared to $9.8 million for the three months ended September 30, 2012, representing an increase of $1.7 million, or 17.3%. The increase was primarily related to legal expenses associated with litigation.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012, representing an increase of $0.3 million, or 50.9%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Transaction related expenses. Transaction related expenses was $0.0 million for the three months ended September 30, 2013 compared to $0.4 for the three months ended September 30, 2012. The transaction related expenses were due to legal and professional fees in connection with our asset acquisition of certain assets of Phygen, LLC.
Restructuring expenses. Restructuring expenses was $4.0 million for the three months ended September 30, 2013 compared to $0.0 million for the three months ended September 30, 2012. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We recorded restructuring costs of $4.0 million for the three months ended September 30, 2013 and we estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs of approximately $11.0 million associated with this restructuring. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
Interest expense. Interest expense was $1.0 million for the three months ended September 30, 2013 and $0.8 million for the three months ended September 30, 2012 representing an increase of $0.3 million, or 35.4%. Interest expense consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to loan costs.
Other income (expense), net. Other income (expense), net was income of $0.2 million for the three months ended September 30, 2013 and the three months ended September 30, 2012. The income was primarily due to favorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.
Income tax provision (benefit). Income tax provision (benefit) was $0.5 million for the three months ended September 30, 2013 compared to a benefit of $0.0 million for the three months ended September 30, 2012. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill, and operations in foreign jurisdictions where we operate. The income tax benefit in 2012 consists primarily of tax benefits related to operations in France and a settlement with the French tax authorities. The income tax benefit is partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenues. Revenues were $151.7 million for the nine months ended September 30, 2013 compared to $143.5 million for the nine months ended September 30, 2012, representing an increase of $8.1 million, or 5.7%. The increase was comprised of $2.8 million related to sales in the U.S. region and $5.3 million related to sales in the International region.

U.S. revenues were $99.2 million for the nine months ended September 30, 2013 compared to $96.4 million for the nine months ended September 30, 2012, representing an increase of $2.8 million or 2.9%. The increase was due to growth in the sales of implants and instruments ($4.8 million) and Biologics ($2.1 million), offset by the decline in the sales of Puregen, driven by the voluntary removal from the market ($4.1 million).
International revenues were $52.4 million for the nine months ended September 30, 2013 compared to $47.1 million for the nine months ended September 30, 2012, representing an increase of $5.3 million, or 11.3%. The increase was primarily due to sales of Alphatec implants and instruments while the sales of Scient'x product remained relatively constant. The increase in revenue is inclusive of $4.4 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $61.3 million for the nine months ended September 30, 2013 compared to $50.8 million for the nine months ended September 30, 2012, representing an increase of $10.5 million, or 20.7%. The increase was primarily the result of one-time charges for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($4.5 million), the obsolescence of the Puregen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion MIS product ($1.0 million). In addition to these charges, there is an increase related to higher product costs as a result of sales volume and variation in product mix ($2.2 million) and an increase in depreciation and amortization ($0.4 million), offset by a decrease in inventory reserves and adjustments ($1.1 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.3 million for the nine months ended September 30, 2013 compared to $1.1 million for the nine months ended September 30, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $89.1 million for the nine months ended September 30, 2013 compared to $91.6 million for the nine months ended September 30, 2012, representing a decrease of $2.6 million, or 2.8%. The decrease was due to an increase in the cost of revenues resulting from the restructuring ($4.5 million), product obsolescence ($4.5 million), an unfavorable variation in product mix ($0.6 million), offset by an increase in sales volume ($6.5 million) and a decrease in other cost of revenues ($0.5).
Gross margin. Gross margin was 58.7% for the nine months ended September 30, 2013 compared to 63.9% for the nine months ended September 30, 2012. The decrease of 5.1 percentage points was due to an increase in the cost of revenues resulting from the restructuring (3.0 percentage points), product obsolescence (3.0 percentage points) and an unfavorable variation in pricing and product mix (0.4 percentage points), offset by a reduction in other cost of revenues (1.3 percentage points).
Gross margin for the U.S. region was 65.3% for the nine months ended September 30, 2013 compared to 69.3% for the nine months ended September 30, 2012. The decrease of 4.0 percentage points was due to an increase in the cost of revenues resulting from product obsolescence (4.6 percentage points), offset by a favorable variation in pricing and product mix (0.1 percentage points) and reduction in other cost of revenues (0.5 percentage points).
Gross margin for the International region was 46.3% for the nine months ended September 30, 2013 compared to 52.8% for the nine months ended September 30, 2012. The decrease of 6.4 percentage points was due to an increase in the cost of revenues resulting from the restructuring (8.7 percentage points) and an unfavorable variation in pricing and product mix (0.3 percentage points), offset by a reduction in other cost of revenues (2.6 percentage points).
Research and development expense. Research and development expense was $10.4 million for the nine months ended September 30, 2013 compared to $11.0 million for the nine months ended September 30, 2012, representing a decrease of $0.6 million, or 5.7%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $55.8 million for the nine months ended September 30, 2013 and $55.8 million for the nine months ended September 30, 2012, representing a decrease of $0.0 million, or 0.1%. The additional expense created by the recently enacted medical device excise tax ($1.1 million) had been offset by a reduction in selling expenses.
General and administrative expense. General and administrative expense was $34.0 million for the nine months ended September 30, 2013 compared to $28.7 million for the nine months ended September 30, 2012, representing an increase of $5.3 million, or 18.5%. The increase was primarily related to increased legal fees associated with litigation ($3.1 million), increased expenses related to executive management and consulting costs ($1.0 million), and the expenses resulting from the Phygen acquisition ($1.5 million), offset by a reduction in taxes other than income ($0.3 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.3 million for the nine months ended September 30, 2013 compared to $1.6 million for the nine months ended September 30, 2012, representing an increase of $0.7 million, or 43.3%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Transaction related expenses. Transaction related expenses was $0.0 million for the nine months ended September 30, 2013 compared to $0.4 millionfor the nine months ended September 30, 2012. The transaction related expenses were due to legal and professional fees in connection with the Company’s asset acquisition of Phygen, LLC.
Restructuring expenses. Restructuring expenses was $4.0 million for the nine months ended September 30, 2013 compared to $0.0 million for the nine months ended September 30, 2012. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We recorded restructuring costs of $4.0 million for the nine months ended September 30, 2013 and we estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs of approximately $11.0 million associated with this restructuring. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.

Interest expense. Interest expense was $2.7 million for the nine months ended September 30, 2013 and $5.1 million for the nine months ended September 30, 2012, representing a decrease of $2.4 million, or 47.2%. Interest expense consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to loan costs. Interest expense for the nine months ended September 30, 2012 includes loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank consisting of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.

Other income (expense), net. Other expense was $0.8 million for the nine months ended September 30, 2013 compared to $0.1 million for the nine months ended September 30, 2012, representing an increase in expense of $0.8 million. The increase was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.
Income tax provision (benefit). Income tax provision (benefit) was $0.9 million for the nine months ended September 30, 2013 compared to a benefit of $0.8 million for the nine months ended September 30, 2012. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate. The income tax benefit in 2012 consists primarily of tax benefits related to operations in France and a settlement with the French tax authorities partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,510)	$(2,469)	$(21,820)	$(10,104)
Stock-based compensation	853	1,000	2,832	2,210
Depreciation	3,677	3,542	10,852	10,536
Amortization of intangible assets	2,525	1,405	5,568	4,199
Amortization of acquired intangible assets	1,173	853	3,544	2,688
Interest expense, net	1,046	741	2,666	4,952
Income tax provision (benefit)	500	(38)	883	(759)
Other income (expense), net	(210)	(208)	840	61
Transaction related expenses	—	364	—	364
Restructuring and other expenses	11,666	793	12,321	793
Adjusted EBITDA	$6,720	$5,983	$17,686	$14,940
Liquidity and Capital Resources
At September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $18.7 million and accounts receivable, net of $41.7 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least September 30, 2014. We expect to fund the French Scient’x restructuring expenses from available cash, cash flow from operating activity and unused availability under the revolving line of credit.
On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap Financial, LLC, or MidCap which was amended and restated on August 30, 2013 and increased the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $28 million term loan with an additional $5 million delayed draw for 12 months. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%. As of September 30, 2013, approximately $46 million was outstanding under the Credit Facility, with approximately $10 million of unused availability under the revolving line of credit.

The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of September 30, 2013. (See “Credit Facility and Other Debt” below).
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
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Credit Facility and payments due under the Biomet settlement agreement. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that to the extent that we require additional liquidity, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through at least September 2014. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. However, our deposits, at times, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of September 30, 2013.
Operating Activities
We generated net cash of $6.7 million from operating activities for the nine months ended September 30, 2013. During this period, net cash provided by operating activities primarily consisted of a net loss of $21.8 million and an increase in working capital and other assets of $6.6 million, which were offset by $35.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $6.6 million consisted of increases in accounts receivable of $1.7 million, inventory of $4.7 million and decreases in accounts payable of $1.9 million, partially offset by decreases in prepaid expenses and other assets of $1.6 million and an increase in accrued expenses and other liabilities of $0.2 million.
Investing Activities
We used net cash of $15.7 million in investing activities for the nine months ended September 30, 2013,including $11.0 million for the purchase of surgical instruments, a $4.0 million payment for the Phygen acquisition and $0.5 million for the purchase of an intangible asset.

Financing Activities
Financing activities provided net cash of $5.6 million for the nine months ended September 30, 2013. Payments net of borrowings under the Credit Facility revolving line of credit totaled $20.7 million offset by borrowings under the Credit Facility term loan of $28.0 million in the nine months ended September 30, 2013. We made principal payments on notes payable and capital leases totaling $1.7 million in the nine months ended September 30, 2013.
Credit Facility and Other Debt
On August 30, 2013, we entered into an Amended and Restated Credit, Security and Guaranty Agreement with MidCap. Pursuant to the amendment to the Credit Facility, we increased the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Credit Facility consists of a $28 million term loan drawn at closing with a $5 million delayed draw within 12 months, for a total term loan maximum borrowing of $33 million and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. MIn addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan are due beginning in October 2013 through maturity, with the remaining principal due upon maturity.
The term loan interest rate is priced at LIBOR plus 8.0%, subject a 9.5% floor, and the revolving line of credit maintains its current pricing of LIBOR plus 6.0%, reset monthly. At September 30, 2013, the revolving line of credit carries an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. As of September 30, 2013 we had approximately $10 million of unused availability under the revolving line of credit.
In January 2013, we entered into a limited waiver and limited consent agreement with MidCap, or Waiver. Under the waiver, MidCap gave us its consent to waive certain provisions of the Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, we entered into a first amendment to the Credit Facility with MidCap. The first amendment allows us to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the first amendment, we paid MidCap a fee of $0.1 million. In July 2013, we entered into a second limited waiver and limited consent agreement with MidCap, or Second Waiver. Under the Second Waiver, MidCap gave us its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of September 30, 2013.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of September 30, 2013, the balance of these capital leases, net of interest totaled $1.4 million.
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of September 30, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
		2013
	Total	(3 months)	2014	2015	2016	2017	Thereafter
Credit Facility with MidCap	$45,776	$750	$3,000	$3,000	$39,026	$—	$—
Interest expense	11,101	1,150	3,895	3,730	2,326	—	—
Note payable for software licenses	115	115	—	—	—	—	—
Note payable for insurance premiums	1,439	475	964	—	—	—	—
Capital lease obligations	1,630	132	527	466	423	82	—
Operating lease obligations	8,813	1,014	3,431	2,768	1,369	216	15
Litigation settlement obligation	8,000	1,000	4,000	3,000	—	—	—
Minimum purchase commitments	14,024	998	5,013	5,088	2,925	—	—
Guaranteed minimum royalty obligations	10,532	342	1,848	2,298	2,098	2,098	1,848
New product development milestones (1)	4,750	250	—	—	2,500	—	2,000
Total	$106,180	$6,226	$22,678	$20,350	$50,667	$2,396	$3,863
__________________________

(1)
This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2013 through 2018.

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$58	$35	$167	$101
Research and development	48	44	136	220
Sales and marketing	125	515	335	830
General and administrative	622	406	2,194	1,059
Total	$853	$1,000	$2,832	$2,210
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
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
In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We will reflect the impact of these amendments beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2014. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
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

•	our estimates regarding the timing and financial impact on us of our restructuring of our Scient'x operations;

•	our ability to invest in working capital and surgical instruments in order to support our revenue projections;

•	our ability to market, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully integrate, and realize benefits from our acquisition of certain assets of Phygen;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions;

•	our ability to achieve development milestones under our contracts on the timeline that we expect;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including without limitation the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	trends related to the treatment of spine disorders, including without limitation the aging spine market;

•	our ability to control our costs and achieve profitability, and the potential need to raise additional funding;

•
the amount of our legal expenses associated with the securities and stockholder derivative litigation, litigation regarding our intellectual property, the California and New York Orthotec litigations, and any future litigation that may arise, and the adequacy of our insurance policy coverage regarding those expenses and any damages or settlement payments related to such litigation;

•	the effect of an adverse result in either the California or New York Orthotec matter;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet the financial covenants under our credit facility;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices, including without limitation physician owned distributors;

•	the expected impact of new FASB guidance on our financial statements;

•	our estimates regarding the changes in the Company’s unrecognized tax benefits;

•	our estimates of the effect of changes in interest rates, currency exchange rates and commodity prices on our business; and

•	other factors discussed elsewhere in this Form 10-Q or any document incorporated by reference herein or therein.
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
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of September 30, 2013, our outstanding floating rate indebtedness totaled $45.8 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the nine months ended September 30, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $55 million. In April 2009, the California court dismissed this matter on jurisdictional grounds, and Orthotec appealed the ruling. In December 2010, the California Court of Appeal issued a decision that affirmed in part and reversed in part the trial court’s decision dismissing the entire California action based on lack of personal jurisdiction. The Court of Appeal affirmed the trial court’s ruling that Orthotec failed to establish personal jurisdiction over all parties except Surgiview, finding that the trial court could exercise jurisdiction over that entity. In January 2012, OrthoTec amended its complaint and added us as a defendant to the California matter asserting claims against us based on our 2010 acquisition of Scient’x. We filed a motion for summary judgment in November 2012. This motion was denied in March 2013. The case was scheduled for trial in September 2013; however, such trial has been rescheduled to January 2, 2014.

In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on our board), in which Orthotec sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $55 million. In July 2009, Orthotec voluntarily dismissed Scient’x from the action. In November 2009, the court dismissed Orthotec’s claims based on collateral estoppel, and Orthotec appealed this ruling. In March 2011, the state appeals court reversed the lower court’s decision to dismiss Orthotec’s claims. The New York matter then proceeded with discovery, and the defendants filed a motion for summary judgment in December 2012. The motion for summary judgment was granted in part and denied in part. A notice of appeal has been filed with respect to the portion of the motion for summary judgment that was denied and a motion has been filed to stay this matter pending the resolution of such appeal. This motion has not been decided. Additionally, the defendants filed a motion to dismiss one of the plaintiff’s claims based upon Orthotec’s spoliation of evidence, which motion was denied . That denial was appealed, however, the appeal was denied. Since March 2010, we have been paying legal costs that have been incurred with the New York matter in connection with the obligation to indemnify the two former directors of Scient'x.
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
At September 30, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. Shares repurchased during the three months ended September 30, 2013 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	$—	—	—
August 1, 2013 through August 31, 2013	—	$—	—	—
September 1, 2013 through September 30, 2013	—	$—	—	—
__________________________

(1)
Not included in the table above are 459 shares forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

†10.1
Amended and Restated Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC dated August 30, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________

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
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: November 8, 2013

Exhibit Index

†10.1
Amended and Restated Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC dated August 30, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.

__________________________

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.