Form 10-K
period 2013-12-31
Alphatec Holdings, Inc.
filed 2014-03-20
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 000-52024
_________________________________
ALPHATEC HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
 _________________________________

Delaware	20-2463898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5818 El Camino Real, Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)
(760) 431-9286
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
 _________________________________

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Exchange Act: None
_________________________________
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 28, 2013 was approximately $126.5 million.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 19, 2014 was 97,600,388.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2013

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries and affiliates. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. “Scient’x” refers to our operating affiliate, Scient’x S.A.S., which is wholly-owned by several of our subsidiaries, and Scient’x S.A.S.’s subsidiaries.

PART I

Item 1.	Business
Overview
We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “physician-inspired culture” enables us to respond to changing surgeon needs through collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spinal disorders.
Strategy
Our strategy is to be a leading global independent full-line spine company by providing products for the surgical treatment of spinal disorders. Spinal disorders arise from degenerative conditions, deformities, trauma-based disorders and tumors such as poor bone density, vertebral compression fractures, adult deformity or scoliosis, degenerative disc disease, and spinal stenosis. Our broad line of spinal products is used to treat many of these conditions and facilitate the spinal procedures necessary to correct them. Most of our products are designed to promote spinal fusion. Spinal fusion surgery is designed to stabilize the spine after the defect has been corrected until natural bone healing or fusion, occurs. We sell implant products that interlock the segments of the spine until natural spinal fusion takes place. Additionally, we offer a broad line of biologic products that help promote or accelerate spinal fusion. To further differentiate our solutions, we have incorporated minimally invasive surgical, or MIS, devices and techniques and biologics-based solutions into our portfolio to improve patient outcomes. We achieve this through internal product development, technology acquisition, product licensing and by responding to surgeon feedback and input. We believe that we have developed a strong product platform for consistent and measured growth and intend to leverage this platform by, among other things, providing unmatched service to, and taking scientific direction from, surgeons. In addition to bringing innovative products to market, we understand that surgeons are a critical component of the product development process. Accordingly, we view our relationship with the surgeon community as an integral component of our strategy.
The key elements of our strategy are:

•
Develop Physician-Inspired Innovative Products and Solutions. One of our core competencies is our ability to develop and commercialize creative spinal implants and instruments that incorporate the knowledge, insights and experience of practicing surgeons. We believe that through these collaborations we can significantly advance our product portfolio and product lifecycle plans by developing innovative products and technologies. We believe that our short-term and long-term product pipeline will offer us increased revenue opportunities by addressing a wider range of spine disorders and improving patient outcomes.

•
Focus on Rapidly Growing Segments of the Market: MIS and Biologics. We plan to expand our MIS implant offerings and techniques, which are designed to result in quicker recovery, decreased operative blood loss and decreased hospitalization time for the patient. Additionally, we plan to grow our biologics portfolio with products that aid in bone healing and fusion for a wide variety of spinal surgeries. We believe that our strategic focus on the rapidly growing MIS and biologics market should increase our revenue and market penetration globally.

•
Continually Enhance our Product Portfolio through Focused Innovation. We offer a full range of spinal devices and surgical instruments used to treat spine disorders across the world. We believe that this comprehensive approach enables us to maximize our revenue for each procedure by fulfilling a greater portion of a surgeon’s spine product needs. We intend to continue to enhance our product offerings by developing, licensing and acquiring technologies that we can market broadly through our global sales organization to our established surgeon base and surgeons not yet using our products.

•
Grow our U.S. Business. Our products are sold in the U.S. through a network of independent distributors and direct sales representatives. We continually seek ways to increase the size and quality of this sales and distribution network to reach a broader base of surgeons, hospitals, and national accounts across the U.S. as well as deepen penetration in existing accounts and territories.

•
Expand our International Business. We believe our well-established global platform provides a strong foundation for us to continue to grow our business internationally. Today we have existing subsidiaries and/or affiliates in Japan, Germany, Brazil, Hong Kong, Italy and the U.K. through which we sell our products and independent distributors in over 50 countries throughout the world. We plan to continue to grow our international presence by expanding our distribution network and through the registration and commercialization of additional product offerings throughout the world.

•
Grow Market Share through Accretive Acquisitions and Collaborations. In addition to growing our company through internal research and product development efforts, we plan on selectively licensing or acquiring complementary products, technologies, or companies that support our mission of providing physician-inspired solutions to patients with spinal disorders. We believe that supplementing our organic growth with accretive deal structures will help accelerate our growth.

•
Continuously Drive our Manufacturing and Supply Chain Efficiencies and Fiscal Discipline. We are a vertically integrated company with a major global manufacturing facility in our Carlsbad, California headquarters. We continue to employ lean excellence manufacturing and Six Sigma concepts to streamline our operations to drive efficiencies and lower costs. We believe that these lean principles and continuous improvement efforts will enhance our operating efficiencies and improve our ability to compete in an increasingly price-sensitive healthcare industry.

Scient'x Restructuring
On September 16, 2013, we announced that Scient'x has begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs of approximately $12 million associated with this restructuring. We recorded a restructuring charge accrual in accrued expenses of $9.2 million within the consolidated balance sheets as of December 31, 2013 and restructuring expenses within the consolidated statements of operations for the year ending December 31, 2013. We estimate that we will record severance and benefits of approximately $9.7 million and facility closing and other restructuring costs of approximately $2.2 million. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then. We anticipate that the restructuring of Scient'x will reduce our operating expenditures by between $2 to $6 million on an annualized basis. The restructuring is part of our strategy of streamlining our organization and lowering cost structures, which we expect will improve our financial condition in 2014 and beyond.
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
Disorders Affecting the Spine
There are four major categories of spine disorders: degenerative conditions, deformities, trauma-based disorders and tumors. While our product offering addresses all four categories, the majority of our business is concentrated on products used in the treatment of degenerative and deformity conditions. These conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back pain and potentially pain in the arms or legs.
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

The Alphatec Solution
Our principal product offering includes a wide variety of spinal implant products and systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings. In addition, outside of the U.S. we sell solutions for treating vertebral compression fractures, or VCFs and spinal stenosis. Certain of our biologics offerings are used as an alternative to synthetic products while others complement our synthetic products by promoting fusion.

The chart below illustrates the principal products in our broad portfolio of spine systems currently available for sale by market segment. Certain systems and products are described in greater detail below the chart. * Items marked with an asterisk are not available for sale in the U.S.

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
Xenon Fixation System
BridgePoint Spinous Process Fixation System
Isobar Evolution Dynamic Rod*
Aspida Anterior Lumbar Interbody Plate System
TTL-D Fixation System*
Hemi Fixation System
OsseoFix Spinal Fracture Reduction System*
OsseoFix+ Vertebroplasty System
OsseoScrew Spinal Fixation System*

Spinal Spacers	Novel Spinal Spacers Alphatec Solus Locking ALIF Spacer Samarys*/Samarys RF* Pegasus Anchored Cervical Interbody HeliFix Interspinous Spacer System* TeCorp*
Minimally Invasive Surgery (MIS)	Illico MIS System OsseoScrew MIS System* Epicage TLIF System* BridgePoint Spinous Process Fixation System
Biologics	AlphaGraft Structural Allograft Spacers AlphaGraft Demineralized Bone Matrix AlphaGraft ProFuse Demineralized Bone Scaffolds AmnioShield Amniotic Membrane NEXoss Synthetic Bone Graft
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
DiscoCerv Artificial Disc
Our DiscoCerv product is a cervical disc prosthesis. The design consists of convex upper and lower plates that are designed to fit into the anatomical curvature of the disc space. The disc provides angulations of nine degrees in the sagittal and coronal planes to preserve the physiological amplitude of a normal disc. The DiscoCerv Artificial Disc is not available for sale in the U.S.
Thoracolumbar Fixation Products
Zodiac Degenerative Spinal Fixation System
Our Zodiac Degenerative Spinal Fixation System is a comprehensive spinal system that offers a wide variety of polyaxial pedicle screws, connectors and advanced instruments for the stabilization of the thoracolumbar spine. The Zodiac Degenerative Spinal Fixation System offers surgeons a low-profile, friction-fit polyaxial screw with up to 76 degrees of variability and a secure buttress thread closure mechanism that eases final construct assembly. Our Zodiac Degenerative Spinal Fixation System offers pre-cut and pre-contoured rods, which allow surgeons to customize each construct depending on the patient’s needs. The Zodiac Degenerative Spinal Fixation System is designed to be used in combination with Novel Spinal Spacers and AlphaGraft Structural Allograft Spacers.
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
OsseoFix Spinal Fracture Reduction System
Our OsseoFix Spinal Fracture Reduction System provides a solution for VCF indications. The OsseoFix implant is an expandable titanium cage that is designed to be implanted in a minimally invasive manner into a vertebral body to treat a VCF. The OsseoFix system is designed to provide the surgeon with control over the placement and expansion of the device as the fracture is treated. In addition, the OsseoFix System is designed to use less polymethyl methacrylate, or PMMA, bone cement than current standards of care and may overcome one of the primary complications of kyphoplasty and vertebroplasty, which is the potential risk of extravasation of bone cement into the spinal canal or venous system. The OsseoFix System is not available for sale in the U.S.
OsseoScrew Spinal Fixation System
The OsseoScrew Spinal Fixation System is an innovative pedicle screw system that is designed to provide a solution for patients who have poor bone density. The OsseoScrew System is designed to be implanted into the pedicle and then expanded after implementation to achieve increased screw fixation in bone with poor density. The OsseoScrew Spinal Fixation System is not available for sale in the U.S.

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
Alphatec Solus Locking ALIF Spinal Spacer
Our Alphatec Solus locking ALIF spinal spacer, or Alphatec Solus, is a zero-profile PEEK and titanium device offering four points of fixation for improved stability. Alphatec Solus features a one-step insertion and deployment feature and is used in ALIF procedures. We believe that Alphatec Solus’ locking mechanism is a substantial improvement over similar products currently on the market.
Samarys/Samarys RF
Our Samarys PEEK cervical cage restores disc height as well as cervical lordosis. The cage is anatomically designed for immediate stability and optimum fusion with a large graft window. Neither Samarys nor Samarys/RF is approved for sale in the U.S.
Pegasus Anchored Cervical Interbody
The Pegasus Anchored Cervical Interbody, or ACI, System provides surgeons a simplified approach to traditional anterior cervical disectomy and fusion, or ACDF. It features a single step delivery of a spacer with an integrated anchoring mechanism. The single-step, non-impaction and locking mechanism reduces operative time and simplifies a standard technique. Simple intra-operative and post-operative removal provides flexibility to the surgeon.
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
Epicage TLIF System
The Epicage TLIF system addresses the disadvantages of traditional lumbar interbody fusion techniques. The system incorporates the ease of delivering a bullet-shaped cage and the biomechanically ideal shape of a crescent-shaped cage in a single implant. Using a unique set of delivery instruments, it accurately establishes the implant's trajectory to consistently deliver the cage.
BridgePoint Spinous Process Fixation System
The BridgePoint system is a spinous process fixation system that was developed to address the disadvantages of traditional stabilization devices. The system allows surgeons to fixate the spine using a less invasive approach by attaching a plate to the spinous process of the vertebral body during spinal fusion surgery. The BridgePoint device is used as an adjunct to interbody fusion or posterior fusion with decompression treatment.

Biologics
AlphaGraft Structural Allograft Spacers
We offer a broad portfolio of allograft spacers available in a wide range of shapes and sizes, each with corresponding instrumentation, which are intended for use in the cervical, thoracic, and lumbar regions of the spine. In addition, many of our allograft spacers are packaged in our VIP packaging system, or VIP System. The VIP System is a packaging and fluid delivery system that allows for fast and efficient infusion of the surgeon’s choice of hydration fluid. The VIP System provides rapid and uniform hydration, which may reduce the brittleness of the graft and shorten the length of the surgical procedure.
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
Alphagraft Demineralized Bone Matrix
Our Alphagraft Demineralized Bone Matrix consists of demineralized human tissue that is mixed with a bioabsorbable carrier and intended for use in surgery for bone grafting.
NEXoss Synthetic Bone Graft
Our NEXoss nanostructure bioactive matrix is the next-generation synthetic that is an innovative bioactive scaffold for bone grafting. The Alphatec NEXoss biomimetic nanostructured hydroxyapatite crystals is designed to mimic bone composition, structure and size to resorb similar to naturally occurring hydroxyapatite.
Sales and Marketing
In the U.S., we sell our products through a sales force consisting of independent distributors and direct sales representatives. Although surgeons in the U.S. typically make the ultimate decision to use our products, we bill hospitals for the products that are used and pay commissions to our independent distributors and direct sales agents based on payments received from hospitals. We compensate our sales employees through salaries and incentive bonuses based on performance measures. We select our distributors and sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. Increasingly, we contractually require our distributors to sell our products exclusively both within and outside of their allocated sales territory. We offer sales and product training to each of our independent distributors and direct sales representatives. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals. We plan on expanding our U.S. sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by new surgeons and increased use of our products by surgeons who currently use our products.
In general, outside of the U.S. we sell products directly to distributors, and our distributors resell our products to hospitals. In the markets in which we have a direct sales force, we bill the hospitals for the products that are used. In markets that use independent distributors, we sell our products to the distributor, and the distributor resells the products to the hospital. We plan to continue expanding our direct sales and distribution network and product offerings throughout the world. Similar to our sales and marketing activities in the U.S., outside of the U.S. we market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences in Europe, Asia and Latin America and South America, including the International Spine Research and Innovation and Argos and Sisyphean Spinal Society meetings.

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
Research and Development
Our research and development department is continually upgrading the core product portfolio to increase our penetration of the sizable global spine market. We are also expanding the portfolio with innovative products in order to reach the few remaining large segments of the market in which we do not currently participate. Our goal is to become the market leader in providing physician-inspired solutions for patients with spinal disorders, by developing products with superior instrumentation which provide the best possible treatment. Pursuant to this goal, we collaborate with our surgeon partners to design products to enhance the surgeon experience, simplify surgical techniques, and reduce overall costs, while improving patient outcomes. In implementing this strategy, we are concentrating on converting our research and development programs into products that incorporate minimally invasive techniques and biologics solutions across all of our product lines.
Manufacture and Supply
We conduct a substantial portion of our manufacturing operations at our facilities in Carlsbad, California. We manufacture a significant amount of our non-biologic implants in-house. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. We believe that the in-house production of our implants maximizes efficiency, reduces product development time, simplifies production scheduling, reduces inventory backlogs and is more responsive to the changing needs of surgeons. Our facilities include separate areas dedicated to the machining, tooling, quality control, cleaning and labeling of our products. Additionally, we have an advanced manufacturing group that includes design engineering and manufacturing personnel. The advanced manufacturing group is dedicated to providing rapid prototyping and innovative custom instrumentation for our research and development programs and our surgeon customers.
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
 With the exception of PEEK and tissue-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging. See our risk factor entitled, “We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business” in “Item 1A Risk Factors.” Our manufacturing operations and those of the third-party manufacturers we use are subject to extensive regulation by the FDA and similar entities outside of the U.S. under its quality systems regulations, or QSRs, and other applicable device-related good manufacturing practices, or GMPs, or tissue-related tissue practices, or GTPs, and applicable local regulations. With respect to biologics products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that currently require licenses. Our facility and the facilities of the third-party manufacturers we use are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.

Competition
Although we believe that our current broad product portfolio and development pipeline is differentiated and has numerous competitive advantages, the spinal implant industry is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We believe that the principal competitive factors in our market include:

•	improved outcomes for spine pathology procedures;

•	ease of use and reliability;

•	effective sales, marketing and distribution;

•	technical leadership and superiority;

•	surgeon services, such as training and education;

•	responsiveness and ability to develop unique products that address the needs of surgeons;

•	manufacturing capabilities;

•	acceptance by spine surgeons;

•	product price and qualification for reimbursement; and

•	speed to market.
Our currently marketed products are, and any future products we commercialize will be, subject to intense competition and we are aware of several companies that compete in our current and future product areas. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson (DePuy/Synthes), Stryker, Biomet, NuVasive, Zimmer, Orthofix, Globus Medical, Integra Life Science, LDR Spine and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling spinal implant products.
Our competitors include providers of non-operative therapies for spine disorder conditions. While these non-operative treatments are considered to be an alternative to surgery, surgery is typically performed in the event that non-operative treatments are unsuccessful. We believe that, to date, these non-operative treatments have not caused a material reduction in the demand for surgical treatment of spinal disorders.
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
Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies. Further, as described in “Item 3 Legal Proceedings,” others may attempt to obtain royalties based on the net sales of our products or other payments from us, which may impact our revenues. We may lose market share to our competitors if we fail to protect our intellectual property rights.
Patents
As of December 31, 2013, we and our affiliates owned 83 issued U.S. patents, 100 pending U.S. patent applications and 350 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.
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
As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by U.S. or foreign patents held by our competitors. In addition, our competitors may assert that future products we may manufacture or market infringe their patents.
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
Trademarks
As of December 31, 2013, we and our affiliates owned these registered U.S. trademarks: 3D ProFuse, Alphatec logo, Aging Spine Center, Alphgraft, Alphgraft Duofuse, Alphagraft Nanoblast, Alphagraft Profuse, Alphaguard, Alphatec Spine and logo, Alphatec MHS, Alphatec Nexoss, Alphatec Solus, Alphatec Solus and logo, Alphatec Spine, Amnioshield, Anchormax, ARC, Avalon, Bone’x, Bridgepoint, Chorus, Corelys, Del Mar, Deltaloc, Dynamic-TTL Rod, Easys, Electra, Elfix, Epicage, GLIF, Helifix, Illico, Isobar, Isobar Duo, Isobar Hemispherical Screw, Isobar LP, Isobar TTC, Isobar U-Screw, Laguna, Nexoss, Novel, Openview, Osseofix, Osseofix and logo, Osseofix+ and logo, Osseoscrew, Osseoscrew and logo, Pach, Pantheon, Pegasus, Samarys, Scient’x, Solutions for the Aging Spine, Stella, Tamarack, Trestle, Trestle Luxe, Tribeca, Scient’x logo, Xenon, and Zodiac.
License and Supply Agreements
As part of our product development strategy, when commercially feasible we enter into agreements with third parties that enable us to develop, commercialize and/or distribute products for the treatment of spinal disorders that are based upon technology owned by such third parties. Our key agreements are described in Note 5 to our consolidated financial statements under "Part II, Item 8 Financial Statements and Supplementary Data".
Elite Medical Holdings and Pac 3 Surgical Products Agreement
In October 2013, we entered into a three-year collaboration agreement with a third party to provide consultation services to assist us in the development of our products and our products in development. Under the terms of the collaboration agreement, we will gain exclusive rights to the use of all intellectual property developed by the collaborators. We will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in our common stock at a per share price of $1.95, which was equal to the average NASDAQ closing price of our common stock on the five days leading up to and including the date we signed the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months.
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
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or approval of a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which are those that have the lowest level of risk associated with them, are subject to general controls, Class II devices are subject to general controls and special controls, including performance standards, and Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and many Class II devices are exempt from the 510(k) requirement, although the manufacturers will still be subject to registration, listing, labeling and GMP requirements. Class III devices are subject to those requirements and additional requirements including PMA approval. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may ask the FDA to make a risk-based determination of the new device and reclassify it in Class I or Class II. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If the FDA does not agree, the manufacturer will have to submit a PMA. Our current commercial products are Class II devices marketed under FDA 510(k) premarket clearance. Both 510(k)s and PMAs are subject to the payment of user fees at the time of submission for FDA review.
510(k) Clearance Pathway
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a device legally marketed in the U.S. for which a PMA was not required. The FDA’s goal is to review and act on each 510(k) within 90 days of submission, but it may take longer if they request additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. Each manufacturer initially determines whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant fines or penalties. We have made and plan to continue to make enhancements to our products, and we will consider on a case-by-case basis whether a new 510(k) or PMA is necessary.
Premarket Approval Pathway
A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.
After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although, review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations, or QSRs. New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device. Premarket approval supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA approval, and may not require clinical data or the convening of an advisory panel. We were not required to submit a PMA for any of our currently marketed products, but devices in development may require a PMA.
Clinical Trials
Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application, or IDE, and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with FDA’s IDE regulations and international regulations concerning human subject protection. A clinical trial may be suspended by FDA, the sponsor or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.
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

•	labeling regulations, and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	medical device reporting obligations, which require that manufacturers submit reports to the FDA of adverse events; and

•	other post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following:

•	warning letters;

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusal to grant 510(k) clearance or PMA approvals of new products; and

•	criminal prosecution.
To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and manufacturers and their third-party manufacturers are subject to periodic announced and unannounced inspections by the FDA.
In June 2011, the FDA sent an untitled letter to the manufacturer of our PureGen product, Parcell Laboratories, LLC, regarding the regulatory status of the product. In the letter, the FDA raised questions in connection with Parcell’s position that the PureGen product is a human cell, tissue, and cellular or tissue-based product regulated solely under Section 361 of the Public Health Service Act and 21 C.F.R, Part 1271, and is not subject to any premarket review requirements. Parcell responded to the FDA’s letter in July 2011 with additional information about PureGen supporting its belief that the product qualifies as a Section 361 product. A formal request for designation of the regulatory status of PureGen was submitted in January 2013, and in February 2013, we voluntarily stopped shipping PureGen based on our decision not to pursue getting regulatory approval of PureGen as a biologic. In response to the formal request for designation by Parcell, the FDA responded on August 7, 2013, confirming their position that PureGen is a biologic and not regulated under Section 361 of the Public Health Service Act and 21 C.F.R, Part 1271.

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
European Union
The European Union, which consists of 27 of the countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, as well as other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer or a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied. In September 2012, the European Commission adopted a proposal for a regulation which if adopted will change the way that most medical devices are regulated in the European Union, and may subject our products to additional requirements.
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
We have entered into various agreements with certain surgeons that perform services for us, including some who make clinical decisions to use our products. Some of our referring surgeons own our stock, which they either purchased in an arms’ length transaction on terms identical to those offered to non-surgeons or received from us as fair market value consideration for services performed. All such arrangements have been structured with the intention of complying with all applicable fraud and abuse laws, including the Anti-Kickback Statute. Stark Law and similar state self-referral laws. In addition, physician-owned distribution companies, or PODs, have increasingly become involved in the sale and distribution of medical devices, including products for the surgical treatment of spine disorders. In many cases, these distribution companies enter into arrangements with hospitals that bill Medicare or Medicaid for the furnishing of medical services, and the physician-owners are among the physicians who refer patients to the hospitals for surgery. On March 26, 2013 the OIG issued a Special Fraud Alert entitled "Physician-Owned Entities", or the Fraud Alert, in which the OIG concluded, among other things, that PODs are "inherently suspect under the anti-kickback statute" and that PODs present "substantial fraud and abuse risk and pose dangers of patient safety." We believe that all of our arrangements with PODs comply with applicable fraud and abuse laws and do not believe that we are subject to any arrangements that violate any such laws.
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
The Health Insurance Portability and Accountability Act, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. Under recent changes in ACA, the intent requirement of the healthcare fraud statute is lowered such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. A violation of this statute is a felony and may result in fines, imprisonment or possible exclusion from Medicare, Medicaid and other federal healthcare programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in similar sanctions.
ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require us to report and disclose to the Centers for Medicare and Medicaid Services, or CMS, any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain group purchasing organizations, including physician-owned distributors, to disclose physician ownership information to CMS. On February 8, 2013, CMS published a detailed regulation implementing these sunshine provisions. Under this final rule, starting August 1, 2013, the company and other device manufacturers collected specific data on payments and other transfers of value to physicians and teaching hospitals for the remaining calendar year 2013, with such data to be assembled into a report due to CMS by March 31, 2014, and annually thereafter. CMS will then publish on its website all manufacturer reports of such payments and transfers of value. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.
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
We may also be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or maintaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. We are also subject to a number of other laws and regulations relating to money laundering, international money transfers and electronic fund transfers. These laws apply to companies, individual directors, officers, employees and agents.
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
ACA and other reform proposals contain significant changes regarding Medicare, Medicaid and other third party payors. Among these changes was the imposition of a 2.3% excise tax on domestic sales of medical devices that went into effect on January 1, 2013. These taxes have resulted in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions have been implemented through the regulatory process. In addition, in June 2012 the United States Supreme Court upheld the constitutionality of the minimum essential health insurance coverage rule, or so-called personal mandate, while holding that the federal government must give states the option to accept ACA’s Medical expansion provisions without risk of losing all federal Medicaid funds. Pursuant to that ruling, several states have declined to expand Medicaid coverage. For those states, the failure to expand its Medicaid program as prescribed in ACA will restrict the ability of populations potentially served by such expansion to use our products. Other proposals have been introduced in Congress to repeal the device tax and various healthcare reform proposals have also emerged at the state level. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
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
Employees
As of December 31, 2013, we had approximately 500 employees worldwide in the following areas: sales, customer service, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place. On September 16, 2013, we announced that our French subsidiary, Scient'x S.A.S. and its subsidiary Surgiview S.A.S. had begun a process aimed at significantly restructuring its business operations. The restructuring includes a reduction in Scient'x's workforce in 2014, and when completed in accordance with French laws, is expected to affect 76 positions.

Corporate and Available Information
We are a Delaware corporation. We were incorporated in March 2005. Our principal executive office is located at 5818 El Camino Real, Carlsbad, California 92008. Our Internet address is www.alphatecspine.com. By referring to our website, we do not incorporate the website or any portion of the website by reference into this Annual Report on Form 10-K. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of such risks or the risks described below, either alone or taken together, occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
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
The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2013, a large percentage of global spine implant product revenues was generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc., Depuy Spine, a subsidiary of Johnson & Johnson, and Stryker Spine. Our competitors also include numerous other publicly-traded and privately-held companies.
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
We expect to incur costs and charges as a result of the restructuring of our French operations and workforce reductions that we expect will reduce on-going costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.
In the third quarter of 2013, we initiated a restructuring of our French Operations, and such restructuring will have a negative impact on revenues, and we might not realize the financial benefits of such restructuring.
On September 16, 2013, we announced that our French subsidiary, Scient’x S.A.S. and its subsidiary Surgiview S.A.S., had begun a process aimed at significantly restructuring its business operations. The restructuring includes a reduction in the French workforce, and when completed in accordance with French laws, is expected to affect 76 positions. As a result of the restructuring, we estimate it will reduce operating expenditures by between $2 to $6 million on an annualized basis. We have recorded a restructuring charge accrual in accrued expenses of $9.2 million within the consolidated balance sheets as of December 31, 2013, and restructuring expenses within the consolidated statements of operations for the year ending December 31, 2013. At December 31, 2013, we evaluated the impact that this restructuring will have on inventory and certain intangible assets including goodwill and will continue to evaluate as the restructuring is completed. There can be no assurance that we will be able to successfully complete the restructuring of our French operations or that we will be able to reduce our operating expenditures by the amounts that we expect, or at all, as a result of the restructuring. We may not be able to realize multi-year reductions in operating expense or yield improvements in international gross margins over operating margins as a result of the French restructuring and we may be unable to accurately forecast the restructuring costs associated with the implementation of the restructuring. Furthermore, such actions may be disruptive to our business. In connection with the restructuring we announced our intention to stop sales activities in the French market. The end of sales into the French market will have a negative impact on our revenues. The restructuring may result in production inefficiencies, product quality issues, late product deliveries or lost orders, which would adversely impact our sales levels in areas in addition to France, operating results and operating margins, and there can be no assurance that we will be able to provide Scient’x’s customers, distributors, and suppliers with immediate and long-term benefits following the French restructuring.
A significant percentage of our revenues are derived from the sale of our systems that include polyaxial pedicle screws.
Net sales of our systems that include polyaxial pedicle screws represented approximately 47% and 45% of our net sales for 2013 and 2012, respectively. A decline in sales of these systems, due to market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.
Our sales and marketing efforts in the U.S. are largely dependent upon third parties, some of which are free to market products that compete with our products.
Certain of our independent distributors in the U.S. also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products.
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
If pricing pressures cause us to decrease prices for our goods and services and we are unable to compensate for such reductions through changes in our product mix or reductions to our expenses, our results of operations will suffer.
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
During the year ended December 31, 2013, we derived $69.8 million, or 34% of our net sales from sales of products outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	the negative perception related to the French reorganization;

•	ending sales activities in France;

•	changes in foreign medical reimbursement policies and programs;

•	changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the U.S.;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal requirements and labor relations;

•	potentially negative consequences from changes in tax laws (including potentially taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.
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
In order for us to sell our products, surgeons must be convinced that they are superior to competing products. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase our sales and will be unable to achieve and sustain growth or profitability.
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
We are seeking to grow sales of our products and if we are successful, such growth may strain our ability to manufacture an increasingly large supply of our products. We have never produced products in quantities significantly in excess of our current production levels. Manufacturers regularly experience difficulties in scaling up production and we may face such difficulties in increasing our production levels. Moreover, we may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. Our failure to produce products of satisfactory quality or in sufficient quantities could hurt our reputation; cause hospitals, surgeons or distributors to cancel orders or refrain from placing new orders for our products; and reduce or slow growth of sales of our products. Increases in our production volume also could make it harder for us to maintain control over expenses, manage our relationships with our suppliers, maintain good relations with our employees or otherwise manage our business. In addition, should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our production of surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources.

We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.
We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2013 and 2012 approximately 16% and 14%, respectively, of our revenues were derived from products manufactured using PEEK.
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
The FDA may regulate certain tissue-based products as medical devices, drugs or biologics if the tissue in the product is deemed to have been more than minimally manipulated. If the FDA decides that any of our current or future products contain tissue that has been more than minimally manipulated, it would require us to either obtain 510(k) clearance or a PMA approval. Depending on the nature and extent of any FDA decision applicable to our tissue-based products, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.
Negative publicity concerning methods of tissue recovery and screening of donor tissue in our industry could reduce demand for biologics products and impact the supply of available donor tissue.
Media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of biologics products. Unfavorable reports of improper or illegal tissue recovery practices, both in the U.S. and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of biologics products. In addition, such negative publicity could cause the families of potential donors to become reluctant to agree to donate tissue to for-profit tissue processors, which could further limit the supply of tissue used in our biologics products, and thereby have a negative effect on our biologics products business.
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
In March 2010, the U.S. Congress adopted and President Obama signed into law the ACA. The legislation imposes a 2.3% excise tax on domestic sales of medical devices which went into effect on January 1, 2013. These taxes are resulting in a significant increase in the tax burden on our industry. Other elements of this legislation include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions have been implemented through the regulatory process with most of the legislation implemented as of January 1, 2014. In addition, although ACA has been subject to various legal and legislative challenges, in June 2012 the United States Supreme Court upheld the constitutionality of the minimum essential health insurance coverage rule, or so-called personal mandate, while holding that the federal government must give states the option to accept ACA’s Medical expansion provisions without risk of losing all federal Medicaid funds. Pursuant to that ruling, several states have declined to expand Medicaid coverage. For those states, the failure to expand its Medicaid program as prescribed in ACA will restrict the ability of populations potentially served by such expansion to use our products. Other proposals have been introduced in Congress to repeal the device tax, and various healthcare reform proposals have also emerged at the state level. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

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
In January 2004, the Advanced Medical Technology Association, or AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct”, or the AdvaMed Code, that sets forth standards by which its members should abide in the promotion of their products. Although we are not a member of AdvaMed, we have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices.
The sales and marketing practices of our industry have been the subject of increased scrutiny from federal and state government agencies, and we believe that this trend will continue. For example, on March 26, 2013 the OIG issued a Special Fraud Alert entitled "Physician-Owned Entities" related to physician-owned distributors, or PODS.  We believe that all of our arrangements with PODs comply with applicable fraud and abuse laws and do not believe that we are subject to any arrangements that violate any such laws. Prosecutorial scrutiny and governmental oversight over some major device companies regarding the retention of healthcare professionals as consultants has affected and may continue to affect the manner in which medical device companies may retain healthcare professionals as consultants. We have in place policies to govern how we may retain healthcare professionals as consultants that reflect the current climate on this issue and are providing training on these policies. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
Our medical devices are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support the 510(k) application. Currently, we are not certain as to whether the FDA will require clinical data in support of any 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA is currently re-examining its 510(k) clearance process for medical devices and recently published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.
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
We obtained clearance to offer all of our current non-biologic medical device products through the FDA’s 510(k) clearance process. The 510(k) clearance process is generally based on the FDA’s agreement that a new product is substantially equivalent to already marketed products. Because most 510(k) cleared products were not the subject of pre-clearance clinical trials, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expect. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the U.S., we will be unable to commercialize these products.
Several investigational devices in our development pipeline, including our OsseoScrew System require either a 510(k) with clinical trial data or a PMA from the FDA before we can market such product in the U.S. The clinical trial is required by the FDA to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval in the U.S. OsseoScrew, we must conduct, at our own expense, a clinical trial to demonstrate efficacy and safety in humans. Clinical testing is expensive and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.
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
Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. While we have entered into employment agreements with all members of our senior management team, other than with respect to our President of Alphatec Pacific, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. Our ability to grow or at least maintain our sales levels depends in large part on our ability to attract and retain sales and marketing personnel and for these sales people to maintain their relationships with surgeons directly and through our distributors. We rely on our engineering team to research, design and develop potential products for our product pipeline. We also rely on our surgeon advisors to advise us on our products, our product pipeline, long-term scientific planning, research and development and industry trends. We compete for personnel and advisors with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. The loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors, could have a significant adverse effect on our business, financial conditions and results of operations.
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
We believe that our current cash, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facilities, will be sufficient to fund our projected operating requirements through December 31, 2014. Despite this belief, we may seek additional funds from public and private stock offerings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

•	the payments due in connection with the settlement of the Cross Medical and Orthotec matters;

•	the costs associated with the restructuring of our French operations;

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing new products or technologies;

•	the cost of obtaining and maintaining FDA or other regulatory approval or clearance for our products and products in development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs and any payments we may make, related to our pending litigation matters (in addition to the Orthotec matter);

•	the costs associated with increased capital expenditures; and

•	the costs associated with our employee retention programs and related benefits.
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
We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap Financial, LLC, or the Credit Facility. In order to comply with the financial covenants for 2014, we will need to achieve revenue and earnings that meet or exceed our historical revenue and earnings levels. If we are not able to achieve planned revenue or earnings growth or if we incur costs in excess of our forecast, we may be required to substantially reduce discretionary spending and could be in default of the Credit Facility. In addition to financial covenants, the Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates, the breach of which could result in an event of default. There can be no assurance that at all times in the future we will satisfy all such financial or other covenants or obtain any required waiver or amendment, in which event of default the lenders party to the Credit Facility could refuse to make further extensions of credit to us and require all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the

Credit Facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
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
In addition, if we fail to pay amounts when due under the Credit Facility or upon the occurrence of another event of default, the lenders under the Credit Facility could proceed against the collateral granted to them pursuant to the Credit Facility. We have granted to the lenders a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the Credit Facility. If the lenders proceed against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.
If we default on our obligations to make settlement payments to Cross Medical Products, the amounts due under the settlement agreements accelerates and becomes due and payable.
Any default of our payment obligation under the settlement agreements we entered into with Cross Medical Products, or Cross, would give Cross the right to declare all of the future payments to be immediately payable, together with additional payments to cover interest and Cross’ legal fees. As of March 19, 2014, the outstanding amount to be paid to Cross Medical through August 2015 is $6,000,000. If this acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.
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
Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents are upheld as valid and enforceable and we are found to infringe, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and we could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe those patents, and any such redesign, if possible, may be costly. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, either of which could have a significant adverse effect on our business, financial condition and results of operations.
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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. To date, our products have not been the subject of any material product liability claims. Currently, we carry product liability insurance in the amount of $20 million per occurrence and $20 million in the aggregate. Our existing product liability insurance coverage may be inadequate to satisfy liabilities we might incur. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or our inability to secure coverage in the future on commercially reasonable terms, if at all. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, which could harm our financial condition. If longer-term patient results and experience indicate that our products or any component of our products cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and result in the diversion of management’s attention from managing our business. If a product liability claim or series of claims is brought against us in excess of our insurance coverage limits, our business could suffer and our financial condition, results of operations and cash flow could be materially adversely impacted.
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
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations. For a more detailed description of this matter, please see "Item 3 Legal Proceedings".
On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action and the Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. The Company believes the claims are without merit and, subject to final approval of any settlement,  intends to vigorously defend itself against these complaints.  No assurances can be given as to the timing or outcome of this lawsuit. For a more detailed description of this matter, please see "Item 3 Legal Proceedings".
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

•
our announcement or our competitors’ announcements regarding new products, product enhancements, significant contracts, number of distributors, number of hospitals and surgeons using products, acquisitions, collaborative or strategic investments;

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
The stock market in general, The NASDAQ Global Select Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could materially harm our financial condition, results of operations and business.

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
Based on shares outstanding at March 19, 2014, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 31% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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
Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of March 19, 2014, HealthpointCapital owned approximately 30% of our outstanding common stock. The Chairman of our Executive Committee of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. Each of Messrs. Berkowitz, Foster, O’Neil and Molson, also have financial interests in HealthpointCapital investment funds. James Glynn has made a passive investment in HealthpointCapital investment funds. Mr. Glynn does not have any decision-making authority with respect to how such amount is invested and managed by HealthpointCapital.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our "Business" set forth in Item 1, the "Risk Factors" set forth in this Item 1A and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•
the effect of our strategy to streamline our organization and lower our costs, including the effect of the restructuring of our French operations, on the financial condition and operations of our business;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices;

•	potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein.
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
Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “may,” “could,” “would,” “seek,” “intend,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A Risk Factors.” In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments
None.

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
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million. On February 10, 2014 the jury reached a verdict in which Surgiview was found to have transferred assets for less than fair market value in connection with Surgiview’s purchase of certain assets of Eurosurgical, and to have interfered with certain contractual rights of Orthotec. Although a formal judgment has not yet been entered, the jury awarded monetary damages in the amount of $47.9 million, plus interest, against Surgiview related to various causes of action alleged by Orthotec.
In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on our board), in which Orthotec sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million.
On March 15, 2014, we, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into a binding term sheet to settle all legal matters involving the Company and its directors and affiliates.  Pursuant to the term sheet, we have agreed to pay Orthotec $49 million in cash, with initial cash payments totaling $1.75 million by March 31, 2014 and an additional $15.75 million payment within 25 days of our closing a financing that would enable us to make such payment, but in no event no later than June 15, 2014.  The remaining $31.5 million will be paid to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter.  This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving the Company, its directors and affiliates.

On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.
On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action and the Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. The Company believes the claims are without merit and, subject to final approval of any settlement,  intends to vigorously defend itself against these complaints. No assurances can be given as to the timing or outcome of this lawsuit.
As of December 31, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “ATEC.” The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated.

Year Ended December 31, 2013	High	Low
First quarter	$2.40	$1.55
Second quarter	2.10	1.71
Third quarter	2.41	1.92
Fourth quarter	2.15	1.75
Year Ended December 31, 2012	High	Low
First quarter	$2.42	$1.56
Second quarter	2.42	1.55
Third quarter	1.85	1.50
Fourth quarter	1.98	1.41
Stockholders
As of March 19, 2014, there were approximately 300 holders of record of an aggregate 97,600,388 shares of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
In 2012 and 2013, we entered into consulting agreements with a third-party entity for marketing and advertising services. In connection with these agreements, on July 31, 2012, October 9, 2012 and May 1, 2013, we issued 176,000, 176,000 and 225,000, respectively, unregistered shares of our common stock, par value $0.0001 per share, or the Stock Consideration. We did not receive any cash proceeds from the issuances of the Stock Consideration. The Stock Consideration was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.
In October 2013, we entered into a three-year collaboration agreement with a third party to provide consultation services to assist us in the development of our products and products in development. Under the terms of the collaboration agreement, we will gain exclusive rights to the use of all intellectual property developed by the collaborators. We will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in our common stock at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. In 2013, we issued 128,571 shares of common stock under this agreement.

Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2013 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 2013	—	$—	—	—
November 2013	—	$—	—	—
December 2013	—	$—	—	—

(1)
Not included in the table above are 23,634 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Selected Financial Data
The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2013. The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition of Scient'x closed on March 26, 2010. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8 Financial Statements and Supplementary Data” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$204,724	$196,278	$197,711	$171,610	$120,618
Operating loss	(73,433)	(9,837)	(24,516)	(11,789)	(10,185)
Loss from continuing operations	(82,227)	(15,459)	(22,181)	(14,433)	(13,505)
Income from discontinued operations	—	—	—	78	216
Net loss	$(82,227)	$(15,459)	$(22,181)	$(14,355)	$(13,289)
Net loss per common share:
Basic and diluted	$(0.85)	$(0.17)	$(0.25)	$(0.18)	$(0.27)
Weighted-average shares used in computing net loss per share:
Basic and diluted	96,235	90,218	88,798	78,590	49,292

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$21,345	$22,241	$20,666	$23,168	$10,085
Working capital	34,026	65,264	59,292	79,233	29,543
Total assets	365,630	382,127	366,692	377,016	161,888
Long-term debt, less current portion	49,978	39,967	23,802	32,474	23,631
Redeemable preferred stock	23,603	23,603	23,603	23,603	23,603
Total stockholders’ equity	171,676	245,816	245,328	266,434	74,829

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K.Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Overview
We are a medical technology company focused on the design, development, manufacturing and marketing of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of major spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for orthopedic spinal disorder solutions. Our “physician-inspired culture” enables us to respond to changing surgeon needs through collaboration with spinal surgeons to conceptualize, design and co-develop a broad range of products. We have a state-of-the-art, in-house manufacturing facility that provides us with a unique competitive advantage, and enables us to rapidly deliver solutions to meet surgeons’ and patients’ critical needs. We believe that our products and systems have enhanced features and benefits that make them attractive to surgeons and that our broad portfolio of products and systems provide a comprehensive solution for the safe and successful surgical treatment of spinal disorders.
Revenue and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. Today we have existing subsidiaries and/or affiliates in Japan, Germany, Brazil, Hong Kong, Italy and the U.K. through which we sell our products and independent distributors in over 50 countries throughout the world.A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the earlier of when payments become due or cash is received from the related distributors.
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
In-process research and development, or IPR&D. IPR&D expense consists of acquired research and development assets that were not part of an acquisition of a business and were not technologically feasible on the date we acquired such technology, provided that such technology did not have any alternative future use at that date, or IPR&D assets acquired in connection with a business acquisition that are determined to have no alternative future use. At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility in the future, but there can be no assurance that commercial viability of a product will be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and obtaining regulatory clearances. The risks associated with achieving commercialization include, but are not limited to, delays or failures during the development process, delays or failures to obtain regulatory clearances, and delays or failures due to intellectual property rights of third parties.
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
Transaction related expenses. Transaction related expenses consist of legal, accounting and financial advisory fees associated with acquisitions.
Restructuring expenses. Restructuring expenses consist of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination incurred in connection with the reorganization of the Scient’x operations in France.
Litigation settlement expenses. Litigation settlement expenses consist of significant settlements of lawsuits.
Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.
Income tax provision (benefit). Income tax provision (benefit) consists primarily of income tax provision related to state income taxes, foreign operations and uncertain tax positions in foreign jurisdictions, the income tax benefits are primarily due to the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Results of Operations
The first table below sets forth our statements of operations data for the periods presented. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$204,724	$196,278	$197,711
Cost of revenues	78,669	70,761	79,168
Amortization of acquired intangible assets	1,733	1,749	1,613
Gross profit	124,322	123,768	116,930
Operating expenses:
Research and development	14,190	14,886	16,888
In-process research and development	—	341	—
Sales and marketing	76,960	75,177	75,189
General and administrative	47,949	39,939	36,367
Amortization of acquired intangible assets	3,009	2,180	2,152
Transaction related expenses	—	1,082	—
Restructuring expenses	9,665	—	1,050
Litigation settlement expenses	45,982	—	9,800
Total operating expenses	197,755	133,605	141,446
Operating loss	(73,433)	(9,837)	(24,516)
Other income (expense):
Interest income	6	118	148
Interest expense	(3,959)	(6,105)	(3,027)
Other income (expense), net	(1,662)	(794)	707
Total other income (expense)	(5,615)	(6,781)	(2,172)
Pretax net loss	(79,048)	(16,618)	(26,688)
Income tax provision (benefit)	3,179	(1,159)	(4,507)
Net loss	$(82,227)	$(15,459)	$(22,181)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues. Revenues were $204.7 million for the year ended December 31, 2013 compared to $196.3 million for the year ended December 31, 2012, representing an increase of $8.4 million, or 4.3%. The increase was comprised of $4.4 million related to sales in the United States and $4.0 million related to international sales.
U.S. revenues were $135.0 million for the year ended December 31, 2013 compared to $130.5 million for the year ended December 31, 2012, representing an increase of $4.5 million, or 3.4%. The increase was due to growth in the sales of implants and instruments ($8.2 million) and Biologics ($2.1 million), offset by a decline in the sales of Puregen due to the voluntary removal from the market ($5.8 million).
International revenues were $69.8 million for the year ended December 31, 2013 compared to $65.8 million for the year ended December 31, 2012, representing an increase of $4.0 million, or 6.0%. The increase was due to sales of Alphatec implants and instruments ($6.5 million), offset by a reduction in the sales of Scient'x products ($2.5 million). The increase in revenue is inclusive of $5.9 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $78.7 million for the year ended December 31, 2013 compared to $70.8 million for the year ended December 31, 2012, representing an increase of $7.9 million, or 11.2%. The increase was primarily due to one-time charges for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($5.5 million), the obsolescence of the Puregen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion MIS product ($1.0 million). In addition to these charges, there is an increase related to higher product costs as a result of sales volume and variation in product mix ($2.1 million), offset by an adjustment to milestone accruals ($0.7 million), a reduction in inventory reserves ($2.9 million) and a reduction in inventory adjustments and other costs of sales ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.7 million for the years ended December 31, 2013 and December 31, 2012. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $124.3 million for the year ended December 31, 2013 compared to $123.8 million for the year ended December 31, 2012, representing an increase of $0.6 million, or 0.4%. The increase was due to an increase in sales volume ($6.8 million), a reduction in inventory reserves ($2.9 million), a reversal of milestone accruals ($0.7 million) and a decrease in other cost of revenues ($0.6 million), offset by an increase in the cost of revenues resulting from the restructuring ($5.5 million), product obsolescence ($4.5 million) and an unfavorable variation in product mix ($0.4 million).
Gross margin. Gross margin was 60.7% for the year ended December 31, 2013 compared to 63.1% for the year ended December 31, 2012. The decrease of 2.4 percentage points was due to an increase in the cost of revenues resulting from the restructuring (2.6 percentage points), product obsolescence (2.2 percentage points) and an unfavorable variation in pricing and product mix (0.2 percentage points), offset by a reduction in inventory reserves (1.6 percentage points), an adjustment to milestone accruals (0.3 percentage points) and a reduction in other cost of revenues (0.7 percentage points).
Gross margin in the U.S. was 67.7% for the year ended December 31, 2013 compared to 68.5% for the year ended December 31, 2012. The decrease of 0.8 percentage points was due to an increase in the cost of revenues resulting from product obsolescence (3.2 percentage points), offset by a favorable variation in pricing and product mix (0.3 percentage points), a reduction in inventory adjustments (1.1 percentage points) and reduction in other cost of revenues (1.0 percentage points).
Gross margin for the International region was 47.3% for the year ended December 31, 2013 compared to 52.3% for the year ended December 31, 2012. The decrease of 5.0 percentage points was due to an increase in the cost of revenues resulting from the restructuring (7.9 percentage points) and an unfavorable variation in pricing and product mix (0.8 percentage points), offset by a reduction in inventory reserves (3.8 percentage points).
Research and development. Research and development expense was $14.2 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012 representing a decrease of $0.7 million, or 4.7%. The decrease was primarily related to the variations in the timing of the cycle for development and testing ($1.4 million), offset by increased surgeon consulting expenses ($0.7 million).
In-process research and development. IPR&D expense was $0.0 million for the year ended December 31, 2013 compared to $0.3 million for the year ended December 31, 2012. During the fourth quarter of 2012, the Company decided that it would not pursue development of IPR&D assets that had an indefinite life. The Company expensed $0.3 million for IPR&D related to the write-off of a portion of the IPR&D assets acquired in the Scient’x acquisition.
Sales and marketing. Sales and marketing expense was $77.0 million for the year ended December 31, 2013 compared to $75.2 million for the year ended December 31, 2012 representing an increase of $1.8 million, or 2.4%. The increase was primarily due to the additional expense created by the recently enacted medical device excise tax ($1.5 million).

General and administrative. General and administrative expense was $47.9 million for the year ended December 31, 2013 compared to $39.9 million for the year ended December 31, 2012, representing an increase of $8.0 million, or 20.1%. The increase was primarily related to legal fees associated with litigation and product liability claims ($5.4 million), compensation expense ($2.1 million), professional fees ($1.3 million) and expenses resulting from the Phygen acquisition ($0.4 million), offset by a decrease in International expenses related to currency translation ($0.8 million) and general cost reduction ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.0 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012, representing an increase of $0.8 million, or 38.0%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Transaction related expenses. Transaction related expenses were $0.0 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The transaction related expenses were due to legal and professional fees in connection with the Company’s asset acquisition of Phygen, LLC in 2012.
Restructuring expenses. Restructuring expenses were $9.7 million for the year ended December 31, 2013 compared to $0.0 million for the year ended December 31, 2012. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We recorded restructuring costs of $9.7 million for the year ended December 31, 2013 and there was no corresponding expense for the year ended December 31, 2012. We estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs of approximately $12 million associated with this restructuring. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
Litigation settlement expenses. Litigation settlement expenses were $46.0 million for the year ended December 31, 2013. The 2013 amount relates to an accrual booked for litigation settlement in connection with the Orthotec LLC, litigation matter described in Part 1 Item 3 Legal Proceedings.
Interest income. Interest income was $0.0 million for the years ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. Interest income is earned on cash balances held in accounts invested in money market funds.
Interest expense. Interest expense was $4.0 million for the year ended December 31, 2013 compared to $6.1 million for the year ended December 31, 2012, representing a decrease of $2.1 million, or 35.2%. Interest expense for the year ended December 31, 2013 consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to debt issuance costs. Interest expense for the year ended December 31, 2012 included a loss on extinguishment of debt costs of $2.9 million related to the refinancing of the term note and revolving credit facility with Silicon Valley Bank, which consisted of $2.3 million of early termination fees and $0.6 million for the write-off of capitalized deferred debt offering costs.
Other income (expense), net. Other income (expense) was an expense of $(1.7) million for the year ended December 31, 2013 compared to an expense of $(0.8) million for the year ended December 31, 2012, representing an increase in expense of $(0.9) million. The increase in expense was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.
Income tax provision (benefit). Income tax provision (benefit) was a provision of $3.2 million for the year ended December 31, 2013 compared to a benefit of $(1.2) million for the year ended December 31, 2012, representing an increase of $4.3 million, or 374.3%. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate. The income tax benefit in 2012 consists primarily of tax benefits related to operations in France and a settlement with the French tax authorities partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues. Revenues were $196.3 million for the year ended December 31, 2012 compared to $197.7 million for the year ended December 31, 2011, representing a decrease of $1.4 million, or 0.7%. The decrease was a result of an increase in the International region of $1.9 million, offset by a decrease in the U.S. of $3.3 million.
U.S. revenues were $130.5 million for the year ended December 31, 2012 compared to $133.8 million for the year ended December 31, 2011, representing a decrease of $3.3 million, or 2.5%. The decrease was due to a decrease in the sales of instruments and implants ($9.4 million), offset by an increase in sales of Biologics ($4.8 million) and the acquisition of Phygen ($1.3 million).
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
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.7 million for the years ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011, representing an increase of $0.1 million, or 8.4%. The increase primarily relates to amortization of intangible assets acquired in the Phygen acquisition.
Gross profit. Gross profit was $123.8 million for the year ended December 31, 2012 compared to $116.9 million for the year ended December 31, 2011, representing an increase of $6.9 million, or 5.8%. The increase is due to a change in cost of revenues ($7.9 million), offset by amortization of acquired intangibles ($0.2 million) and a decrease in sales volume and variation in product mix ($0.8 million).
Gross margin. Gross margin was 63.1% for the year ended December 31, 2012 compared to 59.1% for the year ended December 31, 2011. The increase of 3.9 percentage points was due to a reduction in the cost of revenues (3.7 percentage points) and a favorable variation in product mix (0.2 percentage points).
Gross margin for the U.S. was 68.5% for the year ended December 31, 2012 compared to 65.1% for the year ended December 31, 2011. The increase of 3.4 percentage points was due to reduced cost of revenues ($7.5 million), offset by a negative variation in revenue volume and product mix ($5.3 million).
Gross margin for the International region was 52.3% for the year ended December 31, 2012 compared to 46.7% for the year ended December 31, 2011. The increase of 5.6 percentage points was the result of a favorable variation in revenue volume and product mix ($4.5 million).
Research and development. Research and development expense was $14.9 million for the year ended December 31, 2012 compared to $16.9 million for the year ended December 31, 2011, representing a decrease of $2.0 million, or 11.9%. The decrease was primarily related to reduced European research and development activities to support the Scient’x products ($1.7 million), reorganized management structure in the U.S. ($0.3 million), and reduced activity due to the variation in the timing of the cycle for development and testing ($0.4 million), offset by increased spending on clinical study and trial activity ($0.4 million).
In-process research and development. IPR&D expense was $0.3 million for the year ended December 31, 2012 compared to $0.0 million for the year ended December 31, 2011. During the fourth quarter of 2012, the Company decided that it would not pursue development of in-process research and development assets that had an indefinite life. The Company expensed $0.3 million as in-process research and development related to the write-off of a portion of the in-process research and development assets acquired in the Scient’x acquisition.
Sales and marketing. Sales and marketing expense was $75.2 million for the years ended December 31, 2012 and December 31, 2011. In 2012, expenses increased as a result of sales growth in Japan ($1.8 million), but were offset by a reduction in commission expense related to a decrease in U.S. revenue ($0.6 million), a reduction in post marketing clinical trial expenses ($0.6 million), and a reduction in meeting expenses ($0.6 million).

General and administrative. General and administrative expense was $39.9 million for the year ended December 31, 2012 compared to $36.4 million for the year ended December 31, 2011, representing an increase of $3.5 million, or 9.8%. The increase was primarily related to increased litigation expense ($2.0 million), increased expenses related to executive management and consulting costs ($1.5 million), the operating expenses related to the Phygen acquisition ($1.0 million) and severance costs ($0.7 million), offset by a reduction in sales and use tax accruals ($0.7 million) a reduction in recruiting fees ($0.6 million) and a reduction in information technology related expenses ($0.5 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.2 million for the years ended December 31, 2012 and December 31, 2011. This expense represents amortization in the period for intangible assets associated with general business assets obtained in the Scient’x and Phygen acquisitions.
Transaction related expenses. Transaction related expenses were $1.1 million for the year ended December 31, 2012 compared to $0.0 million for the year ended December 31, 2011. The transaction-related expenses were for legal, accounting and financial advisory fees associated with the asset acquisition of Phygen, LLC.
Restructuring expenses. Restructuring expenses was $1.1 million for the year ended December 31, 2011. The restructuring expenses were due to severance and other personnel costs incurred in connection with restructuring activities in the United States and Europe.
Litigation settlement expenses. Litigation settlement expenses were $9.8 million for the year ended December 31, 2011. The expense was due to a settlement agreement we entered into in December 2011 with Biomet. The amount expensed in 2011 represents the allocated value of the settlement and past royalties element due from the sale of our polyaxial screws. There was no corresponding litigation settlement expense in 2012.
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
Income tax provision (benefit). Income tax provision (benefit) was a benefit of $(1.2) million for the year ended December 31, 2012 compared to a benefit of $(4.5) million for the year ended December 31, 2011, representing an increase of $3.3 million, or 74.3%. The 2012 benefit for income taxes primarily consists of benefits associated with the Company’s French operations and the reversal of the valuation allowance against the Japanese deferred tax assets partially offset by an increase in uncertain tax positions associated with the European operations and an increase in the goodwill deferred tax liability. The 2011 benefit for income taxes consists primarily of income tax benefits related to a French income tax settlement and acquired Scient'x operations, offset by state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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
Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation and other non-recurring income or expense items, such as in-process research and development expense and acquisition related transaction expenses, restructuring expenses, litigation exposure expenses, trial related legal costs and litigation settlement expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations, however, and therefore, should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(82,227)	$(15,459)	$(22,181)
Stock-based compensation	4,078	3,540	2,425
Depreciation	14,638	14,184	14,789
Amortization of intangible assets	6,898	5,679	1,322
Amortization of acquired intangible assets	4,741	3,929	3,765
In-process research and development	—	341	—
Interest expense, net	3,953	5,987	2,879
Income tax provision (benefit) expense	3,179	(1,159)	(4,507)
Other (income) expense, net	1,662	794	(707)
Acquisition-related inventory step up	—	191	751
Transaction related expenses	—	1,082	—
Restructuring and other expenses	18,603	794	1,050
Litigation expenses and trial costs	49,657	—	9,800
Adjusted EBITDA	$25,182	$19,903	$9,386
Liquidity and Capital Resources
At December 31, 2013, our principal sources of liquidity consisted of cash of $21.3 million and accounts receivable, net of $41.4 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2014. We expect to fund the French Scient'x restructuring expenses and Orthotec settlement from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap, and a facility agreement with Deerfield (as defined below) entered into subsequent to December 31, 2013.
On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap, which was amended and restated on August 30, 2013 to, among other things, increase the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $28 million term loan with an additional $5 million delayed draw for 12 months. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%, subject to a 9.5% floor. As of December 31, 2013, approximately $52.1 million in principal amount was outstanding under the Credit Facility, with approximately $15 million of unused availability under the revolving line of credit.
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2013. (See “Credit Facility and Other Debt” below).
Based on our current operating plan, we believe that we will be in compliance with our financial covenants under the Credit Facility for the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or if we incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility. Upon the occurrence of an event of default which is not waived by MidCap, MidCap could declare the amounts outstanding under the Credit Facility immediately due and payable and refuse to extend further credit. If MidCap were to accelerate the repayment of borrowings under the Credit Facility, we may not have sufficient cash on hand to repay the amounts due under the Credit Facility and would have to seek to amend the terms of the Credit Facility or seek alternative financing. There can be no assurances that in the event of a default, a waiver could be obtained from MidCap, that the Credit Facility could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements, there can be no assurances that additional financing will be available on favorable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Credit Facility and payments due under the Biomet settlement agreement. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through the end of 2014. Should we not be able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.
On March 15, 2014, we, Orthotec and certain other parties, including certain directors and affiliates of us entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs Surgical S.A.S. legal matter and all other litigation matters related to us and our directors and affiliates. Pursuant to the term sheet we have agreed to pay Orthotec $49 million in cash payments totaling $1.75 million by March 31, 2014 and an additional $15.75 million payment due within 25 days of the closing of the Facility Agreement (as defined below). The remaining $31.5 million will be paid to Orthotec in 28 quarterly installments of $1.1 million beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million, which will be paid in $1.1 million quarterly payments after the $49 million is paid. We anticipate to fund a portion of the 2014 payment obligations with proceeds from the Facility Agreement described in the next paragraph.
On March 17, 2014, we entered into a Facility Agreement, or the Facility Agreement, with Deerfield Private Design
Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively, Deerfield, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement, or the Financing. Under the terms of the Facility Agreement, we have the option, but is not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we may draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. In addition, in the event the Litigation Satisfaction has not occurred prior to December 15, 2014, we may request no later than January 30, 2015 a draw of the entire amount available under the Facility Agreement; provided that such amount will remain in a special deposit account until the Litigation Satisfaction occurs. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. On March 19, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the 2014 Orthotec settlement payment obligations.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of December 31, 2013.
Operating Activities
We generated net cash of $7.8 million from operating activities for the year ended December 31, 2013. During this period, net cash provided by operating activities primarily consisted of a net loss of $82.2 million which was offset by a increase in working capital and other assets of $45.0 million and $45.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory and interest expense related to amortization of debt discount and issue costs. The increase in working capital and other assets of $45.0 million consisted of increases in accrued expenses and other liabilities of $55.2 million, prepaid expenses and other current assets of $0.5 million and other assets of $0.1 million, partially offset by increases in inventory of $4.4 million and accounts receivable of $1.9 million and decreases in accounts payable of $3.9 million and deferred revenue of 0.5 million.

Investing Activities
We used net cash of $19.1 million in investing activities for the year ended December 31, 2013 primarily for the purchase of $14.4 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, a $4.0 million payment for the Phygen acquisition and $0.8 million for the purchase of an intangible asset.
Financing Activities
Financing activities provided net cash of $10.7 million for the year ended December 31, 2013. Payments net of borrowings under the Credit Facility revolving line of credit totaled $14.2 million offset by borrowings under the Credit Facility term loan of $28.0 million for the year ended December 31, 2013. We made principal payments on notes payable totaling $2.7 million and capital leases totaling $0.4 million for the year ended December 31, 2013.
Credit Facility and Other Debt
On August 30, 2013, we entered into an Amended and Restated Credit, Security and Guaranty Agreement with MidCap to, among other things, increase the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Credit Facility consists of a $28 million term loan drawn at closing with a $5 million delayed draw within 12 months, for a total term loan maximum borrowing of $33 million and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013 and are due through maturity, with the remaining principal due upon maturity.
The term loan interest rate is priced at LIBOR plus 8.0%, subject to a 9.5% floor, and the revolving line of credit bears interest at LIBOR plus 6.0%, reset monthly. At December 31, 2013, the revolving line of credit carries an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Credit Facility, we granted MidCap a security interest in substantially all of our assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. As of December 31, 2013 we had approximately $15 million of unused availability under the revolving line of credit.
In January 2013, we entered into a limited waiver and limited consent agreement with MidCap, or Waiver. Under the waiver, MidCap gave us its consent to waive certain provisions of the prior Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, we entered into a first amendment to the prior Credit Facility with MidCap. The first amendment allowed us to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the first amendment, we paid MidCap a fee of $0.1 million. In July 2013, we entered into a second limited waiver and limited consent agreement with MidCap, or Second Waiver. Under the Second Waiver, MidCap gave us its consent to waive certain provisions of the prior Credit Facility related to the maintenance of cash balances in the U.S. for past periods through December 31, 2013.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2013.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through 2017. As of December 31, 2013, the balance of these capital leases, net of interest totaled $1.3 million. There were no new leases in 2013.
On March 17, 2014, we entered into a First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, or the First Amendment, with MidCap as Administrative Agent and lender and other lenders from time to time a party thereto, or together with MidCap, the Lenders. The First Amendment permits, among other things, our execution of, and borrowing of loans, under the Facility Agreement and Alphatec Spine’s granting of liens as security therefore, and the consummation of a Litigation Satisfaction and the completion of certain conditions. The First Amendment also added a total leverage ratio financial covenant.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of December 31, 2013 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2014	2015	2016	2017	2018	Thereafter
Credit Facility and term loan with MidCap	$52,081	$3,000	$3,000	$46,081	$—	$—	$—
Interest expense	11,087	4,320	4,156	2,611	—	—	—
Note payable for software licenses	58	58	—	—	—	—	—
Note payable for insurance premiums	1,427	1,427	—	—	—	—	—
Capital lease obligations	1,501	527	467	425	82	—	—
Operating lease obligations	7,665	3,346	2,725	1,363	216	15	—
Litigation settlement obligations	64,833	22,600	7,400	4,400	4,400	4,400	21,633
Minimum purchase commitments	36,282	7,032	5,850	5,850	5,850	5,850	5,850
Guaranteed minimum royalty obligations	12,286	1,968	2,418	2,218	2,218	2,246	1,218
New product development milestones (1)	2,750	250	—	2,500	—	—	—
Total	$189,970	$44,528	$26,016	$65,448	$12,766	$12,511	$28,701

(1)
This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2014 through 2016.

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
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements.
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
Revenue Recognition
We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, we account for revenue under provisions which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Determination of criteria (iii) and (iv) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. Specifically, our revenue from sales of spinal and other surgical implants is recognized upon receipt of written acknowledgment that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such implant. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.
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
We estimated the fair value in step one of the goodwill impairment model based on a combination of the income approach which included discounted cash flows as well as the market approach that utilized our market information. The income approach fair value measurements are categorized within Level 3 of the fair value hierarchy. Our discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. For purposes of calculating the discounted cash flows, we used estimated revenue growth rates averaging between 4% and 12% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 12%, and terminal value growth rates of 4%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of our fair value. Our assessment resulted in a fair value that was greater than our carrying value at December 31, 2013. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2013.
Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in our income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to our historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, we have projected an improvement in our gross margin similar to our historical improvements in gross margins, as a result of forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next ten years. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from our forecasts, we could be exposed to material impairment charges in the future.
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
We use a Black-Scholes-Merton option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2013 was based on our actual historical volatility since our initial public offering in June 2006. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2013 was calculated using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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
Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$228	$137	$180
Research and development	719	261	289
Sales and marketing	459	1,695	693
General and administrative	2,672	1,447	1,263
Total	$4,078	$3,540	$2,425
Effect on basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.03)
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
Recent Accounting Pronouncements
In February 2013, the FASB issued guidance that requires a company to disaggregate the total change of each component of other comprehensive income either on the face of the income statement or as a separate disclosure in the notes. The new guidance became effective for our interim period ended March 31, 2013. We adopted this guidance and the adoption did not have an impact on its financial position, results of operations or cash flows.
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
In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We early adopted this guidance for the period ended December 31, 2013, which is reflected in our consolidated financial statements as of and for the period ended December 31, 2013. There was no material impact on our financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2013, our outstanding floating rate indebtedness totaled $52.1 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
Foreign Currency Risk
Our foreign currency exposure continues to grow as we expand internationally. Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. Additionally, we have exposure of U.S dollar denominated debt of approximately $6.3 million recorded on our Japanese Yen functional currency subsidiary and exposure of U.S. dollar denominated litigation settlement of $46.0 million recorded on a Euro functional currency subsidiary. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position, and cash flows.
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10 percent change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were: (1) designed to ensure that material information relating to us is made known to our Chief Executive Officer and Chief Financial Officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting identified in connection with our evaluation of such internal control that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alphatec Holdings, Inc.
We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Alphatec Holdings, Inc. and our report dated March 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 20, 2014

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	F-38
All other financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.
Item 15(a)(3) Exhibits List
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 2.1)	12/22/09	000-52024

2.2†	Asset Purchase Agreement, dated October 19, 2012, between the Company and Phygen, LLC		Form 10-K (Exhibit 2.2)	03/05/12	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

4.1	Form of Common Stock Certificate	X

4.2	Stockholders’ Agreement by and among Alphatec Holdings, Inc., HealthpointCapital Partners, LP and certain investors, dated as of March 17, 2005		Amendment No. 4 to Form S-1 (Exhibit 4.2)	05/15/06	333-131609

4.3	Subscription Agreement dated as of June 4, 2009, between Alphatec Holdings, Inc. and HealthpointCapital Partners II, L.P.		Form 10-Q (Exhibit 10.2)	08/04/09	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.4	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.5	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	03/31/10	000-52024

4.6	Form of Subscription Agreement, dated as of February 9, 2010, between the Company and each of the investors in the Offering		Form 8-K (Exhibit 10.1)	02/10/10	000-52024

4.7	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	03/05/12	000-52024

Lease Agreements
10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	05/12/08	000-52024

10.2	Sublease Agreement by and between Alphatec Holdings, Inc. and K2 Inc., dated as of February 28, 2008		Form 10-Q (Exhibit 10.1)	05/12/08	000-52024

Loan Agreements
10.3†	Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International, LLC, Alphatec Pacific, Inc. and MidCap Financial, LLC, dated June 6, 2012		Form 10-Q (Exhibit 10.1)	08/08/12	000-52024

Agreements with Respect to Collaborations, Licenses, Research and Development

10.4†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003		Amendment No. 1 to Form S-1 (Exhibit 10.26)	03/23/06	333-131609

10.5†
Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004
			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.6†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/09/07	000-52024

10.7†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	05/05/09	000-52024

10.8†	Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of December 18, 2007		Form 10-K (Exhibit 10.29)	03/17/08	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.9†	Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 14, 2008		Form 10-K/A (Exhibit 10.22)	07/07/09	000-52024

10.10†	Second Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 12, 2009		Form 10-K/A (Exhibit 10.23)	07/07/09	000-52024

10.11†	Third Amendment to Exclusive License Agreement dated as of June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-Q (Exhibit 10.3)	08/04/09	000-52024

10.12†	Fourth Amendment to Exclusive License Agreement dated as of December 7, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K/A (Exhibit 10.38)	04/08/10	000-52024

10.13†	Fifth Amendment to Exclusive License Agreement dated as of November 30, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K (Exhibit 10.22)	03/04/11	000-52024

10.14†	Cross License Agreement effective June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and International Spinal Innovations, LLC		Form 10-Q (Exhibit 10.1)	08/04/09	000-52024

10.15†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.16†	Settlement Agreement and General Release by and among Alphatec Spine, Inc., Cross Medical Products, LLC, and EBI, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.27)	03/05/12	000-52024

10.17†	Amended License Agreement between Alphatec Spine, Inc. and Cross Medical Products, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.28)	03/05/12	000-52024

10.18†	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/08/10	000-52024

10.19†	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross		Form 10-Q (Exhibit 10.1)	05/08/12	000-52024

10.20†	Amended and Restated Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated January 14, 2011		Form 10-K (Exhibit 10.31)	03/04/11	000-52024

10.21†	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	03/07/08	000-52024

10.22†	Non-Executive Chairman Consulting Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Leslie Cross dated July 27, 2011		Form 10-Q (Exhibit 10.1)	11/04/11	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.23†	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

10.24†	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Steven Lubisher, dated August 24, 2012		Form 10-Q (Exhibit 10.2)	11/06/12	000-52024

10.25†	Retention Bonus Agreement by and between Alphatec Holdings, Inc. and Mitsuo Asai, dated August 21, 2012		Form 10-Q (Exhibit 10.3)	11/06/12	000-52024

10.26**	Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated as of October 22, 2013	X

10.27**	Sixth Amendment to License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies LLC, dated as of December 12, 2013	X

Equity Compensation Plans
10.28*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	12/20/13	333-187190

10.29*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.30*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.31*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/13	000-52024

10.32*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.33*	Amended 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

10.34*	Summary Description of the Alphatec Holdings, Inc. 2013 Bonus Plan		Form 10-Q (Exhibit 10.3)	08/07/13	000-52024

21.1	List of subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document**

101.2	XBRL Taxonomy Extension Schema Document**

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**

101.4	XBRL Taxonomy Extension Definition Linkbase Document**

101.5	XBRL Taxonomy Extension Label Linkbase Document**

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**

(*)	Management contract or compensatory plan or arrangement.

(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)	Confidential treatment is being requested as to certain portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	March 20, 2014	By:	/S/ LESLIE H. CROSS
		Name:	Leslie H. Cross
		Title:	Chairman and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ LESLIE H. CROSS Leslie H. Cross	Chairman and Chief Executive Officer (principal executive officer)	March 20, 2014

/S/ MORTIMER BERKOWITZ III Mortimer Berkowitz III	Chairman of the Executive Committee of the Board of Directors	March 20, 2014

/S/ MICHAEL O’NEILL Michael O’Neill	Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)	March 20, 2014

/S/ ROHIT DESAI Rohit Desai	Director	March 20, 2014

/S/ LUKE T. FAULSTICK Luke T. Faulstick	Director	March 20, 2014

/S/ JOHN H. FOSTER John H. Foster	Director	March 20, 2014

/S/ JAMES R. GLYNN James R. Glynn	Director	March 20, 2014

/S/ SIRI S. MARSHALL Siri S. Marshall	Director	March 20, 2014

/S/ R. IAN MOLSON R. Ian Molson	Director	March 20, 2014

/S/ STEPHEN E. O’NEIL Stephen E. O’Neil	Director	March 20, 2014

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alphatec Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 20, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 20, 2014

ALPHATEC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2013	2012
Assets
Current assets:
Cash	$21,345	$22,241
Accounts receivable, net	41,395	41,012
Inventories, net	41,939	49,855
Prepaid expenses and other current assets	7,694	5,953
Deferred income tax assets	1,372	2,991
Total current assets	113,745	122,052
Property and equipment, net	28,030	30,403
Goodwill	183,004	180,838
Intangibles, net	39,064	46,856
Other assets	1,787	1,978
Total assets	$365,630	$382,127
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,790	$15,237
Accrued expenses	62,996	38,490
Deferred revenue	1,009	1,361
Current portion of long-term debt	4,924	1,700
Total current liabilities	79,719	56,788
Long-term debt, less current portion	49,978	39,967
Other long-term liabilities	38,784	13,485
Deferred income tax liabilities	1,870	2,468
Commitments and contingencies
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2013 and 2012; 3,319 shares issued and outstanding at both December 31, 2013 and 2012	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 97,599 and 96,703 shares issued and outstanding at December 31, 2013 and 2012, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	403,568	399,246
Accumulated other comprehensive income (loss)	3,877	112
Accumulated deficit	(235,682)	(153,455)
Total stockholders’ equity	171,676	245,816
Total liabilities and stockholders’ equity	$365,630	$382,127
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$204,724	$196,278	$197,711
Cost of revenues	78,669	70,761	79,168
Amortization of acquired intangible assets	1,733	1,749	1,613
Gross profit	124,322	123,768	116,930
Operating expenses:
Research and development	14,190	14,886	16,888
In-process research and development	—	341	—
Sales and marketing	76,960	75,177	75,189
General and administrative	47,949	39,939	36,367
Amortization of acquired intangible assets	3,009	2,180	2,152
Transaction related expenses	—	1,082	—
Restructuring expenses	9,665	—	1,050
Litigation settlement expenses	45,982	—	9,800
Total operating expenses	197,755	133,605	141,446
Operating loss	(73,433)	(9,837)	(24,516)
Other income (expense):
Interest income	6	118	148
Interest expense	(3,959)	(6,105)	(3,027)
Other income (expense), net	(1,662)	(794)	707
Total other income (expense)	(5,615)	(6,781)	(2,172)
Pretax net loss	(79,048)	(16,618)	(26,688)
Income tax provision (benefit)	3,179	(1,159)	(4,507)
Net loss	$(82,227)	$(15,459)	$(22,181)
Net loss per common share:
Basic and diluted	$(0.85)	$(0.17)	$(0.25)
Weighted-average shares used in computing net loss per share:
Basic and diluted	96,235	90,218	88,798
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(82,227)	$(15,459)	$(22,181)
Foreign currency translation adjustments	3,765	2,924	(1,502)
Comprehensive loss	$(78,462)	$(12,535)	$(23,683)
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2010	89,040	$9	$383,647	$(97)	$(1,310)	$(115,815)	$266,434
Stock-based compensation	—	—	2,525	—	—	—	2,525
Exercise of stock options	55	—	104	—	—	—	104
Repurchase and/or forfeiture of common stock	(67)	—	(193)	—	—	—	(193)
Mark-to-market for third party restricted stock	—	—	(100)	—	—	—	(100)
Issuance of warrants in connection with credit facility	—	—	99	—	—	—	99
Issuance of common stock for employee stock purchase plan	63	—	142	—	—	—	142
Issuance of common stock for restricted share awards granted to employees	271	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(1,502)	—	(1,502)
Net loss	—	—	—	—	—	(22,181)	(22,181)
Balance at December 31, 2011	89,362	9	386,224	(97)	(2,812)	(137,996)	245,328
Stock-based compensation	—	—	2,406	—	—	—	2,406
Exercise of stock options	62	—	76	—	—	—	76
Repurchase and/or forfeiture of common stock	(115)	—	(49)	—	—	—	(49)
Shares issued for consulting services	938	—	1,284	—	—	—	1,284
Issuance of common stock in connection with license agreements	139	—	250	—	—	—	250
Issuance of common stock in connection with Phygen acquisition	5,240	1	8,855	—	—	—	8,856
Issuance of common stock for equity offering	231	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	145	—	200	—	—	—	200
Issuance of common stock for restricted share awards granted to employees	701	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	2,924	—	2,924
Net loss	—	—	—	—	—	(15,459)	(15,459)
Balance at December 31, 2012	96,703	10	399,246	(97)	112	(153,455)	245,816
Stock-based compensation	—	—	2,590	—	—	—	2,590
Exercise of stock options	6	—	8	—	—	—	8
Repurchase and/or forfeiture of common stock	(142)	—	(172)	—	—	—	(172)
Shares issued for consulting services	354	—	1,488	—	—	—	1,488
Issuance of common stock in connection with license agreements	130	—	250	—	—	—	250
Forfeiture of common stock in connection with Phygen acquisition	(328)	—	(561)	—	—	—	(561)
Issuance of common stock for employee stock purchase plan	500	—	719	—	—	—	719
Issuance of common stock for restricted share awards granted to employees	376	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	3,765	—	3,765
Net loss	—	—	—	—	—	(82,227)	(82,227)
Balance at December 31, 2013	97,599	$10	$403,568	$(97)	$3,877	$(235,682)	$171,676

See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(82,227)	$(15,459)	$(22,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,277	23,792	19,876
Stock-based compensation	4,078	3,690	2,425
Interest expense related to amortization of debt discount and debt issuance costs	368	919	375
In-process research and development	—	341	—
Provision for doubtful accounts	404	859	1,094
Provision for excess and obsolete inventory	11,652	6,658	4,564
Litigation settlement	—	—	9,800
Deferred income tax provision (benefit)	816	(3,420)	(4,345)
Other non-cash items	1,464	2,158	—
Changes in operating assets and liabilities:
Accounts receivable	(1,940)	382	(5,004)
Inventories	(4,407)	(7,853)	1,084
Prepaid expenses and other current assets	450	1,681	1,341
Other assets	64	992	1,216
Accounts payable	(3,853)	(1,799)	2,545
Accrued expenses and other	55,171	(1,764)	1,246
Deferred revenue	(510)	416	(628)
Net cash provided by operating activities	7,807	11,593	13,408
Investing activities:
Purchases of property and equipment	(14,352)	(15,646)	(8,206)
Purchase of intangible assets	(750)	(1,750)	(690)
Cash paid for acquisitions	(4,000)	(2,000)	(620)
Net cash used in investing activities	(19,102)	(19,396)	(9,516)
Financing activities:
Exercise of stock options	8	76	104
Borrowings under lines of credit	154,622	121,232	2,350
Repayments under lines of credit	(168,855)	(99,853)	(17,346)
Principal payments on capital lease obligations	(434)	(604)	(143)
Proceeds from issuance of notes payable	28,000	—	10,000
Principal payments on notes payable	(2,654)	(12,375)	(1,880)
Net cash provided by (used in) financing activities	10,687	8,476	(6,915)
Effect of exchange rate changes on cash	(288)	902	521
Net increase (decrease) in cash	(896)	1,575	(2,502)
Cash at beginning of period	22,241	20,666	23,168
Cash at end of period	$21,345	$22,241	$20,666

See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,973	$2,592	$2,322
Cash paid for income taxes	$1,780	$989	$523
Purchases of property and equipment in accounts payable	$1,513	$1,367	$3,242
Purchase of property and equipment through capital leases	$—	$2,225	$—
Non-cash purchases of license agreements	$250	$1,000	$8,000
Issuance of common stock in connection with acquisitions	$—	$8,856	$—
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash of $21 million combined with anticipated cash flow from operations in 2014 and other working capital of $13 million at December 31, 2013 and the Company's available borrowings under credit facilities with MidCap Financial, LLC ("MidCap") and Deerfield (defined in Note 17) will be sufficient to fund its operating cash requirements, including the required payments due under the Orthotec Litigation Settlement (Note 17), through at least December 31, 2014.
The Company’s credit facility (the “Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 6 and Note 17). Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility at least through December 31, 2014. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with established financial institutions. As of December 31, 2013 a substantial portion of the Company’s available cash funds is in business accounts. Although the Company deposits its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
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
Deferred revenues consist of products sold to distributors with payment terms greater than the Company’s customary business terms due to lack of credit history or because the distributor is operating in a new market in which the Company has no prior experience. The Company defers the recognition of revenue until payments become due and cash is received from these distributors. As of December 31, 2013 and 2012, the balance in deferred revenue totaled $1.0 million and $1.4 million, respectively.
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
Inventories
Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have an expiration based on shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $18.4 million and $22.0 million of inventory was held at consigned locations as of December 31, 2013 and 2012, respectively.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the terms of the related leases.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. During the year ended December 31, 2013, the Company decided that it would not continue to market an adult stem cell product sold under the Company's private label name of Puregen. The Company also decided that it would no longer actively market two additional products. The Company expensed $1.3 million as impairment charges in cost of goods sold in the year ended December 31, 2013 for the write-off of intangible assets related to these products.
The Company estimated the fair value in step one of the goodwill impairment test based on a combination of the income approach which included discounted cash flows as well as a market approach that utilized the Company’s market information. The income approach fair value measurements are categorized within Level 3 of the fair value hierarchy. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. For purposes of calculating the discounted cash flows, the Company used estimated revenue growth rates averaging between 4% and 12% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 12%, and terminal value growth rate of 4%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the Company’s fair value. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2013. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2013.
Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to its historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, the Company has projected an improvement in its gross margin, similar to its historical improvement in gross margins, as a result of its forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next ten years. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from its forecasts, the Company could be exposed to material impairment charges in the future. Additionally, if the Company’s stock price decreases significantly from the closing price on December 31, 2013, the Company may be required to perform an interim analysis in 2014 that could result in an impairment charge.
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
Due to the Scient'x restructuring plan, the Company assessed potential impairment on certain intangible assets related to the Scient'x acquisition. Based on this assessment the projected undiscounted cash flows exceeded the carrying amount of the intangible assets and no impairment loss was recognized in the year ended December 31, 2013.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency
The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s Japanese subsidiary is the Japanese Yen, the Hong Kong subsidiary is the Hong Kong dollar and the functional currency of the Company’s European operations is the Euro. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company recorded net foreign currency gains (losses) of approximately $(1.7) million, $(0.9) million and $0.5 million, respectively.
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
The Company reassesses the fair value of contingent consideration of $3.8 million to be settled in cash related to acquisitions on a quarterly basis using the present value of future royalty payments due. This is a Level 3 measurement. Significant assumptions used in the measurement include estimates of the royalty payments due.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Shipment Cost
Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $3.1 million, $2.9 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The Company uses a Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes-Merton option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2013 was based on a weighted-average volatility of its actual historical volatility over a period equal to the expected life of the awards.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2013, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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
Valuation of Stock Option Awards
The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2013, 2012 and 2011 are as follows:

Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.1-1.8%	0.9-1.2%	1.2-2.5%
Expected dividend yield	—	—	—
Weighted average expected life (years)	5.3-5.5	5.3-5.8	5.8-5.9
Volatility	75-76%	75-78%	56-57%

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Costs
The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$228	$137	$180
Research and development	719	261	289
Sales and marketing	459	1,695	693
General and administrative	2,672	1,447	1,263
Total	$4,078	$3,540	$2,425
The amounts above include stock-based compensation expense of $1.5 million, $1.3 million and $0 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements.
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

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(82,227)	$(15,459)	$(22,181)
Denominator:
Weighted average common shares outstanding	97,111	90,870	89,165
Weighted average unvested common shares subject to repurchase	(876)	(652)	(368)
Weighted average common shares outstanding—basic	96,235	90,218	88,797
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—
Weighted average common shares outstanding—diluted	96,235	90,218	88,797
Net loss per common share:
Basic and diluted net loss per share	$(0.85)	$(0.17)	$(0.25)

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, 2012 and 2011, none of the outstanding redeemable preferred stock is convertible to common stock.
The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	4,597	4,621	4,323
Warrants to purchase common stock	594	594	94
Unvested restricted stock awards	807	877	368
	5,998	6,092	4,785

 Recent Accounting Pronouncements
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
In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments are effective for the Company beginning January 1, 2014. The Company does not anticipate any impact on its financial statements upon adoption.
In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies. The Company early adopted this guidance for the period ending December 31, 2013, which is reflected in the Company's consolidated financial statements as of and for the period ended December 31, 2013. There was no material impact on the Company's financial statements upon adoption.
3. Acquisitions and Investment
Acquisition of Phygen, LLC
On November 6, 2012, the Company closed the acquisition pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phygen, LLC (“Phygen”), pursuant to which the Company agreed to purchase Phygen’s right, title and interest in and certain assets used by Phygen in connection with the design, development, marketing and distribution of certain of Phygen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities related thereto. At the closing of the transaction the Company issued to Phygen 4,069,087 unregistered shares of the Company’s common stock and paid to Phygen $2 million in cash. The Company placed 1,170,960 unregistered shares of the common stock into an escrow account, which served as security against any potential indemnification obligations of Phygen under the Asset Purchase Agreement for a period of 12 months following the closing. In November 2013, the Company made a claim of 328,356 shares of the Company's common stock against the escrow shares, which were returned to the Company in December 2013. In connection with this release of shares the Company recorded income of $0.6 million as a reduction of general and administrative expenses in the year ended December 31, 2013. The remaining shares of the Company's common stock held in escrow were released to the owners of Phygen. In addition, pursuant to the Asset Purchase Agreement, the Company paid to Phygen $4 million in cash in April 2013. In connection with the Phygen acquisition, the Company incurred transaction related expenses of $1.1 million in the year ended December 31, 2012. The results of Phygen’s operations are included in the consolidated financial statements from November 7, 2012.

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

The following table summarizes the allocation of the purchase price for Phygen and the estimated useful lives for the acquired intangible assets (in thousands):

	Useful lives (in years)	Estimated Fair Value
Net tangible assets assumed		$1,086
Acquired intangibles:
Developed technology	3	176
Trademarks	3	59
Covenant not-to-compete	3	389
Customer-related intangible	12	5,843
Distribution network	12	2,413
Goodwill		8,514
Total purchase price allocation		$18,480
The Company allocated $1.1 million to Phygen’s net tangible assets assumed, and $8.9 million to identifiable intangible assets acquired and $3.7 million to contingent consideration. A value of $8.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible and intangible assets acquired, less liabilities and contingent consideration assumed, was assigned to goodwill. The Company acquired Phygen to expand its product offerings to Phygen’s existing surgeon base. This and other factors contributed to a purchase price for Phygen that resulted in the recognition of goodwill. The amount recorded as acquired intangibles and goodwill is expected to be deductible for tax purposes.
The Company increased the value of inventory it acquired from Phygen to its estimated fair value (“step up”), which represented an amount equivalent to estimated selling prices less distribution related costs and a normative selling profit. Consistent with stock rotation, the inventory step up reversed ratably over 6 months and is included in the Company’s post-combination financial statements.
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
Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the year ended December 31, 2013 or 2012.
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
4. Balance Sheet Details
Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable	$42,443	$42,086
Allowance for doubtful accounts	(1,048)	(1,074)
Accounts receivables, net	$41,395	$41,012

Inventories
Inventories consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,375	$—	$4,375	$5,863	$—	$5,863
Work-in-process	531	—	531	1,350	—	1,350
Finished goods	60,979	(23,946)	37,033	59,864	(17,222)	42,642
Inventories	$65,885	$(23,946)	$41,939	$67,077	$(17,222)	$49,855

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment
Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2013	2012
Surgical instruments	4	$62,636	$56,712
Machinery and equipment	7	14,692	13,996
Computer equipment	3	3,357	3,269
Office furniture and equipment	5	3,703	3,528
Leasehold improvements	various	4,161	4,092
Building	39	52	64
Land	n/a	10	13
Construction in progress	n/a	1,228	1,045
		89,839	82,719
Less accumulated depreciation and amortization		(61,809)	(52,316)
Property and equipment, net		$28,030	$30,403
Total depreciation expense was $14.6 million, $14.2 million and $14.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, assets recorded under capital leases of $1.8 million are included in the machinery and equipment balance and $0.6 million are included in the construction in progress balance. Amortization of assets under capital leases is included in depreciation expense.
 Intangible Assets
Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2013	2012
Developed product technology	3-8	$23,633	$23,253
Distribution rights	3	2,343	4,281
Intellectual property	5	1,004	1,004
License agreements	1-7	17,686	17,423
Core technology	10	5,137	4,940
Trademarks and trade names	3-9	3,920	3,796
Customer-related	12-15	22,161	19,221
Distribution network	10-12	4,027	3,906
Physician education programs	10	3,160	3,039
Supply agreement	10	225	225
		83,296	81,088
Less accumulated amortization		(44,232)	(34,232)
Intangible assets, net		$39,064	$46,856
Total amortization expense was $11.6 million, $9.6 million and $5.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the year ended December 31, 2013, the Company decided that it would not continue to market an adult stem cell product sold under the Company's private label name of Puregen. The Company also decided that it would no longer actively market two additional products. The Company expensed $1.3 million as impairment charges in cost of goods sold in the year ended December 31, 2013 for the write-off of intangible assets related to these products.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future expected amortization expense related to intangible assets as of December 31, 2013 is as follows (in thousands):

Year Ending December 31,
2014	$6,751
2015	6,102
2016	5,608
2017	4,986
2018	3,279
Thereafter	12,338

Total	$39,064

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Legal	$2,139	$939
Accounting	928	847
Phygen purchase price	—	3,936
Severance	297	749
Restructuring	9,170	—
Sales milestones	1,828	2,423
Accrued taxes	1,120	1,605
Deferred rent	1,163	1,483
Royalties	2,347	1,911
Commissions	6,180	5,371
Payroll and related	9,369	7,027
Litigation settlements	22,600	4,102
Other	5,855	8,097
Total accrued expenses	$62,996	$38,490
Goodwill
The changes in the carrying amount of goodwill from December 31, 2012 through December 31, 2013 were as follows (in thousands):

	December 31,
	2013	2012
Balance at December 31, 2012 and 2011	$180,838	$168,609
Change in Phygen goodwill	(1,610)	10,124
Effect of foreign exchange rate on goodwill	3,776	2,105
Balance at December 31,	$183,004	$180,838

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. License and Consulting Agreements
License Agreements
In June 2012, the Company entered into a private label supply agreement with a third party supplier whereby the Company acquired exclusive U.S. distribution rights to market a patented synthetic biologic product under its own brand name (the “Biologic Supply Agreement”). The Company made an up-front payment of $1.0 million in connection upon the execution of the Biologic Supply Agreement. The up-front payment was capitalized as an intangible asset and will be amortized straight-line over the 4-year term of the Biologic Supply Agreement.
In October 2012, the Company entered into a supply agreement with a third party supplier whereby the Company acquired exclusive worldwide distribution rights to sell an anchored, fully retractable cervical inter-body spacer (the “Cervical Spacer Supply Agreement”). The Company was required to make up-front payments totaling $1.0 million upon the execution of the Cervical Spacer Supply Agreement. The $1.0 million up-front payments were capitalized as an intangible asset and will be amortized over the 7-year term of the Cervical Spacer Supply Agreement. Additionally, the Company is required to meet certain minimum purchase requirements of up to $5.9 million per year to maintain its exclusive distribution rights.
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
On December 12, 2013, the Company and PST entered into a sixth amendment to the OsseoScrew License Agreement. The sixth amendment provides (i) the royalty rate paid by the Company for net sales of licensed products is increased; (ii) the territory is amended so that the United States is removed from the territory in which the Company can sell and market licensed

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products, and such rights are non-exclusive in Russia and the People’s Republic of China; (iii)  all milestone payments based on the achievement of certain sales milestones are deleted; and (iv) a $0.3 million milestone payment to be paid upon the achievement of regulatory approval of a licensed product in the People’s Republic of China was added. In connection with this amendment the company reversed the $0.6 million accrual it had recorded for the sales milestone payment into cost of goods sold for the year ended December 31, 2013.
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
During the year ended December 31, 2013, the Company decided that it would not continue to sell its Puregen product, which is currently the only product commercialized by the Company under the Parcell Agreement. During the year ended December 31, 2013, the Company expensed $0.9 million as impairment charges in cost of goods for the write-off of intangible assets related to the Parcell Agreement and expensed $2.6 million related to the write-off of inventory and certain prepaid assets in cost of goods sold.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 License Agreement with R Tree Innovations LLC
In September 2010, the Company entered into a License Agreement (the “R Tree License Agreement”) with R Tree Innovations LLC (“R Tree”) that provides the Company with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of the Company’s common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2013; and (iii) a royalty payment based on net sales of licensed products. During the third quarter of 2010, the Company recorded an intangible asset of $1.3 million following the execution of the R Tree License Agreement. In November 2012, the Company and R Tree entered into an amendment to the R Tree License Agreement (the “R Tree Amendment”). In connection with the R Tree Amendment the Company made a cash payment of $0.3 million and issued $0.2 million worth of its common stock to R Tree. The total consideration of $0.5 million was recorded as an intangible asset. The Company is amortizing the intangible asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the R Tree License Agreement and the R Tree Amendment was 367,044. In October 2013, another milestone was reached and the Company made a $0.3 million cash payment and will issue $0.2 million worth of its common stock to R Tree. The total consideration of $0.5 million was recorded as an intangible asset.
6. Debt
MidCap Loan and Security Agreement
On August 30, 2013, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (the "Amended Credit Facility") with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had MidCap (the "Credit Facility").
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
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate bears interest at LIBOR plus 6.0%, reset monthly. At December 31, 2013, the revolving line of credit carried an interest rate of 6.2% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries.
In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan are due beginning in October 2013 through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred approximately $0.4 million in costs were capitalized as debt issuance costs. Approximately $0.4 million of the net remaining unamortized debt issuance costs related to the prior Credit Facility remained within the unaudited consolidated balance sheets, which will be amortized over the term of the Amended Credit Facility.
On June 7, 2012, the Company entered into the prior Credit Facility with MidCap, which permitted the Company to borrow up to $40 million under a revolving line of credit and included an option to increase the borrowing base to $50 million with the prior consent of MidCap. As collateral for the Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries.
Upon execution of the prior Credit Facility, the Company drew $34.3 million on the Credit Facility to pay off its existing term loan with Silicon Valley Bank (“SVB”) totaling $8.1 million and its existing line of credit with SVB totaling $17.6 million (collectively the “SVB Credit Facility”). The Company paid early termination and other fees to SVB associated with the SVB Credit Facility of $2.3 million and wrote-off $0.6 million of unamortized debt issuance and debt discount costs related to the SVB Credit Facility. The total loss on extinguishment of debt costs of $2.9 million is included in interest expense in the nine months ended September 30, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million, which were capitalized as deferred debt issuance costs.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio and a senior leverage ratio to be maintained by the Company. The Amended Credit Facility also includes several potential

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap gave the Company its consent to waive certain provisions of the prior Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the First Amendment”). The First Amendment allowed the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave the Company its consent to waive certain provisions of the prior Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. On August 30, 2013, the Company entered into the Amended Credit Agreement with MidCap. The Company was in compliance with all of the covenants of the Amended Credit Facility as of December 31, 2013.
During the year ended December 31, 2013, the Company repaid $168.9 million, including a $28.0 million repayment using the proceeds from the new term loan, and drew an additional $154.6 million on its working capital line of credit. The balance of the line of credit and the term loan as of December 31, 2013 was $24.8 million and $27.3 million, respectively. Amortization of the debt discount and debt issuance costs, accretion of the finance charge and non-cash extinguishment of debt costs, which were recorded as non-cash interest expense, totaled $0.2 million, $0.9 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense for the term loans and the Company’s working capital line of credit, excluding debt discount and debt issuance cost amortization, accretion of the additional finance charge and extinguishment of debt costs, totaled $3.6 million, $2.6 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
SVB Loan and Security Agreement
On October 29, 2010, the Company entered into an amended and restated loan and security agreement with SVB (the “SVB Credit Facility”), which was amended in December 2011. The amended SVB Credit Facility consisted of a working capital line of credit, which permitted the Company to borrow up to $22 million and a $10 million term loan. The actual amount available was based on eligible accounts receivable and eligible inventory. The term loan carried a fixed interest rate equal to the greater of 8.5% or the SVB prime rate plus 4.5% with principal plus interest repayments due in 16 equal quarterly installments. The term loan matured October 2015 and the Company was subject to a prepayment penalty if the term loan is repaid prior to maturity. In June 2012, the SVB Credit Facility was terminated and replaced by the MidCap Credit Facility.
 Other Debt Agreements
The Company has various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017.
Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Credit Facility with MidCap	$52,081	$38,634
Capital leases (See Note 7)	1,336	1,770
Note payable related to software license purchases	58	59
Financing agreements for premiums on insurance policies	1,427	1,204
Total debt	54,902	41,667
Less: current portion	(4,924)	(1,700)
Total long-term debt	$49,978	$39,967

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments on debt are as follows as of December 31, 2013 (in thousands):

Year Ending December 31,
2014	$4,485
2015	3,000
2016	46,081
2017	—
2018	—
Thereafter	—

Total	53,566
Add: capital lease principal payments	1,336

Total	54,902
Less: current portion of long-term debt	(4,924)

Long-term debt, net of current portion	$49,978

7. Commitments and Contingencies
Leases
During the first quarter of 2008, the Company entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of its then existing premises into two adjacent facilities, as described below. The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2018, and certain equipment under capital leases which expire on various dates through 2017.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2014	$3,346	$527
2015	2,725	467
2016	1,363	425
2017	216	82
2018	15	—
Thereafter	—	—
	$7,665	1,501
Less: amount representing interest		(165)
Present value of minimum lease payments		1,336
Current portion of capital leases		(439)
Capital leases, less current portion		$897
Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $3.7 million and $3.7 million, respectively.
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
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximately 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought (in addition to damages related to other causes of action and punitive damages related thereto) to have the defendants bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million. On February 10, 2014 the jury reached a verdict in which Surgiview was found to have transferred assets for less than fair market value in connection with Surgiview’s purchase of certain assets of Eurosurgical, and to have interfered with certain contractual rights of Orthotec. Although a formal judgment has not yet been entered, the jury awarded monetary damages in the amount of $47.9 million, plus interest, against Surgiview related to various causes of action alleged by Orthotec.
In addition, also in May 2008, a similar action was filed in New York against HealthpointCapital, HealthpointCapital LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., Scient’x and two former directors of Scient’x (who also serve on the Company’s board), in which Orthotec sought, in addition to damages related to other causes of action and punitive damages related thereto, to have the defendant’s bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million.
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into a binding term sheet to settle all legal matters involving the Company and its directors and affiliates.  Pursuant to the term sheet, the Company has agreed to pay Orthotec $49 million in cash, with initial cash payments totaling $1.75 million by March 31, 2014 and an additional $15.75 million payment within 25 days of the Company closing a financing

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that would enable it to make such payment, but in no event no later than June 15, 2014.  The remaining $31.5 million will be paid to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter.  This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving the Company, its directors and affiliates.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company believe that the claims are without merit and it intends to vigorously defend itself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to the Company, regardless of who the defendant is, could have a significant adverse effect on its financial condition and results of operations.
On August 25, 2010, an alleged shareholder of the Company’s filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action and the Company has been named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. The Company believes the claims are without merit and, subject to final approval of any settlement,  intends to vigorously defend itself against these complaints. No assurances can be given as to the timing or outcome of this lawsuit.
At December 31, 2013, the probable outcome of any of the aforementioned litigation matters cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to these litigation matters. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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
8. Redeemable Preferred Stock and Stockholders’ Equity
Redeemable Preferred Stock
The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2013, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2013 and 2012.
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
9. Stock Benefit Plans and Stock-Based Compensation
In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options and restricted stock awards to employees, directors, and consultants of the Company. The 2005 Plan has 14,200,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock and the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. Options granted under the 2005 Plan expire no later than 10 years  from the date of grant (5 years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2013, approximately 3,200,000 shares of common stock remained available for issuance under the 2005 Plan.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options
A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	4,920	$2.51	8.03	$64
Granted	4,541	$1.90	—	—
Exercised	(6)	$1.54	—	—
Forfeited	(1,645)	$2.12	—	—
Outstanding at December 31, 2013	7,810	$2.23	7.59	$753
Options vested and exercisable at December 31, 2013	2,640	$2.79	6.10	$125
Options vested and expected to vest at December 31, 2013	7,218	$2.26	7.51	$679
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $1.09, $1.10 and $1.48, respectively. The aggregate intrinsic value of options at December 31, 2013 is based on the Company’s closing stock price on that date of $2.01 per share.
As of December 31, 2013, there was $3.3 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2013 and 2012. The total intrinsic value of options exercised for the year ended December 31, 2011 was $0.1 million.
On November 19, 2012, the Company commenced a stock option exchange offer for its U.S. employees. The options eligible for exchange had an exercise price equal to or greater than $2.85. The exercise price of the exchanged options was the higher of 115% of the closing price of the Company’s common stock on the exchange date and $2.00. The exchange offer occurred on December 19, 2012 and the exercise price for the exchanged options was $2.05. A total of 1,109,604 options to purchase shares of the Company’s common stock were exchanged. Many of the outstanding options were either partially or fully vested. The exchanged options will be unvested upon issuance and will vest over 3 years, with one-third of each option vesting on the first anniversary date and the remaining portion of each option vesting in equal quarterly installments over the eight quarters following the first anniversary date.
Restricted Stock Awards
The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2012	877	$1.81	1.49
Awarded	375	$1.97
Vested	(375)	$1.84
Forfeited	(70)	$1.65
Unvested at December 31, 2013	807	$1.88	2.30
The weighted average fair value per share of awards granted during the years ended December 31, 2013, 2012 and 2011 was $1.97, $1.57 and $2.61, respectively.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants
In March 2012, the Company entered into a consulting agreement with a third-party entity and pursuant to such consulting agreement, the Company issued a warrant to the consultant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant expires on March 1, 2015 and is 100% vested on December 31, 2013.
 In December 2011, in connection with the third amendment to the SVB Credit Facility, finance charges totaling $0.2 million were waived in exchange for the issuance to SVB of warrants to purchase 93,750 shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term. The Company recorded the value of the warrants of $0.1 million as a debt discount. The value of the warrants was determined on the date of grant using the Black-Scholes-Merton valuation method with the following assumptions: risk free interest rate of 1.23%, volatility of 57.4%, a ten year term and no dividend yield.
Elite Medical Holdings and Pac 3 Surgical Products Agreement
In October 2013, the Company entered into a three-year collaboration agreement with a third party to provide consultation services to assist the Company in the development of its products and its products in development. Under the terms of the collaboration agreement, the Company will gain exclusive rights to the use of all intellectual property developed by the collaborators. The Company will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in common stock of Alphatec Holdings at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. In 2013, the Company issued 128,571 shares of its common stock under this agreement.
Media Advertising Agreement
In 2012, the Company entered into consulting agreements with a third-party entity for marketing and advertising services. In connection with these agreements the Company paid the consultant $0.2 million, issued 500,000 registered shares of the Company’s common stock and issued 352,000 unregistered shares of the Company’s common stock. In May 2013, the Company entered into an additional consulting agreement with a third-party entity for marketing and advertising services. In connection with this agreement the Company paid the consultant total cash consideration of $0.2 million and issued 225,000 restricted shares of the Company’s common stock. The Company recorded total stock compensation related to these agreements during the years ended December 31, 2013 and 2012 of $0.7 million and $1.1 million, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2013
Stock options outstanding	7,810
Awards outstanding	807
Warrants outstanding	594
Authorized for future grant under 2005 Plan	3,166

12,377

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes
The components of the pretax loss from operations for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. Domestic	$(9,264)	$(3,310)	$(14,400)
Foreign	(69,784)	(13,308)	(12,288)
Pretax loss from operations	$(79,048)	$(16,618)	$(26,688)
The components of the (benefit) provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(21)	$107	$4
State	186	24	222
Foreign	2,525	2,083	(388)
Total current provision (benefit)	2,690	2,214	(162)
Deferred:
Federal	229	137	163
State	15	29	8
Foreign	245	(3,539)	(4,516)
Total deferred provision (benefit)	489	(3,373)	(4,345)
Total provision (benefit)	$3,179	$(1,159)	$(4,507)

The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2013	2012	2011
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(0.1)%	(0.0)%	(0.7)%
Stock-based compensation	0.5%	(0.5)%	1.8%
Foreign taxes	1.1%	(0.1)%	3.6%
Tax credits	(0.4)%	(0.7)%	(1.2)%
Deemed foreign dividend	—%	0.2%	10.3%
Intercompany debt forgiveness and other permanent adjustments	9.5%	5.0%	0.8%
Tax rate adjustment	0.2%	0.7%	(0.5)%
Uncertain tax positions	2.7%	14.9%	(1.5)%
Other	(0.4)%	3.3%	(3.1)%
Valuation allowance	25.9%	5.2%	8.7%
	4.0%	(7.0)%	(16.8)%
The 2013 provision for income taxes primarily consists of an increase in unrecognized tax benefits associated with the European operations, tax expense related to non-income based state tax in the U.S. and current year income in Japan and Brazil, and an increase in the deferred tax liability related to tax-deductible goodwill in the U.S.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowances and reserves	$816	$1,088
Accrued expenses	3,685	648
Inventory reserves	7,549	7,839
Net operating loss carryforwards	26,497	28,786
Property and equipment	1,171	—
Stock-based compensation	2,769	1,866
Legal settlement	17,998	4,156
Income tax credit carryforwards	1,800	1,276
	62,285	45,659
Valuation allowance	(56,690)	(36,031)
Total deferred tax assets, net of valuation allowance	5,595	9,628
Deferred tax liabilities:
Property and equipment	—	926
Intangible assets	4,806	6,910
Goodwill	1,256	1,011
Total deferred tax liabilities	6,062	8,847
Net deferred tax assets (liabilities)	$(467)	$781
The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance.  Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, it was concluded that a full valuation allowance of $56.7 million should be recorded against all U.S. and European deferred tax assets at December  31, 2013.  During 2012, it was determined that the Company was more-likely-than-not to realize its Japanese deferred tax assets.  The Company removed the valuation allowance on the Japanese deferred tax assets and recognized a tax benefit of $1.4 million in 2012.  In the event that the Company were to determine that it would not be able to realize all or part of its Japanese deferred tax assets in the future, it would increase the valuation allowance and recognize a corresponding tax provision in the period in which it made such a determination.  Likewise, if the Company later determines that it is more-likely-than-not to realize all or a portion of the U.S. or European deferred tax assets, it would reverse the previously provided valuation allowance.
At December 31, 2013, the Company has unrecognized tax benefits of $7.8 million of which $7.2 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$4,421
Additions based on tax positions related to the prior year	73
Additions based on tax positions related to the current year	399
Reductions as a result of positions taken	(59)
Reductions as a result of lapse of applicable statute of limitations	(649)
Additions as a result of foreign exchange rates and other	12

Balance at December 31, 2011	$4,197
Additions based on tax positions related to the prior year	987
Additions based on tax positions related to the current year	743
Reductions as a result of lapse of applicable statute of limitations	(58)
Additions as a result of foreign exchange rates and other	28

Balance at December 31, 2012	$5,897
Additions based on tax positions related to the prior year	221
Additions based on tax positions related to the current year	1,664
Reductions as a result of lapse of applicable statute of limitations	(20)
Additions as a result of foreign exchange rates and other	73

Balance at December 31, 2013	$7,835

 The Company believes it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next 12 months.
The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS, foreign or state and local tax authorities.
During 2013, the IRS completed its income tax examination of the 2011 tax year, which resulted in no material adjustments.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2013, accrued interest and penalties were $1.3 million and this amount primarily relates to the uncertain tax positions of the Scient’x operations and state positions. During 2013, there was an increase of $0.9 million in the accrued interest and penalties related to the uncertain tax positions of the Scient’x operations.
At December 31, 2013, the Company had federal and state net operating loss carryforwards of $39.8 million and $52.9 million, respectively, expiring at various dates through 2033. At December 31, 2013, the Company had federal and state research and development tax credits of $2.7 million and $2.3 million, respectively. The federal research and development tax credits expire at various dates through 2033, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $41.0 million beginning to expire in 2018. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the initial public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2013.
The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2013

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
11. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.
 During the years ended December 31, 2013, 2012 and 2011, the Company operated in two geographic regions, the U.S. and International which consists of locations outside of the U.S. In the International geographic location, sales in Japan for the years ended December 31, 2013, 2012 and 2011 totaled $28.0 million, $28.6 million and $23.9 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the years then ended December. For the years ended December 31, 2013, 2012 and 2011, sales in other individual countries included in International did not exceed 10 percent of consolidated revenues.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$134,951	$130,476	$133,824
International	69,773	65,802	63,887
Total consolidated revenues	$204,724	$196,278	$197,711
Total assets by region were as follows (in thousands):

	December 31,
	2013	2012
United States	$196,383	$213,912
International	169,247	168,215
Total consolidated assets	$365,630	$382,127
12. Related Party Transactions
For the years ended December 31, 2013, 2012 and 2011, the Company incurred costs of $0.2 million, $0.2 million and $0.1 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses, including the use of Foster Management Company’s airplane. Foster Management Company is an entity owned by John H. Foster, a member of the Company’s board of directors. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.
Indemnification Agreements
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York matter (See Note 7 - Commitments and Contingencies - Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the years ended December 31, 2013 and 2012, the Company paid approximately $1.7 million and $2.6 million, respectively, in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 7)
13. Retirement Plan
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Match amounts are

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested after one year of service. The Company’s total contributions to the 401(k) plan were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
14. Restructuring Activities
On September 16, 2013, the Company announced that Scient'x has begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company estimates that it will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs of approximately $12 million associated with this restructuring. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities and ASC Topic 712, Non retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $9.2 million within the consolidated balance sheets as of December 31, 2013 and restructuring expenses of $9.7 million within the consolidated statements of operations for the year ending December 31, 2013. The Company estimates that it will record severance and benefits of approximately $9.7 million and facility closing and other restructuring costs of approximately $2.2 million. The Company expects to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
In connection with the restructuring plan, the Company modified its estimate of inventory and instrument net book value at its Scient'x entities based on revised global demand. The Company recorded an additional inventory reserve of $4.9 million in the year ended December 31, 2013 included in cost of goods sold within the consolidated statements of operations.
Below is a table of the movement (in thousands):

	Expensed	Paid and	Accrued	Total	Remaining
	December 31, 2013	Other	December 31, 2013	Costs	Costs
Social plan	$8,893	$(84)	$8,809	$9,705	$535
French non-social plan costs	210	(210)	—	2,162	2,162
US booked social cost	361	—	361	—	—
US costs other	201	(201)	—	—	—
Total	$9,665	$(495)	$9,170	$11,867	$2,697

15. Cross Medical
On February 12, 2010, a complaint was filed in the U.S. District Court for the Central District of California, by Cross Medical Products, LLC, or Cross, (a subsidiary of Biomet), Cross Medical Products, LLC v. Alphatec Spine, Inc., Case No. 8:10-cv-176-MRP -MLG, alleging that we breached a patent license agreement with Cross by failing to make certain royalty payments allegedly due under the agreement. Cross was seeking payment of prior royalties allegedly due from the Company’s sales of polyaxial screws and an order from the court regarding payment of future royalties by us. In its complaint, Cross alleged a material amount of damages were due to it as a result of our alleged breach of the patent license agreement.
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
As part of the settlement, we agreed to pay Cross an initial payment of $5 million, which payment was made in January 2012. In addition to the initial payment, we will make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment is made in August 2015. The remaining cash obligations totaling $7 million will be paid as follows: $4 million in 2014 and $3 million in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2013 and 2012 are as follows (in thousands, except per share data):

	Year ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$50,443	$51,020	$50,196	$53,065
Gross profit	32,742	32,093	24,232	35,255
Total operating expenses	34,100	34,992	37,406	91,257
Net loss	(2,649)	(4,661)	(14,510)	(60,407)
Basic and diluted net loss per common share (1)	(0.03)	(0.05)	(0.15)	(0.62)

	Year ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$48,461	$48,235	$46,839	$52,743
Gross profit	31,819	30,196	29,633	32,120
Total operating expenses	31,944	33,947	31,606	36,108
Net loss	(1,261)	(6,374)	(2,469)	(5,355)
Basic and diluted net loss per common share (1)	(0.01)	(0.07)	(0.03)	(0.06)

(1)
Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Subsequent Events

Orthotec LLC, Litigation Settlement
On March 15, 2014, the Company, Orthotec and certain other parties, including certain directors and affiliates of the Company entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs. Surgical S.A.S. legal matter (See Note 7) and all other litigation matters related to the Company and its directors and affiliates. Pursuant to the term sheet, the Company has agreed to pay Orthotec $49 million in cash payments totaling $1.75 million by March 31, 2014 and an additional $15.75 million payment due by within 25 days of the closing of the Facility Agreement (as defined below). The remaining $31.5 million will be paid to Orthotec in 28 quarterly installments of $1.1 million beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million which will be paid in $1.1 million quarterly payments after the $49 million settlement amount is paid. The Company anticipates to fund a portion of the 2014 payment obligations with proceeds from the Facility Agreement described below. The $49 million settlement was accrued at its present value of $46.2 million as of December 31, 2013.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special SituationsInternational Master Fund, L.P. (collectively “Deerfield”), pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company has the option, but is not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above. Following such initial draw down, the Company may draw down additional amounts under the Facility Agreement up to an aggregate $15 million for working capital or general corporate purposes in $2.5 million increments until the end of the Draw Period. In addition, in the event the Litigation Satisfaction has not occurred prior to December 15, 2014, the Company may request no later than January 30, 2015 a draw of the entire amount available under the Facility Agreement; provided that such amount will remain in a special deposit account until the Litigation Satisfaction occurs. The Company has agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due no later than December 15, 2019.
The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property that are subordinated to the security interest granted under the Amended Credit Facility.
In connection with the execution of the Facility Agreement, on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock immediately exercisable at an exercise price initially equal to $1.39 (the “Initial Warrants”) expiring on March 17, 2020. The number of shares of common stock into which the Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of the Company’s common stock.
Each disbursement borrowing under the Facility Agreement shall be accompanied by the issuance to Deerfield of warrants to purchase up to 10,000,000 shares of the Company’s common stock, at an exercise price equal to the lesser of the Initial Warrant exercise price or the average daily volume weighted average price per share of the Company’s common stock for the 15 days following the request for borrowing (the “Draw Warrants”). The number of Draw Warrants issued for each draw will be in proportion to the amount of draw compared to the total $50 million facility. The number of shares of common stock into which a warrant is exercisable and the exercise price of any warrant will be adjusted to reflect any stock splits, recapitalizations or similar adjustments in the number of outstanding shares of common stock. The warrants have the same dividend rights to the same extent as if the warrants were exercised into shares of common stock.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 19, 2014, the Company made an initial draw under the Facility Agreement and received net proceeds of $19.5 million to fund its 2014 Orthotec settlement payment obligations. In connection with this borrowing, the Company issued 4,000,000 Draw Warrants at an exercise price of $1.39.
MidCap Amendment
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility (the “First Amendment”) with MidCap. Under the First Amendment, MidCap gave the Company its consent to enter into the Facility Agreement and make settlement payments in connection with the Orthotec Litigation. The First Amendment also added a total leverage ratio financial covenant.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2010	$1,154	$11,030
Provision	1,094	4,564
Write-offs and recoveries, net	(1,193)	(2,420)
Balance at December 31, 2011	1,055	13,174
Provision	859	6,658
Write-offs and recoveries, net	(840)	(2,610)
Balance at December 31, 2012	1,074	17,222
Provision	404	11,652
Write-offs and recoveries, net	(430)	(4,928)
Balance at December 31, 2013	$1,048	$23,946

(1)	The provision is included in selling expenses.

(2)	The provision is included in cost of revenues.