Form 10-Q
period 2014-03-31
Alphatec Holdings, Inc.
filed 2014-05-01
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of April 29, 2014, there were 97,675,388 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$23,764	$21,345
Restricted cash	17,750	—
Accounts receivable, net	38,838	41,395
Inventories, net	42,542	41,939
Prepaid expenses and other current assets	11,168	7,694
Deferred income tax assets	1,388	1,372
Total current assets	135,450	113,745
Property and equipment, net	28,136	28,030
Goodwill	183,088	183,004
Intangibles, net	37,176	39,064
Other assets	2,432	1,787
Total assets	$386,282	$365,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,462	$10,790
Accrued expenses	62,454	62,996
Deferred revenue	1,044	1,009
Common stock warrant liabilities	10,250	—
Current portion of long-term debt	4,189	4,924
Total current liabilities	94,399	79,719
Long-term debt, less current portion	64,115	49,978
Other long-term liabilities	36,039	38,784
Deferred income tax liabilities	1,998	1,870
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2014 and December 31, 2013; 3,319 shares issued and outstanding at both March 31, 2014 and December 31, 2013	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2014 and December 31, 2013; 97,675 and 97,599 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	404,514	403,568
Accumulated other comprehensive loss	4,056	3,877
Accumulated deficit	(242,355)	(235,682)
Total stockholders’ equity	166,128	171,676
Total liabilities and stockholders’ equity	$386,282	$365,630
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$49,173	$50,443
Cost of revenues	15,433	17,270
Amortization of acquired intangible assets	446	431
Gross profit	33,294	32,742
Operating expenses:
Research and development	4,181	3,682
Sales and marketing	18,059	18,495
General and administrative	14,222	11,130
Amortization of acquired intangible assets	758	793
Restructuring expenses	776	—
Total operating expenses	37,996	34,100
Operating loss	(4,702)	(1,358)
Other income (expense):
Interest income	3	2
Interest expense	(1,688)	(695)
Other income (expense), net	383	(650)
Total other income (expense)	(1,302)	(1,343)
Pretax net loss	(6,004)	(2,701)
Income tax provision (benefit)	669	(52)
Net loss	$(6,673)	$(2,649)
Net loss per common share:
Basic and diluted net loss per share	$(0.07)	$(0.03)
Weighted-average shares used in computing net loss per share:
Basic and diluted	96,838	95,826
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(6,673)	$(2,649)
Foreign currency translation adjustments	(179)	(4,485)
Comprehensive loss	$(6,852)	$(7,134)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(6,673)	$(2,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,851	6,259
Stock-based compensation	944	1,184
Interest expense related to amortization of debt discount and debt issuance costs	430	129
Provision for doubtful accounts	178	57
Provision for excess and obsolete inventory	713	1,698
Deferred income tax (benefit) expense	106	(204)
Other noncash items	(335)	285
Changes in operating assets and liabilities:
Restricted cash	(17,750)	—
Accounts receivable	2,560	(674)
Inventories	(1,239)	(3,387)
Prepaid expenses and other current assets	(72)	394
Other assets	(128)	39
Accounts payable	4,036	897
Accrued expenses and other	(3,984)	(4,318)
Deferred revenues	(18)	(46)
Net cash used in operating activities	(16,381)	(336)
Investing activities:
Purchases of property and equipment	(1,794)	(2,519)
Purchase of intangible assets	—	(250)
Cash received from sale of assets	300	—
Net cash used in investing activities	(1,494)	(2,769)
Financing activities:
Borrowings under lines of credit	39,021	34,669
Repayments under lines of credit	(36,601)	(33,497)
Principal payments on capital lease obligations	(120)	(124)
Proceeds from notes payable	19,500	—
Principal payments on notes payable	(1,488)	(630)
Net cash provided by financing activities	20,312	418
Effect of exchange rate changes on cash	(18)	(261)
Net increase (decrease) in cash	2,419	(2,948)
Cash at beginning of period	21,345	22,241
Cash at end of period	$23,764	$19,293

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,189	$936
Cash paid for income taxes	$142	$958
Purchases of property and equipment in accounts payable	$1,711	$3,768
Non-cash debt discount	$500	$—
Initial fair value of warrant liability	$10,368	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Basis of Presentation
The Company
Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders, primarily focused on the aging spine. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through the distribution channels of Alphatec Spine and its affiliate, Scient’x S.A.S., and its subsidiaries (“Scient’x”), via a direct sales force in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”), via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 20, 2014.
Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash and cash equivalents of $23.8 million combined with anticipated cash flow from operations in 2014 and other working capital, excluding common stock warrant liability, of $27.5 million at March 31, 2014 and the Company's available borrowings under the credit facilities with MidCap Financial, LLC ("MidCap") and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”), will be sufficient to fund its cash requirements, including the required payments due under the Orthotec litigation settlement (Note 6), through at least March 31, 2015.
The Company’s amended credit facility (the “Amended Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 5). Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through March 31, 2015. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility, which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2014. Except as discussed below, these accounting policies have not significantly changed during the three months ended March 31, 2014.
Restricted Cash
In March 2014, the Company borrowed and set aside cash for the payment of a portion of the Orthotec litigation settlement (see Note 6) as limited by the terms of the facility agreement that we entered into with Deerfield on March 17, 2014 (see Note 5). The Company classified this cash as restricted, because it may not be used for purposes other than payments of amounts due under the Orthotec litigation settlement agreement.
Warrants for Common Stock
Common stock warrants that contain compliance covenants and cash payment obligations are classified as common stock warrant liabilities on the consolidated balance sheet. The Company records the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in the consolidated statement of operations.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments became effective for the Company beginning January 1, 2014. The Company adopted this guidance and the adoption did not have any impact on the Company's financial statements.
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable	$39,968	$42,443
Allowance for doubtful accounts	(1,130)	(1,048)
Accounts receivables, net	$38,838	$41,395

Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$3,996	$—	$3,996	$4,375	$—	$4,375
Work-in-process	645	—	645	531	—	531
Finished goods	60,852	(22,951)	37,901	60,979	(23,946)	37,033
Inventories	$65,493	$(22,951)	$42,542	$65,885	$(23,946)	$41,939
Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2014	December 31, 2013
Surgical instruments	4	$62,602	$62,636
Machinery and equipment	7	14,414	14,692
Computer equipment	3	3,143	3,357
Office furniture and equipment	5	3,861	3,703
Leasehold improvements	various	3,733	4,161
Building	39	77	52
Land	n/a	11	10
Construction in progress	n/a	1,270	1,228
		89,111	89,839
Less accumulated depreciation and amortization		(60,975)	(61,809)
Property and equipment, net		$28,136	$28,030
Total depreciation expense was $3.3 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, assets recorded under capital leases of $2.4 million were included in the machinery and equipment balance. At December 31, 2013, assets recorded under capital leases of $1.8 million were included in the machinery and equipment balance and $0.6 million in construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	March 31, 2014	December 31, 2013
Developed product technology	3-8	$23,641	$23,633
Distribution rights	3	2,388	2,343
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	17,686
Core technology	10	5,140	5,137
Trademarks and trade names	3-9	3,922	3,920
Customer-related	12-15	22,171	22,161
Distribution network	10-12	4,027	4,027
Physician education programs	10	3,163	3,160
Supply agreement	10	225	225
		82,397	83,296
Less accumulated amortization		(45,221)	(44,232)
Intangible assets, net		$37,176	$39,064
Total amortization expense was $1.6 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.
Future amortization expense related to intangible assets subject to amortization are as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$4,739
2015	6,060
2016	5,537
2017	5,240
2018	3,288
Thereafter	12,312
$37,176

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Legal	$1,376	$2,139
Accounting	782	928
Severance	173	297
Restructuring	9,307	9,170
Sales milestones	1,958	1,828
Accrued taxes	924	1,120
Deferred rent	1,073	1,163
Royalties	2,436	2,347
Commissions	4,376	6,180
Payroll and related	10,196	9,369
Litigation settlements	22,708	22,600
Other	7,145	5,855
Total accrued expenses	$62,454	$62,996
Goodwill
The changes in the carrying amount of goodwill from December 31, 2013 through March 31, 2014 are as follows (in thousands):

Balance at December 31, 2013	$183,004
Effect of foreign exchange rate on goodwill	84
Balance at March 31, 2014	$183,088
4. License and Supply Agreements
The Company’s license and developmental consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 20, 2014.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (the "Amended Credit Facility") with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $28 million term loan drawn at closing with a $5 million delayed draw within 12 months, for a total term loan maximum borrowing of $33 million and a revolving line of credit with a maximum borrowing base of $40 million. The Company used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. The $5 million delayed draw was borrowed on April 1, 2014.
The term loan interest rate is priced at the London Interbank Offered Rate ( "LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2014, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan are due beginning in October 2013 through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs within the unaudited consolidated balance sheets as of September 30, 2013. At March 31, 2014, $0.7 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheets, which will be amortized over the remaining term of the Amended Credit Facility.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The Amended Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility in connection with the acquisition of Phygen and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the "First Amendment to the Credit Facility”). The First Amendment to the Credit Facility allowed the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment to the Credit Facility, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. On August 30, 2013, the Company entered into the Amended Credit Agreement with MidCap.
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility, as amended, as of March 31, 2014.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company has the option, but is not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described below. Following such initial draw down, the Company may draw down additional amounts under the Facility Agreement up to an aggregate $15 million for working capital or general corporate purposes in $2.5 million increments until the end of the Draw Period. The Company has agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
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
In connection with the execution of the Facility Agreement on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock (the “Initial Warrants”) (See Note 8). Additionally, each disbursement borrowing under the Facility Agreement shall be accompanied by the issuance to Deerfield of warrants to purchase up to 10,000,000 shares of the Company’s common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants") (See Note 8).
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund its 2014 Orthotec settlement payment obligations. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued 4,000,000 Draw Warrants, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the Initial Warrants were reclassified as a debt discount and are being amortized through interest expense over the term of the debt using the effective interest method. Orthotec settlement payments of $1.75 million were made in March 2014, leaving remaining proceeds of $17.8 million, which were classified as restricted cash as of March 31, 2014, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
Principal payments on debt are as follows as of March 31, 2014 (in thousands):

Year Ending December 31,
Remainder of 2014	$2,997
2015	3,000
2016	48,501
2017	6,667
2018	6,667
Thereafter	6,666
Total	74,498
Add: capital lease principal payments	1,216
Less: debt discount	(7,410)
Total	68,304
Less: current portion of long-term debt	(4,189)
Long-term debt, net of current portion	$64,115

6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2014	$2,452	$391
2015	2,724	461
2016	1,424	422
2017	247	82
2018	58	—
Thereafter	2	—
	$6,907	1,356
Less: amount representing interest		(140)
Present value of minimum lease payments		1,216
Current portion of capital leases		(442)
Capital leases, less current portion		$774

Rent expense under operating leases for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.0 million, respectively.
Litigation
In 1998, Eurosurgical, a French company in the business of sales and marketing of spinal implants, entered into a distribution agreement for the United States, Mexico, Canada, India and Australia with Orthotec, LLC, a California company (“Orthotec”). In 2004, Orthotec sued Eurosurgical in connection with a contractual dispute and a final $9 million judgment was entered against Eurosurgical by a California court in 2006. In 2007, following a default judgment, a federal court in California declared Eurosurgical liable to Orthotec for $30 million in connection with an intellectual property dispute. In 2006, Eurosurgical’s European assets were ultimately acquired by Surgiview, SAS, ("Surgiview"), in a sale agreement, ("the Partial Sale Agreement"), approved by a French court. After this sale, Surgiview became a subsidiary of Scient’x in 2006. Orthotec attempted to recover on Eurosurgical’s obligations by filing a motion in a California court to add Surgiview to the judgment against Eurosurgical on theories including successor liability and fraudulent conveyance. In February 2007, the California court denied Orthotec’s motion, indicating that Orthotec had not carried its burdens of proof. Orthotec chose to not proceed with a further hearing in September 2007.
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximate 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on the Company’s board) in a new action in California state court in which it sought (in addition to damages related to other causes of action and punitive damages related thereto) to have the defendants bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million. On February 10, 2014, the jury reached a verdict in which Surgiview was found to have transferred assets for less than fair market value in connection with Surgiview’s purchase of certain assets of Eurosurgical, and to have interfered with certain contractual rights of Orthotec. Although a formal judgment was never entered, the jury awarded monetary damages in the amount of $47.9 million, plus interest, against Surgiview related to various causes of action alleged by Orthotec.
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
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into a binding term sheet to settle all legal matters between Orthotec and the Company and its directors and affiliates.  Pursuant to the binding term sheet, the Company has agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid on April 10, 2014. The remaining $31.5 million will be paid to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter. This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving the Company, its directors and affiliates.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company believe that the claims are without merit and it intends to vigorously defend itself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to the Company, regardless of who the defendant is, could have a significant adverse effect on its financial condition and results of operations.

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
At March 31, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to any litigation matters that have not reached a settlement. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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
7. Net Loss Per Share
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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(6,673)	$(2,649)
Denominator:
Weighted average common shares outstanding	97,668	96,701
Weighted average unvested common shares subject to repurchase	(830)	(875)
Weighted average common shares outstanding—basic	96,838	95,826
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—
Weighted average common shares outstanding—diluted	96,838	95,826
Net loss per common share:
Basic and diluted net loss per share	$(0.07)	$(0.03)

The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	5,378	3,939
Unvested restricted share awards	830	875
Warrants to purchase common stock	10,844	594
Total	17,052	5,408
8. Equity Transactions
Warrants
In connection with the execution of the Facility Agreement, on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock immediately exercisable at an exercise price equal to $1.39 (the “Initial Warrants”) expiring on March 17, 2020. The number of shares of common stock into which the Initial Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of the Company’s common stock. The warrants have the same dividend rights to the same extent as if the warrants had been exercised for shares of common stock.
Each disbursement borrowing under the Facility Agreement shall be accompanied by the issuance to Deerfield of additional warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price equal to the lesser of the Initial Warrant exercise price or the average daily volume weighted average price per share of the Company’s common stock for the 15 days following the request for borrowing (the “Draw Warrants”). The number of Draw Warrants issued for each draw will be in proportion to the amount of draw compared to the total $50 million facility.
The Initial Warrants were valued on March 17, 2014 using a Black-Scholes option pricing model that resulted in a value of $5.7 million, which was recorded as a current liability with an offset to a deferred charge asset and will be amortized on a straight line basis through interest expense over the term of the Facility Agreement commitment period ending January 30, 2015. To the extent the Company draws on the $50 million Facility Agreement, a proportionate amount of the unamortized current deferred charge will be reclassified as debt discount and amortized through interest expense over the term of the debt using the effective interest method.
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund its 2014 Orthotec settlement payment obligations. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39. The Draw Warrants were valued at $4.7 million using the Black-Scholes option pricing model, which was recorded as a current liability with an offset to debt discount. In connection with the $20 million draw, $2.3 million of the deferred charge recorded upon the issuance of the Initial Warrants was reclassified as a debt discount.
As of March 31, 2014, the 10,250,000 outstanding Initial Warrants and Draw Warrants were revalued to their fair value with a charge to other income of $0.1 million. The warrant liability of $10.3 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of March 31, 2014.
At March 31, 2014, our outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

March 31, 2014
Risk-free interest rate	1.9%
Dividend yield	—%
Expected volatility	74%
Expected life (years)	6.0

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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased less than $0.1 million during the three months ended March 31, 2014. The increase in unrecognized tax benefits during the three months ended March 31, 2014 was primarily related to an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries, partially offset by changes in prior year uncertain tax positions within the Company's foreign subsidiaries. The unrecognized tax benefits at March 31, 2014 were $7.9 million. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 11) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
The income tax provision consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates.
The Company is not currently under examination by the IRS, or by foreign, state or local tax authorities.
10. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.
During the three months ended March 31, 2014 and 2013, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three months ended March 31, 2014 totaled $7.7 million, which represented greater than 10 percent of the Company’s consolidated revenues. In the International geographic region, sales in Japan for the three months ended March 31, 2013 totaled $6.4 million, which represented greater than 10 percent of the Company’s consolidated revenues.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
United States	$32,050	$33,062
International	17,123	17,381
Total consolidated revenues	$49,173	$50,443
Total assets by region were as follows (in thousands):

	March 31, 2014	December 31, 2013
United States	$223,667	$196,383
International	162,615	169,247
Total consolidated assets	$386,282	$365,630

11. Restructuring
On September 16, 2013, the Company announced that Scient'x has begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes a reduction and a further expected reduction in 2014 in Scient'x's workforce and closing of the manufacturing facilities in France. The Company estimates that it will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs of approximately $11.6 million associated with this restructuring. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $9.3 million within the condensed consolidated balance sheet as of March 31, 2014. Additionally, the Company has recorded restructuring expenses of $0.8 million within the condensed consolidated statement of operations for the three months ending March 31, 2014. The Company estimates that it will record total severance and benefits of approximately $10.0 million and facility closing and other restructuring costs of approximately $1.6 million. The Company expects to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
Below is a table of the movement (in thousands):

	Accrued Balance at	Expensed	Paid and	Accrued Balance at	Total Costs	Total Expected
	December 31, 2013	March 31, 2014	Other	March 31, 2014	Incurred	Remaining Costs
Social plan costs	$9,170	$287	$(336)	$9,121	$9,540	$500
Other restructuring costs	—	489	(303)	186	901	700
Total	$9,170	$776	$(639)	$9,307	$10,441	$1,200

12. Related Party Transactions
For the three months ended March 31, 2014, the Company incurred expenses of $0.1 million and had a liability of $0.2 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (See Note 6 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the three months ended March 31, 2014 and 2013, the Company incurred legal expenses of less than $0.1 million and $0.6 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed on March 20, 2014. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involve risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth in our Annual Report on Form 10-K for the year ending December 31, 2013 and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.
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
Revenue and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, vertebral body replacement devices, plates, products to treat vertebral compression fractures and bone grafting materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. In general, except for those countries where we have a direct sales force (the U.S., Japan, Italy and the United Kingdom), we use independent distributors that purchase our products and market them to surgeons. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. If we offer payment terms greater than our customary business terms or begin operating in a new market, revenues are deferred until the earlier of when payments become due or cash is received from the related distributors.
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

Restructuring expenses. Restructuring expenses consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination incurred in connection with the reorganization of the Scient’x operations in France.
Total other income (expense). Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges, gains and losses on warrant liability and other non-operating gains and losses.
Income tax provision (benefit). Income tax provision (benefit) consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, goodwill and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2014	2013
Revenues	$49,173	$50,443
Cost of revenues	15,433	17,270
Amortization of acquired intangible assets	446	431
Gross profit	33,294	32,742
Operating expenses:
Research and development	4,181	3,682
Sales and marketing	18,059	18,495
General and administrative	14,222	11,130
Amortization of acquired intangible assets	758	793
Restructuring expenses	776	—
Total operating expenses	37,996	34,100
Operating loss	(4,702)	(1,358)
Other income (expense):
Interest income	3	2
Interest expense	(1,688)	(695)
Other income (expense), net	383	(650)
Total other income (expense)	(1,302)	(1,343)
Pretax net loss	(6,004)	(2,701)
Income tax provision (benefit)	669	(52)
Net loss	$(6,673)	$(2,649)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues. Revenues were $49.2 million for the three months ended March 31, 2014 compared to $50.4 million for the three months ended March 31, 2013, representing a decrease of $1.3 million, or 2.5%. The decrease was primarily comprised of $1.0 million related to sales in the U.S. region and $0.3 million related to sales in the International region.
U.S. revenues were $32.1 million for the three months ended March 31, 2014 compared to $33.1 million for the three months ended March 31, 2013, representing a decrease of $1.0 million, or 3.1%. The decrease was due primarily to a decline in sales of Biologics of $0.9 million resulting from the voluntary removal of Puregen from the market in 2013 ($1.0 million).
International revenues were $17.1 million for the three months ended March 31, 2014 compared to $17.4 million for the three months ended March 31, 2013, representing a decrease of $0.3 million, or 1.5%. The decrease was due to a reduction of sales in France as a result of the restructuring ($1.5 million), offset by an increase of sales of Alphatec implants and instruments in Japan ($1.3 million). The decrease in revenue is inclusive of $0.7 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $15.4 million for the three months ended March 31, 2014 compared to $17.3 million for the three months ended March 31, 2013, representing a decrease of $1.8 million, or 10.6%. The decrease was primarily the result of a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($1.1 million). In addition, there was a decrease related to lower product costs as a result of sales volume and variation in product mix ($1.0 million) and a decrease in inventory reserves and adjustments ($0.4 million), offset by an increase in royalty and milestone expenses due to change in product mix ($0.7 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended March 31, 2014 and 2013. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $33.3 million for the three months ended March 31, 2014 compared to $32.7 million for the three months ended March 31, 2013, representing an increase of $0.6 million, or 1.7%. The increase was due to a reduction in the cost of revenues resulting from the decrease in amortization expense ($1.1 million), a decrease in inventory reserves and adjustments ($0.5 million), and improved product cost and mix ($0.7 million), offset by a decrease in sales volume ($1.0 million) and an increase in royalty and milestone expenses due to a change in product mix ($0.7 million).
Gross margin. Gross margin was 67.7% for the three months ended March 31, 2014 compared to 64.9% for the three months ended March 31, 2013. The increase of 2.8 percentage points was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.2 percentage points), favorable variation in pricing and product mix (1.4 percentage points) and a decrease in inventory reserves and adjustments (0.6 percentage points), offset by an increase in royalty and milestone expenses due to a change in product mix (1.4 percentage points).
Gross margin for the U.S. region was 71.9% for the three months ended March 31, 2014 compared to 67.8% for the three months ended March 31, 2013. The increase of 4.1 percentage points was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.3 percentage points) and favorable variation in pricing and product mix (3.6 percentage points), offset by an increase in royalty and milestone expenses due to a change in product mix (2.3 percentage points), and an increase in inventory reserves and adjustments (0.5 percentage points).
Gross margin for the International region was 59.8% for the three months ended March 31, 2014 compared to 59.4% for the three months ended March 31, 2013. The increase of 0.4 percentage points was due to a reduction in inventory reserves and adjustments (3.0 percentage points), offset by an unfavorable variation in pricing and product mix (2.6 percentage points).
Research and development expense. Research and development expense was $4.2 million for the three months ended March 31, 2014 compared to $3.7 million for the three months ended March 31, 2013, representing an increase of $0.5 million, or 13.6%. The increase was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $18.1 million for the three months ended March 31, 2014 compared to $18.5 million for the three months ended March 31, 2013, representing a decrease of $0.4 million, or 2.4%. The decrease was primarily due to a reduction of marketing expenses in the International region resulting from the restructuring of the Scient'x organization.
General and administrative expense. General and administrative expense was $14.2 million for the three months ended March 31, 2014 compared to $11.1 million for the three months ended March 31, 2013, representing an increase of $3.1 million, or 27.8%. The increase was due to an increase in the legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.8 million for the three months ended March 31, 2014 compared to $0.8 million for the three months ended March 31, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expenses. Restructuring expenses was $0.8 million for the three months ended March 31, 2014 compared to $0.0 million for the three months ended March 31, 2013. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected further reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs of approximately $10.4 million associated with this restructuring. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
Interest expense. Interest expense was $1.7 million for the three months ended March 31, 2014 and $0.7 million for the three months ended March 31, 2013 representing an increase of $1.0 million, or 142.9%. The increase of $1.0 million is primarily due to interest on higher levels of borrowings under the MidCap facility of $0.4 million and interest expense and amortization of debt discount of $0.3 million related to the Deerfield facility.
Other income (expense), net. Other income (expense), net was income of $0.4 million for the three months ended March 31, 2014 compared to expense of $(0.7) million for the three months ended March 31, 2013. The income for the three months ended March 31, 2014 was primarily due to favorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on our foreign subsidiaries books as compared to 2013 and $0.1 million of income related to the change in fair value of common stock warrant liability.
Income tax provision (benefit). Income tax provision (benefit) was a provision of $0.7 million for the three months ended March 31, 2014 compared to a benefit of $(0.1) million for the three months ended March 31, 2013. The income tax provision in 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The income tax benefit in 2013 consists primarily of income tax benefits related to operations in Japan and Brazil, partially offset by state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in our other foreign jurisdictions.
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
Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and other non-recurring income or expense items, such as litigation expenses and trial costs, in-process research and development expense, acquisition related transaction expenses and restructuring expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(6,673)	$(2,649)
Stock-based compensation	944	1,184
Depreciation	3,250	3,521
Amortization of intangible assets	397	1,514
Amortization of acquired intangible assets	1,204	1,224
Interest expense, net	1,685	693
Income tax provision (benefit)	669	(52)
Other income (expense), net	(383)	650
Restructuring and other expenses	812	—
Litigation expenses and trial costs	4,779	—
Adjusted EBITDA	$6,684	$6,085
Liquidity and Capital Resources
At March 31, 2014, our principal sources of liquidity consisted of cash of $23.8 million and accounts receivable, net of $38.8 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2015. We expect to fund the operating expenses, including the French Scient'x restructuring expenses, from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap, and a facility agreement, ("the Facility Agreement"), with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively, "Deerfield") entered into during the three months ended March 31, 2014. We will use the restricted cash of $17.8 million and proceeds from the Facility Agreement to pay amounts due under the Orthotec settlement discussed below.
On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap, which was amended and restated on August 30, 2013 to, among other things, increase the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $28 million term loan with an additional $5 million delayed draw for 12 months. The $5 million delayed draw was borrowed on April 1, 2014. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%, subject to a 9.5% floor.
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2014. See “Credit Facility and Other Debt” below.
On March 15, 2014, we, Orthotec and certain other parties, including certain directors and affiliates entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs. Surgical S.A.S. legal matter and all other litigation matters between Orthotec, LLC and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash payments. In accordance with the binding term sheet, we made payments totaling $1.75 million in March 2014 and we made an additional $15.75 million payment on April 10, 2014. We will pay the remaining $31.5 million to Orthotec in 28 quarterly installments of $1.1 million beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the remaining $31.5 million that we owe, which we will pay in $1.1 million quarterly payments after the $49 million settlement amount is paid. We anticipate funding a portion of the 2014 payment obligations with proceeds from the Facility Agreement described in the next paragraph.
On March 17, 2014, we entered into the Facility Agreement, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we have the option, but are not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we may draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. In addition, in the event the Litigation Satisfaction has not occurred prior to December 15, 2014, we may request no later than January 30, 2015 a draw of the entire amount available under the Facility Agreement; provided that such amount will remain in a special deposit account until the Litigation Satisfaction occurs. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the 2014 Orthotec settlement payment obligations.
Based on our current operating plan, we believe that we will be in compliance with our financial covenants under the Credit Facility and the Facility Agreement for the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or if we incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility and the Facility Agreement. Upon the occurrence of an event of default which is not waived by MidCap or Deerfield, they could declare the amounts outstanding under the Credit Facility and the Facility Agreement immediately due and payable and refuse to extend further credit. If MidCap or Deerfield were to accelerate the repayment of borrowings under the Credit Facility and the Facility Agreement, we may not have sufficient cash on hand to repay the amounts due under the Credit Facility and the Facility Agreement and would have to seek to amend the terms of the Credit Facility and the Facility Agreement or seek alternative financing. There can be no assurance that in the event of a default, a waiver could be obtained from MidCap or Deerfield, that the Credit Facility and the Facility Agreement could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements, there can be no assurance that additional financing will be available on favorable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Credit Facility and payments due under the Cross Medical and Orthotec settlement agreements. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving Credit Facility or Facility Agreement, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
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
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of March 31, 2014.

Operating Activities
We used net cash of $16.4 million from operating activities for the three months ended March 31, 2014. During this period, net cash used in operating activities primarily consisted of a net loss of $6.7 million and working capital and other assets of $16.6 million, which were offset by $6.9 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets of $16.6 million consisted of increases in restricted cash of $17.8 million, inventory of $1.2 million and in other assets of $0.1 million and decreases in accrued expenses and other liabilities of $4.0 million, partially offset by decreases in accounts receivable of $2.6 million and increases in accounts payable of $4.0 million. The increase in restricted cash was funded by proceeds of $19.5 million from notes payable included in financing activities and was reduced by payments of $1.8 million for the Orthotec settlement, with a corresponding decrease in accrued liabilities.
Investing Activities
We used cash of $1.5 million, net of accounts payable, in investing activities for the three months ended March 31, 2014, including $1.8 million for the purchase of surgical instruments, offset by a $0.3 million cash receipt for the sale of assets.
Financing Activities
Financing activities provided net cash of $20.3 million for the three months ended March 31, 2014. We drew $20 million under the Deerfield facility and received cash proceeds of $19.5 million, net of a transaction fee of $0.5 million. Payments net of borrowings under the Credit Facility revolving line of credit totaled $2.4 million in the three months ended March 31, 2014. We made principal payments on notes payable and capital leases totaling $1.6 million in the three months ended March 31, 2014.
Credit Facility and Other Debt
On August 30, 2013, we entered into an Amended and Restated Credit, Security and Guaranty Agreement with MidCap to, among other things, increase the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Credit Facility consists of a $28 million term loan drawn at closing with a $5 million delayed draw within 12 months, for a total term loan maximum borrowing of $33 million and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. The $5 million delayed draw was borrowed on April 1, 2014. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013 and are due through maturity, with the remaining principal due upon maturity.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2014.
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
On March 20, 2014, we drew $20 million under the Facility Agreement with Deerfield and received net proceeds of $19.5 million to fund the 2014 Orthotec settlement payment obligations. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017. As of March 31, 2014, the balance of these capital leases, net of interest totaled $1.2 million.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of March 31, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
		2014
	Total	(9 months)	2015	2016	2017	2018	Thereafter
Credit Facility with MidCap	$53,751	$2,250	$3,000	$48,501	$—	$—	$—
Credit Facility with Deerfield	20,000	—	—	—	6,667	6,667	6,666
Interest expense	19,173	4,725	6,052	4,458	1,750	1,750	438
Note payable for insurance premiums	747	747	—	—	—	—	—
Capital lease obligations	1,356	391	461	422	82	—	—
Operating lease obligations	6,907	2,452	2,724	1,424	247	58	2
Litigation settlement obligations	62,083	19,850	7,400	4,400	4,400	4,400	21,633
Minimum purchase commitments	35,415	6,165	5,850	5,850	5,850	5,850	5,850
Guaranteed minimum royalty obligations	12,624	2,307	2,418	2,218	2,218	2,245	1,218
New product development milestones (1)	2,700	—	—	2,700	—	—	—
Total	$214,756	$38,887	$27,905	$69,973	$21,214	$20,970	$35,807
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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$66	$55
Research and development	420	46
Sales and marketing	125	103
General and administrative	333	980
Total	$944	$1,184
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board, or “FASB”, issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments became effective for us on January 1, 2014. We adopted this guidance and the adoption did not have any impact on our financial statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses of cash and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•
the effect of our strategy to streamline our organization and lower our costs, including the effect of the restructuring of our French operations, on the financial condition and operations of our business, and the timing of such effects;

•	our beliefs about the attractiveness of the features and benefits of our products;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results.
We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and any updates to those risk factors filed from time to time in our Quarterly

Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.
Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of March 31, 2014, our outstanding floating rate indebtedness totaled $53.8 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
Foreign Currency Risk
Our foreign currency exposure continues to grow as we expand internationally. Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. Additionally, we have exposure in U.S dollar denominated debt of approximately $6.3 million recorded on our Japanese Yen functional currency subsidiary. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have a material impact on our results of operations for the three months ended March 31, 2014.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2004, HealthpointCapital (Luxembourg) I S.à.r.l. acquired a minority (33.1 percent) interest in Scient’x. In July 2005, Scient’x acquired an approximate 73 percent interest in Surgiview. At that time, HealthpointCapital Partners, L.P. (through a Luxembourg subsidiary) held a minority interest in Scient’x, which in turn held an interest in Surgiview, but HealthpointCapital Partners II, L.P. had no ownership interest in Scient’x or Surgiview. On November 21, 2007, more than a year after the Partial Sale Agreement was executed, HealthpointCapital Partners II, L.P. acquired majority ownership of Scient’x. In May 2008, after the acquisition of Scient’x by HealthpointCapital in 2007, Orthotec sued Scient’x, Surgiview, HealthpointCapital LLC and certain former directors of Scient’x (who also serve on our board) in a new action in California state court in which it sought (in addition to damages related to other causes of action and punitive damages related thereto) to have the defendants bear responsibility for the $39 million in judgments that had been assessed against Eurosurgical, which, together with interest is now greater than $70 million. On February 10, 2014, the jury reached a verdict in which Surgiview was found to have transferred assets for less than fair market value in connection with Surgiview’s purchase of certain assets of Eurosurgical, and to have interfered with certain contractual rights of Orthotec. Although a formal judgment has not yet been entered, the jury awarded monetary damages in the amount of $47.9 million, plus interest, against Surgiview related to various causes of action alleged by Orthotec.
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
On March 15, 2014, we, Orthotec, LLC and certain other parties, including certain of our directors and affiliates, entered into a binding term sheet to settle all legal matters between Orthotec and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid on April 10, 2014. We will pay the remaining $31.5 million to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter. This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving us and our directors and affiliates.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements, as well as failed to disclose material facts, about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.
On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints have been consolidated into a single action and we have been named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by our and HeathpointCapital’s respective insurance carriers. We believe the claims are without merit and, subject to final approval of any settlement, intend to vigorously defend ourselves against these complaints. No assurances can be given as to the timing or outcome of this lawsuit.
At March 31, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to any litigation matters that have not reached a settlement. We are and may become involved in various other legal proceedings arising from our business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None, except for the warrants issued to Deerfield to purchase common stock, which was previously disclosed in our Current Reports on Form 8-K filed with the SEC on March 19, 2014 and March 26, 2014.

Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. No shares were repurchased during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	—	$—	—	—
February 1, 2014 through February 28, 2014	—	$—	—	—
March 1, 2014 through March 31, 2014	—	$—	—	—
__________________________

(1)	There were no shares forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Warrant to Purchase Common Stock.		Form 8-K (Exhibit 4.1)	3/19/14	000-52024

4.2
Registration Rights Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 4.2)	3/19/14	000-52024

10.1 †
Facility Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 10.1)	3/19/14	000-52024

10.2
Guaranty and Security Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations International Master Fund, L.P. and Deerfield Mgmt, L.P.
			Form 8-K (Exhibit 10.2)	3/19/14	000-52024

10.3 †
First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto.
			Form 8-K (Exhibit 10.3)	3/19/14	000-52024

10.4	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014.	X

10.5	Employment Agreement by and among Alphatec Holdings, Inc. and its subsidiaries, Alphatec Spine, Inc. and Alphatec Pacific, Inc., and Mitsuo Asai, dated January 15, 2014.	X

10.6	Binding Term Sheet by and among Alphatec Holdings, Inc., Healthpoint Capital, LLC, and OrthoTec, LLC, dated March 15, 2014.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.
X
__________________________

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: April 30, 2014

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Warrant to Purchase Common Stock.		Form 8-K (Exhibit 4.1)	3/19/14	000-52024

4.2
Registration Rights Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 4.2)	3/19/14	000-52024

10.1 †
Facility Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 10.1)	3/19/14	000-52024

10.2
Guaranty and Security Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., Deerfield Special Situations International Master Fund, L.P. and Deerfield Mgmt, L.P.
			Form 8-K (Exhibit 10.2)	3/19/14	000-52024

10.3 †
First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto.
			Form 8-K (Exhibit 10.3)	3/19/14	000-52024

10.4	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014.	X

10.5	Employment Agreement by and among Alphatec Holdings, Inc. and its subsidiaries, Alphatec Spine, Inc. and Alphatec Pacific, Inc., and Mitsuo Asai, dated January 15, 2014.	X

10.6	Binding Term Sheet by and among Alphatec Holdings, Inc., Healthpoint Capital, LLC, and OrthoTec, LLC, dated March 15, 2014.	X

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.
X
__________________________

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.