Form 10-Q
period 2014-06-30
Alphatec Holdings, Inc.
filed 2014-07-31
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of July 30, 2014, there were 97,961,858 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$18,983	$21,345
Restricted cash	2,001	—
Accounts receivable, net	44,662	41,395
Inventories, net	42,447	41,939
Prepaid expenses and other current assets	7,886	7,694
Deferred income tax assets	1,389	1,372
Total current assets	117,368	113,745
Property and equipment, net	27,390	28,030
Goodwill	182,301	183,004
Intangibles, net	35,412	39,064
Other assets	2,239	1,787
Total assets	$364,710	$365,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,965	$10,790
Accrued expenses	36,904	62,996
Deferred revenue	1,838	1,009
Common stock warrant liabilities	11,173	—
Current portion of long-term debt	5,909	4,924
Total current liabilities	69,789	79,719
Long-term debt, less current portion	70,909	49,978
Other long-term liabilities	34,360	38,784
Deferred income tax liabilities	2,199	1,870
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2014 and December 31, 2013; 3,319 shares issued and outstanding at both June 30, 2014 and December 31, 2013	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2014 and December 31, 2013; 97,961 and 97,599 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	411,032	403,568
Shareholder note receivable	(5,000)	—
Accumulated other comprehensive income	3,155	3,877
Accumulated deficit	(245,250)	(235,682)
Total stockholders’ equity	163,850	171,676
Total liabilities and stockholders’ equity	$364,710	$365,630
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$53,167	$51,020	$102,340	$101,463
Cost of revenues	16,600	18,501	32,033	35,771
Amortization of acquired intangible assets	447	426	893	857
Gross profit	36,120	32,093	69,414	64,835
Operating expenses:
Research and development	4,534	3,666	8,715	7,348
Sales and marketing	19,837	19,160	37,896	37,655
General and administrative	9,241	11,445	23,463	22,575
Amortization of acquired intangible assets	757	721	1,515	1,514
Restructuring expense	(90)	—	686	—
Total operating expenses	34,279	34,992	72,275	69,092
Operating income (loss)	1,841	(2,899)	(2,861)	(4,257)
Other income (expense):
Interest income	3	—	6	2
Interest expense	(3,747)	(927)	(5,435)	(1,622)
Other income (expense), net	(685)	(400)	(302)	(1,050)
Total other income (expense)	(4,429)	(1,327)	(5,731)	(2,670)
Pretax net loss	(2,588)	(4,226)	(8,592)	(6,927)
Income tax provision (benefit)	307	435	976	383
Net loss	$(2,895)	$(4,661)	$(9,568)	$(7,310)
Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.10)	$(0.08)
Weighted-average shares used in computing net loss per share:
Basic and diluted	96,922	95,926	96,860	95,876
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(2,895)	$(4,661)	$(9,568)	$(7,310)
Foreign currency translation adjustments	(901)	1,718	(722)	(2,767)
Comprehensive loss	$(3,796)	$(2,943)	$(10,290)	$(10,077)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(9,568)	$(7,310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,555	12,589
Stock-based compensation	2,139	1,979
Interest expense related to amortization of debt discount and debt issuance costs	2,356	209
Provision for doubtful accounts	227	184
Provision for excess and obsolete inventory	1,338	3,101
Deferred income tax (benefit) expense	354	(156)
Other noncash items	1,498	1,065
Changes in operating assets and liabilities:
Restricted cash	(2,001)	—
Accounts receivable	(2,674)	(1,310)
Inventories	(1,825)	(5,079)
Prepaid expenses and other current assets	2,640	547
Other assets	(167)	102
Accounts payable	2,145	2,170
Accrued expenses and other	(31,260)	(5,430)
Deferred revenues	193	(179)
Net cash (used in) provided by operating activities	(25,050)	2,482
Investing activities:
Purchases of property and equipment	(4,875)	(7,681)
Purchase of intangible assets	—	(500)
Cash paid for acquisitions	—	(4,000)
Cash received from sale of assets	300	—
Net cash used in investing activities	(4,575)	(12,181)
Financing activities:
Borrowings under lines of credit	79,101	68,746
Repayments under lines of credit	(72,757)	(66,926)
Principal payments on capital lease obligations	(455)	—
Proceeds from notes payable	24,500	—
Principal payments on notes payable	(2,901)	(1,432)
Net cash provided by financing activities	27,488	388
Effect of exchange rate changes on cash	(225)	18
Net decrease in cash	(2,362)	(9,293)
Cash at beginning of period	21,345	22,241
Cash at end of period	$18,983	$12,948

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,637	$1,786
Cash paid for income taxes	$293	$1,226
Purchases of property and equipment in accounts payable	$2,470	$2,274
Non-cash debt discount	$500	$—
Initial fair value of warrant liability	$10,368	$—
Purchase of property and equipment through capital lease	$759	$—

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
Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash of $19.0 million combined with anticipated cash flow from operations in 2014 and other working capital, excluding common stock warrant liability, of $39.8 million at June 30, 2014 and the Company's available borrowings under the credit facilities with MidCap Financial, LLC ("MidCap") and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”), will be sufficient to fund its cash requirements, including the required payments due under the Orthotec litigation settlement (Note 6), through at least June 30, 2015.
The Company’s amended and restated credit facility (the “Amended Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 5). Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through June 30, 2015. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility, which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all.

Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2014. Except as discussed below, these accounting policies have not significantly changed during the six months ended June 30, 2014.
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
Fair Value Measurements
The carrying amount of financial instruments consisting of cash, restricted cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation and current portion of long-term debt included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value.
Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of June 30, 2014 or December 31, 2013. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2013	$—
Issuance	10,368
Changes in fair value	805
Balance at June 30, 2014	$11,173
Common stock warrant liabilities are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The increase in the fair value of the common stock warrant liabilities as of June 30, 2014 was primarily driven by the increase in the Company's stock price at June 30, 2014 as compared against the the Company's stock price on March 17, 2014, the date the common stock warrants were issued.

Warrants for Common Stock
Common stock warrants that contain compliance covenants and cash payment obligations are classified as common stock warrant liabilities on the consolidated balance sheet. The Company records the warrant liability at fair value and adjusts the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in the consolidated statement of operations.
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
In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. The Company is evaluating the impact, if any, of adopting this new accounting standard on its financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company. beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable	$45,600	$42,443
Allowance for doubtful accounts	(938)	(1,048)
Accounts receivable, net	$44,662	$41,395

Inventories, net
Inventories, net consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,992	$—	$4,992	$4,375	$—	$4,375
Work-in-process	1,002	—	1,002	531	—	531
Finished goods	57,911	(21,458)	36,453	60,979	(23,946)	37,033
Inventories	$63,905	$(21,458)	$42,447	$65,885	$(23,946)	$41,939
Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2014	December 31, 2013
Surgical instruments	4	$63,191	$62,636
Machinery and equipment	7	15,301	14,692
Computer equipment	3	3,150	3,357
Office furniture and equipment	5	3,833	3,703
Leasehold improvements	various	3,740	4,161
Building	39	78	52
Land	n/a	11	10
Construction in progress	n/a	627	1,228
		89,931	89,839
Less accumulated depreciation and amortization		(62,541)	(61,809)
Property and equipment, net		$27,390	$28,030
Total depreciation expense was $3.1 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively. Total depreciation expense was $6.4 million and $7.2 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance. At December 31, 2013, assets recorded under capital leases of $1.8 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	June 30, 2014	December 31, 2013
Developed product technology	3-8	$23,564	$23,633
Distribution rights	3	2,413	2,343
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	17,686
Core technology	10	5,100	5,137
Trademarks and trade names	3-9	3,897	3,920
Customer-related	12-15	22,057	22,161
Distribution network	10-12	4,027	4,027
Physician education programs	10	3,139	3,160
Supply agreement	10	225	225
		82,142	83,296
Less accumulated amortization		(46,730)	(44,232)
Intangible assets, net		$35,412	$39,064
Total amortization expense was $1.6 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively. Total amortization expense was $3.2 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.
Future amortization expense related to intangible assets as of June 30, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$3,120
2015	6,031
2016	5,511
2017	5,214
2018	3,272
Thereafter	12,264
$35,412

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Legal	$670	$2,139
Accounting	859	928
Severance	357	297
Restructuring	1,350	9,170
Sales milestones	2,040	1,828
Accrued taxes	459	1,120
Deferred rent	980	1,163
Royalties	2,349	2,347
Commissions	5,412	6,180
Payroll and related	7,049	9,369
Litigation settlements	7,300	22,600
Accrued interest	878	416
Other	7,201	5,439
Total accrued expenses	$36,904	$62,996
Goodwill
The changes in the carrying amount of goodwill from December 31, 2013 through June 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$183,004
Effect of foreign exchange rate on goodwill	(703)
Balance at June 30, 2014	$182,301
4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 20, 2014.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (the "Amended Credit Facility") with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million, of which $29.8 million was outstanding at June 30, 2014. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ( "LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2014, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs within the unaudited consolidated balance sheets as of September 30, 2013. At June 30, 2014, $0.6 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheets, which will be amortized over the remaining term of the Amended Credit Facility.
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
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility as of June 30, 2014.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company has the option, but is not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 6 below. Following such initial draw down, the Company may draw down additional amounts under the Facility Agreement up to an aggregate $15 million for working capital or general corporate purposes in $2.5 million increments until the end of the Draw Period. The Company has agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property, which is subordinated to the security interest granted under the Amended Credit Facility.
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
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that are due in 2014. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued 4,000,000 Draw Warrants, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method. Orthotec settlement payments of $17.5 million were made in March and April 2014, leaving remaining proceeds of $2.0 million, which were classified as restricted cash as of June 30, 2014, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
Principal payments on debt are as follows as of June 30, 2014 (in thousands):

Year Ending December 31,
Remainder of 2014	$2,404
2015	5,775
2016	54,015
2017	6,667
2018	6,667
Thereafter	6,666
Total	82,194
Add: capital lease principal payments	1,641
Less: debt discount	(7,017)
Total	76,818
Less: current portion of long-term debt	(5,909)
Long-term debt, net of current portion	$70,909
6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows as of June 30, 2014 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2014	$1,675	$369
2015	2,976	662
2016	1,646	623
2017	300	183
2018	59	—
Thereafter	1	—
	$6,657	1,837
Less: amount representing interest		(196)
Present value of minimum lease payments		1,641
Current portion of capital leases		(595)
Capital leases, less current portion		$1,046
Rent expense under operating leases for the three months ended June 30, 2014 and 2013 was $0.8 million and $1.0 million, respectively. Rent expense under operating leases for the six months ended June 30, 2014 and 2013 was $1.8 million and $2.0 million, respectively.

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
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into a binding term sheet to settle all legal matters between Orthotec and the Company and its directors and affiliates.  Pursuant to the binding term sheet, the Company has agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid in April 2014. The Company will pay the remaining $31.5 million to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount, which is recorded as shareholder note receivable within the condensed consolidated balance sheet. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter. This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving the Company, its directors and affiliates.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company's financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933 against the same named defendants. On May 3, 2012, the Company filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in the Company’s favor on March 28,

2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. The Company believes that the claims are without merit and it intends to vigorously defend itself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to the Company, regardless of who the defendant is, could have a significant adverse effect on its financial condition and results of operations.
On August 25, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and the Company was named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. On April 24, 2014, the court entered an order preliminarily approving the proposed settlement. A final settlement hearing will be held on August 15, 2014. The Company believes the claims are without merit and, subject to final approval of any settlement, intends to vigorously defend itself against these complaints. No assurances can be given as to the timing or outcome of this lawsuit.
At June 30, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to any litigation matters that have not reached a settlement. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(2,895)	$(4,661)	$(9,568)	$(7,310)
Denominator:
Weighted average common shares outstanding	97,832	96,795	97,730	96,748
Weighted average unvested common shares subject to repurchase	(910)	(869)	(870)	(872)
Weighted average common shares outstanding—basic	96,922	95,926	96,860	95,876
Effect of dilutive securities:
Options, warrants and restricted share awards	—	—	—	—
Weighted average common shares outstanding—diluted	96,922	95,926	96,860	95,876
Net loss per common share:
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.10)	$(0.08)
The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	7,270	4,098	7,320	4,099
Unvested restricted share awards	910	869	870	872
Warrants to purchase common stock	10,844	594	10,844	594
Total	19,024	5,561	19,034	5,565
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
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that are due in 2014. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39. The Draw Warrants were valued at $4.7 million using the Black-Scholes option pricing model, which was recorded as a current liability with an offset to debt discount. In connection with the $20 million draw, $2.3 million of the deferred charge recorded upon the issuance of the Initial Warrants was reclassified as a debt discount.
As of June 30, 2014, the 10,250,000 outstanding Initial Warrants and Draw Warrants were revalued to their fair value with a charge to other income (expense) of $0.9 million and $0.8 million for the three and six months ended June 30, 2014. The warrant liability of $11.2 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of June 30, 2014.
At June 30, 2014, our outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

June 30, 2014
Risk-free interest rate	1.9%
Dividend yield	—%
Expected volatility	73%
Expected life (years)	5.75
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased by $0.1 million during the six months ended June 30, 2014. The increase in unrecognized tax benefits during the six months ended June 30, 2014 was primarily related to an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries, partially offset by changes in prior year uncertain tax positions within the Company's foreign subsidiaries. The unrecognized tax benefits at June 30, 2014 were $8.0 million. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 11) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
The income tax provision consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates.
The Company is not currently under examination by the Internal Revenue Service, or by foreign, state or local tax authorities.
10. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.
During the three and six months ended June 30, 2014 and 2013, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and six months ended June 30, 2014 totaled $7.7 million and $15.4 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues. In the International geographic region, sales in Japan for the three and six months ended June 30, 2013 totaled $7.1 million and $13.5 million which represented greater than 10 percent of the Company’s consolidated revenues.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$34,518	$32,491	$66,568	$65,553
International	18,649	18,529	35,772	35,910
Total consolidated revenues	$53,167	$51,020	$102,340	$101,463
Total assets by region were as follows (in thousands):

	June 30, 2014	December 31, 2013
United States	$202,415	$196,383
International	162,295	169,247
Total consolidated assets	$364,710	$365,630
11. Restructuring
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.4 million to date associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $1.4 million within the condensed consolidated balance sheet as of June 30, 2014. Additionally, the Company has recorded restructuring expense of $0.7 million within the condensed consolidated statement of operations for the six months ending June 30, 2014. The Company has substantially completed the activities associated with the restructuring as of June 30, 2014, and a substantial portion has been paid.
Below is a table of the movement (in thousands):

	Accrued Balance at	Expensed	Paid and	Accrued Balance at	Total Costs
	December 31, 2013	June 30, 2014	Other	June 30, 2014	Incurred
Social plan costs	$9,170	$197	$(8,105)	$1,262	$9,450
Other restructuring costs	—	489	(401)	88	901
Total	$9,170	$686	$(8,506)	$1,350	$10,351

12. Related Party Transactions
For the six months ended June 30, 2014, the Company incurred expenses of $0.3 million and had a liability of $0.4 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (see Note 6 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the six months ended June 30, 2014 and 2013, the Company incurred legal expenses of less than $0.1 million and $1.0 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.
Shareholder Note Receivable
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into a binding term sheet to settle all legal matters between Orthotec and the Company and its directors and affiliates (see Note 6 – Commitments and Contingencies – Litigation).  Pursuant to the binding term sheet, the Company has agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid in April 2014. The remaining $31.5 million will be paid to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. In June 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount.

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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$53,167	$51,020	$102,340	$101,463
Cost of revenues	16,600	18,501	32,033	35,771
Amortization of acquired intangible assets	447	426	893	857
Gross profit	36,120	32,093	69,414	64,835
Operating expenses:
Research and development	4,534	3,666	8,715	7,348
Sales and marketing	19,837	19,160	37,896	37,655
General and administrative	9,241	11,445	23,463	22,575
Amortization of acquired intangible assets	757	721	1,515	1,514
Restructuring expense	(90)	—	686	—
Total operating expenses	34,279	34,992	72,275	69,092
Operating income (loss)	1,841	(2,899)	(2,861)	(4,257)
Other income (expense):
Interest income	3	—	6	2
Interest expense	(3,747)	(927)	(5,435)	(1,622)
Other income (expense), net	(685)	(400)	(302)	(1,050)
Total other income (expense)	(4,429)	(1,327)	(5,731)	(2,670)
Pretax net loss	(2,588)	(4,226)	(8,592)	(6,927)
Income tax provision	307	435	976	383
Net loss	$(2,895)	$(4,661)	$(9,568)	$(7,310)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues. Revenues were $53.2 million for the three months ended June 30, 2014 compared to $51.0 million for the three months ended June 30, 2013, representing an increase of $2.1 million, or 4.2%. The increase was the result of growth in both the U.S. region ($2.0 million) and the International region ($0.1 million).
U.S. revenues were $34.5 million for the three months ended June 30, 2014 compared to $32.5 million for the three months ended June 30, 2013, representing an increase of $2.0 million, or 6.2%. The increase was the result of greater sales directly to hospitals ($3.0 million), offset by a decrease in stocking revenue ($1.0 million).
International revenues were $18.6 million for the three months ended June 30, 2014 compared to $18.5 million for the three months ended June 30, 2013, representing an increase of $0.1 million, or 0.6%. The increase was the result of growth in implants and instruments ($1.7 million), offset by the elimination of revenue in France as a result of the restructuring of our Scient'x operations ($1.6 million). The exchange rate effect on international revenues was not significant.
Cost of revenues. Cost of revenues was $16.6 million for the three months ended June 30, 2014 compared to $18.5 million for the three months ended June 30, 2013, representing a decrease of $1.9 million, or 10.3%. The decrease was the result of a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($1.1 million), a reduction in inventory reserves and adjustments ($1.4 million) and a reduction in depreciation expense related to instruments ($0.5 million). Offsetting these cost reductions were higher product costs ($1.1 million) resulting primarily from an increase in sales volume and variation in product mix.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended June 30, 2014 and 2013. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $36.1 million for the three months ended June 30, 2014 compared to $32.1 million for the three months ended June 30, 2013, representing an increase of $4.0 million, or 12.5%. The increase was due to a reduction in the cost of revenues ($2.9 million) and an increase in sales volume ($1.7 million), offset by unfavorable regional and product mix ($0.6 million).
Gross margin. Gross margin was 67.9% for the three months ended June 30, 2014 compared to 62.9% for the three months ended June 30, 2013. The increase of 5.0 percentage points was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.2 percentage points), a decrease in inventory reserves and adjustments (2.5 percentage points), a reduction in depreciation expense related to instruments (1.1 percentage points) and a reduction in royalty and milestone expenses due to a change in product mix (0.4 percentage points), offset by unfavorable variation in regional and product mix (1.2 percentage points).
Gross margin for the U.S. region was 71.8% for the three months ended June 30, 2014 compared to 65.0% for the three months ended June 30, 2013. The increase of 6.8 percentage points was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.5 percentage points), a decrease in inventory reserves and adjustments (2.8 percentage points), and a reduction in instrument depreciation expense (1.0 percentage points), offset by unfavorable variation in pricing and product mix (0.5 percentage points).
Gross margin for the International region was 60.8% for the three months ended June 30, 2014 compared to 59.1% for the three months ended June 30, 2013. The increase of 1.7 percentage points was due to a reduction in inventory reserves and adjustments (1.9 percentage points), a reduction in instrument depreciation (1.4 percentage points) and a reduction in royalty expense based on product mix (1.4 percentage points), offset by an unfavorable variation in pricing and product mix (3.0 percentage points).
Research and development expense. Research and development expense was $4.5 million for the three months ended June 30, 2014 compared to $3.7 million for the three months ended June 30, 2013, representing an increase of $0.9 million, or 23.7%. The increase was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $19.8 million for the three months ended June 30, 2014 compared to $19.2 million for the three months ended June 30, 2013, representing an increase of $0.7 million, or 3.5%. The increase was primarily due to an increase in U.S. commission expense ($0.9 million), partially offset by a reduction of marketing expenses in the International region resulting from the restructuring of the Scient'x organization.
General and administrative expense. General and administrative expense was $9.2 million for the three months ended June 30, 2014 compared to $11.4 million for the three months ended June 30, 2013, representing a decrease of $2.2 million, or 19.3%. The decrease was primarily due to a decrease in the legal expenses associated with the Orthotec litigation.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.8 million for the three months ended June 30, 2014 compared to $0.7 million for the three months ended June 30, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense. Restructuring expense was a reduction of expenses of $0.1 million for the three months ended June 30, 2014 compared to no restructuring expense for the three months ended June 30, 2013. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of June 30, 2014 substantially all the activities associated with the restructuring are completed and a substantial portion of these costs have been paid.
Interest expense, net. Interest expense, net, was $3.7 million for the three months ended June 30, 2014 and $0.9 million for the three months ended June 30, 2013 representing an increase of $2.8 million, or 304.2%. The increase is primarily due to interest expense and amortization of debt discount related to the Deerfield facility ($1.8 million), imputed interest on the Orthotec settlement ($0.5 million) and interest on higher levels of borrowings under the MidCap facility ($0.5 million).
Other income (expense), net. Other income (expense) was net expense of $0.7 million for the three months ended June 30, 2014 compared to expense of $0.4 million for the three months ended June 30, 2013. The expense for the three months ended June 30, 2014 was due to the change in fair value of common stock warrant liability ($0.9 million), partially offset by favorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books ($0.2 million). The expense in the three months ended June 30, 2013 was primarily due to unfavorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books.
Income tax provision. Income tax provision was $0.3 million for the three months ended June 30, 2014 compared to a $0.4 million for the three months ended June 30, 2013. The income tax provision in 2014 and 2013 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenues. Revenues were $102.3 million for the six months ended June 30, 2014 compared to $101.5 million for the six months ended June 30, 2013, representing an increase of $0.9 million, or 0.9%. The increase was the result of growth in he U.S. region ($1.0 million), offset by a decrease in the International region ($0.1 million).
U.S. revenues were $66.6 million for the six months ended June 30, 2014 compared to $65.6 million for the six months ended June 30, 2013, representing an increase of $1.0 million, or 1.5%. The increase was the result of greater sales direct to hospitals ($3.6 million), offset by a decrease in stocking revenue ($2.6 million).
International revenues were $35.8 million for the six months ended June 30, 2014 compared to $35.9 million for the six months ended June 30, 2013, representing a decrease of $(0.1) million, or (0.4)%. The decrease was the result of the elimination of revenue in France as a result of the restructuring ($3.1 million), offset by growth in implants and instruments ($3.0 million).The decrease in revenue is inclusive of $0.7 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $32.0 million for the six months ended June 30, 2014 compared to $35.8 million for the six months ended June 30, 2013, representing a decrease of $3.7 million, or 10.4%. The decrease was the result of a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($2.1 million), a reduction in inventory reserves and adjustments ($1.6 million) and a reduction in depreciation expense related to instruments ($0.6 million). Offsetting these cost reductions are higher product costs ($0.1 million) and increased royalties and milestone expenses resulting from a variation in product mix ($0.5 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.9 million for both the six months ended June 30, 2014 and 2013. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $69.4 million for the six months ended June 30, 2014 compared to $64.8 million for the six months ended June 30, 2013, representing an increase of $4.6 million, or 7.1%. The increase was due to a reduction in the cost of revenues ($3.9 million) and an increase in sales volume ($0.7 million).
Gross margin. Gross margin was 67.8% for the six months ended June 30, 2014 compared to 63.9% for the six months ended June 30, 2013. The increase of 3.9% was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.2 percentage points), a reduction in depreciation expense related to instruments (0.6 percentage points) and a decrease in inventory reserves and adjustments (1.6 percentage points), offset by an increase in royalty and milestone expenses due to a change in product mix (0.5 percentage points).

Gross margin for the U.S. region was 71.9% for the six months ended June 30, 2014 compared to 66.4% for the six months ended June 30, 2013. The increase of 5.5 percentage points was due to a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.4 percentage points), favorable variation in pricing and product mix (1.5 percentage points), a decrease in inventory reserves and adjustments (1.3 percentage points) and a reduction in depreciation expense related to instruments (0.5 percentage points), offset by an increase in royalty and milestone expenses due to a change in product mix (1.2 percentage points).
Gross margin for the International region was 60.3% for the six months ended June 30, 2014 compared to 59.3% for the six months ended June 30, 2013. The increase of 1.0 percentage points was due to a reduction in inventory reserves and adjustments (2.2 percentage points), a reduction in depreciation expense related to instruments (0.8 percentage points) and a decrease in royalty and milestone expenses due to a change in product mix (0.8 percentage points), offset by an unfavorable variation in pricing and product mix (2.8 percentage points).
Research and development expense. Research and development expense was $8.7 million for the six months ended June 30, 2014 compared to $7.3 million for the six months ended June 30, 2013, representing an increase of $1.4 million, or 18.6%. The increase was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $37.9 million for the six months ended June 30, 2014 compared to $37.7 million for the six months ended June 30, 2013, representing an increase of $0.2 million, or 0.6%. The increase was due to an increase in commission expense ($1.5 million), offset by a reduction in the International region resulting from the restructuring of the Scient'x organization.
General and administrative expense. General and administrative expense was $23.5 million for the six months ended June 30, 2014 compared to $22.6 million for the six months ended June 30, 2013, representing an increase of $0.9 million, or 3.9%. The increase was primarily due to the legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.5 million for the six months ended June 30, 2014 compared to $1.5 million for the six months ended June 30, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Restructuring expense. Restructuring expense was $0.7 million for the six months ended June 30, 2014 compared to $0.0 million for the six months ended June 30, 2013. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring includes an expected further reduction in Scient'x's workforce and closing of the manufacturing facilities in France. As of June 30, 2014 substantially all the activities associated with the restructuring are completed and a substantial portion of these costs have been paid.
Interest expense, net. Interest expense was $5.4 million for the six months ended June 30, 2014 and $1.6 million for the six months ended June 30, 2013 representing an increase of $3.8 million, or 235.1%. The increase is due to interest expense and amortization of debt discount related to the Deerfield facility ($2.1 million), imputed interest on the Orthotec settlement ($0.6 million) and interest on higher levels of borrowings under the MidCap facility ($1.0 million).
Other income (expense), net. Other income (expense), net was expense of $(0.3) million for the six months ended June 30, 2014 compared to expense of $(1.1) million for the six months ended June 30, 2013. The expense for the six months ended June 30, 2014 was due to the change in fair value of common stock warrant liability ($0.8 million), partially offset by favorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on our foreign subsidiaries books ($0.5 million). The expense for the six months ended June 30, 2013 was primarily due to unfavorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on our foreign subsidiaries' books.
Income tax provision. Income tax provision was $1.0 million for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013. The income tax provision in 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate partially offset by tax benefits related to operations in Japan and Brazil.
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
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,895)	$(4,661)	$(9,568)	$(7,310)
Stock-based compensation	1,195	795	2,139	1,979
Depreciation	3,102	3,654	6,352	7,175
Amortization of intangible assets	398	1,529	795	3,043
Amortization of acquired intangible assets	1,204	1,147	2,408	2,371
Interest expense, net	3,744	927	5,429	1,620
Income tax provision (benefit)	307	435	976	383
Other income (expense), net	685	400	302	1,050
Restructuring and other expense	(90)	655	722	655
Litigation expenses and trial costs	—	—	4,779	—
Adjusted EBITDA	$7,650	$4,881	$14,334	$10,966
Liquidity and Capital Resources
At June 30, 2014, our principal sources of liquidity consisted of cash of $19.0 million and accounts receivable, net of $44.7 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2015. We expect to fund the operating expenses, including the French Scient'x restructuring expenses, from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap, and a facility agreement, ("the Facility Agreement"), with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively, "Deerfield") entered into in March 2014. We will use the restricted cash of $2.0 million and proceeds from the Facility Agreement to pay amounts due under the Orthotec settlement discussed below.
On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap, which was amended and restated on August 30, 2013 to, among other things, increase the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $33 million term loan. A $5 million delayed draw on the term loan was borrowed on April 1, 2014. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%, subject to a 9.5% floor.
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2014. See “Credit Facility and Other Debt” below.
On March 15, 2014, we, Orthotec and certain other parties, including certain directors and affiliates entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs. Surgical S.A.S. legal matter and all other litigation matters between Orthotec, LLC and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash payments. In accordance with the binding term sheet, we made payments totaling $1.75 million in March 2014 and we made an additional $15.75 million payment on April 10, 2014. We will pay the remaining $31.5 million to Orthotec in 28 quarterly installments of $1.1 million beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the remaining $31.5 million that we owe, which we will pay in $1.1 million quarterly payments after the $49 million settlement amount is paid. We anticipate funding a portion of the 2015 payment obligations with proceeds from the Facility Agreement described in the next paragraph.
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
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Amended Credit Facility and payments due under the Cross Medical and Orthotec settlement agreements. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving Amended Credit Facility or Facility Agreement, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through the end of 2014. If we are not able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. Additionally, the capital markets have recently been highly volatile and there has been a lack of liquidity for certain financial instruments, especially those with exposure to mortgage-backed securities and auction rate securities. This lack of liquidity has made it difficult for the fair value of these types of instruments to be determined. We did not hold any marketable securities as of June 30, 2014.
Operating Activities
We used net cash of $25.1 million from operating activities for the six months ended June 30, 2014. During this period, net cash used in operating activities primarily consisted of a net loss of $9.6 million and working capital and other assets of $32.9 million, which were offset by $17.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets of $32.9 million consisted of increases in restricted cash of $2.0 million, accounts receivable of $2.7 million, inventory of $1.8 million and in other assets of $0.2 million and decreases in accrued expenses and other liabilities of $31.3 million, partially offset by decreases in prepaid expenses and other current assets of $2.6 million and increases in accounts payable of $2.1 million. The increase in restricted cash was funded by proceeds of $19.5 million from notes payable included in financing activities and was reduced by payments of $17.5 million for the Orthotec settlement, with a corresponding decrease in accrued liabilities. Accrued expenses related to the Scient'x restructuring decreased by $7.8 million primarily due to the payment of employee severance and related payroll taxes.
Investing Activities
We used cash of $4.6 million, net of accounts payable, in investing activities for the six months ended June 30, 2014, including $4.9 million for the purchase of surgical instruments, offset by a $0.3 million cash receipt for the sale of assets.
Financing Activities
Financing activities provided net cash of $27.5 million for the six months ended June 30, 2014. We drew $20 million under the Deerfield facility and received cash proceeds of $19.5 million, net of a transaction fee of $0.5 million and drew $5 million on the MidCap term loan. Borrowings net of payments under the Amended Credit Facility revolving line of credit totaled $6.3 million in the six months ended June 30, 2014. We made principal payments on notes payable and capital leases totaling $3.4 million in the six months ended June 30, 2014.
Amended Credit Facility and Other Debt
On August 30, 2013, we entered into an Amended and Restated Credit, Security and Guaranty Agreement with MidCap to, among other things, increase the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and a $5 million delayed draw that was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. The $5 million delayed draw was borrowed on April 1, 2014. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
The Amended Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Amended Credit Facility as of June 30, 2014.
On March 17, 2014, we entered into a First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, or the First Amendment, with MidCap as Administrative Agent and lender and other lenders from time to time a party thereto, or together with MidCap, the Lenders. The First Amendment permits, among other things, our execution of, and borrowing of loans, under the Facility Agreement and Alphatec Spine’s granting of liens as security therefore, and the consummation of a Litigation Satisfaction and the completion of certain conditions. The First Amendment also added a total leverage ratio financial covenant to the Amended Credit Facility.
On March 20, 2014, we drew $20 million under the Facility Agreement with Deerfield and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that are due in 2014. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017. As of June 30, 2014, the balance of these capital leases, net of interest totaled $1.6 million.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of June 30, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
		2014
	Total	(6 months)	2015	2016	2017	2018	Thereafter
Amended Credit Facility with MidCap	$61,924	$2,182	$5,727	$54,015	$—	$—	$—
Credit Facility with Deerfield	20,000	—	—	—	6,667	6,667	6,666
Interest expense	19,470	3,620	6,793	5,119	1,750	1,750	438
Notes payable for software licenses	138	90	48	—	—	—	—
Note payable for insurance premiums	132	132	—	—	—	—	—
Capital lease obligations	1,837	369	662	623	183	—	—
Operating lease obligations	6,657	1,675	2,976	1,646	300	59	1
Litigation settlement obligations	45,333	3,100	7,400	4,400	4,400	4,400	21,633
Minimum purchase commitments	34,010	4,760	5,850	5,850	5,850	5,850	5,850
Guaranteed minimum royalty obligations	12,104	1,787	2,418	2,218	2,218	2,245	1,218
New product development milestones (1)	2,700	—	—	2,700	—	—	—
Total	$204,305	$17,715	$31,874	$76,571	$21,368	$20,971	$35,806
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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$80	$54	$146	$109
Research and development	690	42	1,110	88
Sales and marketing	86	106	211	210
General and administrative	339	591	672	1,572
Total	$1,195	$793	$2,139	$1,979
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board, or FASB, issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments became effective for us on January 1, 2014. We adopted this guidance and the adoption did not have any impact on our financial statements.

In April 2014, the FASB issued new guidance related to reporting discontinued operations. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The new standard is effective for fiscal years beginning on or after December 15, 2014. We are evaluating the impact, if any, of adopting this new accounting standard on our financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting this new accounting standard on our financial statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

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

•	our beliefs about the attractiveness of the features and benefits of our products;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our beliefs with respect to the attainment of sales milestones, development milestones, and product design and functionality testing requirements;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation and its potential effects on our results of operations, cash flows and financial position;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	our ability to meet and potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.
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
Interest Rate Risk
Our borrowings under our Amended Credit Facility expose us to market risk related to changes in interest rates. As of June 30, 2014, our outstanding floating rate indebtedness totaled $61.9 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the six months ended June 30, 2014.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 10,250,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its June 30, 2014 closing price of $1.63 per share would increase the fair value of the warrant liability by approximately $1.4 million with a corresponding charge to our income statement.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 15, 2014, we, Orthotec, LLC and certain other parties, including certain of our directors and affiliates, entered into a binding term sheet to settle all legal matters between Orthotec and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid in April 2014. We will pay the remaining $31.5 million to Orthotec in installments of $1.1 million paid quarterly, beginning in the fourth quarter of 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount, which is recorded as shareholder note receivable within the condensed consolidated balance sheet. In addition, a 7% simple interest rate will accrue on the unpaid portion of the $31.5 million. All accrued interest is not payable until the $49 million is paid, and such accrued interest shall be paid in $1.1 million installments each quarter. This settlement will result in mutual releases of all claims and the dismissal of all Orthotec-related litigation matters involving us and our directors and affiliates.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act of 1933, as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the

Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933 against the same named defendants. On May 3, 2012, we filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in our favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.
On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and we were named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve our corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by our and HeathpointCapital’s respective insurance carriers. On April 24, 2014, the court entered an order preliminarily approving the proposed settlement. A final settlement hearing will be held on August 15, 2014. We believe the claims are without merit and, subject to final approval of any settlement, intend to vigorously defend ourselves against these complaints. No assurances can be given as to the timing or outcome of this lawsuit.
At June 30, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to any litigation matters that have not reached a settlement. We are and may become involved in various other legal proceedings arising from our business activities. While management does not believe the ultimate disposition of these matters will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. No shares were repurchased during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	—	$—	—	—
May 1, 2014 through May 31, 2014	—	$—	—	—
June 1, 2014 through June 30, 2014	—	$—	—	—
__________________________

(1)
Not included in the table above are 2,293 shares forfeited in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value to pay such taxes.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: July 31, 2014

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Management contract or compensatory plan or arrangement.