Form 10-Q
period 2014-09-30
Alphatec Holdings, Inc.
filed 2014-10-30
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of October 29, 2014, there were 98,193,372 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$20,169	$21,345
Restricted cash	2,001	—
Accounts receivable, net	40,053	41,395
Inventories, net	41,986	41,939
Prepaid expenses and other current assets	7,230	7,694
Deferred income tax assets	1,273	1,372
Total current assets	112,712	113,745
Property and equipment, net	26,510	28,030
Goodwill	175,089	183,004
Intangibles, net	32,428	39,064
Other assets	1,863	1,787
Total assets	$348,602	$365,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,333	$10,790
Accrued expenses	34,995	62,996
Deferred revenue	1,142	1,009
Common stock warrant liabilities	10,660	—
Current portion of long-term debt	8,042	4,924
Total current liabilities	66,172	79,719
Long-term debt, less current portion	70,617	49,978
Other long-term liabilities	32,965	38,784
Deferred income tax liabilities	1,925	1,870
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2014 and December 31, 2013; 3,319 shares issued and outstanding at both September 30, 2014 and December 31, 2013	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2014 and December 31, 2013; 98,203 and 97,599 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	412,636	403,568
Shareholder note receivable	(5,000)	—
Accumulated other comprehensive (loss) income	(5,938)	3,877
Accumulated deficit	(248,291)	(235,682)
Total stockholders’ equity	153,320	171,676
Total liabilities and stockholders’ equity	$348,602	$365,630
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$51,013	$50,196	$153,353	$151,659
Cost of revenues	14,272	25,532	46,305	61,303
Amortization of acquired intangible assets	435	432	1,328	1,289
Gross profit	36,306	24,232	105,720	89,067
Operating expenses:
Research and development	4,423	3,028	13,138	10,376
In-process research and development	527	—	527	—
Sales and marketing	18,649	18,149	56,545	55,804
General and administrative	10,213	11,443	33,676	34,018
Amortization of acquired intangible assets	742	741	2,257	2,255
Restructuring expenses	20	4,045	706	4,045
Total operating expenses	34,574	37,406	106,849	106,498
Operating income (loss)	1,732	(13,174)	(1,129)	(17,431)
Other income (expense):
Interest income	2	2	8	4
Interest expense	(3,875)	(1,048)	(9,310)	(2,670)
Other income (expense), net	(928)	210	(1,230)	(840)
Total other income (expense)	(4,801)	(836)	(10,532)	(3,506)
Pretax net loss	(3,069)	(14,010)	(11,661)	(20,937)
Income tax (benefit) provision	(28)	500	948	883
Net loss	$(3,041)	$(14,510)	$(12,609)	$(21,820)

Net loss per basic share	$(0.03)	$(0.15)	$(0.13)	$(0.23)
Net loss per diluted share	$(0.04)	$(0.15)	$(0.13)	$(0.23)

Shares used in calculating basic net loss per share	97,391	96,381	97,040	96,046
Shares used in calculating diluted net loss per share	98,329	96,381	97,258	96,046
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(3,041)	$(14,510)	$(12,609)	$(21,820)
Foreign currency translation adjustments	(9,093)	4,737	(9,815)	1,970
Comprehensive income (loss)	$(12,134)	$(9,773)	$(22,424)	$(19,850)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(12,609)	$(21,820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,006	19,964
Stock-based compensation	3,641	2,832
Interest expense related to amortization of debt discount and debt issuance costs	4,354	285
Provision for doubtful accounts	443	225
Provision for excess and obsolete inventory	2,553	10,842
Deferred income tax expense (benefit)	338	(269)
Non-cash in-process research and development expenses	102	—
Other non-cash items	2,655	1,252
Changes in operating assets and liabilities:
Restricted cash	(2,001)	—
Accounts receivable	373	(1,704)
Inventories	(3,134)	(4,720)
Prepaid expenses and other current assets	4,143	1,627
Other assets	(202)	57
Accounts payable	(261)	(1,921)
Accrued expenses and other	(34,684)	172
Deferred revenues	(1)	(153)
Net cash (used in) provided by operating activities	(20,284)	6,669
Investing activities:
Purchases of property and equipment	(7,751)	(10,975)
Purchase of intangible assets	—	(750)
Cash paid for acquisitions	—	(4,000)
Cash received from sale of assets	300	—
Net cash used in investing activities	(7,451)	(15,725)
Financing activities:
Borrowings under lines of credit	122,066	109,283
Repayments under lines of credit	(115,068)	(130,017)
Principal payments on capital lease obligations	(605)	(1,705)
Proceeds from notes payable	24,500	28,000
Principal payments on notes payable	(3,836)	—
Net cash provided by financing activities	27,057	5,561
Effect of exchange rate changes on cash	(498)	(92)
Net decrease in cash	(1,176)	(3,587)
Cash at beginning of period	21,345	22,241
Cash at end of period	$20,169	$18,654

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,074	$2,759
Cash paid for income taxes	$487	$804
Purchases of property and equipment in accounts payable	$2,217	$2,087
Non-cash debt discount	$500	$—
Initial fair value of warrant liability	$10,368	$—
Purchase of property and equipment through capital lease	$759	$—

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
Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its cash as of September 30, 2014 of $20.2 million combined with anticipated cash flow from operations through September 30, 2015 and other working capital, excluding common stock warrant liabilities, of $37.0 million at September 30, 2014 and the Company's available borrowings under the credit facilities with MidCap Financial, LLC ("MidCap") and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”), will be sufficient to fund its cash requirements, including the required payments due under the Orthotec litigation settlement (Note 6), through at least September 30, 2015.
The Company’s amended and restated credit facility (the “Amended Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 5). Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through September 30, 2015. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility. There can be no assurance that the Company could obtain a waiver of such default from MidCap, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waiver or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may involve agreements that include covenants limiting or restricting the Company's ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 20, 2014. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2014.
Restricted Cash
In March 2014, the Company borrowed and set aside cash for the payment of a portion of the Orthotec litigation settlement (see Note 6) as limited by the terms of the facility agreement that it entered into with Deerfield on March 17, 2014 (see Note 5). The Company classified this cash as restricted, because it may not be used for purposes other than payments of amounts due under the Orthotec litigation settlement agreement.
In-Process Research and Development
In-process research and development (“IPR&D”) consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date the Company acquired them and had no alternative future use at that date or IPR&D assets acquired in a business acquisition that are determined to have no alternative future use. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will ever be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company expenses these costs. The Company expensed $0.5 million as in-process research and development in the three and nine months ended September 30, 2014.
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

The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of September 30, 2014 or December 31, 2013. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2013	$—
Issuance	10,368
Changes in fair value	292
Balance at September 30, 2014	$10,660
Common stock warrant liabilities are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (defined below) is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The increase in the fair value of the common stock warrant liabilities as of September 30, 2014 was primarily driven by the increase in the Company's stock price at September 30, 2014 as compared to the Company's stock price on March 17, 2014, the date the common stock warrants were issued.
Warrants to Purchase Common Stock
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
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ended December 31, 2016.
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable	$41,062	$42,443
Allowance for doubtful accounts	(1,009)	(1,048)
Accounts receivable, net	$40,053	$41,395
Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,526	$—	$4,526	$4,375	$—	$4,375
Work-in-process	1,017	—	1,017	531	—	531
Finished goods	57,317	(20,874)	36,443	60,979	(23,946)	37,033
Inventories	$62,860	$(20,874)	$41,986	$65,885	$(23,946)	$41,939
Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2014	December 31, 2013
Surgical instruments	4	$63,019	$62,636
Machinery and equipment	7	15,461	14,692
Computer equipment	3	3,193	3,357
Office furniture and equipment	5	3,823	3,703
Leasehold improvements	various	3,719	4,161
Building	39	72	52
Land	n/a	10	10
Construction in progress	n/a	1,016	1,228
		90,313	89,839
Less accumulated depreciation and amortization		(63,803)	(61,809)
Property and equipment, net		$26,510	$28,030

Total depreciation expense was $2.9 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively. Total depreciation expense was $9.2 million and $10.9 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance. At December 31, 2013, assets recorded under capital leases of $1.8 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.
Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	September 30, 2014	December 31, 2013
Developed product technology	3-8	$22,880	$23,633
Distribution rights	3	2,270	2,343
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	17,686
Core technology	10	4,740	5,137
Trademarks and trade names	3-9	3,674	3,920
Customer-related	12-15	21,026	22,161
Distribution network	10-12	4,027	4,027
Physician education programs	10	2,916	3,160
Supply agreement	10	225	225
		79,478	83,296
Less accumulated amortization		(47,050)	(44,232)
Intangible assets, net		$32,428	$39,064
Total amortization expense was $1.6 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively. Total amortization expense was $4.8 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively.
Future amortization expense related to intangible assets as of September 30, 2014 is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$1,493
2015	5,792
2016	5,281
2017	4,984
2018	3,127
Thereafter	11,751
$32,428

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Legal	$570	$2,139
Accounting	949	928
Severance	459	297
Restructuring	730	9,170
Sales milestones	96	1,828
Accrued taxes	811	1,120
Deferred rent	884	1,163
Royalties	2,443	2,347
Commissions	5,275	6,180
Payroll and related	8,013	9,369
Litigation settlements	8,386	22,600
Accrued interest	887	416
Other	5,492	5,439
Total accrued expenses	$34,995	$62,996
Goodwill
The changes in the carrying amount of goodwill from December 31, 2013 through September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$183,004
Effect of foreign exchange rate on goodwill	(7,915)
Balance at September 30, 2014	$175,089
4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2013, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 20, 2014.
OsseoFix Spinal Fracture Reduction License Agreement
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
In August 2014, the Company entered a third amendment (the “Third Amendment”) to the License Agreement. Pursuant to the Third Amendment: (i) the royalty rate paid by the Company for the net sales of licensed products is a fixed amount per quarter through December 31, 2016; (ii) the royalty rate starting in 2017 will be increased from 7.0% to 8.5%; (ii) starting in 2017, the minimum royalty obligation is $0.2 million per year, with such minimum royalty obligation being further reduced stating in 2018; (iii) the territory is amended so that the United States is removed from the territory in which the Company can sell and market licensed products; (iv) all obligations of the Company to purse a clinical trial in the United States are deleted; and (v) all milestone payments based on the achievement of certain sales milestones are deleted. In connection with this amendment the Company reversed the $1.7 million accrual it had recorded for the sales milestone payment into cost of goods sold for the three and nine months ended September 30, 2014.
Asset Purchase Agreement
In July 2014, the Company entered into an asset purchase and product development services agreement (the "Asset Agreement") whereby the Company purchased rights to the conceptual design for an intervertebral implant device. The financial terms of the Agreement include payments in cash and the Company's common stock upon achievement of various milestones. The Company treated this arrangement as an asset acquisition. In the three months ended September 30, 2014, the Company made cash payments totaling $0.2 million and issued 72,992 shares of the Company's common stock valued at $0.1 million. The Company recognized the cash and stock payments of $0.3 million as in-process research and development expense in the three and nine months ended September 30, 2014.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into an Amended and Restated Credit, Security and Guaranty Agreement (the "Amended Credit Facility") with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million, of which $31.8 million was outstanding at September 30, 2014. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ( "LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2014, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs within the unaudited consolidated balance sheet as of September 30, 2013. At September 30, 2014, $0.5 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility in connection with the acquisition of the assets of Phygen, LLC ("Phygen") and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the "First Amendment to the Credit Facility”). The First Amendment to the Credit Facility allowed the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment to the Credit Facility, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap gave the Company its consent to waive certain provisions of the Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. On August 30, 2013, the Company entered into the Amended Credit Agreement with MidCap.
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2014.
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
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that are due in 2014. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued 4,000,000 Draw Warrants, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method. Orthotec settlement payments of $17.5 million were made in the nine months ending September 30, 2014, leaving remaining proceeds of $2.0 million, which were classified as restricted cash, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on October 1, 2014. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.

Principal payments on debt are as follows as of September 30, 2014 (in thousands):

Year Ending December 31,
Remainder of 2014	$2,018
2015	6,869
2016	54,894
2017	6,667
2018	6,667
Thereafter	6,666
Total	83,781
Add: capital lease principal payments	1,491
Less: debt discount	(6,613)
Total	78,659
Less: current portion of long-term debt	(8,042)
Long-term debt, net of current portion	$70,617
6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows as of September 30, 2014 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2014	$877	$181
2015	3,228	662
2016	1,827	623
2017	377	183
2018	68	—
Thereafter	4	—
	$6,381	1,649
Less: amount representing interest		(158)
Present value of minimum lease payments		1,491
Current portion of capital leases		(586)
Capital leases, less current portion		$905
Rent expense under operating leases for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.9 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2014 and 2013 was $2.6 million and $2.9 million, respectively.

Litigation
The Company previously reported that on March 15, 2014, the Company had entered into a binding term sheet (the "Binding Term Sheet") to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters (the "Orthotec Settlement"). Both the Orthotec litigation matter and the Orthotec Settlement have been previously reported. Pursuant to the terms contained in the Binding Term Sheet, the Company agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in June 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $700,000, commencing October 1, 2014. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due will accrue interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior court of California, Los Angeles County and all other related litigation matters involving the Company, its directors and affiliates.
On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the "Settlement Agreement"). The Settlement Agreement contains substantially the same business terms as the Binding Term Sheet set forth above, and supersedes the Binding Term Sheet.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933 (the "Securities Act"), as amended. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company's financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Section 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, the Company filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in the Company’s favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. The Company believes that the claims are without merit and it intends to vigorously defend itself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to the Company, regardless of who the defendant is, could have a significant adverse effect on its financial condition and results of operations.
On August 25, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and the Company was named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and allegedly made false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. The settlement was approved in August 2014.
At September 30, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to any litigation matters that have not reached a settlement. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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
7. Net Loss Per Share
Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss for basic earnings per share	$(3,041)	$(14,510)	$(12,609)	$(21,820)
Decrease in fair value of warrants	(513)	—	(520)	—
Diluted net loss applicable to common stockholders	$(3,554)	$(14,510)	$(13,129)	$(21,820)
Denominator:
Weighted average common shares outstanding	98,126	97,318	97,864	96,940
Weighted average unvested common shares subject to repurchase	(735)	(937)	(824)	(894)
Weighted average common shares outstanding—basic	97,391	96,381	97,040	96,046
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	938	—	218	—
Weighted average common shares outstanding—diluted	98,329	96,381	97,258	96,046
Net loss per share:
Basic	$(0.03)	$(0.15)	$(0.13)	$(0.23)
Diluted	$(0.04)	$(0.15)	$(0.13)	$(0.23)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	6,904	2,383	7,199	4,355
Unvested restricted share awards	735	937	824	894
Warrants to purchase common stock	594	594	6,844	594
Total	8,233	3,914	14,867	5,843
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
As of September 30, 2014, the 10,250,000 outstanding Initial Warrants and Draw Warrants were revalued to their fair value with a charge to other income (expense) of $0.5 million and ($0.3 million) for the three and nine months ended September 30, 2014. The warrant liability of $10.7 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of September 30, 2014.
At September 30, 2014, our outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

September 30, 2014
Risk-free interest rate	1.9%
Dividend yield	—%
Expected volatility	63%
Expected life (years)	5.5

9. Stock Benefit Plans and Stock-Based Compensation
In July 2014, the Company granted 932,000 performance-based restricted stock units ("PSUs") to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from July 1, 2014 through December 31, 2016. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.42 per share based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals.
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased less than $0.1 million during the nine months ended September 30, 2014. The decrease in unrecognized tax benefits during the nine months ended September 30, 2014 was primarily related to foreign currency fluctuations and changes in prior year uncertain tax positions within the Company's foreign subsidiaries, partially offset by an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at September 30, 2014 and December 31, 2013 were $7.8 million. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 11) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
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
During the three and nine months ended September 30, 2014 and 2013, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and nine months ended September 30, 2014 totaled $8.5 million and $23.8 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues. In the International geographic region, sales in Japan for the three and nine months ended September 30, 2013 totaled $7.3 million and $20.8 million which represented greater than 10 percent of the Company’s consolidated revenues.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$34,808	$33,696	$101,376	$99,249
International	16,205	16,500	51,977	52,410
Total consolidated revenues	$51,013	$50,196	$153,353	$151,659
Total assets by region were as follows (in thousands):

	September 30, 2014	December 31, 2013
United States	$200,012	$196,383
International	148,590	169,247
Total consolidated assets	$348,602	$365,630
12. Restructuring
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.4 million to date associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $0.7 million within the condensed consolidated balance sheet as of September 30, 2014. Additionally, the Company has recorded restructuring expense of $0.7 million within the condensed consolidated statement of operations for the nine months ending September 30, 2014. The Company has substantially completed the activities associated with the restructuring as of September 30, 2014, and a substantial portion has been paid.
Below is a table of the movement (in thousands):

	Accrued Balance at	Expensed	Paid and	Accrued Balance at	Total Costs
	December 31, 2013	September 30, 2014	Other	September 30, 2014	Incurred
Social plan costs	$9,170	$197	$(8,637)	$730	$9,450
Other restructuring costs	—	509	(509)	—	921
Total	$9,170	$706	$(9,146)	$730	$10,371
13. Related Party Transactions
For the nine months ended September 30, 2014, the Company incurred expenses of $0.2 million and had a liability of $0.2 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (see Note 6 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the nine months ended September 30, 2014 and 2013, the Company incurred legal expenses of less than $0.1 million and $1.3 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.
Shareholder Note Receivable
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliates of the Company, entered into the Binding Term Sheet to resolve the OrthoTec, LLC v. Surgiview, S.A.S., et al. matter in the Superior

Court of California, Los Angeles County, and related matters. On September 26, 2014, the parties entered into the Settlement Agreement, which superceded the Binding Term Sheet (see Note 6 – Commitments and Contingencies – Litigation).  Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec $49 million in cash, with initial cash payments of $1.75 million paid in March 2014 and $15.75 million paid in June 2014. The remaining $31.5 million will be paid to Orthotec in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $0.7 million, commencing October 1, 2014. In June 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2014. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involve risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth in our Annual Report on Form 10-K for the year ending December 31, 2013 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.
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
In-process research and development expense. In-process research and development expense consists of acquired research and development assets that were not part of an acquisition of a business and were not part of a business acquisition and were not technically feasible on the date we acquired such technology, provided that technology did not have any alternative future use at that date.
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
Income tax (benefit) provision . Income tax (benefit) provision consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the nine months ended September 30, 2014 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations
The table below sets forth certain statements of operations data for the periods indicated. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$51,013	$50,196	$153,353	$151,659
Cost of revenues	14,272	25,532	46,305	61,303
Amortization of acquired intangible assets	435	432	1,328	1,289
Gross profit	36,306	24,232	105,720	89,067
Operating expenses:
Research and development	4,423	3,028	13,138	10,376
In-process research and development	527	—	527	—
Sales and marketing	18,649	18,149	56,545	55,804
General and administrative	10,213	11,443	33,676	34,018
Amortization of acquired intangible assets	742	741	2,257	2,255
Restructuring expense	20	4,045	706	4,045
Total operating expenses	34,574	37,406	106,849	106,498
Operating income (loss)	1,732	(13,174)	(1,129)	(17,431)
Other income (expense):
Interest income	2	2	8	4
Interest expense	(3,875)	(1,048)	(9,310)	(2,670)
Other income (expense), net	(928)	210	(1,230)	(840)
Total other income (expense)	(4,801)	(836)	(10,532)	(3,506)
Pretax net loss	(3,069)	(14,010)	(11,661)	(20,937)
Income tax (benefit) provision	(28)	500	948	883
Net loss	$(3,041)	$(14,510)	$(12,609)	$(21,820)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues. Revenues were $51.0 million for the three months ended September 30, 2014 compared to $50.2 million for the three months ended September 30, 2013, representing an increase of $0.8 million, or 1.6%. The increase was the result of growth in the U.S. region ($1.1 million), offset by a decrease in the International region ($0.3 million).
U.S. revenues were $34.8 million for the three months ended September 30, 2014 compared to $33.7 million for the three months ended September 30, 2013, representing an increase of $1.1 million, or 3.3%. The increase was the result of greater sales directly to hospitals ($1.2 million), offset by a decrease in sales to stocking distributors in the U.S. ($0.1 million).
International revenues were $16.2 million for the three months ended September 30, 2014 compared to $16.5 million for the three months ended September 30, 2013, representing a decrease of $0.3 million, or 1.8%. The decrease was the result of the elimination of revenue in France as a result of the restructuring of our Scient'x operations ($1.3 million), offset by a growth in implants and instruments ($1.0 million). The decrease in revenue is inclusive of $0.4 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $14.3 million for the three months ended September 30, 2014 compared to $25.5 million for the three months ended September 30, 2013, representing a decrease of $11.3 million, or 44.1%. The decrease was primarily the result of one-time charges in 2013 for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($4.5 million), the obsolescence of the Puregen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion MIS product ($1.0 million) and one-time benefits realized in 2014 for the elimination of milestone accruals related to the amendment of a license agreement ($1.7 million), offset by one-time charges for contingent consideration associated with the 2012 Phygen acquisition ($0.5 million). In addition, there was a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($1.1 million), and a reduction in depreciation expense related to instruments ($0.7 million), offset by an increase in inventory reserves and adjustments ($0.7 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended September 30, 2014 and 2013. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $36.3 million for the three months ended September 30, 2014 compared to $24.2 million for the three months ended September 30, 2013, representing an increase of $12.1 million, or 49.8%. The increase was due to a reduction in the cost of revenues ($11.5 million) and an increase in sales volume ($0.6 million).
Gross margin. Gross margin was 71.2% for the three months ended September 30, 2014 compared to 48.3% for the three months ended September 30, 2013. The increase of 22.9 percentage points was due to a reduction in non-recurring charges and benefits (20.4 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.1 percentage points), and a reduction in depreciation expense related to instruments (1.5 percentage points), offset by an increase in inventory reserves and adjustments (0.5 percentage points), an increase in royalty and milestone expenses due to a change in product mix (0.4 percentage points) and unfavorable variation in regional and product mix (0.2 percentage points).
Gross margin for the U.S. region was 75.8% for the three months ended September 30, 2014 compared to 57.3% for the three months ended September 30, 2013. The increase of 18.5 percentage points was due to a reduction in non-recurring charges and benefits (16.8 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.2 percentage points), and a reduction in depreciation expense related to instruments (1.7 percentage points), offset by an increase in inventory reserves and adjustments (1.2 percentage points), and unfavorable variation in pricing and product mix (1.8 percentage points) and an increase in royalty and milestone expenses due to a change in product mix (0.2 percentage points).
Gross margin for the International region was 61.3% for the three months ended September 30, 2014 compared to 29.9% for the three months ended September 30, 2013. The increase of 31.4 percentage points was due to 2013 reserves related to the restructuring of the Scient'x organization (27.5 percentage points), a favorable variation in pricing and product mix (2.6 percentage points), a reduction in instrument depreciation (1.3 percentage points), a reduction in inventory reserves and adjustments (0.6 percentage points), offset by an increase in royalty expense based on product mix (0.6 percentage points).
Research and development expense. Research and development expense was $4.4 million for the three months ended September 30, 2014 compared to $3.0 million for the three months ended September 30, 2013, representing an increase of $1.4 million, or 46.1%. The increase was related to an increase in development activities.
In-process research and development expense. In-process research and development expense was $0.5 million for the three months ended September 30, 2014 compared to $0 million for the three months ended September 30, 2013, representing an increase of $0.5 million. The $0.5 million expense in 2014 relates to initial purchase payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing expense. Sales and marketing expense was $18.6 million for the three months ended September 30, 2014 compared to $18.1 million for the three months ended September 30, 2013, representing an increase of $0.5 million, or 2.8%. The increase was primarily due to an increase in commission expense ($0.3 million) and an increase in selling and marketing activities ($0.8), partially offset by a reduction of expenses in the International region resulting from the restructuring of the Scient'x organization ($0.6 million).
General and administrative expense. General and administrative expense was $10.2 million for the three months ended September 30, 2014 compared to $11.4 million for the three months ended September 30, 2013, representing a decrease of $1.2 million, or 10.7%. The decrease was primarily due to the elimination of legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for both the three months ended September 30, 2014 and 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense. Restructuring expense was less than $0.1 million for the three months ended September 30, 2014 compared to $4.0 million for the three months ended September 30, 2013. In September 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of September 30, 2014 substantially all the activities associated with the restructuring are completed and most of these costs have been paid.
Interest expense, net. Interest expense, net, was $3.9 million for the three months ended September 30, 2014 and $1.0 million for the three months ended September 30, 2013 representing an increase of $2.8 million, or 269.8%. The increase is primarily due to interest expense and amortization of debt discount related to the Deerfield facility ($1.8 million), imputed interest on the Orthotec settlement ($0.5 million) and interest on higher levels of borrowings under the MidCap facility ($0.5 million).
Other income (expense), net. Other income (expense) was net expense of $0.9 million for the three months ended September 30, 2014 compared to net income of $0.2 million for the three months ended September 30, 2013, representing an increase in expense of $1.1 million. The increase in expense September 30, 2014 was due to unfavorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books ($1.6 million), partially offset by a decrease in the fair value of common stock warrant liability $0.5 million.
Income tax (benefit) provision. Income tax (benefit) provision was $0.0 million for the three months ended September 30, 2014 compared to a provision of $0.5 million for the three months ended September 30, 2013. The income tax benefit in 2014 and provision in 2013 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenues. Revenues were $153.4 million for the nine months ended September 30, 2014 compared to $151.7 million for the nine months ended September 30, 2013, representing an increase of $1.7 million, or 1.1%. The increase was the result of growth in the U.S. region ($2.1 million), offset by a decrease in the International region ($0.4 million).
U.S. revenues were $101.4 million for the nine months ended September 30, 2014 compared to $99.2 million for the nine months ended September 30, 2013, representing an increase of $2.1 million, or 2.1%. The increase was the result of greater sales direct to hospitals ($4.8 million), offset by a decrease in sales to stocking distributors in the U.S. ($2.7 million).
International revenues were $52.0 million for the nine months ended September 30, 2014 compared to $52.4 million for the nine months ended September 30, 2013, representing a decrease of $0.4 million, or 0.8%. The decrease was the result of the elimination of revenue in France as a result of the restructuring ($4.4 million), offset by growth in implants and instruments in other regions ($4.0 million). The decrease in revenue is inclusive of $1.1 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $46.3 million for the nine months ended September 30, 2014 compared to $61.3 million for the nine months ended September 30, 2013, representing a decrease of $15.0 million, or 24.5%. The decrease was primarily the result of one-time charges in 2013 for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($4.5 million), the obsolescence of the Puregen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion MIS product ($1.0 million) and one-time benefits realized in 2014 for the elimination of milestone accruals related to the amendment of a license agreement ($1.7 million), offset by one-time charges for contingent consideration associated with the 2012 Phygen acquisition ($0.5 million). In addition, there was a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($3.1 million), a reduction in depreciation expense related to instruments ($1.3 million), and a decrease in inventory reserves and adjustments ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.3 million for both the nine months ended September 30, 2014 and 2013. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $105.7 million for the nine months ended September 30, 2014 compared to $89.1 million for the nine months ended September 30, 2013, representing an increase of $16.7 million, or 18.7%. The increase was due to a reduction in the cost of revenues ($15.3 million) and an increase in sales volume ($1.4 million).
Gross margin. Gross margin was 68.9% for the nine months ended September 30, 2014 compared to 58.7% for the nine months ended September 30, 2013. The increase of 10.2 percentage points was due to a reduction in non-recurring charges and benefits (6.5 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.2 percentage points), a reduction in inventory reserves and adjustments (0.6 percentage points), and a reduction in depreciation expense related to instruments (0.9 percentage points).
Gross margin for the U.S. region was 73.2% for the nine months ended September 30, 2014 compared to 63.3% for the nine months ended September 30, 2013. The increase of 9.9 percentage points as due to a reduction in non-recurring charges and benefits (5.3 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.4 percentage points), favorable variation in product mix (0.4 percentage points), a reduction in depreciation expense related to instruments (0.9 percentage points), and a decrease in inventory reserves and adjustments (0.4 percentage points), offset by an increase in royalty and milestone expenses due to a change in product mix (0.5 percentage points).
Gross margin for the International region was 60.6% for the nine months ended September 30, 2014 compared to 50.0% for the nine months ended September 30, 2013. The increase of 10.6 percentage points was due to 2013 reserves related to the restructuring of the Scient'x organization (8.7 percentage points), a reduction in instrument depreciation (1.0 percentage points), a reduction in inventory reserves and adjustments (2.0 percentage points), offset by an unfavorable variation in pricing and product mix (1.1 percentage points).
Research and development expense. Research and development expense was $13.1 million for the nine months ended September 30, 2014 compared to $10.4 million for the nine months ended September 30, 2013, representing an increase of $2.8 million, or 26.6%. The increase was primarily related to the beta launch of the Arsenal pedicle screw system and increased development activity.
In-process research and development expense. In-process research and development expense was $0.5 million for the nine months ended September 30, 2014 compared to $0.0 million for the nine months ended September 30, 2013, representing an increase of $0.5 million. The $0.5 million expense in 2014 relates to initial purchase payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing expense. Sales and marketing expense was $56.5 million for the nine months ended September 30, 2014 compared to $55.8 million for the nine months ended September 30, 2013, representing an increase of $0.7 million, or 1.3%. The increase was due to an increase in commission expense ($1.8 million), offset by a reduction in the International region resulting from the restructuring of the Scient'x organization.
General and administrative expense. General and administrative expense was $33.7 million for the nine months ended September 30, 2014 compared to $34.0 million for the nine months ended September 30, 2013, representing a decrease of $0.3 million, or 1.0%. The decrease was primarily due to the legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.3 million for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Restructuring expense. Restructuring expense was $0.7 million for the nine months ended September 30, 2014 compared to $4.0 million for the nine months ended September 30, 2013. In September 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of September 30, 2014, substantially all the activities associated with the restructuring are completed and most of these costs have been paid.
Interest expense, net. Interest expense was $9.3 million for the nine months ended September 30, 2014 and $2.7 million for the nine months ended September 30, 2013 representing an increase of $6.6 million, or 248.9%. The increase is due to interest expense and amortization of debt discount related to the Deerfield facility ($3.9 million), imputed interest on the Orthotec settlement ($1.1 million) and interest on higher levels of borrowings under the MidCap facility ($1.5 million).
Other income (expense), net. Other income (expense), net was expense of $1.2 million for the nine months ended September 30, 2014 compared to expense of $0.8 million for the nine months ended September 30, 2013, representing and increase in expense of $0.4 million. The increase in expense was due to unfavorable foreign currency exchange results realized in 2014 due to having U.S. dollar denominated assets and liabilities on our foreign subsidiaries books ($0.1 million) and the change in fair value of common stock warrant liability ($0.3 million).
Income tax (benefit) provision. Income tax (benefit) provision was a provision of $0.9 million for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013. The income tax provision in 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill. The income tax provision in 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where we operate.
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
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,041)	$(14,510)	$(12,609)	$(21,820)
Stock-based compensation	1,502	853	3,641	2,832
Depreciation	2,895	3,677	9,247	10,852
Amortization of intangible assets	379	2,525	1,174	5,568
Amortization of acquired intangible assets	1,177	1,173	3,585	3,544
In-process research and development	527	—	527	—
Interest expense, net	3,873	1,046	9,302	2,666
Income tax (benefit) provision	(28)	500	948	883
Other income (expense), net	928	(210)	1,230	840
Restructuring and other expense	20	11,666	742	12,321
Litigation expenses and trial costs	—	—	4,779	—
Adjusted EBITDA	$8,232	$6,720	$22,566	$17,686
Liquidity and Capital Resources
At September 30, 2014, our principal sources of liquidity consisted of cash of $20.2 million and accounts receivable, net of $40.1 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least September 30, 2015. We expect to fund the operating expenses from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap.
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
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of September 30, 2014. See “Credit Facility and Other Debt” below.
On March 15, 2014, we, Orthotec and certain other parties, including certain directors and affiliates entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs. Surgical S.A.S. legal matter and all other litigation matters between Orthotec, LLC and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash payments. In accordance with the binding term sheet, we made payments totaling $1.75 million in March 2014 and we made an additional $15.75 million payment on April 10, 2014. We will pay the remaining $31.5 million to Orthotec in 28 quarterly installments of $1.1 million beginning in October 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the remaining $31.5 million that we owe, which we will pay in $1.1 million quarterly payments after the $49 million settlement amount is paid. We anticipate funding a portion of the payment obligations partially through 2016 with proceeds from the Facility Agreement described in the next paragraph.

On March 17, 2014, we entered into a facility agreement facility agreement, ("the Facility Agreement"), with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively, "Deerfield"), pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we have the option, but are not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we may draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the 2014 Orthotec settlement payment obligations.
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
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2014.

Operating Activities
We used net cash of $20.3 million from operating activities for the nine months ended September 30, 2014. During this period, net cash used in operating activities primarily consisted of a net loss of $12.6 million and working capital and other assets of $35.8 million, which were offset by $28.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets of $35.8 million consisted of increases in restricted cash of $2.0 million, inventories of $3.1 million and in other assets of $0.2 million and decreases in accrued expenses and other liabilities of $34.7 million and accounts payable of $0.3 million, partially offset by decreases in accounts receivable of $0.4 million and prepaid expenses and other current assets of $4.1 million. The increase in restricted cash was funded by proceeds of $19.5 million from notes payable included in financing activities and was reduced by payments of $17.5 million for the Orthotec settlement, with a corresponding decrease in accrued liabilities. Accrued expenses related to the Scient'x restructuring decreased by $7.8 million primarily due to the payment of employee severance and related payroll taxes.
Investing Activities
We used cash of $7.5 million, net of accounts payable, in investing activities for the nine months ended September 30, 2014, including $7.8 million for the purchase of surgical instruments, offset by a $0.3 million cash receipt for the sale of assets.
Financing Activities
Financing activities provided net cash of $27.1 million for the nine months ended September 30, 2014. We drew $20 million under the Deerfield facility and received cash proceeds of $19.5 million, net of a transaction fee of $0.5 million and drew $5 million on the MidCap term loan. Borrowings net of payments under the Amended Credit Facility revolving line of credit totaled $7.0 million in the nine months ended September 30, 2014. We made principal payments on notes payable and capital leases totaling $4.4 million in the nine months ended September 30, 2014.
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
The Amended Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2014.
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
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017. As of September 30, 2014, the balance of these capital leases, net of interest totaled $1.5 million.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of September 30, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
		2014
	Total	(3 months)	2015	2016	2017	2018	Thereafter
Amended Credit Facility with MidCap	$61,828	$1,402	$5,609	$54,817	$—	$—	$—
Credit Facility with Deerfield	20,000	—	—	—	6,667	6,667	6,666
Interest expense	17,726	1,970	6,808	5,011	1,750	1,750	437
Notes payable for software licenses	308	73	158	77	—	—	—
Note payable for insurance premiums	1,645	543	1,102	—	—	—	—
Capital lease obligations	1,649	181	662	623	183	—	—
Operating lease obligations	6,381	877	3,228	1,827	377	68	4
Litigation settlement obligations	44,333	2,100	7,400	4,400	4,400	4,400	21,633
Minimum purchase commitments	33,770	4,520	5,850	5,850	5,850	5,850	5,850
Guaranteed minimum royalty obligations	12,554	1,858	2,496	2,546	2,218	2,218	1,218
New product development milestones (1)	200	—	—	200	—	—	—
Total	$200,394	$13,524	$33,313	$75,351	$21,445	$20,953	$35,808
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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$94	$58	$240	$167
Research and development	699	48	1,809	136
Sales and marketing	141	125	351	335
General and administrative	568	622	1,241	2,194
Total	$1,502	$853	$3,641	$2,832
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
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
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. We are currently evaluating the impact of this guidance and expect to adopt the standard for the annual reporting period ended December 31, 2016.
Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•
the effect of our strategy to streamline our organization and lower our costs, including the effect of the restructuring of our French operations, on the financial condition and operations of our business, and the timing of such effects;

•	our beliefs about the attractiveness of the features and benefits of our products;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends, and trends relating to customer collections;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our beliefs with respect to the attainment of sales milestones, development milestones, and product design and functionality testing requirements;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation and its potential effects on our results of operations, cash flows and financial position;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	our ability to meet and potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements;

•	our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions;

•
our expectations about the technological and commercial feasibility of our acquired in-process research and development assets and our plans in the event any such IPR&D assets are not technologically or commercially feasible; and

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
We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.
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
Interest Rate Risk
Our borrowings under our Amended Credit Facility expose us to market risk related to changes in interest rates. As of September 30, 2014, our outstanding floating rate indebtedness totaled $61.8 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the nine months ended September 30, 2014.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 10,250,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its September 30, 2014 closing price of $1.70 per share would increase the fair value of the warrant liability by approximately $1.4 million with a corresponding charge to our income statement.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation
We previously reported that on March 15, 2014, we entered into a binding term sheet, or the Binding Term Sheet, to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters, or the Orthotec Settlement. Both the Orthotec litigation matter and the Orthotec Settlement have been previously reported. Pursuant to the terms contained in the Binding Term Sheet, we agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in June 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $700,000, commencing October 1, 2014. We have the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due will accrue interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving us and our directors and affiliates.
On September 26, 2014, we entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among us and our direct and indirect subsidiaries and affiliates, including Alphatec Spine, Inc. and its direct and indirect subsidiaries, Alphatec Holdings International C.V. and its direct and indirect subsidiaries and affiliates, including Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, or the Settlement Agreement. The Settlement Agreement contains substantially the same business terms as the Binding Term Sheet set forth above, and supersedes the Binding Term Sheet.
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Section 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, we filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in our favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.
On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and we were named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve our corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by our and HeathpointCapital’s respective insurance carriers. The final settlement was approved in August 2014.
At September 30, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to any litigation matters that have not reached a settlement. We are and may become involved in various other legal proceedings arising from our business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In July 2014, we entered into an asset purchase and product development services agreement with an entity that designs and develops medical devices. In connection with this agreement we issued 72,992 unregistered shares of our common stock, par value $0.001 per share, or Stock Consideration, to the third party, which also is an accredited investor. We did not receive any cash proceeds from the issuance of the Stock Consideration. The Stock Consideration was issued in reliance upon an exemption from registration under the federal securities laws pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, for the issuance of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.
Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. No shares were repurchased during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	$—	—	—
August 1, 2014 through August 31, 2014	—	$—	—	—
September 1, 2014 through September 30, 2014	—	$—	—	—
__________________________

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.

10.3
Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, including Alphatec Spine, Inc. and its direct and indirect subsidiaries and affiliates, and Alphatec Holdings International C.V. and its direct and indirect subsidiaries and affiliates, including Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou.

10.4†	Third Amendment to the Exclusive License Agreement dated August 1, 2014 between Alphatec Spine, Inc. and Stout Medical Group, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: October 30, 2014

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan.

10.2*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.

10.3
Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, including Alphatec Spine, Inc. and its direct and indirect subsidiaries and affiliates, and Alphatec Holdings International C.V. and its direct and indirect subsidiaries and affiliates, including Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou.

10.4†	Third Amendment to the Exclusive License Agreement dated August 1, 2014 between Alphatec Spine, Inc. and Stout Medical Group, L.P.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*Management contract or compensatory plan or arrangement.

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.