Form 10-K
period 2014-12-31
Alphatec Holdings, Inc.
filed 2015-02-27
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
_________________________________

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014), was approximately $103.6 million.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 25, 2015 was 99,848,142.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2014

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries and their subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. “Scient’x” refers to our operating affiliate, Scient’x S.A.S., which is wholly-owned by several of our subsidiaries, and Scient’x S.A.S.’s subsidiaries.

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
Strategy
Our strategy is focused on improving lives by delivering advancements in spinal fusion technologies. Our broad line of spinal products is used to treat many spinal disorders and facilitate the spinal procedures necessary to correct them. Our principal products are designed to promote spinal fusion. Spinal fusion surgery is designed to stabilize the spine after the correction of a defect until fusion occurs. Additionally, we offer a broad line of biologic products that help promote or accelerate the spinal fusion process. To further differentiate our solutions, we have incorporated minimally invasive surgical, or MIS, devices and techniques into our portfolio to improve patient outcomes by reducing blood loss and the length of hospital stays. We seek to broaden and differentiate our product platform through internal product development, technology acquisition, product licensing and by responding to surgeon feedback and input. We believe that we have developed a strong platform of spinal fusion products to drive consistent growth.
The key elements of our strategy are:

•
Delivering Advancements in Spinal Fusion Technologies: We are dedicated to the development, launch and promotion of spinal fusion products that simplify procedures and improve patient outcomes. We support these products through comprehensive surgeon training and technical support. Our short-term and long-term pipeline is designed to offer us increased revenue opportunities by addressing the core market segments of spinal fusion, including, both open and MIS pedicle screw systems, interbody devices, cervical plates and a comprehensive biologics offering.

•
Focus on Major Segments of the Spinal Fusion Market: Our focus on a spinal fusion platform allows us to reduce the time of the product development cycle and accelerate our speed to market. We plan to expand our core product offerings and techniques in the major product segments within the spinal fusion market in order to increase our market penetration and revenue globally. We also plan to grow our biologics portfolio with products that aid in the fusion process. We intend to continue to enhance our product offerings by developing, licensing and acquiring technologies that we can market broadly through our global sales organization. While investing in these opportunities, we remain focused on those technologies that we believe can enhance spinal fusion and are aligned with our strategy of having a competitive product offering in the major spinal fusion market segments.

•
Grow our U.S. Business: Our products are sold in the U.S. through a network of independent distributors and direct sales representatives. We actively seek opportunities to increase the size and quality of this sales and distribution network in order to reach a broader base of surgeons, hospitals, and national accounts across the U.S. and also deepen penetration in existing accounts and territories.

•
Expand our International Business: With recent product approvals in key global markets, we are poised for international growth. We believe that our well-established international platform provides a strong foundation for us to grow our business globally. In addition to our established subsidiaries and/or affiliates in Japan, Germany, Brazil, Italy and the U.K., we also have independent distributors in over 50 countries throughout the world. We plan to continue to increase our international presence by expanding our distribution network in several key markets in Europe and to increase our sales penetration in certain other key markets.

•
Continuously Drive our Efficiencies and Fiscal Discipline: We continue to focus on the implementation of Lean Excellence and Six Sigma principles throughout our operations, including our distribution and our supply chain functions, to drive operational efficiencies and lower costs. We believe that the implementation of these quality management methods and the resulting continuous improvement efforts strengthen our ability to compete globally in an increasingly price-sensitive healthcare industry.

Scient'x restructuring
On September 16, 2013, we announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. We recorded total costs of $10.4 million through December 31, 2014 associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. We substantially completed the activities associated with this restructuring as of December 31, 2014, and a substantial portion has been paid.
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
Spinal Disorders
We focus on the major categories of the spinal fusion market and address conditions related to spinal degeneration and deformities. These conditions can result in spinal instability and pressure on the nerve roots as they exit the spinal column, causing back pain and potentially pain in the arms or legs.
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

The Alphatec Solution
Our principal product offering includes a wide variety of systems comprised of components such as spine screws and rods, spinal spacers, plates, and various biologics offerings all designed to enhance and promote spinal fusion. Our business is focused on treating degenerative and deformity conditions.

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
Thoracolumbar
Arsenal Degenerative Spinal Fixation System
Zodiac Degenerative Fixation System
Zodiac Deformity Fixation System
Illico FS (Facet Screws) Fixation System
TTL IN Fixation System*
Xenon Degenerative Fixation System
Isobar Evolution Dynamic Rod*
Aspida Anterior Lumbar Interbody Plate System
TTL-D Fixation System*
Hemi Fixation System
OsseoFix Spinal Fracture Reduction System*
OsseoFix+ Vertebroplasty System
OsseoScrew Spinal Fixation System*

Spinal Spacers	Novel Spinal Spacers Alphatec Solus Locking ALIF Spacer Samarys*/Samarys RF* Pegasus Anchored Cervical Interbody HeliFix Interspinous Spacer System* TeCorp*
Minimally Invasive Surgery (MIS)	Illico MIS System Illico ML (Multi-Level) MIS Fixation System OsseoScrew MIS System* Epicage TLIF System* BridgePoint Spinous Process Fixation System
Biologics
AlphaGraft Structural Allograft Spacers
AlphaGraft Demineralized Bone Matrix
AlphaGraft ProFuse Demineralized Bone Scaffolds
AmnioShield Amniotic Membrane
Corex, Autologous Bone Harvester
NEXoss Synthetic Bone Graft

Cervical and Cervico-Thoracic Products
Trestle Luxe Anterior Cervical Plate System
Our Trestle Luxe Anterior Cervical Plate System has a large window that enables the surgeon to have improved graft site and end plate visualization, which is designed to allow for better placement of the plate. The Trestle Luxe Anterior Cervical Plate System also has a low-profile design, which we believe is among the lowest in the spine market. Low-profile cervical plates are intended to reduce the irritation of the tissue adjacent to the plate following surgery. Other key features of the Trestle Luxe Anterior Cervical Plate system include a self-retaining screw-locking mechanism that is designed to ensure quick and easy locking of the plate and a flush profile after the screws are inserted.

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
Thoracolumbar Fixation Products
Arsenal Degenerative System
Our recently introduced Arsenal Degenerative Spinal Fixation System is a comprehensive system for both simple and complex degenerative spinal fusion procedures. The Arsenal Degenerative Spinal Fixation System was designed to provide operational efficiency, biomechanical strength, and surgical simplicity while providing a complete solution to combat most complex degenerative pathologies. We believe the combination of low-profile implants, intuitive instrumentation and proven strength of this system are significant advantages. The Arsenal Degenerative System was designed to be the platform for future development in other spinal fusion segments of the market including the deformity, MIS and cervico-thoracic segments of the market.
Zodiac Degenerative Spinal Fixation System
Our Zodiac Degenerative Spinal Fixation System is a comprehensive spinal system that offers a wide variey of polyaxial pedicle screws, connector and advanced instruments for the stabilization of the thoracolumbar spine.
Zodiac Deformity Spinal Fixation System
Our Zodiac Deformity Spinal Fixation System is a comprehensive system of instrumentation and implants designed to enable the surgeon to address patient-specific spinal deformity correction procedures. The Zodiac Deformity Spinal Fixation System contains polyaxial screws that are similar in design to those in the Zodiac Degenerative Spinal Fixation System. The Zodiac Deformity Spinal Fixation System offers components that are frequently used in deformity correction procedures and deformity specific instrumentation.
Aspida Anterior Lumbar Interbody Fusion, or ALIF, Plate System
Our Aspida ALIF Plate System is designed to be used in conjunction with a spacer, and is intended to offer comparable stabilization to pedicle screw and rod systems. The Aspida ALIF Plate System is anatomically shaped and has a low profile, which is intended to minimize the risk of irritation or damage to the adjacent tissue.
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
Samarys
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
AlphaGraft ProFuse Demineralized Bone Scaffold
Our AlphaGraft ProFuse Demineralized Bone Scaffold consists of a sponge-like demineralized bone matrix that provides a natural scaffold derived entirely of bone that can be placed into a void within a spinal spacer or on top of a spinal spacer. The sponge-like qualities of the scaffold allow a surgeon to compress the scaffold and place it into a small space. Following placement, the scaffold expands for maximum contact between the spinal spacer and the endplate of the vertebral body and is designed to promote fusion. The AlphaGraft ProFuse Demineralized Bone Scaffold is pre-packaged in our proprietary VIP vacuum infusion packaging system.
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
NEXoss Synthetic Bone Graft
Our NEXoss nanostructure bioactive matrix is the next-generation synthetic that is an innovative bioactive scaffold for bone grafting. The NEXoss biomimetic nanostructured hydroxyapatite crystals are designed to mimic bone composition, structure and size to resorb similar to naturally occurring hydroxyapatite.
Sales and Marketing
In the U.S., we sell our products through a sales force consisting of sales representative employees and independent sales agents. Although surgeons in the U.S. typically make the ultimate decision to use our products, we generally bill the hospital for the products that are used and pay commissions to sales agents based on payment received from the hospital. We compensate our direct sales employees through salaries and incentive bonuses based on performance measures. We plan on to expand our U.S. sales coverage through the use of additional distributors and direct sales representatives in order to support continued adoption of our products by surgeons who do not currently use our products and the increased use of our products by surgeons who currently use our products.
Internationally, we sell our products both through independent distributors who resell the products to the hospital and also through distributors and employees that sell directly to the hospital on behalf of the Company. We plan to continue expanding our direct sales and distribution network and product offerings throughout the world. We market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences throughout the world.
We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. We provide product training to our sales force. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals.
Surgeon Training and Education
We focus our surgeon training efforts on the entire spinal fusion procedure and utilize peer to peer training approach with surgeons. We devote significant resources to train and educate surgeons in the proper use of our implants, instrumentation, and surgical access technologies. We believe that one of the most effective ways to introduce and build market demand for our products is by training and educating spine surgeons, independent distributors, and direct sales representatives worldwide in the benefits and use of our products. Given our global focus, we host several training events throughout the year in the U.S. and internationally. We believe that surgeons, independent distributors, and direct sales representatives will become exposed to the merits and distinguishing features of our products through our training and education programs, and in doing so, will increase the use and promotion of our products. With a focus on the entire procedure, we expect to build awareness of the breadth of our product offering.
Research and Development
Our research and development department seeks to continually improve our core product offering and introduce new products to increase our penetration in the global spine market. We are focused on developing technology platforms that span the largest market segments: spinal fusion fixation and biologic products. We have transformed our development process by leveraging integrated teams focused on the key platforms to reduce the time frame from product concept to market commercialization. We collaborate with our surgeon partners to design products to enhance the surgeon experience, simplify surgical techniques, and reduce overall costs, while improving patient outcomes.

Manufacture and Supply
We manufacture a significant amount of our non-biologic implants in our U.S. facility located in Carlsbad, California. Certain of our implants and a significant amount of our instrumentation are purchased from third parties. Our facilities include separate areas dedicated to the machining, tooling, quality control, cleaning and labeling of our products.
We devote significant time and attention to ensure that all of our products are safe, effective, adhere to all applicable regulations and are of the highest quality. An established and comprehensive quality system drives our focus from the initial translation of surgeon needs into design specifications through an exhaustive series of quality control checks that are performed through the purchasing, production and packaging of our products. We record the complete production history for every product, ensuring full traceability from the raw material stage through the delivery of the product into the marketplace.
Following the receipt of products or product components that we receive from third parties, we conduct inspection, quality control, packaging and labeling, as needed, at our manufacturing facilities. The raw materials used in the manufacture of our products are principally titanium, titanium alloys, stainless steel, cobalt chrome, ceramic, allograft and PEEK. We purchase all of the PEEK used in our products from Invibio, Inc., or Invibio, which is one of a limited number of companies that is currently approved in the U.S. to distribute PEEK for use in implantable devices.
 With the exception of PEEK and tissue-based products, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio will fail to supply PEEK in adequate amounts for our needs on a timely basis. In addition, because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging. See our risk factor entitled, “We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business” in “Item 1A Risk Factors.” Our manufacturing operations and those of the third-party manufacturers we use are subject to extensive regulation by the United States Food and Drug Administration, or "FDA," and similar entities outside of the U.S. under its quality systems regulations, or QSRs, and other applicable device-related good manufacturing practices, or GMPs, or tissue-related tissue practices, or GTPs, and applicable local regulations. With respect to biologics products, we are FDA-registered and licensed in the states of California, New York and Florida, the only states that currently require licenses. Our facility and the facilities of the third-party manufacturers we use are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies.
Competition
Although we believe that our current broad product portfolio and development pipeline is differentiated and has numerous competitive advantages, the spinal implant industry is highly competitive, subject to rapid technological change, and significantly affected by new product introductions. We believe that the principal competitive factors in our market include:

•	improved outcomes for spine pathology procedures;

•	ease of use, quality and reliability;

•	effective and efficient sales, marketing and distribution;

•	quality service and an educated and knowledgeable sales network;

•	technical leadership and superiority;

•	surgeon services, such as training and education;

•	responsiveness to the needs of surgeons;

•	acceptance by spine surgeons;

•	product price and qualification for reimbursement; and

•	speed to market.
Both our currently marketed products and any future products we commercialize are subject to intense competition. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson (DePuy/Synthes), Stryker, Biomet, NuVasive, Zimmer, Orthofix, Globus Medical, Integra Life Science, LDR Spine, K2 Medical and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling spinal implant products.
Our competitors also include providers of non-operative therapies for spine disorder conditions. While these non-operative treatments are considered to be an alternative to surgery, surgery is typically performed in the event that non-

operative treatments are unsuccessful. We believe that, to date, these non-operative treatments have not caused a material reduction in the demand for surgical treatment of spinal disorders.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements, proprietary information ownership agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop, maintain and enforce the proprietary aspects of our technologies. We require our employees, consultants, co-developers, distributors and advisors to execute agreements governing the ownership of proprietary information and use and disclosure of confidential information in connection with their relationship with us. In general, these agreements require these individuals and entities to agree to disclose and assign to us all inventions that were conceived on our behalf or which relate to our property or business and to keep our confidential information confidential and only use such confidential information in connection with our business.
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
Patents
As of December 31, 2014, we and our affiliates owned, or exclusively owned 97 issued U.S. patents, 107 pending U.S. patent applications and 386 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.
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
If we are accused of patent infringement, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we are able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business financial condition and results of operations.
Trademarks
As of December 31, 2014, we and our affiliates owned 69 registered U.S. trademarks, including “Alphatec Spine,” “Zodiac,” “Illico” and “Trestle Luxe” and 110 registered trademarks outside of the U.S.

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
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or approval of a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which have the lowest level of risk associated with them, are subject to general controls. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to general controls and premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirement, although the manufacturers will still be subject to establishment registration, medical device listing, labeling requirements, QSRs and medical device reporting. Class III devices are subject to those requirements and additional requirements including PMA approval. A new medical device for which there is no substantially equivalent device is automatically designated a Class III device. Depending on the nature of the new device, the manufacturer may ask the FDA to make a risk-based determination of the new device and reclassify it in Class I or Class II. This process is referred to as the de novo process. If the FDA agrees, the new device will be reassigned to the appropriate other class. If the FDA does not agree, the manufacturer will have to submit a PMA. Our current commercial products are Class II devices marketed under FDA 510(k) premarket clearance. Both 510(k)s and PMAs are subject to the payment of user fees at the time of submission for FDA review.
510(k) Clearance Pathway
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a device legally marketed in the U.S. for which a PMA was not required. The FDA’s goal is to review and act on each 510(k) within 90 days of submission, but it may take longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require premarket approval. Each manufacturer initially determines whether the proposed change requires submission of a 510(k), or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek a new 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant fines or penalties. We have made and plan to continue to make enhancements to our products, and we will consider on a case-by-case basis whether a new 510(k) or PMA is necessary.

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
Clinical Trials
Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application, or IDE, and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by FDA, the sponsor or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.
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
Regulation of Human Cells, Tissues, and Cellular and tissue-based Products
Human cells, tissues, and cellular and tissue-based products, or HCT/Ps, are defined as articles containing or consisting of human cells or tissue that are intended for implantation, transplantation, infusion, or transfer into a human recipient. They are regulated by the FDA under Section 361 of the Public Health Service Act, or PHS Act, and related regulations promulgated by the FDA in 21 CFR Part 1271. If the HCT/P is minimally manipulated, is intended for homologous use only and meets other requirements, the establishment that manufactures the HCT/P will not be regulated as a drug, device and/or biologic under the Federal Food, Drug and Cosmetic Act, and/or section 351 of the PHS Act and applicable regulations, and premarket review will not be required.
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
European Union
The European Union, which consists of 27 of the countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, as well as other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer or a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied. In September 2012, the European Commission adopted a proposed European Medical Device Regulations, or EMDR, which when implemented will change the way that most medical devices are regulated in the European Union. In particular, the EMDR will reclassify CE-marked spine implants from Class IIb to Class III, which will impose additional requirements for technical and clinical information, subject the companies and their suppliers to additional scrutiny and require the use of Special Notified Bodies.

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
ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require us to report and disclose to the Centers for Medicare and Medicaid Services, or CMS, any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain group purchasing organizations, including physician-owned distributors, to disclose physician ownership information to CMS. On February 8, 2013, CMS published a detailed regulation implementing these sunshine provisions. Under this final rule, starting August 1, 2013, we and other device manufacturers collected specific data on payments and other transfers of value to physicians and teaching hospitals for the remaining calendar year 2013, with such data assembled into a report made to CMS in March 2014. In the fall of 2014, CMS published on its website the partial year 2013 data of all manufacturer reports of such payments and transfers of value, including those of us. Similar disclosures and CMS reports are to be made annually thereafter. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.
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

Employees
As of December 31, 2014, we had approximately 450 employees worldwide in the following areas: sales, customer service, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of such risks or the risks described below, either alone or taken together, occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
Risks Related to Our Business and Industry
Our business plan relies on certain assumptions pertaining to the market for our products that, if incorrect, may adversely affect our growth and profitability.
We allocate our design, development, manufacturing, marketing, management and financial resources based on our business plan, which includes assumptions about various demographic trends and trends in the treatment of spine disorders and the resulting demand for our products. However, these trends are uncertain. There can be no assurance that our assumptions with respect to an aging population with broad medical coverage and longer life expectancy, which we expect to lead to increased spinal injuries and degeneration, are accurate. In addition, an increasing awareness and use of non-invasive means for the prevention and treatment of back pain and rehabilitation purposes may reduce demand for, or slow the growth of sales of, spine fusion products. A significant shift in technologies or methods used in the treatment of back pain or damaged or diseased bone and tissue could adversely affect demand for some or all of our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to spine fusion. The emergence of new biological or synthetic materials to facilitate regeneration of damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for spine fusion surgery and provide other biological alternatives to spine fusion. New surgical procedures could diminish demand for some of our products. The increased acceptance of emerging technologies that do not require spine fusion, such as artificial discs and nucleus replacement, for the surgical treatment of spine disorders would reduce demand for, or slow the growth of sales of, spine fusion products. If our assumptions regarding these factors prove to be incorrect or if alternative treatments to those offered by our products gain further acceptance, then demand for our products could be significantly less than we anticipate and we may not be able to achieve or sustain growth or profitability.
If we fail to properly manage our anticipated growth, our business could suffer.
We will continue to pursue growth in, the number of surgeons using our products, the types of products we offer and the geographic regions where our products are sold. Such anticipated growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these anticipated growth activities. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our anticipated growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our manufacturing capabilities, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.
We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.
The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2014, a significant percentage of global spine implant product revenues was generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc.; Depuy Spine, a subsidiary of Johnson & Johnson;, and Stryker Spine. Our competitors also include numerous other publicly-traded and privately-held companies.
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
We have incurred and expect to incur costs and charges as a result of the restructuring of our French operations and workforce reductions that we expect will reduce on-going costs, and those measures also may be disruptive to our business and may not result in anticipated cost savings.
A significant percentage of our revenues are derived from the sale of our systems that include polyaxial pedicle screws.
Net sales of our systems that include polyaxial pedicle screws represented approximately 49% and 47% of our net sales for 2014 and 2013, respectively. A decline in sales of these systems, due to lower market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.

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
During the year ended December 31, 2014, we derived $69.9 million, or 34% of our net sales from sales of products outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In order for us to sell our products, surgeons must be convinced that they are superior to competing products. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase or achieve and sustain growth or profitability.
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
We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in our manufacturing processes and the loss of any of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.
We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During both 2014 and 2013, approximately 16% of our revenues were derived from products manufactured using PEEK.

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
The FDA may regulate certain tissue-based products as medical devices, drugs or biologics if the tissue in the product is deemed to have been more than minimally manipulated or does not meet other requirements. If the FDA decides that any of our current or future products contain tissue that has been more than minimally manipulated or that it does not meet other requirements, it would require us to obtain either 510(k) clearance or a PMA approval. If this were to happen, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.
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
We and our suppliers are required to comply with the FDA’s QSRs, which cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of products derived from human cells and tissues must comply with the FDA’s current good tissue practice regulations, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to halt the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the U.S., healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the use of our products. In addition, several million individuals were able to purchase health insurance in 2014 for the first time through health insurance "exchanges" established under the ACA. Many of these individuals were assisted in paying these premiums by federal tax subsidies made available under the ACA. While our currently marketed products are eligible for reimbursement in the U.S., if surgical procedures utilizing our products are performed on an outpatient basis, it is possible that private payors may no longer provide reimbursement for our products without further supporting data on our procedure. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a significant adverse effect on our business. Additionally, third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. In the current term ending in June 2015, the U.S. Supreme Court will rule in a case on the question whether the federal government may continue to make subsidized payments to support health insurance premiums to certain qualified individuals if they purchase their insurance on a health insurance exchange established by the federal government when a state has chosen not to establish its own exchange as is the case with 34 states. A ruling by the Court that such subsidy payments may only be made to individuals purchasing health insurance on exchanges established by states could call into question the ability of many individuals in these 34 states, which have not established state exchanges, to continue to afford to purchase health insurance, and thereby limit a key goal of the ACA to expand health care coverage. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.
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
Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. Several such proposals were enacted as part of ACA, and include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and sweeping payment reforms. Other federal and state cost-control measures include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the

U.S. have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the U.S., no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside or outside the U.S., to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures contained in ACA and other measures being considered at the federal and state level, as well as internationally, could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

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

•
the state and federal laws “sunshine” provisions that require detailed reporting and disclosures to CMS and made available on CMS's website starting in the fall of 2014, and applicable states of any payments or “transfer of value” made or distributed to prescribers and other health care providers, and for certain states prohibit some forms of these payments, require the adoption of marketing codes of conduct, and constrain their relationships with physicians and other referral sources;

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
We operate in a number of jurisdictions with developing economies that pose a high risk of potential violations of the FCPA and Money Laundering Laws, and we utilize third-party distributorships that have government customers. If our employees, third-party distributors or other agents are found to have engaged in practices that violate the FCRA or money laundering laws, we could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.
Our medical devices are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical study to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA is currently re-examining its 510(k) clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.
Our commercial distribution and marketing of any products or product modifications that we develop will be delayed until regulatory clearance or approval is obtained. In addition, because we cannot assure you that any new products or any product modifications we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our new products or product modifications may take significantly longer than anticipated. There is no assurance that the FDA will not require a new product or product modification to go through the lengthy and expensive PMA approval process. Delays in obtaining regulatory clearances and approvals may:

•	delay or prevent commercialization of products we develop;

•	require us to perform costly tests or studies;

•	diminish any competitive advantages that we might otherwise have obtained; and

•	reduce our ability to collect revenues.
To date, all of our non-biologic medical device products that have required FDA review that are being sold in the U.S. have been cleared through the 510(k) process without any required clinical trials. However, the FDA may require clinical data in support of any future 510(k)s or PMAs that we intend to submit for products in our pipeline. We have limited experience in performing clinical trials that might be required for a 510(k) clearance or PMA approval. If any of our products require clinical trials, the commercialization of such products could be delayed which could have a material adverse effect on our business, financial condition and results of operations.
The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.
We obtained clearance to offer all of our current non-biologic medical device products through the 510(k) route. The ability to obtain a 510(k) clearance is generally based on the FDA’s agreement that a new product is substantially equivalent to certain already marketed products. Because most 510(k)-cleared products were not the subject of pre-clearance clinical trials, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expect. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.
Due to the anticipated regulatory pathway, we do not anticipate commercializing certain products in the U.S.
Several of our products are not available for sale in the U.S., due to the anticipated regulatory path that is required to sell such product in the U.S. Prior to such products being sold in the U.S. we anticipate that the FDA will require submission of either a 510(k) with clinical trial data or a PMA. As a result, to receive regulatory clearance or approval in the U.S. for OsseoScrew, we must conduct, at our own expense, a clinical trial to demonstrate efficacy and safety in humans. Clinical trials are expensive and have an uncertain outcome. In addition, clinical failure can occur at any stage of the testing. As a result, we do not anticipate ever selling such products in the U.S.
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
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attaches by hackers; viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements create uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and will make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.
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
We believe that our current cash, revenues from our operations, and Alphatec Spine’s ability to draw down on its credit facilities, will be sufficient to fund our projected operating requirements through December 31, 2015. Despite this belief, we may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources. Our capital requirements will depend on many factors, including:

•	the payments due in connection with the settlement of the Cross Medical and Orthotec matters;

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing new products or technologies;

•	the cost of obtaining and maintaining FDA or other regulatory approval or clearance for our products and products in development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs and any payments we may make related to our pending litigation matters (in addition to the Orthotec matter);

•	the costs associated with increased capital expenditures; and

•	the costs associated with our employee retention programs and related benefits.
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
We may be unable to comply with the covenants of our credit facilities.
We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap Financial, LLC, or the Credit Facility and affirmative and negative covenants in our credit facility with Deerfield, or Facility Agreement. In order to comply with the financial covenants for 2015, we will need to achieve revenue and earnings that meet or exceed our historical revenue and earnings levels. If we are not able to achieve planned revenue or earnings growth or if we incur costs in excess of our forecast, we may be required to substantially reduce discretionary spending and could be in default of the Credit Facility. In addition to financial covenants, the Credit Facility also contains customary affirmative and negative covenants for loan agreements of this type, including, but not limited to, limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates, the breach of which could result in an event of default. There can be no assurance that at all times in the future we will satisfy all such financial or other covenants or obtain any required waiver or amendment, in which event of default the lenders party to the Credit Facility could refuse to make further extensions of credit to us and require all amounts borrowed under the Credit Facility, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the Credit Facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.

An event of default under the Credit Facility or the Facility Agreement could have a material adverse effect on us. Upon an event of default, if the lenders under the Credit Facility accelerate the repayment of all amounts borrowed, together with accrued interest and other fees, or if the lenders elect to charge us additional interest, we cannot assure you that we will have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the Credit Facility or the Facility Agreement or obtain alternative financing, which may not be available to us on acceptable terms, if at all.
In addition, if we fail to pay amounts when due under the Credit Facility or the Facility Agreement or upon the occurrence of another event of default, the lenders under the Credit Facility or the Facility Agreement could proceed against the collateral granted to them pursuant to the Credit Facility and the Facility Agreement. We have granted to the lenders under the Credit Facility a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the Credit Facility. If the lenders proceed against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.
If we default on our obligations to make settlement payments to Cross Medical Products or Orthotec LLC, the amounts due under the settlement agreements accelerates and becomes due and payable.
Any default of our payment obligation under the settlement agreements we entered into with Cross Medical Products, or Cross, or Orthotec would give Cross or Orthotec the right to declare all of the future payments to be immediately payable, together with additional payments to cover interest and Cross’ legal fees. As of February 25, 2015, the outstanding amount to be paid to Cross Medical through August 2015 is $2.0 million and the outstanding amount to be paid to Orthotec through January 2024 is $39.2 million. If either acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.
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
We, certain of our directors and officers and HealthpointCapital have been named as a defendant in a litigation matter, the result of which is uncertain.
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
Based on shares outstanding at February 25, 2015, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 35% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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
Four members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of February 25, 2015, HealthpointCapital owned approximately 32% of our outstanding common stock. The Chairman of our Executive Committee of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. John H. Foster, a member of our Board of Directors, is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. Each of Messrs. Berkowitz, Foster, O’Neil and Molson, also have financial interests in HealthpointCapital investment funds. James Glynn has made a passive investment in HealthpointCapital investment funds. Mr. Glynn does not have any decision-making authority with respect to how such amount is invested and managed by HealthpointCapital.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our "Business" set forth in Item 1, the "Risk Factors" set forth in this Item 1A and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our beliefs about the enhance features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the surgeon community;

•	the effect of our strategy to streamline our organization and lower our costs;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales and distributions networks and product penetration;

•	our ability to increase the use and promotion of our products by training and educating surgeons;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing, collaboration and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the requirements of the FDA and similar regulatory authorities outside of the U.S.;

•
the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	our beliefs about our competitors and the principal competitive factors in our market and the effect of non-operatie treatments on demand for our products;

•	potential liability resulting from litigation;

•	our beliefs about our employee relations;

•	potential liability resulting from a governmental review of our business practices;

•	potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein.
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
Litigation
On March 15, 2014, we, Orthotec, LLC and certain other parties, including certain directors and affiliates of us, entered into a binding term sheet, or the Binding Term Sheet, to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters, or the Orthotec Settlement. Pursuant to the terms contained in the Binding Term Sheet, we agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in June 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $700,000, commencing October 1, 2014. We have the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due will accrue interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving us and our directors and affiliates.
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
On August 25, 2010, an alleged shareholder of ours filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of us against all of our directors and certain of our officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and we were named as a nominal defendant in the consolidated action. Each complaint alleges that our directors and certain of our officers breached their fiduciary duties to us related to the Scient’x transaction, and by making allegedly false statements that led to unjust enrichment of HealthpointCapital and certain of our directors. The complaints seek unspecified monetary damages and an order directing us to adopt certain measures purportedly designed to improve our corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by our and HeathpointCapital’s respective insurance carriers. The final settlement was approved by the Court in August 2014.

At December 31, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to any litigation matters that have not reached a settlement. We are and may become involved in various other legal proceedings arising from our business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

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

Year Ended December 31, 2014	High	Low
First quarter	$2.53	$1.16
Second quarter	1.70	1.20
Third quarter	1.92	1.32
Fourth quarter	1.70	1.23
Year Ended December 31, 2013	High	Low
First quarter	$2.40	$1.55
Second quarter	2.10	1.71
Third quarter	2.41	1.92
Fourth quarter	2.15	1.75
Stockholders
As of February 25, 2015, there were approximately 389 holders of record of an aggregate 99,848,142 shares of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
In October 2013, we entered into a three-year collaboration agreement with a third party to provide consultation services to assist us in the development of our products and products in development. Under the terms of the collaboration agreement, we will gain exclusive rights to the use of all intellectual property developed by the collaborators. We will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in our common stock at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. On October 30, 2013, November 10, 2014 and December 24, 2014, we issued 128,571, 1,059,792 and 267,672, respectively, unregistered shares of our common stock under this agreement. The shares were issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor does it anticipate, registering the issued shares for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, or the Stock Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. Common shares repurchased during the quarter ended December 31, 2014 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 2014	—	$—	—	—
November 2014	—	$—	—	—
December 2014	—	$—	—	—

(1)
Not included in the table above are 9,388 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

Item 6.	Selected Financial Data
The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2014. The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2013 include litigation settlement expenses of $46.0 million and restructuring expenses of $9.7 million. The results of operations for the year ended December 31, 2010 do not include the results of Scient’x for the first quarter 2010 as the acquisition of Scient'x closed on March 26, 2010. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8 Financial Statements and Supplementary Data” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$206,980	$204,724	$196,278	$197,711	$171,610
Operating income (loss)	1,844	(73,433)	(9,837)	(24,516)	(11,789)
Loss from continuing operations	(12,882)	(82,227)	(15,459)	(22,181)	(14,433)
Income from discontinued operations	—	—	—	—	78
Net loss	$(12,882)	$(82,227)	$(15,459)	$(22,181)	$(14,355)

Net loss per basic share	$(0.13)	$(0.85)	$(0.17)	$(0.25)	$(0.18)
Net loss per diluted share	$(0.16)	$(0.85)	$(0.17)	$(0.25)	$(0.18)
Weighted-average shares used in computing net loss per share:
Shares used in calculating basic net loss per share	97,347	96,235	90,218	88,798	78,590
Shares used in calculating diluted net loss per share	97,735	96,235	90,218	88,798	78,590

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$19,735	$21,345	$22,241	$20,666	$23,168
Working capital	49,511	34,026	65,264	59,292	79,233
Total assets	344,923	365,630	382,127	366,692	377,016
Long-term debt, less current portion	74,597	49,978	39,967	23,802	32,474
Redeemable preferred stock	23,603	23,603	23,603	23,603	23,603
Total stockholders’ equity	148,954	171,676	245,816	245,328	266,434

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Item 1A Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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
Revenue and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include spine screws and complementary products, interbody devices, plates, and tissue-based materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. Today we have existing subsidiaries and/or affiliates in Japan, Germany, Brazil, Italy and the U.K. through which we sell our products and independent distributors in over 50 countries throughout the world. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may elect  to defer revenues until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not reasonably assured.
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
In-process research and development, or IPR&D. In-process research and development expense consists of acquired research and development assets that were not part of an acquisition of a business and were not technically feasible on the date we acquired such technology, provided that such technology also did not have any alternative future use at that date.
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
Total other income (expense). Total other income (expense) includes interest income, interest expense, changes in the fair value of the warrant liabilities, gains and losses from foreign currency exchanges and other non-operating gains and losses.
Income tax provision (benefit). Income tax provision (benefit) consists primarily of income tax provision related to state income taxes, foreign operations and uncertain tax positions in foreign jurisdictions, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Results of Operations
The first table below sets forth our statements of operations data for the periods presented. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues	$206,980	$204,724	$196,278
Cost of revenues	61,834	78,669	70,761
Amortization of acquired intangible assets	1,736	1,733	1,749
Gross profit	143,410	124,322	123,768
Operating expenses:
Research and development	16,799	14,190	14,886
In-process research and development	527	—	341
Sales and marketing	77,179	76,960	75,177
General and administrative	43,381	47,949	39,939
Amortization of acquired intangible assets	2,974	3,009	2,180
Transaction related expenses	—	—	1,082
Restructuring expenses	706	9,665	—
Litigation settlement expenses	—	45,982	—
Total operating expenses	141,566	197,755	133,605
Operating income (loss)	1,844	(73,433)	(9,837)
Other income (expense):
Interest income	10	6	118
Interest expense	(13,616)	(3,959)	(6,105)
Other income (expense), net	(33)	(1,662)	(794)
Total other income (expense)	(13,639)	(5,615)	(6,781)
Pretax net loss	(11,795)	(79,048)	(16,618)
Income tax provision (benefit)	1,087	3,179	(1,159)
Net loss	$(12,882)	$(82,227)	$(15,459)
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Revenues were $207.0 million for the year ended December 31, 2014 compared to $204.7 million for the year ended December 31, 2013, representing an increase of $2.3 million, or 1.1%. The increase was the result of growth in both the U.S. region ($2.1 million) and the International region ($0.1 million).
U.S. revenues were $137.1 million for the year ended December 31, 2014 compared to $135.0 million for the year ended December 31, 2013, representing an increase of $2.1 million, or 1.6%. The increase was the result of increased sales direct to hospitals ($5.2 million), offset by a decrease in sales to stocking distributors ($3.1 million).

International revenues were $69.9 million for the year ended December 31, 2014 compared to $69.8 million for the year ended December 31, 2013, representing an increase of $0.1 million, or 0.2%. The increase was due to growth in sales of implants and instruments ($5.5 million), offset by the elimination of revenue as a result of ceasing commercial operations in France as a result of the restructuring ($5.4 million). The increase in revenue is inclusive of $2.9 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $61.8 million for the year ended December 31, 2014 compared to $78.7 million for the year ended December 31, 2013, representing a decrease of $16.8 million, or 21.4%. The decrease was partially due to the one-time charges in 2013 for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($5.5 million), the obsolescence of the PureGen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion product ($1.0 million). In addition, there was a reduction in amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 ($3.8 million), a reduction in depreciation expense related to instruments ($2.2 million), and a decrease in inventory adjustments ($1.7 million), offset by an increase in product costs due to the growth in sales ($0.3 million) and an increase in inventory reserves ($0.6 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.7 million for the years ended December 31, 2014 and December 31, 2013. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $143.4 million for the year ended December 31, 2014 compared to $124.3 million for the year ended December 31, 2013, representing an increase of $19.1 million, or 15.4%. The increase was due to a reduction in the cost of revenues ($17.3 million) and an increase in sales volume ($1.8 million).
Gross margin. Gross margin was 69.3% for the year ended December 31, 2014 compared to 60.7% for the year ended December 31, 2013. The increase of 8.6 percentage points was due to a reduction in non-recurring charges and benefits (5.0 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.0 percentage points), a reduction in depreciation expense related to instruments (1.1 percentage points) and reduction in inventory adjustments (0.8 percentage points), offset by an increase in inventory reserves (0.3 percentage points).
Gross margin in the U.S. was 73.4% for the year ended December 31, 2014 compared to 65.9% for the year ended December 31, 2013. The increase of 7.5 percentage points was due to a reduction in non-recurring charges and benefits (3.4 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (3.1 percentage points), a reduction in depreciation expense related to instruments (1.0 percentage points), and a decrease in inventory adjustments (0.7 percentage points), offset by an increase in inventory reserves (0.4 percentage points) and an increase in royalty and milestone expenses due to a change in product mix (0.3 percentage points).
Gross margin for the International region was 61.3% for the year ended December 31, 2014 compared to 50.8% for the year ended December 31, 2013. The increase of 10.5 percentage points was due to 2013 reserves related to the restructuring of the Scient'x organization (7.9 percentage points), a reduction in instrument depreciation (1.3 percentage points) and a reduction in inventory adjustments (1.5 percentage points), offset by an unfavorable variation in pricing and product mix (0.2 percentage points).
Research and development. Research and development expense was $16.8 million for the year ended December 31, 2014 compared to $14.2 million for the year ended December 31, 2013 representing an increase of $2.6 million, or 18.4%. The increase was primarily related to the beta launch of the Arsenal pedicle screw system and increased development activity.
In-process research and development. IPR&D expense was $0.5 million for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. The $0.5 million expense in 2014 relates to initial purchase payments in connection with asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing. Sales and marketing expense was $77.2 million for the year ended December 31, 2014 compared to $77.0 million for the year ended December 31, 2013 representing an increase of $0.2 million, or 0.3%. The increase was due to an increase in commission expense ($2.1 million), offset by a reduction in the International region resulting from the restructuring of the Scient'x organization ($1.9 million).
General and administrative. General and administrative expense was $43.4 million for the year ended December 31, 2014 compared to $47.9 million for the year ended December 31, 2013, representing a decrease of $4.6 million, or 9.5%. The decrease was primarily due to a lower amount of legal expenses associated with the Orthotec litigation incurred in 2014 than 2013.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.0 million for the year ended December 31, 2014 and compared to $3.0 million for the year ended December 31, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expenses. Restructuring expenses were $0.7 million for the year ended December 31, 2014 compared to $9.7 million for the year ended December 31, 2013. On September 16, 2013, we announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.4 million through December 31, 2014 associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. We have substantially completed the activities associated with the restructuring activities as of December 31, 2014, and a substantial portion of the restructuring costs related to this restructuring has been paid.
Litigation settlement expenses. Litigation settlement expenses were $0 for the year ended December 31, 2014 compared to $46.0 million for the year ended December 31, 2013. The 2013 amount relates to an accrual booked for litigation settlement in connection with the Orthotec litigation matter described in Part 1, Item 3 Legal Proceedings.
Interest expense. Interest expense was $13.6 million for the year ended December 31, 2014 compared to $4.0 million for the year ended December 31, 2013, representing an increase of $9.7 million, or 243.9%. Interest expense for the years ended December 31, 2014 and 2013 consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to debt issuance costs. The increase in interest expense in 2014 is primarily due to interest expense and amortization of debt discount related to the Deerfield facility ($6.2 million), imputed interest on the Orthotec settlement ($1.7 million) and interest on higher levels of borrowings under the MidCap facility ($1.7 million).
Other income (expense), net. Other income (expense) was an expense of less than $0.1 million for the year ended December 31, 2014 compared to an expense of $1.7 million for the year ended December 31, 2013, representing a decrease in this expense of $1.6 million. The decrease in expense was primarily due to a gain from the decrease in the fair market value of certain warrants ($2.6 million), partially offset by an increase in unfavorable foreign currency exchange results due to U.S. denominated assets and liabilities on our foreign subsidiaries books and foreign currency losses ($1.0 million).
Income tax provision (benefit). Income tax provision (benefit) was a provision of $1.1 million for the year ended December 31, 2014 compared to a provision of $3.2 million for the year ended December 31, 2013, representing a decrease of $2.1 million, or 65.8%. The income tax provision in 2014 and 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues. Revenues were $204.7 million for the year ended December 31, 2013 compared to $196.3 million for the year ended December 31, 2012, representing an increase of $8.4 million, or 4.3%. The increase was comprised of $4.4 million related to sales in the U.S. and $4.0 million related to International sales.
U.S. revenues were $135.0 million for the year ended December 31, 2013 compared to $130.5 million for the year ended December 31, 2012, representing an increase of $4.5 million, or 3.4%. The increase was due to growth in the sales of implants and instruments ($8.2 million) and Biologics ($2.1 million), offset by a decline in the sales of PureGen due to the voluntary removal of PureGen from the market ($5.8 million).
International revenues were $69.8 million for the year ended December 31, 2013 compared to $65.8 million for the year ended December 31, 2012, representing an increase of $4.0 million, or 6.0%. The increase was due to sales of Alphatec implants and instruments internationally ($6.5 million), offset by a reduction in the sales of Scient'x products internationally ($2.5 million). The increase in revenue is inclusive of $5.9 million in unfavorable exchange rate effect.
Cost of revenues. Cost of revenues was $78.7 million for the year ended December 31, 2013 compared to $70.8 million for the year ended December 31, 2012, representing an increase of $7.9 million, or 11.2%. The increase was primarily due to one-time charges for increased inventory and instrument reserves related to the restructuring of the Scient'x organization ($5.5 million), the obsolescence of the PureGen inventory ($3.5 million) and the obsolescence of certain inventory related to an interbody fusion product ($1.0 million). In addition to these charges, there is an increase related to higher product costs as a result of sales volume and variation in product mix ($2.1 million), offset by an adjustment to milestone accruals ($0.7 million), a reduction in inventory reserves ($2.9 million) and a reduction in inventory adjustments and other costs of sales ($0.4 million).
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
Gross margin. Gross margin was 60.7% for the year ended December 31, 2013 compared to 63.1% for the year ended December 31, 2012. The decrease of 2.4 percentage points was due to an increase in the cost of revenues resulting from the French restructuring (2.6 percentage points), product obsolescence (2.2 percentage points) and an unfavorable variation in pricing and product mix (0.2 percentage points), offset by a reduction in inventory reserves (1.6 percentage points), an adjustment to milestone accruals (0.3 percentage points) and a reduction in other cost of revenues (0.7 percentage points).
Gross margin in the U.S. was 66.1% for the year ended December 31, 2013 compared to 67.7% for the year ended December 31, 2012. The decrease of 1.6 percentage points was due to an increase in the cost of revenues resulting from product obsolescence (3.2 percentage points) and an unfavorable variation in pricing and product mix (0.5 percentage points), offset by a reduction in inventory adjustments (1.1 percentage points) and reduction in other cost of revenues (1.0 percentage points).
Gross margin for the International region was 50.3% for the year ended December 31, 2013 compared to 53.8% for the year ended December 31, 2012. The decrease of 3.5 percentage points was due to an increase in the cost of revenues resulting from the restructuring (7.9 percentage points), offset by a favorable variation in pricing and product mix (0.6 percentage points) and a reduction in inventory reserves (3.8 percentage points).
Research and development. Research and development expense was $14.2 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012, representing a decrease of $0.7 million, or 4.7%. The decrease was primarily related to the variations in the timing of the cycle for development and testing ($1.4 million), offset by increased surgeon consulting expenses ($0.7 million).
In-process research and development. IPR&D expense was $0 for the year ended December 31, 2013 compared to $0.3 million for the year ended December 31, 2012. During the fourth quarter of 2012, we decided to not pursue development of IPR&D assets that had an indefinite life. We expensed $0.3 million for IPR&D related to the write-off of a portion of the IPR&D assets acquired in the Scient’x acquisition.
Sales and marketing. Sales and marketing expense was $77.0 million for the year ended December 31, 2013 compared to $75.2 million for the year ended December 31, 2012 representing an increase of $1.8 million, or 2.4%. The increase was primarily due to the additional expense created by the recently enacted medical device excise tax ($1.5 million).
General and administrative. General and administrative expense was $47.9 million for the year ended December 31, 2013 compared to $39.9 million for the year ended December 31, 2012, representing an increase of $8.0 million, or 20.1%. The increase was primarily related to legal fees associated with litigation ($5.4 million), compensation expense ($2.1 million), professional fees ($1.3 million) and expenses resulting from the Phygen acquisition ($0.4 million), offset by a decrease in International expenses related to currency translation ($0.8 million) and general cost reduction ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.0 million for the year ended December 31, 2013 compared to $2.2 million for the year ended December 31, 2012, representing an increase of $0.8 million, or 38.0%. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Transaction related expenses. Transaction related expenses were $0 for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The transaction related expenses were due to legal and professional fees in connection with the Company’s acquisition of certain assets of Phygen, LLC in 2012.
Restructuring expenses. Restructuring expenses were $9.7 million for the year ended December 31, 2013 compared to $0 for the year ended December 31, 2012. On September 16, 2013, we announced that we had begun a process to significantly restructure our Scient'x business operations in France in an effort to improve operating efficiencies and rationalize our cost structure. The restructuring included a reduction in Scient'x's workforce and the closing of our manufacturing facilities in France. We recorded restructuring costs of $9.7 million for the year ended December 31, 2013 and there was no corresponding expense for the year ended December 31, 2012. We estimate that we will record total costs, including employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs of approximately $12 million associated with this restructuring. We expect to complete all the activities associated with the restructuring activities by the end of the second quarter of 2014, a substantial portion of which will be paid by then.
Litigation settlement expenses. Litigation settlement expenses were $46.0 million for the year ended December 31, 2013. The 2013 amount relates to an accrual booked for litigation settlement in connection with the Orthotec, litigation matter described in Part 1 Item 3 Legal Proceedings.

Interest income. Interest income was $0 for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. Interest income is earned on cash balances held in accounts invested in money market funds.
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
Other income (expense), net. Other income (expense) was an expense of $1.7 million for the year ended December 31, 2013 compared to an expense of $0.8 million for the year ended December 31, 2012, representing an increase in expense of $0.9 million. The increase in expense was primarily due to unfavorable foreign currency exchange results realized in 2013 due to having U.S. denominated assets and liabilities on our foreign subsidiaries books as compared to 2012.
Income tax provision (benefit). Income tax provision (benefit) was a provision of $3.2 million for the year ended December 31, 2013 compared to a benefit of $1.2 million for the year ended December 31, 2012, representing an increase of $4.3 million, or 374.3%. The income tax provision in 2013 consisted primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate. The income tax benefit in 2012 consisted primarily of tax benefits related to operations in France and a settlement with the French tax authorities, partially offset by a valuation allowance on the French deferred tax assets, income tax expense for various other foreign jurisdictions, state income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Non-GAAP Financial Measures
We utilize certain financial measures that are not calculated based on U.S. Generally Accepted Accounting Principles, or GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These unaudited non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.
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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(12,882)	$(82,227)	$(15,459)
Stock-based compensation	4,554	4,078	3,540
Depreciation	12,160	14,638	14,184
Amortization of intangible assets	1,515	6,898	5,679
Amortization of acquired intangible assets	4,710	4,741	3,929
In-process research and development	527	—	341
Interest expense, net	13,606	3,953	5,987
Income tax provision (benefit) expense	1,087	3,179	(1,159)
Other (income) expense, net	33	1,662	794
Acquisition-related inventory step up	—	—	191
Transaction related expenses	—	—	1,082
Restructuring and other expenses	742	18,603	794
Litigation expenses and trial costs	4,779	49,657	—
Adjusted EBITDA	$30,831	$25,182	$19,903
Liquidity and Capital Resources
At December 31, 2014, our principal sources of liquidity consisted of cash of $19.7 million and accounts receivable, net of $40.4 million. Based on our operating plan and cash forecast, we believe that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least December 31, 2015. We expect to fund our operating expenses from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap.
On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap, which was amended and restated on August 30, 2013 to, among other things, increase the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $33 million term loan. A $5 million delayed draw on the term loan was borrowed on April 1, 2014. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%, subject to a 9.5% floor. As of December 31, 2014, approximately $60.4 million in principal amount was outstanding under the Credit Facility, with approximately $8 million of unused availability under the revolving line of credit.
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio and a senior leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2014. (See “Credit Facility and Other Debt” below).
On March 15, 2014, we, Orthotec and certain other parties, including certain directors and affiliates entered into a binding term sheet to settle the pending litigation in the Orthotec, LLC vs. Surgical S.A.S. legal matter and all other litigation matters between Orthotec, LLC and us and our directors and affiliates. Pursuant to the binding term sheet, we have agreed to pay Orthotec $49 million in cash payments. In accordance with the binding term sheet, we made payments totaling $1.75 million in March 2014 and we made an additional $15.75 million payment on April 10, 2014. We will pay the remaining $31.5 million to Orthotec in 28 quarterly installments of $1.1 million beginning in October 2014. The Company made the first quarterly installment payment of $1.1 million, which was paid on October 1, 2014. HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. In addition, a 7% simple interest rate will accrue on the unpaid portion of the remaining $31.5 million that we owe, which we will pay in $1.1 million quarterly payments after the $49 million settlement amount is paid. On September 26, 2014, we, Orthotec and certain other parties entered into a Settlement and Release Agreement, dated as of August 13, 2014, or Orthotec Settlement Agreement, which contains substantially the same business terms as, and superseded, the binding term sheet.
On March 17, 2014, we entered into a facility agreement, or the Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., which we refer to collectively as "Deerfield", pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we had the option, but were not required, upon certain conditions to draw the entire amount available under the

Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we had the opportunity to draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the Orthotec settlement payment obligations due in 2014. On November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund future Orthotec settlement payment obligations through 2016. The ununsed proceeds from the Facility Agreement are classified as restricted cash and may not be used for other purposes. As of January 30, 2015, we can no longer draw down additional funds under the Facility Agreement.
Based on our current operating plan, we believe that we will be in compliance with our financial covenants under the Credit Facility and the Facility Agreement for the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or if we incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility and the Facility Agreement. Upon the occurrence of an event of default under the Credit Facility or Facility Agreement that is not waived by MidCap or Deerfield, they could declare the amounts outstanding under the Credit Facility and the Facility Agreement immediately due and payable and, in the case of MidCap, refuse to extend further credit. If MidCap or Deerfield were to accelerate the repayment of borrowings under the Credit Facility and/or the Facility Agreement, we may not have sufficient cash on hand to repay the amounts due under the Credit Facility and/or the Facility Agreement and would have to seek to amend the terms of the Credit Facility and/or the Facility Agreement or seek alternative financing. There can be no assurance that in the event of a default, a waiver could be obtained from MidCap and Deerfield, that the Credit Facility and the Facility Agreement could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements, there can be no assurance that additional financing will be available on favorable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Credit Facility and payments due under the Biomet settlement agreement. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our anticipated revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving credit facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
We will need to invest in working capital and surgical instruments (the costs of which are capitalized) in order to support our revenue projections through the end of 2015. If we are not able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, we will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits may exceed federally insured limits, and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of December 31, 2014.
Operating Activities
We used net cash of $20.3 million from operating activities for the year ended December 31, 2014. During this period, net cash provided by operating activities primarily consisted of a net loss of $12.9 million and a decrease in working capital and other assets of $43.4 million partially offset by $36.0 million of non-cash costs, including amortization, depreciation, stock-based compensation, provision for excess and obsolete inventory and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $43.4 million consisted of decreases in accrued expenses and other liabilities of $35.1 million and accounts payable of $1.0 million; and increases in restricted cash of $6.8 million, inventory of $4.3 million, accounts receivable of $1.0 million and other assets of $0.3 million; partially offset by decreases in prepaid expenses and other current assets of $4.9 million and increases in deferred revenue of $0.4 million. The increase in restricted cash was funded by proceeds of $25.4 million from notes payable under the Facility Agreement included in financing activities and was reduced by payments of $18.6 million made pursuant to the Orthotec Settlement Agreement, with a corresponding decrease in accrued liabilities. Accrued expenses related to the Scient'x restructuring decreased by $8.6 million primarily due to the payment of employee severance and related payroll taxes.
Investing Activities
We used net cash of $11.0 million in investing activities for the year ended December 31, 2014 primarily for the purchase of $11.3 million in surgical instruments, computer equipment, leasehold improvements and manufacturing equipment, offset by $0.3 million cash receipt for the sale of assets.
Financing Activities
Financing activities provided net cash of $30.7 million for the year ended December 31, 2014. We drew $26 million under the Facility Agreement with Deerfield and received cash proceeds of $25.4 million, net of a transaction fee of $0.7 million, and drew a $5 million term loan under the Credit Facility with MidCap. Borrowings, net of payments under the Credit Facility revolving line of credit, totaled $7.0 million. We made principal payments on notes payable totaling $5.8 million and capital leases totaling $0.8 million for the year ended December 31, 2014.
Credit Facility, Facility Agreement and Other Debt
On August 30, 2013, we entered into the Credit Facility with MidCap to, among other things, increase the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and a $5 million delayed draw that was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. The $5 million delayed draw was borrowed on April 1, 2014. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of December 31, 2014.
On March 17, 2014, we entered into the First Amendment to the Credit Facility, or the First Amendment, with MidCap. The First Amendment permits, among other things, our execution of, and borrowing of loans, under the Facility Agreement and Alphatec Spine’s granting of liens as security therefore, the payment of amounts due under the Orthotec settlement agreement and the completion of certain conditions. The First Amendment also added a total leverage ratio financial covenant to the Credit Facility.
On March 17, 2014, we entered into a facility agreement, or the Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., which we refer to collectively as "Deerfield", pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we had the option, but were not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we had the opportunity to draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the Orthotec settlement payment obligations due in 2014. On November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund future Orthotec settlement payment obligations through 2016. The ununsed proceeds from the Facility Agreement are classified as restricted cash and may not be used for other purposes. As of January 30, 2015, we can no longer draw down additional funds under the Facility Agreement.

On March 20, 2014, we drew $20 million and on November 21, 2014, we drew $6 million under the Facility Agreement with Deerfield and received combined net proceeds of $25.4 million to fund the portion of the Orthotec settlement payment obligations that are due through 2016. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through October 2017. As of December 31, 2014, the balance of these capital leases, net of interest totaled $1.8 million. There was one new lease in 2014.
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of December 31, 2014 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2015	2016	2017	2018	2019	Thereafter
Credit Facility and term loan with MidCap	$60,390	$5,609	$54,781	$—	$—	$—	$—
Facility Agreement with Deerfield	26,000	—	—	8,667	8,667	8,666	—
Interest expense	14,405	6,659	4,902	1,706	948	190	—
Note payable for software licenses	250	157	93	—	—	—	—
Note payable for insurance premiums	1,580	1,580	—	—	—	—	—
Capital lease obligations	1,980	846	787	347	—	—	—
Operating lease obligations	5,437	3,150	1,829	377	73	8	—
Litigation settlement obligations	42,233	7,400	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	12,139	2,471	2,546	2,218	2,218	1,468	1,218
New product development milestones (1)	400	—	200	—	—	200	—
Total	$164,814	$27,872	$69,538	$17,715	$16,306	$14,932	$18,451

(1)
This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2015 through 2019.

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

Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.
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
Deferred Revenues
Deferred revenues consist of sales transactions where circumstances indicate that collectability is not reasonably assured due to payment terms, regional market risks, or customer history.
Inventories
Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. We review the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and record a reserve for the identified items. We calculate an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our biologics product inventories are subject to demand fluctuations based on the availability and demand for alternative implant products. Our estimates and assumptions for excess and obsolete inventory are subject to uncertainty as we are continually reviewing our existing products and introducing new products. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the inventory component.
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
We estimated the fair value in step one of the goodwill impairment model based on a combination of the income approach which included discounted cash flows as well as the market approach that utilized our market information. The income approach fair value measurements are categorized within Level 3 of the fair value hierarchy. Our discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. For purposes of calculating the discounted cash flows, we used estimated revenue growth rates averaging between 4% and 7% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 11.5%, and terminal value growth rates of 4%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of our fair value. Our assessment resulted in a fair value that was greater than our carrying value at December 31, 2014. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2014.
Significant management judgment is required in the forecast of future operating results that are used in our impairment analysis. The estimates we used are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in our income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to our historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, we have projected an improvement in our gross margin similar to our historical improvements in gross margins, as a result of forecasted mix in U.S. sales versus non-U.S. based sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next 10 years. Although we believe our underlying assumptions supporting this assessment are reasonable, if our forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from our forecasts, we could be exposed to material impairment charges in the future.
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
We use a Black-Scholes option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2014 was based on our actual historical volatility. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2014 was calculated using a weighted-average term based on historical exercise patterns and the term from option grant date to exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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
Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$274	$228	$137
Research and development	2,080	719	261
Sales and marketing	470	459	1,695
General and administrative	1,730	2,672	1,447
Total	$4,554	$4,078	$3,540
Effect on basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.04)
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
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. We are currently evaluating the impact of this guidance and expect to adopt the standard for the annual reporting period ending December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2014, our outstanding floating rate indebtedness totaled $60.4 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10 percent change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2014.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Ernst and Young LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in its report appearing elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with our evaluation of such internal control that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alphatec Holdings, Inc.
We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Alphatec Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Alphatec Holdings, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2015

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

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
Item 15(a)(3) Exhibits List
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1	Acquisition Agreement, dated December 17, 2009, by and among the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 2.1)	12/22/09	000-52024

2.2†	Asset Purchase Agreement, dated October 19, 2012, between the Company and Phygen, LLC		Form 10-K (Exhibit 2.2)	03/05/12	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Stockholders’ Agreement by and among Alphatec Holdings, Inc., HealthpointCapital Partners, LP and certain investors, dated as of March 17, 2005		Amendment No. 4 to Form S-1 (Exhibit 4.2)	05/15/06	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.3	Subscription Agreement dated as of June 4, 2009, between Alphatec Holdings, Inc. and HealthpointCapital Partners II, L.P.		Form 10-Q (Exhibit 10.2)	08/04/09	000-52024

4.4	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.5	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	03/31/10	000-52024

4.6	Form of Subscription Agreement, dated as of February 9, 2010, between the Company and each of the investors in the Offering		Form 8-K (Exhibit 10.1)	02/10/10	000-52024

4.7	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	03/05/12	000-52024

4.8	Form of Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.1)	03/19/14	000-52024

4.9
Registration Rights Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 4.2)	03/19/14	000-52024
Real Property Lease Agreements
10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	05/12/08	000-52024

10.2	Sublease Agreement by and between Alphatec Holdings, Inc. and K2 Inc., dated as of February 28, 2008		Form 10-Q (Exhibit 10.1)	05/12/08	000-52024

Loan Agreements
10.3†
Amended and Restated Credit, Security and Guaranty Agreement dated August 30, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC
X

10.4†
First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto
			Form 8-K (Exhibit 10.1)	03/19/14	000-52024

10.5†
Facility Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 10.3)	03/19/14	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.6
Guaranty and Security Agreement, dated March 17, 2014 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 10.2)	03/19/14	000-52024

Agreements with Respect to Collaborations, Licenses, Research and Development

10.7†	License Agreement by and between Alphatec Spine, Inc. and Cross Medical Products, Inc., dated as of April 24, 2003		Amendment No. 1 to Form S-1 (Exhibit 10.26)	03/23/06	333-131609

10.8†	Amended License Agreement between Alphatec Spine, Inc. and Cross Medical Products, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.28)	03/05/12	000-52024

10.9†
Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004
			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.10†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.11†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/09/07	000-52024

10.12†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	05/05/09	000-52024

10.13†	Amendment to the Exclusive License Agreement dated August 1, 2014 between Alphatec Spine, Inc. and Stout Medical Group, L.P.		Form 10-Q (Exhibit 10.	10/30/14	000-52024

10.14†	Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 14, 2008		Form 10-K/A (Exhibit 10.22)	07/07/09	000-52024

10.15†	Second Amendment to Exclusive License Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Progressive Spinal Technologies LLC, dated as of January 12, 2009		Form 10-K/A (Exhibit 10.23)	07/07/09	000-52024

10.16†	Third Amendment to Exclusive License Agreement dated as of June 30, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-Q (Exhibit 10.3)	08/04/09	000-52024

10.17†	Fourth Amendment to Exclusive License Agreement dated as of December 7, 2009, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K/A (Exhibit 10.38)	04/08/10	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.18†	Fifth Amendment to Exclusive License Agreement dated as of November 30, 2010, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Progressive Spinal Technologies LLC		Form 10-K (Exhibit 10.22)	03/04/11	000-52024

10.19†	Sixth Amendment to License Agreement by and between Alphatec Spine, Inc. and Progressive Spinal Technologies LLC, dated as of December 12, 2013		Form 10.6 (Exhibit 10.27	03/20/14	333-18790

10.20†	Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated as of October 22, 2013		Form 10-K (Exhibit 10.26)	03/20/14	333-18790

Agreements with Officers and Directors

10.21*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/08/10	000-52024

10.22*	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross		Form 10-Q (Exhibit 10.1)	05/08/12	000-52024

10.23*	Amendment to the Employment Agreement by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated May 1, 2014	X

10.24*	Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated February 17, 2014		Form 10-Q (Exhibit 10.5)	05/01/14	000-52024

10.25*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	03/07/08	000-52024

10.26*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014		Form 10-Q (Exhibit 10.1)	07/31/14	000-52024

10.27*	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014		Form 10-Q (Exhibit 10.4)	05/01/14	000-52024

10.28*	Employment Agreement by and among Mark Bullivant, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated September 19, 2014	X

10.29*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

Equity Compensation Plans
10.30*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.31*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.32*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.33*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.34*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.35*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.36*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.37*	Amended 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

10.38*	Summary Description of the Alphatec Holdings, Inc. 2014 Bonus Plan		Form 10-Q (Exhibit 10.3)	08/07/13	000-52024

Settlement Agreements

10.39†	Settlement Agreement and General Release by and among Alphatec Spine, Inc., Cross Medical Products, LLC, and EBI, LLC, dated December 30, 2011		Form 10-K (Exhibit 10.27)	03/05/12	000-52024

10.40
Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, Orthotec, LLC, Patrick Bertranou and the other parties named therein
			Form 10-Q (Exhibit 10.3)	10/30/14	000-52024

21.1	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document**

101.2	XBRL Taxonomy Extension Schema Document**

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**

101.4	XBRL Taxonomy Extension Definition Linkbase Document**

101.5	XBRL Taxonomy Extension Label Linkbase Document**

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**

(*)	Management contract or compensatory plan or arrangement.

(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

(**)	Confidential treatment is being requested as to certain portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	February 26, 2015	By:	/S/ JAMES M. CORBETT
		Name:	James M. Corbett
		Title:	President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES M. CORBETT	President and Chief Executive Officer and Director (principal executive officer)	February 26, 2015
James M. Corbett

/S/ MICHAEL O’NEILL	Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)	February 26, 2015
Michael O’Neill

/S/ LESLIE H. CROSS	Chairman of the Board of Directors	February 26, 2015
Leslie H. Cross

/S/ MORTIMER BERKOWITZ III	Chairman of the Executive Committee of the Board of Directors	February 26, 2015
Mortimer Berkowitz III

/S/ TOM C. DAVIS	Director	February 26, 2015
Tom C. Davis

/S/ ROHIT DESAI	Director	February 26, 2015
Rohit Desai

/S/ JOHN H. FOSTER	Director	February 26, 2015
John H. Foster

/S/ JAMES R. GLYNN	Director	February 26, 2015
James R. Glynn

/S/ SIRI S. MARSHALL	Director	February 26, 2015
Siri S. Marshall

/S/ R. IAN MOLSON	Director	February 26, 2015
R. Ian Molson

/S/ STEPHEN E. O’NEIL	Director	February 26, 2015
Stephen E. O’Neil

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alphatec Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
February 26, 2015

ALPHATEC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$19,735	$21,345
Restricted cash	4,400	—
Accounts receivable, net	40,440	41,395
Inventories, net	41,747	41,939
Prepaid expenses and other current assets	5,466	7,694
Deferred income tax assets	1,324	1,372
Total current assets	113,112	113,745
Property and equipment, net	26,040	28,030
Goodwill	171,333	183,004
Intangibles, net	30,259	39,064
Other assets	4,179	1,787
Total assets	$344,923	$365,630
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,130	$10,790
Accrued expenses	35,393	62,996
Deferred revenue	1,300	1,009
Common stock warrant liabilities	8,702	—
Current portion of long-term debt	8,076	4,924
Total current liabilities	63,601	79,719
Long-term debt, less current portion	74,597	49,978
Other long-term liabilities	32,220	38,784
Deferred income tax liabilities	1,948	1,870
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2014 and 2013; 3,319 shares issued and outstanding at both December 31, 2014 and 2013	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized; 99,856 and 97,599 shares issued and outstanding at December 31, 2014 and 2013, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	413,921	403,568
Shareholder note receivable	(5,000)	—
Accumulated other comprehensive income (loss)	(11,316)	3,877
Accumulated deficit	(248,564)	(235,682)
Total stockholders’ equity	148,954	171,676
Total liabilities and stockholders’ equity	$344,923	$365,630
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues	$206,980	$204,724	$196,278
Cost of revenues	61,834	78,669	70,761
Amortization of acquired intangible assets	1,736	1,733	1,749
Gross profit	143,410	124,322	123,768
Operating expenses:
Research and development	16,799	14,190	14,886
In-process research and development	527	—	341
Sales and marketing	77,179	76,960	75,177
General and administrative	43,381	47,949	39,939
Amortization of acquired intangible assets	2,974	3,009	2,180
Transaction related expenses	—	—	1,082
Restructuring expenses	706	9,665	—
Litigation settlement expenses	—	45,982	—
Total operating expenses	141,566	197,755	133,605
Operating income (loss)	1,844	(73,433)	(9,837)
Other income (expense):
Interest income	10	6	118
Interest expense	(13,616)	(3,959)	(6,105)
Other expense, net	(33)	(1,662)	(794)
Total other income (expense)	(13,639)	(5,615)	(6,781)
Pretax net loss	(11,795)	(79,048)	(16,618)
Income tax provision (benefit)	1,087	3,179	(1,159)
Net loss	$(12,882)	$(82,227)	$(15,459)

Net loss per basic share	$(0.13)	$(0.85)	$(0.17)
Net loss per diluted share	$(0.16)	$(0.85)	$(0.17)

Shares used in calculating basic net loss per share	97,347	96,235	90,218
Shares used in calculating diluted net loss per share	97,735	96,235	90,218
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(12,882)	$(82,227)	$(15,459)
Foreign currency translation adjustments	(15,193)	3,765	2,924
Comprehensive loss	$(28,075)	$(78,462)	$(12,535)
See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Shareholder note receivable	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2011	89,362	$9	$386,224	$—	$(97)	$(2,812)	$(137,996)	$245,328
Stock-based compensation	—	—	2,406	—	—	—	—	2,406
Exercise of stock options	62	—	76	—	—	—	—	76
Repurchase and/or forfeiture of common stock	(115)	—	(49)	—	—	—	—	(49)
Shares issued for consulting services	938	—	1,284	—	—	—	—	1,284
Issuance of common stock in connection with license agreements	139	—	250	—	—	—	—	250
Issuance of common stock in connection with Phygen acquisition	5,240	1	8,855	—	—	—	—	8,856
Issuance of common stock for equity offering	231	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	145	—	200	—	—	—	—	200
Issuance of common stock for restricted share awards granted to employees	701	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	2,924	—	2,924
Net loss	—	—	—	—	—	—	(15,459)	(15,459)
Balance at December 31, 2012	96,703	10	399,246	—	(97)	112	(153,455)	245,816
Stock-based compensation	—	—	2,590	—	—	—	—	2,590
Exercise of stock options	6	—	8	—	—	—	—	8
Repurchase and/or forfeiture of common stock	(142)	—	(172)	—	—	—	—	(172)
Shares issued for consulting services	354	—	1,488	—	—	—	—	1,488
Issuance of common stock in connection with license agreements	130	—	250	—	—	—	—	250
Forfeiture of common stock in connection with Phygen acquisition	(328)	—	(561)	—	—	—	—	(561)
Issuance of common stock for employee stock purchase plan	500	—	719	—	—	—	—	719
Issuance of common stock for restricted share awards granted to employees	376	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3,765	—	3,765
Net loss	—	—	—	—	—	—	(82,227)	(82,227)
Balance at December 31, 2013	97,599	10	403,568	—	(97)	3,877	(235,682)	171,676
Stock-based compensation	—	—	2,690	—	—	—	—	2,690
Exercise of stock options	21	—	29	—	—	—	—	29
Repurchase and/or forfeiture of common stock	(266)	—	(3)	—	—	—	—	(3)
Shares issued for consulting services	1,327	—	1,864	—	—	—	—	1,864
Issuance of common stock for employee stock purchase plan	608	—	671	—	—	—	—	671
Issuance of common stock for restricted share awards granted to employees	493	—	—	—	—	—	—	—
Shareholder note receivable	—	—	5,000	(5,000)	—	—	—	—
Issuance of common stock for acquired technology	74	—	102	—	—	—	—	102
Foreign currency translation adjustments	—	—	—	—	—	(15,193)	—	(15,193)
Net loss	—	—	—	—	—	—	(12,882)	(12,882)
Balance at December 31, 2014	99,856	$10	$413,921	$(5,000)	$(97)	$(11,316)	$(248,564)	$148,954

See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(12,882)	$(82,227)	$(15,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,385	26,277	23,792
Stock-based compensation	4,554	4,078	3,690
Interest expense related to amortization of debt discount and debt issuance costs	6,700	368	919
In-process research and development	102	—	341
Provision for doubtful accounts	522	404	859
Provision for excess and obsolete inventory	3,539	11,652	6,658
Deferred income tax provision (benefit)	251	816	(3,420)
Other non-cash items	1,913	1,464	2,158
Changes in operating assets and liabilities:
Restricted cash	(6,750)	—	—
Accounts receivable	(1,028)	(1,940)	382
Inventories	(4,348)	(4,407)	(7,853)
Prepaid expenses and other current assets	4,863	450	1,681
Other assets	(276)	64	992
Accounts payable	(1,042)	(3,853)	(1,799)
Accrued expenses and other	(35,130)	55,171	(1,764)
Deferred revenue	356	(510)	416
Net cash (used in) provided by operating activities	(20,271)	7,807	11,593
Investing activities:
Purchases of property and equipment	(11,300)	(14,352)	(15,646)
Purchase of intangible assets	—	(750)	(1,750)
Cash paid for acquisitions	—	(4,000)	(2,000)
Cash received from sale of assets	300	—	—
Net cash used in investing activities	(11,000)	(19,102)	(19,396)
Financing activities:
Exercise of stock options	26	8	76
Borrowings under lines of credit	163,067	154,622	121,232
Repayments under lines of credit	(156,106)	(168,855)	(99,853)
Principal payments on capital lease obligations	(766)	(434)	(604)
Proceeds from issuance of notes payable	30,350	28,000	—
Principal payments on notes payable	(5,837)	(2,654)	(12,375)
Net cash provided by (used in) financing activities	30,734	10,687	8,476
Effect of exchange rate changes on cash	(1,073)	(288)	902
Net increase (decrease) in cash	(1,610)	(896)	1,575
Cash at beginning of period	21,345	22,241	20,666
Cash at end of period	$19,735	$21,345	$22,241

See accompanying notes.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,885	$3,973	$2,592
Cash paid for income taxes	$565	$1,780	$989
Purchases of property and equipment in accounts payable	$1,638	$1,513	$1,367
Purchase of property and equipment through capital leases	$1,212	$—	$2,225
Non-cash purchases of license agreements	$—	$250	$1,000
Non-cash debt discount	$650	$—	$—
Issuance of common stock in connection with acquisitions	$—	$—	$8,856
Initial fair value of warrant liability	$11,280	$—	$—
See accompanying notes.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation
The Company
Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”) designs, develops, manufactures and markets products for the surgical treatment of spine disorders. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through its affiliate, Scient’x S.A.S. and its subsidiaries (“Scient’x”), via a direct salesforce in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”) via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.
Basis of Presentation
The consolidated financial statements include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its existing cash of $20 million combined with anticipated cash flow from operations in 2015 and other working capital of $30 million at December 31, 2014 and the Company's available borrowings under its credit facility with MidCap Financial, LLC ("MidCap") will be sufficient to fund its operating cash requirements through at least December 31, 2015.
The Company’s Amended and Restated Credit, Security and Guaranty Agreement (the “Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 6). Based on the Company’s board-approved current operating plan, the Company believes that it will be in compliance with the financial covenants of the Credit Facility at least through December 31, 2015. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Credit Facility which would require a waiver from MidCap. There can be no assurance that such a waiver could be obtained, that the Credit Facility could be successfully renegotiated or that the Company can modify its operations to maintain liquidity. If the Company is unable to obtain any required waivers or amendments, MidCap would have the right to exercise remedies specified in the Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing will be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
 Concentrations of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with established financial institutions. As of December 31, 2014 a substantial portion of the Company’s available cash funds is held in business accounts. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s customers are primarily hospitals, surgical centers and distributors and no single customer represented greater than 10 percent of consolidated revenues for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.
Revenue Recognition
The Company derives its revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. The Company sells its products primarily through its direct sales force and independent distributors. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. In addition, the Company accounts for revenue under provisions which set forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance.
The Company’s revenue from sales of spinal and other surgical implant products is recognized upon receipt of written acknowledgment that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such product.
Deferred revenues consist of sales transactions where circumstances indicate that colectibility is not reasonably assured due to payment terms, regional market risks or customer history. The Company defers the recognition of revenue until payments become due and cash is received from these distributors. As of December 31, 2014 and 2013, the balance in deferred revenue totaled $1.3 million and $1.0 million, respectively.
Restricted Cash
In March and November 2014, the Company borrowed and set aside cash for the payment of a portion of the Orthotec litigation settlement, which is subject to the terms of the facility agreement that it entered into with Deerfield on March 17, 2014. The Company classified this cash as restricted, because it may not be used for purposes other than payments of amounts due under the Orthotec litigation settlement agreement. As of December 31, 2014, the Company had $4.4 million classified as short-term restricted cash and $2.4 million classified as long-term restricted cash in other assets.
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
Inventories
Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have an expiration based on shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $17.3 million and $18.4 million of inventory was held at consigned locations as of December 31, 2014 and 2013, respectively.
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
The Company estimated the fair value in step one of the goodwill impairment test based on a combination of the income approach which included discounted cash flows as well as a market approach that utilized the Company’s market information. The income approach fair value measurements are categorized within Level 3 of the fair value hierarchy. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. For purposes of calculating the discounted cash flows, the Company used estimated revenue growth rates averaging between 4% and 7% for the discrete forecast period. Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 11.5%, and terminal value growth rate of 4%. Publicly available information regarding comparable market capitalization was also considered in assessing the reasonableness of the Company’s fair value. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2014. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and thus no impairment of goodwill was recorded as of December 31, 2014.
Significant management judgment is required in the forecast of future operating results that are used in the Company’s impairment analysis. The estimates the Company used are consistent with the plans and estimates that it uses to manage its business. Significant assumptions utilized in the Company’s income approach model included the growth rate of sales for recently introduced products and the introduction of anticipated new products similar to its historical growth rates. Another important assumption involved in forecasted sales is the projected mix of higher margin U.S. based sales and lower margin non-U.S. based sales. Additionally, the Company has projected an improvement in its gross margin, similar to its historical improvement in gross margins, as a result of its forecasted mix in U.S. sales versus non-U.S. sales and lower manufacturing cost per unit based on the increase in forecasted volume to absorb applied overhead over the next ten years. Although the Company believes its underlying assumptions supporting this assessment are reasonable, if the Company’s forecasted sales, mix of product sales, growth rates of recently introduced new products, timing of and growth rates of new product introductions, gross margin, selling, general and administrative expenses, or the discount rate vary from its forecasts, the Company could be exposed to material impairment charges in the future. Additionally, if the Company’s stock price decreases significantly from the closing price on December 31, 2014, the Company may be required to perform an interim analysis in 2015 that could result in an impairment charge.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency
The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s foreign subsidiaries are the Japanese Yen, the Euro, the Brazilian Real, the British Pound and the Hong Kong dollar. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, the Company recorded net foreign currency losses of approximately $1.0 million, $1.7 million and $0.9 million, respectively.
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
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of December 31, 2014 or December 31, 2013. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2013	$—
Issuance	11,280
Changes in fair value	(2,578)
Balance at December 31, 2014	$8,702
Common stock warrant liabilities are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (defined below) is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The decrease in the fair value of the common stock warrant liabilities as of December 31, 2014 was primarily driven by the decrease in the Company's common stock price at December 31, 2014 as compared to the Company's common stock price on March 17, 2014 and March 20, 2014, the dates when the common stock warrants to purchase 10.3 million shares of the Company's common stock were issued. There was no change in the fair value of the warrants to purchase 1.2 million shares of the Company's common stock issued on November 21, 2014.
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
In-Process Research and Development
In-process research and development (“IPR&D”) consists of acquired research and development assets that are not part of an acquisition of a business and were not technologically feasible on the date the Company acquired them and had no alternative future use at that date or assets acquired in a business acquisition that are determined to have no alternative future use. The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that commercial viability of these products will ever be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, developing and testing products in order to obtain regulatory approvals. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these products. Until the technological feasibility of the acquired research and development assets are established, the Company expenses these costs.
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
Product Shipment Cost
Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $3.7 million, $3.1 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company uses a Black-Scholes option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s common stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which the Company’s common stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2014 was based on a weighted-average volatility of its actual historical volatility over a period equal to the expected life of the awards.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2014, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Valuation of Stock Option Awards
The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2014, 2013 and 2012 are as follows:

Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.8-1.9%	1.1-1.8%	0.9-1.2%
Expected dividend yield	—	—	—
Weighted average expected life (years)	5.4-5.5	5.3-5.5	5.3-5.8
Volatility	60-71%	75-76%	75-78%
Compensation Costs
The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$274	$228	$137
Research and development	2,080	719	261
Sales and marketing	470	459	1,695
General and administrative	1,730	2,672	1,447
Total	$4,554	$4,078	$3,540
The amounts provided above include stock-based compensation expense of $1.9 million, $1.5 million and $1.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss for basic earnings per share	$(12,882)	$(82,227)	$(15,459)
Decrease in fair value of warrants	(2,578)	—	—
Diluted net loss applicable to common stockholders	$(15,460)	$(82,227)	$(15,459)
Denominator:
Weighted average common shares outstanding	98,138	97,111	90,870
Weighted average unvested common shares subject to repurchase	(791)	(876)	(652)
Weighted average common shares outstanding—basic	97,347	96,235	90,218
Effect of dilutive securities:
Conversion of preferred stock	—	—	—
Options	—	—	—
Warrants	388	—	—
Weighted average common shares outstanding—diluted	97,735	96,235	90,218
Net loss per share:
Basic	$(0.13)	$(0.85)	$(0.17)
Diluted	$(0.16)	$(0.85)	$(0.17)
As of December 31, 2014, 2013 and 2012, none of the outstanding shares of redeemable preferred stock were convertible to common stock.
The weighted-average anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	7,057	4,597	4,621
Warrants to purchase common stock	725	594	476
Unvested restricted stock awards	791	876	652
	8,573	6,067	5,749

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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2016.
3. Acquisitions and Investment
Acquisition of Phygen, LLC
On November 6, 2012, the Company closed the acquisition pursuant to the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Phygen, LLC (“Phygen”), pursuant to which the Company agreed to purchase Phygen’s right, title and interest in, and certain assets used by, Phygen in connection with the design, development, marketing and distribution of certain of Phygen’s spinal implant products, together with the intellectual property rights, contractual rights, inventories and certain liabilities related thereto. At the closing of the transaction, the Company issued to Phygen 4,069,087 unregistered shares of the Company’s common stock and paid to Phygen $2 million in cash. The Company placed 1,170,960 of such unregistered shares of the Company's common stock into an escrow account, which served as security against any potential indemnification obligations of Phygen under the Asset Purchase Agreement for a period of 12 months following the closing. In November 2013, the Company made a claim of 328,356 shares of the Company's common stock against the escrow shares, which were returned to the Company in December 2013. In connection with this release of shares the Company recorded income of $0.6 million as a reduction of general and administrative expenses in the year ended December 31, 2013. The remaining 842,604 shares of the Company's common stock held in escrow were released to the owners of Phygen. In addition, pursuant to the Asset Purchase Agreement, the Company paid to Phygen $4 million in cash in April 2013. In connection with the Phygen acquisition, the Company incurred transaction related expenses of $1.1 million in the year ended December 31, 2012. The results of Phygen’s operations are included in the consolidated financial statements from November 7, 2012.
Based on the closing price of Alphatec’s common stock of $1.69 per share on November 6, 2012, cash consideration and contingent liabilities, the total purchase price of the Phygen acquisition of $18.5 million consisted of cash consideration of $5.9 million, fair value of Alphatec common stock of $8.9 million and contingent consideration of $3.7 million.
Pro forma supplemental financial information is not provided as the impact of the Phygen acquisition was not material to operating results in the year ended December 31, 2014, 2013 or 2012.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheet Details
Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable	$41,233	$42,443
Allowance for doubtful accounts	(793)	(1,048)
Accounts receivables, net	$40,440	$41,395

Inventories
Inventories consist of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,020	$—	$5,020	$4,375	$—	$4,375
Work-in-process	1,032	—	1,032	531	—	531
Finished goods	57,020	(21,325)	35,695	60,979	(23,946)	37,033
Inventories	$63,072	$(21,325)	$41,747	$65,885	$(23,946)	$41,939
Property and Equipment
Property and equipment consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2014	2013
Surgical instruments	4	$62,872	$62,636
Machinery and equipment	7	15,382	14,692
Computer equipment	3	3,180	3,357
Office furniture and equipment	5	3,789	3,703
Leasehold improvements	various	3,841	4,161
Building	39	65	52
Land	n/a	9	10
Construction in progress	n/a	1,320	1,228
		90,458	89,839
Less accumulated depreciation and amortization		(64,418)	(61,809)
Property and equipment, net		$26,040	$28,030
Total depreciation expense was $12.2 million, $14.6 million and $14.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million are included in the construction in progress balance. At December 31, 2013, assets recorded under capital leases of $1.8 million were included in the machinery and equipment balance and $0.6 million are included in the construction in progress balance. Amortization of assets under capital leases is included in depreciation expense.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Intangible Assets
Intangibles assets consist of the following (in thousands):

	Useful lives (in years)	December 31,
		2014	2013
Developed product technology	3-8	$22,526	$23,633
Distribution rights	3	2,095	2,343
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	17,686
Core technology	10	4,554	5,137
Trademarks and trade names	3-9	3,559	3,920
Customer-related	12-15	20,493	22,161
Distribution network	10-12	4,027	4,027
Physician education programs	10	2,802	3,160
Supply agreement	10	225	225
		78,001	83,296
Less accumulated amortization		(47,742)	(44,232)
Intangible assets, net		$30,259	$39,064
Total amortization expense was $6.2 million, $11.6 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The future expected amortization expense related to intangible assets as of December 31, 2014 is as follows (in thousands):

Year Ending December 31,
2015	$5,646
2016	5,163
2017	4,866
2018	3,053
2019	2,852
Thereafter	8,679

Total	$30,259

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Legal	$967	$2,139
Accounting	1,262	928
Severance	318	297
Restructuring	531	9,170
Sales milestones	107	1,828
Accrued taxes	1,344	1,120
Deferred rent	785	1,163
Royalties	2,129	2,347
Commissions	6,152	6,180
Payroll and related	8,291	9,369
Litigation settlements	7,393	22,600
Accrued interest	946	—
Other	5,168	5,855
Total accrued expenses	$35,393	$62,996
Goodwill
The changes in the carrying amount of goodwill from December 31, 2013 through December 31, 2014 were as follows (in thousands):

	2014	2013
Balance at January 1,	$183,004	$180,838
Change in Phygen goodwill	—	(1,610)
Effect of foreign exchange rate on goodwill	(11,671)	3,776
Balance at December 31,	$171,333	$183,004
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2014, the Company entered a third amendment (the “Third Amendment”) to the License Agreement. Pursuant to the Third Amendment: (i) the royalty rate paid by the Company for the net sales of licensed products is a fixed amount per quarter through December 31, 2016; (ii) the royalty rate starting in 2017 will be increased from 7.0% to 8.5%; (ii) starting in 2017, the minimum royalty obligation is $0.2 million per year, with such minimum royalty obligation being further reduced stating in 2018; (iii) the territory is amended so that the United States is removed from the territory in which the Company can sell and market licensed products; (iv) all obligations of the Company to pursue a clinical trial in the United States are deleted; and (v) all milestone payments based on the achievement of certain sales milestones are deleted. In connection with this amendment the Company reversed the $1.7 million accrual it had recorded for the sales milestone payment into cost of goods sold for the year ended December 31, 2014.
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
On December 12, 2013, the Company and PST entered into a sixth amendment to the OsseoScrew License Agreement. The sixth amendment provides (i) the royalty rate paid by the Company for net sales of licensed products is increased; (ii) the territory is amended so that the United States is removed from the territory in which the Company can sell and market licensed products, and such rights are non-exclusive in Russia and the People’s Republic of China; (iii)  all milestone payments based on the achievement of certain sales milestones are deleted; and (iv) a $0.3 million milestone payment to be paid upon the achievement of regulatory approval of a licensed product in the People’s Republic of China was added. In connection with this amendment, the Company reversed the $0.6 million accrual it had recorded for the sales milestone payment into cost of goods sold for the year ended December 31, 2013.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreement with International Spinal Innovations, LLC
In June 2009, the Company entered into a cross license agreement (the “ISI License Agreement”) with International Spinal Innovations, LLC (“ISI”) that provides the Company with a worldwide license to develop and commercialize ISI’s proprietary intellectual property related to a stand-alone anterior lumbar interbody fusion device. The financial terms of the ISI License Agreement include: (i) the issuance of 260,000 shares of the Company’s common stock following the execution of the ISI License Agreement; (ii) sales milestone payments in cash that could begin to be achieved and paid in 2016; and (iii) a royalty payment based on net sales of licensed products. In 2012, the Company entered into an amended agreement that established a minimum royalty payment amount that began in 2012.
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
 License Agreement with R Tree Innovations LLC
In September 2010, the Company entered into a License Agreement (the “R Tree License Agreement”) with R Tree Innovations LLC (“R Tree”) that provides the Company with a worldwide license to develop and commercialize R Tree’s proprietary intellectual property related to its Epicage interbody fusion device and related instrumentation. The financial terms of the R Tree License Agreement include: (i) a cash payment of $0.8 million and the issuance of $0.5 million of the Company’s common stock following the execution of the R Tree License Agreement; (ii) development and sales milestone payments in cash that could begin to be achieved and paid in 2013; and (iii) a royalty payment based on net sales of licensed products. During the third quarter of 2010, the Company recorded an intangible asset of $1.3 million following the execution of the R Tree License Agreement. In November 2012, the Company and R Tree entered into an amendment to the R Tree License Agreement (the “R Tree Amendment”). In connection with the R Tree Amendment, the Company made a cash payment of $0.3 million and issued $0.2 million of its common stock to R Tree. The total consideration of $0.5 million was recorded as an intangible asset. The Company is amortizing the intangible asset over seven years, the estimated life of the product. The total number of shares of common stock, which were issued in accordance with the R Tree License Agreement and the R Tree Amendment was 367,044. In October 2013, another milestone was reached and the Company made a $0.3 million cash payment and issued $0.2 million worth of its common stock to R Tree. The total consideration of $0.5 million was recorded as an intangible asset.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cervical Interbody Spacer Supply Agreement
In October 2012, the Company entered into a supply agreement with a third party supplier whereby the Company acquired exclusive worldwide distribution rights to sell an anchored, fully retractable cervical inter-body spacer (the “Cervical Spacer Supply Agreement”). The Company was required to make up-front payments totaling $1.0 million upon the execution of the Cervical Spacer Supply Agreement. The $1.0 million up-front payments were capitalized as an intangible asset and is being amortized over the 7-year term of the Cervical Spacer Supply Agreement. Additionally, the Company was required to meet certain minimum purchase requirements of up to $5.9 million per year to maintain its exclusive distribution rights. In September 2014, the Company entered into an amendment to the Cervical Spacer Supply Agreement that eliminated the minimum purchase requirements and modified the distribution rights to non-exclusive.
Asset Purchase Agreement
In July 2014, the Company entered into an asset purchase and product development services agreement (the "Asset Agreement") whereby the Company purchased rights to the conceptual design for an intervertebral implant device. The financial terms of the Agreement include payments in cash and the Company's common stock upon achievement of various milestones. The Company accounted for this arrangement as an asset acquisition. In the year ended December 31, 2014, the Company made cash payments totaling $0.2 million and issued 72,992 shares of the Company's common stock valued at $0.1 million. The Company recognized the cash and stock payments of $0.3 million as in-process research and development expense in the year ended December 31, 2014.
6. Debt
MidCap Loan and Security Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million, of which $31.8 million was outstanding at December 31, 2014. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate bears interest at LIBOR plus 6.0%, reset monthly. At December 31, 2014, the revolving line of credit carries an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred approximately $0.4 million in costs, which were capitalized as debt issuance costs within the consolidated balance sheet as of December 31, 2014. At December 31, 2014, $0.4 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
On June 7, 2012, the Company entered into the Prior Credit Facility with MidCap, which permitted the Company to borrow up to $40 million under a revolving line of credit and included an option to increase the borrowing base to $50 million with the prior consent of MidCap. As collateral for the Prior Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2012. The Company paid an up-front commitment fee to MidCap of $0.2 million and debt issuance costs of $0.2 million, which were capitalized as deferred debt issuance costs.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The Amended Credit Facility also provides for several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
In January 2013, the Company entered into a limited waiver and limited consent agreement with MidCap (the “Waiver”). Under the Waiver, MidCap waived certain provisions of the Prior Credit Facility in connection with the acquisition of the assets of Phygen, LLC ("Phygen") and related to the maintenance of cash balances in the U.S. In February 2013, the Company and MidCap entered into a first amendment to the Prior Credit Facility (the "First Amendment to the Credit Facility”). The First Amendment to the Credit Facility allowed the Company to exclude payments related to the Phygen acquisition and the settlement agreement with Cross Medical Products, LLC (“Cross”) from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment to the Credit Facility, the Company paid MidCap a fee of $0.1 million. In July 2013, the Company entered into a second limited waiver and limited consent agreement with MidCap (the “Second Waiver”). Under the Second Waiver, MidCap waived certain provisions of the Prior Credit Facility related to the maintenance of cash balances in the U.S. for past periods through September 30, 2013. On August 30, 2013, the Company entered into the Amended Credit Agreement with MidCap.
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility as of December 31, 2014.
During the year ended December 31, 2014, the Company repaid $156.1 million and drew an additional $163.1 million on its working capital line of credit under the Amended Credit Facility. The balance of the line of credit and the term loan as of December 31, 2014 was $31.8 million and $28.6 million, respectively. Amortization of the debt discount and debt issuance costs, accretion of the finance charge and non-cash extinguishment of debt costs, which were recorded as non-cash interest expense, totaled $0.3 million, $0.2 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense for the term loans and the Company’s working capital line of credit, excluding debt discount and debt issuance cost amortization, accretion of the additional finance charge and extinguishment of debt costs, totaled $5.3 million, $3.6 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 7 below. Following such initial draw down, the Company was permitted to draw down additional amounts under the Facility Agreement up to an aggregate $15 million for working capital or general corporate purposes in $2.5 million increments until the end of the Draw Period. The Company agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for our repayment of our obligations under the Facility Agreement, the Company granted to Deerfield a security interest in substantially all of our property and interests in property, which is subordinated to the security interest granted under the Amended Credit Facility.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the execution of the Facility Agreement on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock (the “Initial Warrants”) (See Note 9). Additionally, the Company agreed that upon each disbursement under the Facility Agreement, the Company would issue to Deerfield warrants to purchase up to 10,000,000 shares of the Company’s common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants") (See Note 9).
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that were due in 2014. The $0.5 million transaction fee was recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 1,200,000 share of common stock, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the debt using the effective interest method.
Orthotec settlement payments of $18.6 million were made in the year ended December 31, 2014, leaving remaining proceeds of $4.4 million, which are classified as short-term restricted cash and $2.4 million, which are classified as long-term restricted cash under other assets borrowed under the Facility Agreement, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. The amounts borrowed under the Facility Agreement, which total $26.5 million in principal and accrued interest as of December 31, 2014, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
 Other Debt Agreements
The Company has various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through October 2017.
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Amended Credit Facility with MidCap	$60,390	$52,081
Facility Agreement with Deerfield	26,000	—
Note payable related to software license purchases	250	58
Financing agreements for premiums on insurance policies	1,580	1,427
Total	88,220	53,566
Add: capital leases (See Note 7)	1,784	1,336
Less: debt discount	(7,331)	—
Total	82,673	54,902
Less: current portion of long-term debt	(8,076)	(4,924)
Total long-term debt, net of current portion	$74,597	$49,978

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments on debt are as follows as of December 31, 2014 (in thousands):

Year Ending December 31,
2015	$7,346
2016	54,874
2017	8,667
2018	8,667
2019	8,666
Thereafter	—

Total	88,220
Add: capital lease principal payments	1,784
Less: debt discount	(7,331)

Total	82,673
Less: current portion of long-term debt	(8,076)

Long-term debt, net of current portion	$74,597

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
In March 2008, the Company entered into a lease agreement (the “Lease”) for additional office, engineering, research and development and warehouse and distribution space. The Lease term commenced on December 1, 2008 and ends on January 31, 2017. The Company is obligated under the Lease to pay base rent and certain operating costs and taxes for the building. The monthly base rent payable by the Company was approximately $73,500 during the first year of the Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Lease. The Company’s rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. At the lease inception, the Company paid a security deposit in the amount of approximately $293,200 consisting of cash and two letters of credit. In the event the Company achieves certain financial milestones, the lessor is obligated to return a portion of the security deposit to the Company. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet the Company’s business needs.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2015	$3,150	$846
2016	1,829	787
2017	377	347
2018	73	—
2019	8	—
Thereafter	—	—
	$5,437	1,980
Less: amount representing interest		(196)
Present value of minimum lease payments		1,784
Current portion of capital leases		(730)
Capital leases, less current portion		$1,054
Rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $3.4 million, $3.8 million and $3.7 million, respectively.
Litigation
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliate of the Company, entered into a binding term sheet (the "Binding Term Sheet") to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters (the "Orthotec Settlement"). Pursuant to the terms contained in the Binding Term Sheet, the Company agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $700,000, commencing October 1, 2014. The Company made the first quarterly installment payment of $1.1 million, which was paid on October 1, 2014. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due will accrue interest at the rate of 7 percent per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On August 25, 2010, an alleged shareholder of the Company filed a derivative lawsuit in the Superior Court of California, San Diego County, purporting to assert claims on behalf of the Company against all of its directors and certain of its officers and HealthpointCapital. Following the filing of this complaint, similar complaints were filed in the same court and in the U.S. District Court for the Southern District of California against the same defendants containing similar allegations. The complaint filed in federal court was dismissed by the plaintiff without prejudice in July 2011. The state court complaints were consolidated into a single action and the Company was named as a nominal defendant in the consolidated action. Each complaint alleges that the Company’s directors and certain of its officers breached their fiduciary duties to the Company related to the Scient’x transaction, and allegedly made false statements that led to unjust enrichment of HealthpointCapital and certain of the Company’s directors. The complaints seek unspecified monetary damages and an order directing the Company to adopt certain measures purportedly designed to improve its corporate governance and internal procedures. On January 8, 2014, the parties reached an agreement in principle to resolve all claims in exchange for corporate governance reforms and payment of attorneys’ fees in the amount of $5.25 million, to be paid by the Company’s and HeathpointCapital’s respective insurance carriers. The final settlement was approved by the Court in August 2014.
At December 31, 2014, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to any litigation matters that have not reached a settlement. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.
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
8. Redeemable Preferred Stock and Stockholders’ Equity
Redeemable Preferred Stock
The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2014, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2014 and 2013.
The redeemable preferred stock is required to be shown in the Company’s financial statements separate from stockholders’ equity and any adjustments to its carrying value to its redemption value up to its redemption value of $9.00 per share will be reported as a dividend.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Eclipse Advisors, LLC
On May 8, 2012, the Company entered into an equity line of credit arrangement with Eclipse Advisors, LLC (“Eclipse”), which provides that, upon the terms and subject to the conditions set forth therein, the Company is entitled to sell and Eclipse is committed to purchase up to $25 million of shares of the Company’s common stock over a 24-month term, which expired on May 8, 2014 (the “Investment Agreement). From time to time, and at the Company’s sole discretion, the Company may present Eclipse with put notices, to purchase the Company’s common stock in two tranches over a 31-day period (a “put period”) with each put period subject to being reduced by the Company based on a minimum threshold price of the Company’s common stock during the put period. The Company may not present Eclipse with a new put notice at any time there is an outstanding put notice.
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
9. Equity Transactions
Warrants
In connection with the execution of the Facility Agreement, on March 17, 2014, the Company issued to Deerfield the Initial Warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock immediately exercisable at an exercise price equal to $1.39 expiring on March 17, 2020. The number of shares of common stock into which the Initial Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of the Company’s common stock. The warrants have the same dividend rights to the same extent as if the warrants had been exercised for shares of common stock.
The Company agreed that upon each disbursement borrowing under the Facility Agreement, the Company would issue to Deerfield Draw Warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price equal to the lesser of the Initial Warrant exercise price or the average daily volume weighted average price per share of the Company’s common stock for the 15 days following the request for borrowing. The number of Draw Warrants issued for each draw will be in proportion to the amount of draw compared to the total $50 million facility.
The Initial Warrants were valued on March 17, 2014 using a Black-Scholes option pricing model that resulted in a value of $5.7 million, which was recorded as a current liability with an offset to a deferred charge asset and will be amortized on a straight line basis through interest expense over the term of the Facility Agreement commitment period ended January 30, 2015. To the extent the Company draws on the $50 million Facility Agreement, a proportionate amount of the unamortized current deferred charge will be reclassified as debt discount and amortized through interest expense over the term of the debt using the effective interest method.
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that were due in 2014. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39. The Draw Warrants were valued at $4.7 million using the Black-Scholes option pricing model, which was recorded as a current liability with an offset to debt discount.
On November 21, 2014, the Company made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments payable through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 1,200,000 shares of common

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock at an exercise price of $1.39, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the draw.
As of December 31, 2014, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock outstanding were revalued to their fair value with a gain recorded to to other income (expense) of $2.6 million for the year ended December 31, 2014. The warrant liability of $8.7 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of December 31, 2014.
At December 31, 2014, the Company's outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

December 31, 2014
Risk-free interest rate	1.8%
Dividend yield	—%
Expected volatility	61%
Expected life (years)	5.3

10. Stock Benefit Plans and Stock-Based Compensation
In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options, restricted stock and restricted stock unit awards to employees, directors, and consultants of the Company. The 2005 Plan has 15,800,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock, the terms of the restricted stock units, and the terms of the stock options, including the number of shares for which each option is granted, the exercise price, vesting schedule, expiration date, and whether restrictions will be imposed on the shares subject to options. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (5 years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2014, approximately 3.4 million shares of common stock remained available for issuance under the 2005 Plan.
On July 30, 2014, the Company amended the 2005 Plan (the “Plan Amendment”) to authorize the granting of time-based and performance-based restricted stock units, which represent a contingent entitlement to receive shares of the Company’s common stock, to employees, directors and consultants of the Company under the Plan. Prior to the Plan Amendment, the Plan provided solely for the granting of stock options and restricted stock.
Stock Options
A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	7,761	$2.23	7.59	$753
Granted	2,019	$1.42	—	—
Exercised	(21)	$1.33	—	—
Forfeited	(1,492)	$1.99	—	—
Outstanding at December 31, 2014	8,267	$2.08	7.35	$71
Options vested and exercisable at December 31, 2014	4,149	$2.46	6.16	$27
Options vested and expected to vest at December 31, 2014	7,819	$2.11	7.26	$64

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $0.81, $1.09 and $1.10, respectively. The aggregate intrinsic value of options at December 31, 2014 is based on the Company’s closing stock price on that date of $1.41 per share.
As of December 31, 2014, there was $7.5 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.5 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2014, 2013 and 2012.
Restricted Stock Awards
The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2013	807	$1.88	2.30
Awarded	493	$1.32
Vested	(155)	$2.25
Forfeited	(455)	$1.57
Unvested at December 31, 2014	690	$1.60	1.83
The weighted average fair value per share of awards granted during the years ended December 31, 2014, 2013 and 2012 was $1.32, $1.97 and $1.57, respectively.
Performance Based Restricted Stock Units
In July 2014, the Company granted 932,000 performance-based restricted stock units ("PSUs") to certain employees under its 2005 Plan. The PSUs vest based upon the Company's achievement of certain performance goals over the period from July 1, 2014 through December 31, 2016. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.42 per share based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals.

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2013	—	$—	0.00
Awarded	932	$1.42
Vested	—	$—
Forfeited	(78)	$—
Unvested at December 31, 2014	854	$1.42	2.00

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants
In March 2012, the Company entered into a consulting agreement with a third-party entity pursuant to which the Company issued a warrant to the consultant to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrant expires on March 1, 2015.
 In December 2011, in connection with the third amendment to the SVB Credit Facility, finance charges totaling $0.2 million were waived in exchange for the issuance to SVB of warrants to purchase 93,750 shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a ten year term.
Elite Medical Holdings and Pac 3 Surgical Collaboration Agreement
In October 2013, the Company entered into a three-year collaboration agreement with a third party to provide consultation services to assist the Company in the development of its products and its products in development. Under the terms of the collaboration agreement, the Company will gain exclusive rights to the use of all intellectual property developed by the collaborators. The Company will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in common stock of Alphatec Holdings at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. As of December 31, 2014, the Company has issued 1,456,035 shares of its common stock under this agreement and recorded expense of $1.9 million and $0.5 million in the years ended December 31, 2014 and 2013, respectively.
Media Advertising Agreement
In 2012, the Company entered into consulting agreements with a third-party entity for marketing and advertising services. In connection with these agreements, the Company paid the consultant $0.2 million, issued 500,000 registered shares of the Company’s common stock and issued 352,000 unregistered shares of the Company’s common stock. In May 2013, the Company entered into an additional consulting agreement with this third-party entity for marketing and advertising services. In connection with this additional agreement, the Company paid the consultant total cash consideration of $0.2 million and issued 225,000 restricted shares of the Company’s common stock. The Company recorded total stock compensation related to these agreements of less than $0.1 million during the year ended December 31, 2014 and $0.7 million and $1.1 million, respectively, during the years ended December 31, 2013 and 2012.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2014
Stock options outstanding	8,267
Awards outstanding	690
Performance restricted stock units outstanding	854
Warrants outstanding	12,044
Authorized for future grant under 2005 Plan	3,408

25,263

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes
The components of the pretax loss from operations for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. Domestic	$(8,106)	$(9,264)	$(3,310)
Foreign	(3,689)	(69,784)	(13,308)
Pretax loss from operations	$(11,795)	$(79,048)	$(16,618)
The components of the provision (benefit) for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$(21)	$107
State	145	186	24
Foreign	526	2,525	2,083
Total current provision (benefit)	671	2,690	2,214
Deferred:
Federal	238	229	137
State	24	15	29
Foreign	154	245	(3,539)
Total deferred provision (benefit)	416	489	(3,373)
Total provision (benefit)	$1,087	$3,179	$(1,159)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2014	2013	2012
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(1.1)%	(0.1)%	—%
Stock-based compensation	6.2%	0.5%	(0.5)%
Foreign taxes	3.4%	1.1%	(0.1)%
Tax credits	(3.3)%	(0.4)%	(0.7)%
Deemed foreign dividend	—%	—%	0.2%
Fair market value adjustments	(7.6)%	—%	—%
Intercompany debt forgiveness and other permanent adjustments	3.1%	9.5%	5.0%
Tax rate adjustment	0.4%	0.2%	0.7%
Uncertain tax positions	5.3%	2.7%	14.9%
Other	0.2%	(0.4)%	3.3%
Valuation allowance	37.5%	25.9%	5.2%
Effective income tax rate	9.1%	4.0%	(7.0)%
The 2014 provision for income taxes primarily consists of an increase in unrecognized tax benefits associated with the European operations, tax expense related to non-income based state tax in the U.S. and current year income in Japan and Brazil, and an increase in the deferred tax liability related to tax-deductible goodwill in the U.S.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowances and reserves	$818	$816
Accrued expenses	3,674	3,685
Inventory reserves	8,532	7,549
Net operating loss carryforwards	41,965	26,497
Property and equipment	1,976	1,171
Stock-based compensation	2,168	2,769
Legal settlement	1,204	17,998
Income tax credit carryforwards	2,218	1,800
Total deferred tax assets	62,555	62,285
Valuation allowance	(58,781)	(56,690)
Total deferred tax assets, net of valuation allowance	3,774	5,595
Deferred tax liabilities:
Property and equipment	—	—
Intangible assets	2,881	4,806
Goodwill	1,518	1,256
Total deferred tax liabilities	4,399	6,062
Net deferred tax assets (liabilities)	$(625)	$(467)
The realization of deferred tax assets may be dependent on the Company’s ability to generate sufficient income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2014, a valuation allowance of $58.8 million has been established against the net deferred tax assets as realization is uncertain. The net deferred tax assets primarily consist of Japanese deferred tax assets. The deferred tax liabilities consist of tax-deductible goodwill in the U.S. Deferred tax liabilities associated with tax-deductible goodwill cannot be considered a source of income to support the realization of deferred tax assets because the reversal of these deferred tax liabilities is considered indefinite. At December 31, 2014, such amounts represent $1.5 million.
In determining the need for a valuation allowance the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company determined that a full valuation allowance should be recorded against all U.S. and European deferred tax assets at December 31, 2014. During 2012, it was determined that the Company was more-likely-than-not to realize its Japanese deferred tax assets. The Company removed the valuation allowance on the Japanese deferred tax assets and recognized a tax benefit of $1.4 million in 2012. In the event that the Company determines that it would not be able to realize all or part of its Japanese deferred tax assets in the future, it would increase the valuation allowance and recognize a corresponding tax provision in the period in which it made such a determination. Likewise, if the Company later determines that it is more-likely-than-not to realize all or a portion of the U.S. or European deferred tax assets, it would reverse the previously provided valuation allowance.
At December 31, 2014, the Company has unrecognized tax benefits of $8.9 million of which $8.1 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Balance at December 31, 2011	$4,197
Additions based on tax positions related to the prior year	987
Additions based on tax positions related to the current year	743
Reductions as a result of lapse of applicable statute of limitations	(58)
Additions as a result of foreign exchange rates and other	28

Balance at December 31, 2012	$5,897
Additions based on tax positions related to the prior year	221
Additions based on tax positions related to the current year	1,664
Reductions as a result of lapse of applicable statute of limitations	(20)
Additions as a result of foreign exchange rates and other	73

Balance at December 31, 2013	$7,835
Additions based on tax positions related to the prior year	391
Additions based on tax positions related to the current year	1,050
Reductions as a result of lapse of applicable statute of limitations	(40)
Reductions as a result of foreign exchange rates and other	(375)

Balance at December 31, 2014	$8,861

 The Company believes it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next 12 months.
The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2014, accrued interest and penalties were $1.3 million, which primarily relates to the uncertain tax positions of the Scient’x operations. During 2014, there was an increase of $0.2 million in the accrued interest and penalties related to the uncertain tax positions of the Scient’x operations.
At December 31, 2014, the Company had federal and state net operating loss carryforwards of $45.5 million and $56.6 million, respectively, expiring at various dates through 2034. At December 31, 2014, the Company had federal and state research and development tax credits of $3.1 million and $2.8 million, respectively. The federal research and development tax credits expire at various dates through 2034, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $84.6 million beginning to expire in 2018. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred during June 2006 in connection with the initial public offering. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through December 31, 2014.
The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2014 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.
 During the years ended December 31, 2014, 2013 and 2012, the Company operated in two geographic regions, the U.S. and International regions. The International region consists of locations outside of the U.S. In the International geographic location, sales in Japan for the years ended December 31, 2014, 2013 and 2012 totaled $31.9 million, $28.0 million and $28.6 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for the years then ended December. For the years ended December 31, 2014, 2013 and 2012, sales in other individual countries included in the International region did not exceed 10 percent of consolidated revenues.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$137,060	$134,951	$130,476
International	69,920	69,773	65,802
Total consolidated revenues	$206,980	$204,724	$196,278
Total assets by geographic region were as follows (in thousands):

	December 31,
	2014	2013
United States	$200,978	$196,383
International	143,945	169,247
Total consolidated assets	$344,923	$365,630
13. Related Party Transactions
For the years ended December 31, 2014, 2013 and 2012, the Company incurred costs of $0.2 million, $0.2 million and $0.2 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses. John H. Foster is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.
Indemnification Agreements
The Company has entered into indemnification agreements with certain of its directors, which are named defendants in the Orthotec litigation matter in New York (See Note 7 - Commitments and Contingencies - Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the years ended December 31, 2014 and 2013, the Company paid less than $0.1 million and $1.7 million, respectively, in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 7).
14. Retirement Plan
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Matching contributions vest after one year of service. The Company’s total contributions to the 401(k) plan were $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring Activities
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.4 million through December 31, 2014 associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non retirement Postemployment Benefits, the Company recorded a restructuring charge accrual in accrued expenses of $0.5 million and $9.2 million within the consolidated balance sheets as of December 31, 2014 and 2013, respectively. Additionally, the Company has recorded restructuring expenses of $0.7 million within the consolidated statements of operations for the year ended December 31, 2014. The Company has substantially completed the activities associated with the restructuring as of December 31, 2014, and a substantial portion has been paid.
In connection with the restructuring plan, the Company modified its estimate of inventory and instrument net book value at its Scient'x entities based on revised global demand. The Company recorded an additional inventory reserve of $4.9 million in the year ended December 31, 2013 which is included in cost of goods sold within the consolidated statements of operations.
Below is a table of the movement (in thousands):

	Accrued Balance at	Expensed	Paid and	Accrued Balance at	Total Costs
	December 31, 2013	December 31, 2014	Other	December 31, 2014	Incurred
Social plan costs	$9,170	$197	$(8,836)	$531	$9,450
Other restructuring costs	—	509	(509)	—	921
Total	$9,170	$706	$(9,345)	$531	$10,371

16. Cross Medical
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
As part of the settlement, we agreed to pay Cross an initial payment of $5 million, which payment was made in January 2012. In addition to the initial payment, we agreed to make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment is made in August 2015. The remaining cash obligations totaling $3 million as of December 31, 2014, will be paid in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2014 and 2013 are as follows (in thousands, except per share data):

	Year ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$49,173	$53,167	$51,013	$53,627
Gross profit	33,294	36,120	36,306	37,690
Total operating expenses	37,996	34,279	34,574	34,717
Net loss	(6,673)	(2,895)	(3,041)	(273)
Net loss per basic share (1)	(0.07)	(0.03)	(0.03)	0.00
Net loss per diluted share (1)	(0.07)	(0.03)	(0.04)	(0.03)

	Year ended December 31, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$50,443	$51,020	$50,196	$53,065
Gross profit	32,742	32,093	24,232	35,255
Total operating expenses	34,100	34,992	37,406	91,257
Net loss	(2,649)	(4,661)	(14,510)	(60,407)
Net loss per basic and diluted share (1)	(0.03)	(0.05)	(0.15)	(0.62)

(1)
Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2011	$1,055	$13,174
Provision	859	6,658
Write-offs and recoveries, net	(840)	(2,610)
Balance at December 31, 2012	1,074	17,222
Provision	404	11,652
Write-offs and recoveries, net	(430)	(4,928)
Balance at December 31, 2013	1,048	23,946
Provision	522	3,539
Write-offs and recoveries, net	(777)	(6,160)
Balance at December 31, 2014	$793	$21,325

(1)	The provision is included in selling expenses.

(2)	The provision is included in cost of revenues.