Form 10-Q
period 2015-03-31
Alphatec Holdings, Inc.
filed 2015-05-01
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of April 29, 2015, there were 99,848,142 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$11,400	$19,735
Restricted cash	4,400	4,400
Accounts receivable, net	38,914	40,440
Inventories, net	41,772	41,747
Prepaid expenses and other current assets	4,734	5,466
Deferred income tax assets	1,248	1,324
Total current assets	102,468	113,112
Property and equipment, net	25,913	26,040
Goodwill	161,702	171,333
Intangibles, net	27,114	30,259
Other assets	2,909	4,179
Total assets	$320,106	$344,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,909	$10,130
Accrued expenses	30,380	35,393
Deferred revenue	1,351	1,300
Common stock warrant liabilities	8,817	8,702
Current portion of long-term debt	7,256	8,076
Total current liabilities	56,713	63,601
Long-term debt, less current portion	72,223	74,597
Other long-term liabilities	31,261	32,220
Deferred income tax liabilities	1,862	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2015 and December 31, 2014; 3,319 shares issued and outstanding at March 31, 2015 and December 31, 2014	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2015 and December 31, 2014; 99,848 and 99,856 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	415,167	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(22,513)	(11,316)
Accumulated deficit	(253,123)	(248,564)
Total stockholders’ equity	134,444	148,954
Total liabilities and stockholders’ equity	$320,106	$344,923
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$48,647	$49,173
Cost of revenues	15,335	15,433
Amortization of acquired intangible assets	369	446
Gross profit	32,943	33,294
Operating expenses:
Research and development	3,851	4,181
Sales and marketing	18,195	18,059
General and administrative	9,138	14,222
Amortization of acquired intangible assets	677	758
Restructuring expenses	(60)	776
Total operating expenses	31,801	37,996
Operating income (loss)	1,142	(4,702)
Other income (expense):
Interest income	7	3
Interest expense	(3,371)	(1,688)
Other income (expense), net	(1,437)	383
Total other income (expense)	(4,801)	(1,302)
Pretax net loss	(3,659)	(6,004)
Income tax provision	902	669
Net loss	$(4,561)	$(6,673)

Net loss per basic and diluted share	$(0.05)	$(0.07)

Shares used in calculating basic and diluted net loss per share	99,020	96,838
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(4,561)	$(6,673)
Foreign currency translation adjustments	(11,197)	(179)
Comprehensive loss	$(15,758)	$(6,852)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(4,561)	$(6,673)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	4,162	4,851
Stock-based compensation	1,253	944
Interest expense related to amortization of debt discount and debt issuance costs	1,394	430
Provision for doubtful accounts	—	178
Provision for excess and obsolete inventory	583	713
Deferred income tax expense	233	106
Other non-cash items	(133)	(335)
Changes in operating assets and liabilities:
Restricted cash	1,100	(17,750)
Accounts receivable	1,263	2,560
Inventories	(686)	(1,239)
Prepaid expenses and other current assets	335	(72)
Other assets	3	(128)
Accounts payable	(487)	4,036
Accrued expenses and other	(6,712)	(3,984)
Deferred revenues	30	(18)
Net cash used in operating activities	(2,223)	(16,381)
Investing activities:
Purchases of property and equipment	(3,462)	(1,794)
Cash received from sale of assets	—	300
Net cash used in investing activities	(3,462)	(1,494)
Financing activities:
Borrowings under lines of credit	38,951	39,021
Repayments under lines of credit	(40,227)	(36,601)
Principal payments on capital lease obligations	(196)	(120)
Proceeds from notes payable	—	19,500
Principal payments on notes payable	(2,234)	(1,488)
Net cash (used in) provided by financing activities	(3,706)	20,312
Effect of exchange rate changes on cash	1,056	(18)
Net (decrease) increase in cash	(8,335)	2,419
Cash at beginning of period	19,735	21,345
Cash at end of period	$11,400	$23,764

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,856	$1,189
Cash paid for income taxes	$265	$142
Purchases of property and equipment in accounts payable	$886	$1,711
Non-cash debt discount	$—	$500
Initial fair value of warrant liability	$—	$10,368

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on February 26, 2015.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its cash as of March 31, 2015 of $11.4 million combined with anticipated cash flow from operations through March 31, 2016 and other working capital, excluding common stock warrant liabilities, of $43.2 million at March 31, 2015 and the Company's available borrowings under the credit facilities with MidCap Financial, LLC ("MidCap") will be sufficient to fund its cash requirements through at least March 31, 2016.
The Company’s amended and restated credit facility (the “Amended Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 5). Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through March 31, 2016. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility. There can be no assurance that the Company could obtain a waiver of such default from MidCap, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waiver or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may involve agreements that include covenants limiting or restricting the Company's ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 26, 2015. Except as discussed below, these accounting policies have not significantly changed during the three months ended March 31, 2015.
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
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of March 31, 2015 or December 31, 2014. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2014	$8,702
Issuance	—
Changes in fair value	115
Balance at March 31, 2015	$8,817
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

Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2017.
In April 2015, the FASB issued guidance that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. The guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable	$39,674	$41,233
Allowance for doubtful accounts	(760)	(793)
Accounts receivable, net	$38,914	$40,440
Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$4,537	$—	$4,537	$5,020	$—	$5,020
Work-in-process	828	—	828	1,032	—	1,032
Finished goods	56,795	(20,388)	36,407	57,020	(21,325)	35,695
Inventories	$62,160	$(20,388)	$41,772	$63,072	$(21,325)	$41,747

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2015	December 31, 2014
Surgical instruments	4	$63,139	$62,872
Machinery and equipment	7	15,510	15,382
Computer equipment	3	3,252	3,180
Office furniture and equipment	5	3,750	3,789
Leasehold improvements	various	3,859	3,841
Building	39	66	65
Land	n/a	9	9
Construction in progress	n/a	1,791	1,320
		91,376	90,458
Less accumulated depreciation and amortization		(65,463)	(64,418)
Property and equipment, net		$25,913	$26,040
Total depreciation expense was $2.8 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. At December 31, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.
Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	March 31, 2015	December 31, 2014
Developed product technology	3-8	$21,606	$22,526
Distribution rights	3	2,114	2,095
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	16,716
Core technology	10	4,069	4,554
Trademarks and trade names	3-9	3,258	3,559
Customer-related	12-15	19,107	20,493
Distribution network	10-12	4,027	4,027
Physician education programs	10	2,505	2,802
Supply agreement	10	225	225
		74,631	78,001
Less accumulated amortization		(47,517)	(47,742)
Intangible assets, net		$27,114	$30,259
Total amortization expense was $1.4 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

Future amortization expense related to intangible assets as of March 31, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$3,964
2016	4,854
2017	4,556
2018	2,859
2019	2,675
Thereafter	8,206
$27,114
 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Legal	$572	$967
Accounting	856	1,262
Severance	114	318
Restructuring	336	531
Sales milestones	118	107
Accrued taxes	906	1,344
Deferred rent	681	785
Royalties	2,094	2,129
Commissions	4,390	6,152
Payroll and related	6,454	8,291
Litigation settlements	6,397	7,393
Accrued interest	997	946
Other	6,465	5,168
Total accrued expenses	$30,380	$35,393
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 through March 31, 2015 are as follows (in thousands):

Balance at December 31, 2014	$171,333
Effect of foreign exchange rate on goodwill	(9,631)
Balance at March 31, 2015	$161,702
4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in its Annual Report on Form 10-K which was filed with the SEC on February 26, 2015.

5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility").
Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million, of which $30.5 million was outstanding under the revolving line of credit at March 31, 2015. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ( "LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2015, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs. At March 31, 2015, $0.4 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility as of March 31, 2015.

Deerfield Facility Agreement
On March 17, 2014, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively "Deerfield"), pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 6 below. The Company has agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for the Company's repayment of its obligations under the Facility Agreement, the Company granted to Deerfield a security interest in substantially all of the Company's property and interests in property, which is subordinated to the security interest granted under the Amended Credit Facility.
In connection with the execution of the Facility Agreement on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock (the “Initial Warrants”) (See Note 8). Additionally, the Company agreed that each disbursement borrowing under the Facility Agreement be accompanied by the issuance to Deerfield of warrants to purchase up to 10,000,000 shares of the Company’s common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants") (See Note 8).
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the settlement payment obligations that were due in 2014 to Orthotec, LLC. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund a portion of the Orthotec settlement payments due through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this second draw, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock, which were valued at $0.9 million and were recorded as a debt discount and is being amortized over the term of the debt using the effective interest method.
As of March 31, 2015, Orthotec settlement payments of $19.7 million have been made, leaving remaining proceeds from the Facility Agreement of $4.4 million, which were classified as short-term restricted cash and $1.3 million, which are classified as long-term restricted cash under other assets, borrowed under the Facility Agreement, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on April 1, 2015. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal as of March 31, 2015, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.

Principal payments on debt are as follows as of March 31, 2015 (in thousands):

Year Ending December 31,
Remainder of 2015	$5,111
2016	53,597
2017	8,667
2018	8,667
2019	8,667
Thereafter	—
Total	84,709
Add: capital lease principal payments	1,589
Less: debt discount	(6,819)
Total	79,479
Less: current portion of long-term debt	(7,256)
Long-term debt, net of current portion	$72,223
6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows as of March 31, 2015 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2015	$2,602	$625
2016	2,190	787
2017	731	347
2018	193	—
2019	71	—
	$5,787	1,759
Less: amount representing interest		(170)
Present value of minimum lease payments		1,589
Current portion of capital leases		(715)
Capital leases, less current portion		$874
Rent expense under operating leases for the three months ended March 31, 2015 and 2014 was $0.8 million and $1.0 million, respectively.

Litigation
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliate of the Company, entered into a binding term sheet (the "Binding Term Sheet") to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters (the "Orthotec Settlement"). Pursuant to the terms contained in the Binding Term Sheet, the Company agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $700,000, commencing October 1, 2014. As of March 31, 2015, the Company has made quarterly installment payments in the aggregate of $19.7 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.
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
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended (the "Securities Act"). HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company's financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Section 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, the Company filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in the Company’s favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and an oral argument is scheduled for May 5, 2015. The Company believes that the claims are without merit and it intends to vigorously defend itself against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to the Company, regardless of who the defendant is, could have a significant adverse effect on the Company's financial condition and results of operations.
At March 31, 2015, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to any litigation matters that have not reached a settlement. The Company is and may become involved in various other legal proceedings arising from its business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss for basic earnings per share	$(4,561)	$(6,673)
Diluted net loss applicable to common stockholders	$(4,561)	$(6,673)
Denominator:
Weighted average common shares outstanding	99,849	97,668
Weighted average unvested common shares subject to repurchase	(829)	(830)
Weighted average common shares outstanding—basic	99,020	96,838
Effect of dilutive securities:
Conversion of preferred stock	—	—
Options	—	—
Warrants	—	—
Weighted average common shares outstanding—diluted	99,020	96,838
Net loss per share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)
The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	7,318	5,378
Unvested restricted share awards	829	830
Warrants to purchase common stock	11,544	10,844
Total	19,691	17,052
8. Equity Transactions
Warrants
In connection with the execution of the Facility Agreement, on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock immediately exercisable at an exercise price equal to $1.39 per share (the “Initial Warrants”) expiring on March 17, 2020. The number of shares of common stock into which the Initial Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of the Company’s common stock. The warrants have the same dividend rights to the same extent as if the warrants had been exercised for shares of common stock.
The Company agreed that upon each disbursement borrowing under the Facility Agreement, the Company would issue to Deerfield Draw Warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price equal to the lesser of the Initial Warrant exercise price or the average daily volume weighted average price per share of the Company’s common stock for the 15 days following the request for borrowing (the “Draw Warrants”). The Company agreed that the number of Draw Warrants issued for each draw be in proportion to the amount of draw compared to the total $50 million facility.
The Initial Warrants were valued on March 17, 2014 using a Black-Scholes option pricing model that resulted in a value of $5.7 million, which was recorded as a current liability with an offset to a deferred charge asset and was amortized on a straight line basis through interest expense over the term of the Facility Agreement commitment period ending January 30, 2015. A proportionate amount of the unamortized current deferred charge will be reclassified as debt discount and amortized through interest expense over the term of the debt using the effective interest method. No further draws maybe made under this Facility Agreement.
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that were due in 2014. In connection with this initial draw, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39 per share. The Draw Warrants were valued at $4.7 million using the Black-Scholes option pricing model, which was recorded as a current liability with an offset to debt discount.
On November 21, 2014, the Company made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments payable through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this second draw, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.39 per share, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the draw.
As of March 31, 2015, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock were revalued to their fair value with a charge to other income (expense) of $0.1 million for the three months ended March 31, 2015. The warrant liability of $8.8 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of March 31, 2015.
At March 31, 2015, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

March 31, 2015
Risk-free interest rate	1.5%
Dividend yield	—%
Expected volatility	60%
Expected life (years)	5.0
9. Stock Benefit Plans and Stock-Based Compensation
In February 2015, the Company granted 1,854,000 performance-based restricted stock units ("PSUs") to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 1, 2015 through December 31, 2017. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The awards are deemed probable of vesting as of March 31, 2015.

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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased less than $0.2 million during the three months ended March 31, 2015. The decrease in unrecognized tax benefits during the three months ended March 31, 2015 was primarily related to foreign currency fluctuations and changes in prior year uncertain tax positions within the Company's foreign subsidiaries, partially offset by an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at March 31, 2015 and December 31, 2014 were $8.7 million and $8.9 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 12) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.

The income tax provision consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in other foreign jurisdictions where the Company operates.
The Company is not currently under examination by the Internal Revenue Service, or by any foreign, state or local tax authorities.
11. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has one operating and one reportable business segment.
During the three months ended March 31, 2015 and 2014, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three months ended March 31, 2015 totaled $7.6 million, which represented greater than 10 percent of the Company’s consolidated revenues. In the International geographic region, sales in Japan for the three months ended March 31, 2014 totaled $7.7 million, which represented greater than 10 percent of the Company’s consolidated revenues.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$30,467	$32,050
International	18,180	17,123
Total consolidated revenues	$48,647	$49,173
Total assets by region were as follows (in thousands):

	March 31, 2015	December 31, 2014
United States	$191,378	$200,978
International	128,728	143,945
Total consolidated assets	$320,106	$344,923

12. Restructuring
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.3 million to date associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. In accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits, the Company has recorded a restructuring charge accrual in accrued expenses of $0.3 million within the condensed consolidated balance sheet as of March 31, 2015. The Company has substantially completed the activities associated with the restructuring as of March 31, 2015, and a substantial portion has been paid.
Below is a table of the movement (in thousands):

	Accrued Balance at	Expensed/(Reversed)	Paid and	Accrued Balance at	Total Costs
	December 31, 2014	March 31, 2015	Other	March 31, 2015	Incurred
Social plan costs	$531	$(60)	$(135)	$336	$9,390
Other restructuring costs	—	—	—	—	921
Total	$531	$(60)	$(135)	$336	$10,311
13. Related Party Transactions
For the three months ended March 31, 2015 and 2014, respectively, the Company incurred expenses of less than $0.1 million and for the three months ended March 31, 2015 had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (see Note 6 – Commitments and Contingencies – Litigation). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the three months ended March 31, 2015 and 2014, the Company incurred legal expenses of zero and less than $0.1 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2015	2014
Revenues	$48,647	$49,173
Cost of revenues	15,335	15,433
Amortization of acquired intangible assets	369	446
Gross profit	32,943	33,294
Operating expenses:
Research and development	3,851	4,181
Sales and marketing	18,195	18,059
General and administrative	9,138	14,222
Amortization of acquired intangible assets	677	758
Restructuring expense	(60)	776
Total operating expenses	31,801	37,996
Operating income (loss)	1,142	(4,702)
Other income (expense):
Interest income	7	3
Interest expense	(3,371)	(1,688)
Other income (expense), net	(1,437)	383
Total other income (expense)	(4,801)	(1,302)
Pretax net loss	(3,659)	(6,004)
Income tax provision	902	669
Net loss	$(4,561)	$(6,673)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues. Revenues were $48.6 million for the three months ended March 31, 2015 compared to $49.2 million for the three months ended March 31, 2014, representing a decrease of $0.5 million, or 1.1%. The decrease was the result of a decrease in the U.S. region ($1.6 million), partially offset by growth in the International region ($1.1 million).
U.S. revenues were $30.5 million for the three months ended March 31, 2015 compared to $32.1 million for the three months ended March 31, 2014, representing a decrease of $1.6 million, or 4.9%. The decrease was the result of lower sales directly to hospitals ($1.3 million) and a decrease in sales to stocking distributors in the U.S. ($0.3 million).
International revenues were $18.2 million for the three months ended March 31, 2015 compared to $17.1 million for the three months ended March 31, 2014, representing an increase of $1.1 million, or 6.2%. The increase was the result of the growth in implants and instruments sales ($4.2 million), offset by an unfavorable exchange rate effect ($3.2 million).
Cost of revenues. Cost of revenues was $15.3 million for the three months ended March 31, 2015 compared to $15.4 million for the three months ended March 31, 2014, representing a decrease of $0.1 million, or 0.6%. The decrease was primarily the result of a reduction in depreciation expense related to instruments ($0.5 million), a decrease in inventory reserves and adjustments ($0.2 million) and a decrease in royalty and milestone expenses due to a change in product mix ($0.2 million), partially offset by an increase in product costs due to mix ($0.8 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for both the three months ended March 31, 2015 and 2014. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $32.9 million for the three months ended March 31, 2015 compared to $33.3 million for the three months ended March 31, 2014, representing a decrease of $0.4 million, or 1.1%. The decrease was due to the decline in sales volume.
Gross margin. Gross margin was 67.7% for the three months ended March 31, 2015 compared to 67.7% for the three months ended March 31, 2014. Gross margin remained the same percentage in the three months ended March 31, 2015 as compared to the three months ended march 31, 2014 due to a reduction in depreciation expense related to instruments (1.0 percentage points), a decrease in inventory reserves and adjustments (0.6 percentage points), and a decrease in royalty and milestone expenses due to a change in product mix (0.3 percentage points), offset by unfavorable variation in regional and product mix (1.9 percentage points).
Gross margin for the U.S. region was 70.8% for the three months ended March 31, 2015 compared to 71.9% for the three months ended March 31, 2014. The decrease of 1.1 percentage points was due to an unfavorable variation in pricing and product mix (2.4 percentage points), offset by a reduction in depreciation expense related to instruments (0.6 percentage points), a decrease in inventory reserves and adjustments (0.4 percentage points) and an decrease in royalty and milestone expenses due to a change in product mix (0.3 percentage points).
Gross margin for the International region was 62.5% for the three months ended March 31, 2015 compared to 59.8% for the three months ended March 31, 2014. The increase of 2.7 percentage points was due to a reduction in instrument depreciation (1.3 percentage points), favorable variation in pricing and product mix (0.4 percentage points), a reduction in amortization expense (0.6 percentage points), a reduction in inventory reserves and adjustments (0.2 percentage points) and a decrease in royalty expense based on product mix (0.2 percentage points).
Research and development expense. Research and development expense was $3.9 million for the three months ended March 31, 2015 compared to $4.2 million for the three months ended March 31, 2014, representing a decrease of $0.3 million, or 7.9%. The decrease was related to the timing of development activities.
Sales and marketing expense. Sales and marketing expense was $18.2 million for the three months ended March 31, 2015 compared to $18.1 million for the three months ended March 31, 2014, representing an increase of $0.1 million, or 0.8%. The increase was primarily due to an increase in selling and marketing activities ($0.4) million, partially offset by a decrease in commission expense ($0.3 million).
General and administrative expense. General and administrative expense was $9.1 million for the three months ended March 31, 2015 compared to $14.2 million for the three months ended March 31, 2014, representing a decrease of $5.1 million, or 35.7%. The decrease was primarily due to the elimination of legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the three months ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense. Restructuring expense was a benefit of less than $.1 million for the three months ended March 31, 2015 compared to an expense of $0.8 million for the three months ended March 31, 2014. In September 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of March 31, 2015 substantially all of the activities associated with the restructuring are completed and substantially all of the costs associated with the restructuring have been paid.
Interest expense, net. Interest expense, net, was $3.4 million for the three months ended March 31, 2015 and $1.7 million for the three months ended March 31, 2014 representing an increase of $1.7 million, or 99.7%. The increase was primarily due to interest expense and amortization of debt discount related to the Deerfield facility ($1.1 million), imputed interest on the Orthotec settlement ($0.4 million) and interest on higher levels of borrowings under the MidCap facility ($0.2 million).
Other income (expense), net. Other income (expense) was net expense of $1.4 million for the three months ended March 31, 2015 compared to net income of $0.4 million for the three months ended March 31, 2014, representing an increase in expense of $1.8 million. The increase in expense for the three months ended March 31, 2015 was due to unfavorable foreign currency exchange results realized in 2015 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books ($1.6 million) and an increase in the fair value of common stock warrant liability ($0.2 million).
Income tax provision. Income tax provision was $0.9 million for the three months ended March 31, 2015 compared to $0.7 million for the three months ended March 31, 2014. The income tax provision in 2015 and 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Non-GAAP Financial Measures
We utilize certain financial measures that are not calculated based on U.S. Generally Accepted Accounting Principles, or GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are unaudited and are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.
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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,561)	$(6,673)
Stock-based compensation	1,253	944
Depreciation	2,791	3,250
Amortization of intangible assets	325	397
Amortization of acquired intangible assets	1,046	1,204
Interest expense, net	3,364	1,685
Income tax provision	902	669
Other income (expense), net	1,437	(383)
Restructuring and other expense	(60)	812
Litigation expenses and trial costs	—	4,779
Adjusted EBITDA	$6,497	$6,684
Liquidity and Capital Resources
At March 31, 2015, our principal sources of liquidity consisted of cash of $11.4 million and accounts receivable, net of $38.9 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least March 31, 2016. We expect to fund the operating expenses from available cash, cash flow from operating activity and unused availability under the revolving credit and term loan with MidCap Financial, LLC, or MidCap.
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
The Credit Facility contains certain financial covenants which require us to maintain a certain fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio in order to avoid default under the Credit Facility. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2015. See “Amended Credit Facility and Other Debt” below.
On March 17, 2014, we entered into a facility agreement, or the Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., collectively, "Deerfield", pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the Orthotec settlement payment obligations through 2014 and on November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the Orthotec settlement payment obligations through a portion of 2016. The unused proceeds from the Facility Agreement are classified as restricted cash and may not be used for other purposes. As of January 30, 2015, we can no longer draw down additional funds under the Facility Agreement.
Based on our current operating plan, we believe that we will be in compliance with our financial covenants under the Credit Facility and the Facility Agreement for the foreseeable future. However, there is no assurance that we will be able to do so. If we are not able to achieve our planned revenue or if we incur costs in excess of our forecasts, we may be required to substantially reduce discretionary spending, and we could be in default of the Credit Facility and the Facility Agreement. Upon the occurrence of an event of default which is not waived by MidCap or Deerfield, they could declare the amounts outstanding under the Credit Facility and the Facility Agreement immediately due and payable and MidCap could refuse to extend further credit. If MidCap or Deerfield were to accelerate the repayment of borrowings under the Credit Facility and the Facility Agreement, we may not have sufficient cash on hand to repay the amounts due under the Credit Facility and the Facility Agreement and would have to seek to amend the terms of the Credit Facility and the Facility Agreement or seek alternative financing. There can be no assurance that in the event of a default, a waiver could be obtained from MidCap or Deerfield, that the Credit Facility and the Facility Agreement could be successfully renegotiated or that we could modify our operations to maintain liquidity. If we are forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements, there can be no assurance that additional financing will be available on favorable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.
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
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of March 31, 2015.
Operating Activities
We used net cash of $2.2 million from operating activities for the three months ended March 31, 2015. During this period, net cash used in operating activities primarily consisted of a net loss of $4.6 million and working capital and other assets of $5.2 million, which were offset by $7.5 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets of $5.2 million consisted of increases in inventories of $0.7 million, and decreases in accounts payable of $0.5 million, and accrued expenses and other liabilities of $6.7 million, partially offset by decreases in restricted cash of $1.1 million, accounts receivable of $1.3 million and prepaid expenses and other current assets of $0.3 million.
Investing Activities
We used cash of $3.5 million, net of accounts payable, in investing activities for the three months ended March 31, 2015, including $3.5 million for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $3.7 million for the three months ended March 31, 2015. On the MidCap term loan we borrowed $39.0 million and we made principal payments totaling $40.2 million. We made principal payments on notes payable and capital leases totaling $2.4 million in the three months ended March 31, 2015.

Amended Credit Facility and Other Debt
On August 30, 2013, we entered into an Amended and Restated Credit, Security and Guaranty Agreement, or the Credit Facility, with MidCap to, among other things, increase the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. The Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and a $5 million delayed draw that was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. The $5 million delayed draw was borrowed on April 1, 2014. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of March 31, 2015.
On March 17, 2014, we entered into a First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, or the First Amendment, with MidCap as Administrative Agent and lender and other lenders from time to time a party thereto, or together with MidCap, the Lenders. The First Amendment permits, among other things, our execution of, and borrowing of loans, under the Facility Agreement and Alphatec Spine’s granting of liens as security therefor, and the payment of our Orthotec litigation settlement obligations and completion of certain conditions. The First Amendment also added a total leverage ratio financial covenant to the Credit Facility.
On March 20, 2014, we drew $20 million under the Facility Agreement with Deerfield and received net proceeds of $19.5 million, which we used to fund our Orthotec settlement payment obligations through 2014. On November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payment obligations that are due through 2016. The amounts borrowed under the Facility Agreement are due in three equal annual payments beginning March 20, 2017.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017. As of March 31, 2015, the balance of these capital leases, net of interest totaled $1.6 million.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of March 31, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
		2015
	Total	(9 months)	2016	2017	2018	2019	Thereafter
Amended Credit Facility with MidCap	$57,712	$4,207	$53,505	$—	$—	$—	$—
Credit Facility with Deerfield	26,000	—	—	8,667	8,667	8,666	—
Interest expense	12,578	4,885	4,850	1,706	947	190	—
Notes payable for software licenses	176	83	93	—	—	—	—
Note payable for insurance premiums	821	821	—	—	—	—	—
Capital lease obligations	1,759	625	787	347	—	—	—
Operating lease obligations	5,787	2,602	2,190	731	193	71	—
Litigation settlement obligations	40,133	5,300	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	11,880	2,212	2,546	2,218	2,218	1,468	1,218
New product development milestones (1)	400	—	200	—	—	200	—
Total	$157,246	$20,735	$68,571	$18,069	$16,425	$14,995	$18,451
__________________________

(1)
This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2015 through 2019.

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$22	$66
Research and development	558	420
Sales and marketing	125	125
General and administrative	548	333
Total	$1,253	$944
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)
Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, that the adoption of this standard will have on our financial statements.

In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. We are currently evaluating the impact of this guidance and expect to adopt the standard for the annual reporting period ended December 31, 2017.
In April 2015, the FASB issued guidance that amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance.This guidance is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future

•	our beliefs about the enhance features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the surgeon community;

•	the effect of our strategy to streamline our organization and lower our costs;

•	our beliefs about the attractiveness of the features and benefits of our products;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to increase the use and promotion of our products by training and educating surgeons;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

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
We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.
Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of March 31, 2015, our outstanding floating rate indebtedness totaled $57.7 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Facility Agreement, notes payable and capital leases.
Foreign Currency Risk
Our foreign currency exposure continues to grow as we expand internationally. Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. We also had unfavorable foreign currency exchange results realized in 2015 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2015.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its March 31, 2015 closing price of $1.45 per share would increase the fair value of the warrant liability by approximately $1.3 million with a corresponding charge to our income statement.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Exchange Act and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against us and certain of our directors and officers adding alleged violations of the Securities Act. HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleges that the defendants made false or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint seeks unspecified monetary damages, attorneys’ fees, and other unspecified relief. We filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Sections 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, we filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in our favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and an oral argument is scheduled for May 5, 2015. We believe that the claims are without merit and we intend to vigorously defend ourselves against this complaint. However, the outcome of the litigation cannot be predicted at this time and any outcome that is adverse to us, regardless of who the defendant is, could have a significant adverse effect on our financial condition and results of operations.
At March 31, 2015, the probable outcome of any of the aforementioned litigation matters that have not reached a settlement cannot be determined nor can we estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, we have not recorded an accrual related to any litigation matters that have not reached a settlement. We are and may become involved in various other legal proceedings arising from our business activities. While management does not believe the ultimate disposition of the above matters that have not yet been settled will have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Plan, we may award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the 2005 Plan and are available for future awards under the terms of the 2005 Plan. .

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	—	$—	—	—
February 1, 2015 through February 28, 2015	—	$—	—	—
March 1, 2015 through March 31, 2015	—	$—	—	—

(1)
Not included in the table above are 8,205 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

__________________________

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Summary of the 2015 Discretionary Cash Bonus Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: April 30, 2015

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Summary of the 2015 Discretionary Cash Bonus Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).