Form 10-Q
period 2015-06-30
Alphatec Holdings, Inc.
filed 2015-08-04
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of August 3, 2015, there were 100,107,871 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$8,898	$19,735
Restricted cash	4,400	4,400
Accounts receivable, net	38,857	40,440
Inventories, net	41,237	41,747
Prepaid expenses and other current assets	4,203	5,466
Deferred income tax assets	2,479	1,324
Total current assets	100,074	113,112
Property and equipment, net	23,834	26,040
Goodwill	163,752	171,333
Intangibles, net	24,885	30,259
Other assets	1,627	4,179
Total assets	$314,172	$344,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,422	$10,130
Accrued expenses	28,147	35,393
Deferred revenue	1,001	1,300
Common stock warrant liabilities	6,985	8,702
Current portion of long-term debt	6,753	8,076
Total current liabilities	53,308	63,601
Long-term debt, less current portion	69,784	74,597
Other long-term liabilities	30,599	32,220
Deferred income tax liabilities	3,291	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2015 and December 31, 2014; 3,319 shares issued and outstanding at both June 30, 2015 and December 31, 2014	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2015 and December 31, 2014; 100,107 and 99,856 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	10
Treasury stock, at cost, 19 shares, at both June 30, 2015 and December 31, 2014	(97)	(97)
Additional paid-in capital	416,720	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(20,974)	(11,316)
Accumulated deficit	(257,072)	(248,564)
Total stockholders’ equity	133,587	148,954
Total liabilities and stockholders’ equity	$314,172	$344,923
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$46,633	$53,167	$95,280	$102,340
Cost of revenues	18,745	16,600	34,080	32,033
Amortization of acquired intangible assets	361	447	730	893
Gross profit	27,527	36,120	60,470	69,414
Operating expenses:
Research and development	3,912	4,534	7,763	8,715
Sales and marketing	16,644	19,837	34,839	37,896
General and administrative	9,241	9,241	18,379	23,463
Amortization of acquired intangible assets	669	757	1,346	1,515
Restructuring expenses	(112)	(90)	(172)	686
Total operating expenses	30,354	34,279	62,155	72,275
Operating income (loss)	(2,827)	1,841	(1,685)	(2,861)
Other income (expense):
Interest income	12	3	19	6
Interest expense	(3,040)	(3,747)	(6,411)	(5,435)
Other income (expense), net	2,161	(685)	724	(302)
Total other income (expense)	(867)	(4,429)	(5,668)	(5,731)
Pretax net loss	(3,694)	(2,588)	(7,353)	(8,592)
Income tax provision	253	307	1,155	976
Net loss	$(3,947)	$(2,895)	$(8,508)	$(9,568)

Net loss per basic and diluted share	$(0.04)	$(0.03)	$(0.09)	$(0.10)

Shares used in calculating basic and diluted net loss per share	99,258	96,922	99,187	96,860
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(3,947)	$(2,895)	$(8,508)	$(9,568)
Foreign currency translation adjustments	1,539	(901)	(9,658)	(722)
Comprehensive loss	$(2,408)	$(3,796)	$(18,166)	$(10,290)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(8,508)	$(9,568)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	9,587	9,555
Stock-based compensation	2,518	2,139
Interest expense related to amortization of debt discount and debt issuance costs	2,494	2,356
Provision for doubtful accounts	231	227
Provision for excess and obsolete inventory	1,574	1,338
Deferred income tax expense	366	354
Other non-cash items	587	1,498
Changes in operating assets and liabilities:
Restricted cash	2,200	(2,001)
Accounts receivable	866	(2,674)
Inventories	(1,316)	(1,825)
Prepaid expenses and other current assets	1,075	2,640
Other assets	84	(167)
Accounts payable	1,657	2,145
Accrued expenses and other	(9,783)	(31,260)
Deferred revenues	(234)	193
Net cash provided by (used in) operating activities	3,398	(25,050)
Investing activities:
Purchases of property and equipment	(7,256)	(4,875)
Cash received from sale of assets	—	300
Net cash used in investing activities	(7,256)	(4,575)
Financing activities:
Borrowings under lines of credit	73,463	79,101
Repayments under lines of credit	(76,086)	(72,757)
Principal payments on capital lease obligations	(384)	(455)
Proceeds from notes payable	—	24,500
Principal payments on notes payable	(4,351)	(2,901)
Net cash (used in) provided by financing activities	(7,358)	27,488
Effect of exchange rate changes on cash	379	(225)
Net decrease in cash	(10,837)	(2,362)
Cash at beginning of period	19,735	21,345
Cash at end of period	$8,898	$18,983

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,727	$2,637
Cash paid for income taxes	$362	$293
Purchases of property and equipment in accounts payable	$400	$2,470
Non-cash debt discount	$—	$500
Initial fair value of warrant liability	$—	$10,368
Purchase of property and equipment through capital lease	$—	$759

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
Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future periods.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s annual operating plan, management believes that its cash as of June 30, 2015 of $8.9 million combined with anticipated cash flow from operations through June 30, 2016 and other working capital, excluding common stock warrant liabilities, of $44.9 million at June 30, 2015 and the Company's available borrowings under the credit facilities with MidCap Financial, LLC ("MidCap") will be sufficient to fund its cash requirements through at least June 30, 2016.
The Company’s amended and restated credit facility (the “Amended Credit Facility”) with MidCap contains financial covenants consisting of a monthly fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio (see Note 5). Based on the Company’s current operating plan, the Company believes that it will be in compliance with the financial covenants of the Amended Credit Facility at least through June 30, 2016. However, there is no assurance that the Company will be able to do so. If the Company is not able to achieve its planned revenue or incurs costs in excess of its forecasts, it may be required to substantially reduce discretionary spending and it could be in default of the Amended Credit Facility. There can be no assurance that the Company could obtain a waiver of such default from MidCap, that the Amended Credit Facility could be successfully renegotiated or that the Company could modify its operations to maintain liquidity. If the Company is unable to obtain any required waiver or amendments, MidCap would have the right to exercise remedies specified in the Amended Credit Facility, including accelerating the repayment of debt obligations. The Company may be forced to seek additional financing, which may include additional debt and/or equity financing or funding through other third party agreements. There can be no assurances that additional financing would be available on acceptable terms or available at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may involve agreements that include covenants limiting or restricting the Company's ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 26, 2015. Except as discussed below, these accounting policies have not significantly changed during the six months ended June 30, 2015.
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
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of June 30, 2015 or December 31, 2014. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2014	$8,702
Changes in fair value	(1,717)
Balance at June 30, 2015	$6,985
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2016.
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
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$39,668	$41,233
Allowance for doubtful accounts	(811)	(793)
Accounts receivable, net	$38,857	$40,440
Inventories, net
Inventories, net consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$5,467	$—	$5,467	$5,020	$—	$5,020
Work-in-process	994	—	994	1,032	—	1,032
Finished goods	54,524	(19,748)	34,776	57,020	(21,325)	35,695
Inventories	$60,985	$(19,748)	$41,237	$63,072	$(21,325)	$41,747

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2015	December 31, 2014
Surgical instruments	4	$62,690	$62,872
Machinery and equipment	7	15,486	15,382
Computer equipment	3	3,260	3,180
Office furniture and equipment	5	3,759	3,789
Leasehold improvements	various	3,844	3,841
Building	39	64	65
Land	n/a	9	9
Construction in progress	n/a	982	1,320
		90,094	90,458
Less accumulated depreciation and amortization		(66,260)	(64,418)
Property and equipment, net		$23,834	$26,040
Total depreciation expense was $2.8 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively. Total depreciation expense was $5.6 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and zero were included in the construction in progress balance. At December 31, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.
Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	June 30, 2015	December 31, 2014
Developed product technology	3-8	$21,805	$22,526
Distribution rights	3	2,048	2,095
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	16,716
Core technology	10	4,174	4,554
Trademarks and trade names	3-9	3,322	3,559
Customer-related	12-15	19,405	20,493
Distribution network	10-12	4,027	4,027
Physician education programs	10	2,568	2,802
Supply agreement	10	225	225
		75,294	78,001
Less accumulated amortization		(50,409)	(47,742)
Intangible assets, net		$24,885	$30,259
Total amortization expense was $2.6 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively. Total amortization expense was $4.0 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.
On June 19, 2015 the Company entered into an exclusive distribution agreement with a third party to market a biologic product that would replace its existing NEXoss Synthetic Bone Graft (See Note 4). The Company expensed $0.3 million as an impairment charge in cost of goods sold in the three and six months ended June 30, 2015 for the write-off of an intangible asset related to this product. Additionally, due to a revised marketing strategy for the Company's Epicage interbody fusion device, the Company evaluated the related intangible asset for impairment in June 2015. As a result of this impairment analysis the

Company expensed $0.9 million as an impairment charge in cost of goods sold in the three and six months ended June 30, 2015 for the write-off of an intangible asset related to this product.
Future amortization expense related to intangible assets as of June 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$2,324
2016	4,323
2017	4,316
2018	2,900
2019	2,713
Thereafter	8,309
$24,885
 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Legal	$552	$967
Accounting	1,000	1,262
Severance	100	318
Restructuring	193	531
Sales milestones	127	107
Accrued taxes	678	1,344
Deferred rent	573	785
Royalties	1,896	2,129
Commissions	4,387	6,152
Payroll and related	6,033	8,291
Litigation settlements	5,399	7,393
Accrued interest	968	946
Other	6,241	5,168
Total accrued expenses	$28,147	$35,393
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 through June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$171,333
Effect of foreign exchange rate on goodwill	(7,581)
Balance at June 30, 2015	$163,752
4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in its Annual Report on Form 10-K which was filed with the SEC on February 26, 2015.
License Agreement

In June 2015 the Company entered into an exclusive distribution agreement with a third party supplier pursuant to which the Company acquired exclusive worldwide distribution rights to market a synthetic biologic product under the Company's own brand name (the "Biologic Supply Agreement"). The Biologic Supply Agreement requires the Company to make minimum payments to the third party supplier for the Company's worldwide distribution rights under the agreement to remain exclusive.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity to August 2016. As of June 30, 2015, the Amended Credit Facility consisted of a $33 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million, of which $29.2 million was outstanding under the revolving line of credit at June 30, 2015. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit. The Company borrowed an additional $5 million term loan under the Amended Credit Facility in July 2015 (see Note 14).
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2015, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs. At June 30, 2015, $0.3 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
In February 2013, the Company and MidCap entered into a first amendment to the Credit Facility (the "First Amendment to the Credit Facility”). The First Amendment to the Credit Facility allowed the Company to exclude payments related to an acquisition and a settlement agreement from calculation of the fixed charge coverage ratio and the senior leverage ratio. In conjunction with the First Amendment to the Credit Facility, the Company paid MidCap a fee of $0.1 million. On August 30, 2013, the Company entered into the Amended Credit Agreement with MidCap.
On March 17, 2014, the Company entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave the Company its consent to enter into the Facility Agreement (defined below) and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant. The Company was in compliance with all of the covenants of the Amended Credit Facility as of June 30, 2015.

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
In connection with the execution of the Facility Agreement on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of the Company’s common stock, which are immediately exercisable and have an exercise price equal to $1.39 per share (the “Initial Warrants”). Additionally, the Company agreed that each disbursement borrowing under the Facility Agreement be accompanied by the issuance to Deerfield of warrants to purchase up to 10,000,000 shares of the Company’s common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants").
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the settlement payment obligations that were due in 2014 to Orthotec, LLC. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39 per share, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6.0 million under the Facility Agreement and received net proceeds of $5.9 million to fund a portion of the Orthotec settlement payments due through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this second draw, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.39 per share, which were valued at $0.9 million and were recorded as a debt discount and is being amortized over the term of the debt using the effective interest method. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
As of June 30, 2015, Orthotec settlement payments of $20.8 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $4.6 million, of which $4.4 million was classified as short-term restricted cash and $0.2 million was classified as long-term restricted cash under other assets, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on July 1, 2015. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal as of June 30, 2015, are due in three equal annual payments beginning March 20, 2017.
As of June 30, 2015, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock were revalued to their fair value with a charge to other income (expense) of $1.7 million for the six months ended June 30, 2015. The warrant liability of $7.0 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of June 30, 2015.
At June 30, 2015, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

June 30, 2015
Risk-free interest rate	1.5%
Dividend yield	—%
Expected volatility	51%
Expected life (years)	4.8

Principal payments on debt are as follows as of June 30, 2015 (in thousands):

Year Ending December 31,
Remainder of 2015	$3,134
2016	52,299
2017	8,667
2018	8,667
2019	8,667
Thereafter	—
Total	81,434
Add: capital lease principal payments	1,401
Less: debt discount	(6,298)
Total	76,537
Less: current portion of long-term debt	(6,753)
Long-term debt, net of current portion	$69,784
6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through June 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows as of June 30, 2015 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2015	$1,758	$403
2016	2,276	787
2017	796	347
2018	252	—
2019	128	—
	$5,210	1,537
Less: amount representing interest		(136)
Present value of minimum lease payments		1,401
Current portion of capital leases		(710)
Capital leases, less current portion		$691
Rent expense under operating leases for the three months ended June 30, 2015 and 2014 was $0.7 million and $0.8 million, respectively. Rent expense under operating leases for the six months ended June 30, 2015 and 2014 was $1.5 million and $1.8 million, respectively.

Litigation
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased the Company's common stock between December 19, 2009 and August 5, 2010 against the Company and certain of its directors and officers alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the Company and certain of its directors and officers adding alleged violations of the Securities Act of 1933, as amended (the "Securities Act"). HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleged that the defendants made false or misleading statements and failed to disclose material facts about the Company’s business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and the Company's financial guidance following the closing of the acquisition. The complaint sought unspecified monetary damages, attorneys’ fees, and other unspecified relief. The Company filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Section 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, the Company filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in the Company's favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appellate court heard oral argument on May 5, 2015.  On June 5, 2015, the Ninth Circuit affirmed the district court’s decision in all respects and ordered dismissal of the case. The mandate issued on June 30, 2015.
In addition to the matter described above, the Company is and may become involved in various other legal proceedings arising from its business activities. While management believes the ultimate disposition of the above matter that has been settled will not have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.
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

7. Orthotec Settlement
On March 15, 2014, the Company, Orthotec, LLC and certain other parties, including certain directors and affiliate of the Company, entered into a binding term sheet (the "Binding Term Sheet") to resolve the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and related litigation matters (the "Orthotec Settlement"). Pursuant to the terms contained in the Binding Term Sheet, the Company agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $0.7 million, commencing October 1, 2014. As of June 30, 2015, the Company has made installment payments in the aggregate of $19.7 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the$31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Binding Term Sheet provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss for basic earnings per share	$(3,947)	$(2,895)	$(8,508)	$(9,568)
Decrease in fair value of warrants	—	—	—	—
Diluted net loss applicable to common stockholders	$(3,947)	$(2,895)	$(8,508)	$(9,568)
Denominator:
Weighted average common shares outstanding	100,162	97,832	100,054	97,730
Weighted average unvested common shares subject to repurchase	(904)	(910)	(867)	(870)
Weighted average common shares outstanding—basic	99,258	96,922	99,187	96,860
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding—diluted	99,258	96,922	99,187	96,860

Net loss per basic and diluted share	$(0.04)	$(0.03)	$(0.09)	$(0.10)
The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	6,954	7,270	7,135	7,320
Unvested restricted share awards	904	910	867	870
Warrants to purchase common stock	11,544	10,844	11,544	10,844
Total	19,402	19,024	19,546	19,034

9. Stock Benefit Plans and Stock-Based Compensation
In February 2015, the Company granted 1,854,000 performance-based restricted stock units ("PSUs") to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 1, 2015 through December 31, 2017. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The awards are deemed probable of vesting as of June 30, 2015.
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased less than $0.2 million during the six months ended June 30, 2015. The decrease in unrecognized tax benefits during the six months ended June 30, 2015 was primarily related to foreign currency fluctuations and changes in prior year uncertain tax positions within the Company's foreign subsidiaries, partially offset by an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at June 30, 2015 and December 31, 2014 were $8.7 million and $8.9 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 12) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
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
During the three and six months ended June 30, 2015 and 2014, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and six months ended June 30, 2015 totaled $7.9 million and $15.4 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods. In the International geographic region, sales in Japan for the three and six months ended June 30, 2014 totaled $7.7 million and $15.4 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods.

Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$27,247	$34,518	$57,714	$66,568
International	19,386	18,649	37,566	35,772
Total consolidated revenues	$46,633	$53,167	$95,280	$102,340
Total assets by region were as follows (in thousands):

	June 30, 2015	December 31, 2014
United States	$181,578	$200,978
International	132,594	143,945
Total consolidated assets	$314,172	$344,923
12. Restructuring
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.3 million to date associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs, in accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits. The Company has substantially completed the activities associated with the restructuring as of June 30, 2015, and substantially all of the costs portion have been paid.
13. Related Party Transactions
For the six months ended June 30, 2015 and 2014, the Company incurred expenses of less than $0.1 million and for the six months ended June 30, 2015, the Company had a liability of $0.2 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (see Note 7 – Orthotec Settlement). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the six months ended June 30, 2015 and 2014, the Company incurred legal expenses of zero and less than $0.1 million, respectively, in connection with the Company’s indemnification obligations to two former directors of Scient'x in the New York Orthotec matter.
14. Subsequent Events
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The restructuring will take place over the next year and the Company estimates that it will incur termination benefits, accelerated depreciation and facility closing and other restructuring costs of up to $4 million.
On July 10, 2015, the Company entered into a Second Amendment to the Amended Credit Facility with MidCap (the "Second Amendment") to increase the term loan commitment from $33 million to $38 million. The Company borrowed the additional $5 million on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility (the"Third Term Loan Tranche"). Until January 1, 2016, only interest payments are due for the Third Term Loan Tranche.  Thereafter, the Company will pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  The Company agreed to pay MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.

On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permitted, among other things, the Company to enter into and borrow the additional $5 million term loan under the Second Amendment to the Amended Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.
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
Cost of revenues. Cost of revenues consists of direct product costs, royalties, milestones, depreciation of our surgical instruments, and the impairment and the amortization of purchased intangibles. We manufacture substantially all of the non-tissue-based implants that we sell. Our product costs consist primarily of direct labor, manufacturing overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.
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
Income tax provision . Income tax provision consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax goodwill.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the six months ended June 30, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$46,633	$53,167	$95,280	$102,340
Cost of revenues	18,745	16,600	34,080	32,033
Amortization of acquired intangible assets	361	447	730	893
Gross profit	27,527	36,120	60,470	69,414
Operating expenses:
Research and development	3,912	4,534	7,763	8,715
Sales and marketing	16,644	19,837	34,839	37,896
General and administrative	9,241	9,241	18,379	23,463
Amortization of acquired intangible assets	669	757	1,346	1,515
Restructuring expense	(112)	(90)	(172)	686
Total operating expenses	30,354	34,279	62,155	72,275
Operating income (loss)	(2,827)	1,841	(1,685)	(2,861)
Other income (expense):
Interest income	12	3	19	6
Interest expense	(3,040)	(3,747)	(6,411)	(5,435)
Other income (expense), net	2,161	(685)	724	(302)
Total other income (expense)	(867)	(4,429)	(5,668)	(5,731)
Pretax net loss	(3,694)	(2,588)	(7,353)	(8,592)
Income tax provision	253	307	1,155	976
Net loss	$(3,947)	$(2,895)	$(8,508)	$(9,568)

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues. Revenues were $46.6 million for the three months ended June 30, 2015 compared to $53.2 million for the three months ended June 30, 2014, representing a decrease of $6.5 million, or 12.3%. The decrease was the result of a decrease in the U.S. region ($7.3 million), partially offset by growth in the International region ($0.7 million).
U.S. revenues were $27.2 million for the three months ended June 30, 2015 compared to $34.5 million for the three months ended June 30, 2014, representing a decrease of $7.3 million, or 21.1%. The decrease was the result of lower sales direct to hospitals ($6.9 million) and a decrease in sales to stocking distributors in the U.S. ($0.4 million).
International revenues were $19.4 million for the three months ended June 30, 2015 compared to $18.6 million for the three months ended June 30, 2014, representing an increase of $0.7 million, or 4.0%. The increase was the result of the growth in implants and instruments sales ($4.3 million), offset by an unfavorable exchange rate effect ($3.6 million).
Cost of revenues. Cost of revenues was $18.7 million for the three months ended June 30, 2015 compared to $16.6 million for the three months ended June 30, 2014, representing an increase of $2.1 million, or 12.9%. The increase was primarily the result of one-time charges for the impairment of certain product related intangible assets and the disposal of manufacturing equipment ($1.9 million) and an increase in product costs due to mix ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended June 30, 2015 and for the three months ended June 30, 2014. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $27.5 million for the three months ended June 30, 2015 compared to $36.1 million for the three months ended June 30, 2014, representing a decrease of $8.6 million, or 23.8%. The decrease was due to an increase in cost of revenues ($2.1 million) combined with the decline in sales volume ($6.5 million).
Gross margin. Gross margin was 59.0% for the three months ended June 30, 2015 compared to 67.9% for the three months ended June 30, 2014. The decrease of 8.9 percentage points was due to increased cost of revenues resulting from one-time impairment and disposal costs charges (4.1 percentage points), increased royalty costs due to a change in product mix (1.0 percentage points) and unfavorable variation in regional mix, currency and product mix (3.8 percentage points).
Gross margin for the U.S. region was 58.7% for the three months ended June 30, 2015 compared to 71.8% for the three months ended June 30, 2014. The decrease of 13.1 percentage points was due to increased cost of revenues resulting from one-time charges (7.0 percentage points), unfavorable variation in pricing and product mix (3.3 percentage points), increased royalty costs due to a change in product mix (1.6 percentage points), increased depreciation expense as a percentage of revenue (0.6 percentage points) and an increase in inventory reserves and adjustments (0.6 percentage points).
Gross margin for the International region was 59.5% for the three months ended June 30, 2015 compared to 60.8% for the three months ended June 30, 2014. The decrease of 1.3 percentage points was due primarily to unfavorable variation in pricing and product mix.
Research and development expense. Research and development expense was $3.9 million for the three months ended June 30, 2015 compared to $4.5 million for the three months ended June 30, 2014, representing a decrease of $0.6 million, or 13.7%. The decrease was related to the timing of development activities and product launch schedules.
Sales and marketing expense. Sales and marketing expense was $16.6 million for the three months ended June 30, 2015 compared to $19.8 million for the three months ended June 30, 2014, representing a decrease of $3.2 million, or 16.1%. The decrease was primarily the result of the timing of marketing activity ($1.1 million) and a decrease in commission expense due to reduction in U.S. regional revenue ($2.1 million).
General and administrative expense. General and administrative expense was $9.2 million for the three months ended June 30, 2015 and for the three months ended June 30, 2014.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense. Restructuring expense was a credit of $0.1 million for the three months ended June 30, 2015 and June 30, 2014. In September 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of June 30, 2015 substantially all of the activities associated with the Scient'x restructuring are completed and substantially all of the costs associated with that restructuring have been paid.
Interest expense, net. Interest expense, net, was $3.0 million for the three months ended June 30, 2015 and $3.7 million for the three months ended June 30, 2014 representing a decrease of $0.7 million, or 18.9%. The decrease was primarily due to lower debt offering cost amortization related to the Deerfield facility.

Other income (expense), net. Other income (expense) was net income of $2.2 million for the three months ended June 30, 2015 compared to net expense of $0.7 million for the three months ended June 30, 2014, representing and increase in income of $2.9 million. The increase in income was due primarily to a decrease in the fair value of common stock warrant liability ($2.8 million) and net favorable foreign currency exchange results realized in 2015 due to having non-functional currency denominated assets and liabilities on subsidiaries books ($0.1 million).
Income tax provision. Income tax provision was $0.3 million for the three months ended June 30, 2015 and for the three months ended June 30, 2014. The income tax provision in 2015 and 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenues. Revenues were $95.3 million for the six months ended June 30, 2015 compared to $102.3 million for the six months ended June 30, 2014, representing a decrease of $(7.1) million, or 6.9%. The decrease was the result of a decrease in the U.S. region ($8.9 million), offset by an increase in the International region ($1.8 million).
U.S. revenues were $57.7 million for the six months ended June 30, 2015 compared to $66.6 million for the six months ended June 30, 2014, representing a decrease of $8.9 million, or 13.3% . The decrease was the result of lower sales direct to hospitals ($8.2 million) and a decrease in stocking revenue ($0.7 million).
International revenues were $37.6 million for the six months ended June 30, 2015 compared to $35.8 million for the six months ended June 30, 2014, representing an increase of $1.8 million, or 5.0% . The increase was the result of the growth in implants and instruments sales ($8.5 million), offset by an unfavorable exchange rate effect ($6.7 million).
Cost of revenues. Cost of revenues was $34.1 million for the six months ended June 30, 2015 compared to $32.0 million for the six months ended June 30, 2014, representing an increase of $2.0 million, or 6.4%. The increase was the result of one-time charges for the impairment of certain product related intangible assets and the disposal of manufacturing equipment ($1.9 million), an increase in product costs due to mix ($1.2 million) and an increase in royalty expenses due to volume and product mix ($0.3 million), offset by reduced depreciation expense ($0.8 million) and a decreased in inventory reserves and other adjustments ($0.6 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $60.5 million for the six months ended June 30, 2015 compared to $69.4 million for the six months ended June 30, 2014, representing a decrease of ($8.9 million), or (12.9)%. The decrease was due to an increase in cost of revenues ($1.9 million) combined with the decline in sales volume ($7.0 million).
Gross margin. Gross margin was 63.5% for the six months ended June 30, 2015 compared to 67.8% for the six months ended June 30, 2014. The decrease of 4.4 percentage points was due to increased cost of revenues resulting from one-time charges (2.0 percentage points), increased royalty costs due to a change in product mix (0.5 percentage points) and unfavorable variation in regional mix, currency and product mix (2.8 percentage points), offset by decrease in depreciation expense (0.4 percentage points) and decrease in inventory reserves and other adjustments (0.5 percentage points).
Gross margin for the U.S. region was 65.1% for the six months ended June 30, 2015 compared to 71.9% for the six months ended June 30, 2014. The decrease of (6.8) percentage points was due to increased cost of revenues resulting from one-time charges (3.3 percentage points), unfavorable variation in pricing and product mix (2.8 percentage points), increased royalty costs due to a change in product mix (0.9 percentage points), offset by a decrease in inventory reserves and adjustments (0.2 percentage points).
Gross margin for the International region was 61.0% for the six months ended June 30, 2015 compared to 60.3% for the six months ended June 30, 2014. The increase of 0.6 percentage points was due to reduced depreciation expense (0.8 percentage points), a reduction in amortization of acquired intangibles (0.6 percentage points) and a decrease in inventory reserves and adjustments (0.2 percentage points), offset by unfavorable variation in pricing and product mix (0.6 percentage points) and increased royalty costs due to a change in product mix (0.2 percentage points).
Research and development expense. Research and development expense was $7.8 million for the six months ended June 30, 2015 compared to $8.7 million for the six months ended June 30, 2014, representing a decrease of $(1.0) million, or 10.9%. The decrease was primarily related to the variations in the timing of the cycle for development and testing.
Sales and marketing expense. Sales and marketing expense was $34.8 million for the six months ended June 30, 2015 compared to $37.9 million for the six months ended June 30, 2014, representing a decrease of $(3.1) million, or 8.1%. The decrease was due to decrease in selling and marketing activities due to the timing of activity ($0.7 million), and a decrease in commission expense due to reduction in U.S. regional revenue ($2.4 million).
General and administrative expense. General and administrative expense was $18.4 million for the six months ended June 30, 2015 compared to $23.5 million for the six months ended June 30, 2014, representing a decrease of $(5.1) million, or 21.7%. The decrease was primarily due to the legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.3 million for the six months ended June 30, 2015 compared to $1.5 million for the six months ended June 30, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Restructuring expense. Restructuring expense was a credit of $0.2 million for the six months ended June 30, 2015 compared to an expense of $0.7 million for the six months ended June 30, 2014. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of June 30, 2015 substantially all the activities associated with the restructuring are completed and substantially all of the costs associated with the restructuring have been paid.
Interest expense, net. Interest expense was 6.4 million for the six months ended June 30, 2015 and $5.4 million for the six months ended June 30, 2014 representing an increase of $1.0 million, or 17.7%. The increase is due to interest expense and amortization of debt discount related to the Deerfield facility ($0.4 million), imputed interest on the Orthotec settlement ($0.4 million) and interest on higher levels of borrowings under the MidCap facility and other liabilities ($0.2 million).
Other income (expense), net. Other income (expense), net was income of $0.7 million for the six months ended June 30, 2015 compared to expense of $0.3 million for the six months ended June 30, 2014. The income for the six months ended June 30, 2015 was due to the change in fair value of common stock warrant liability ($2.5 million), partially offset by unfavorable foreign currency exchange results due to having non-functional currency denominated assets and liabilities on subsidiaries books ($1.5 million).
Income tax provision. Income tax provision was $1.2 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. The income tax provision in 2015 and 2014 consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,947)	$(2,895)	$(8,508)	$(9,568)
Stock-based compensation	1,265	1,195	2,518	2,139
Depreciation	2,836	3,102	5,627	6,352
Amortization of intangible assets	1,559	398	1,884	795
Amortization of acquired intangible assets	1,030	1,204	2,076	2,408
Interest expense, net	3,028	3,744	6,392	5,429
Income tax provision	253	307	1,155	976
Other (income) expense, net	(2,161)	685	(724)	302
Restructuring and other expense	(112)	(90)	(172)	722
Litigation expenses and trial costs	—	—	—	4,779
Adjusted EBITDA	$3,751	$7,650	$10,248	$14,334
Liquidity and Capital Resources
At June 30, 2015, our principal sources of liquidity consisted of cash of $8.9 million and accounts receivable, net of $38.9 million. Based on our operating plan and cash forecast, management believes that on a combined basis, such amounts will be sufficient to fund our projected operating requirements through at least June 30, 2016. We expect to fund the operating expenses from available cash, cash flow from operating activity and unused availability of $10.8 million under the revolving credit and term loan with MidCap Financial, LLC, or MidCap.
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under our amended and restated credit facility with MedCap, or the Credit Facility and payments due under the facility and Orthotec settlement agreements. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving Credit Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
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
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The restructuring will take place over the next year and the Company estimates that it will incur termination benefits, accelerated depreciation and facility closing and other restructuring costs of up to $4 million.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of June 30, 2015.
Amended Credit Facility and Other Debt

On June 7, 2012, we entered into a credit facility, or the Credit Facility, with MidCap, which was amended and restated on August 30, 2013 to, among other things, increase the borrowing limit from $50 million to $73 million. The Credit Facility is due in August 2016 and consists of a revolving line of credit with a maximum borrowing base of $40 million and a $33 million term loan. The $5 million delayed draw was borrowed on April 1, 2014. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity. The revolving line bears an interest rate equal to the London Interbank Market Rate, or LIBOR, plus 6.0% and the term loan bears an interest rate of LIBOR plus 8.0%, subject to a 9.5% floor. As of June 30, 2015, $29.2 million is outstanding under the revolving line of credit.
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
On July 10, 2015, the Company entered into a Second Amendment to the Amended Credit Facility with MidCap (the "Second Amendment") to increase the term loan commitment from $33 million to $38 million. The additional $5 million term loan is the third term loan tranche (the "Third Term Loan Tranche"). Until January 1, 2016, only interest payments are due for the Third Term Loan Tranche.  Thereafter, the Company will pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  The Company agreed to pay MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed under the Third Term Loan Tranche.
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2015.
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
On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permits, among other things, the Company’s execution of, and borrowing of loans, under the Second Amendment.
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
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through June 2017. As of June 30, 2015, the balance of these capital leases, net of interest totaled $1.4 million.
Operating Activities
We generated net cash of $3.4 million from operating activities for the six months ended June 30, 2015. During this period, net cash provided by operating activities primarily consisted of a net loss of $8.5 million and working capital and other assets of $5.5 million, which were offset by $17.4 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets of $5.5 million consisted of increases in inventories of $1.3 million, and decreases accrued expenses and other liabilities of $9.8 million, partially offset by decreases in restricted cash of $2.2 million, accounts receivable of $0.9 million and prepaid expenses and other current assets of $1.1 million and increases in accounts payable of $1.7 million.
Investing Activities
We used cash of $7.3 million, net of accounts payable, in investing activities for the six months ended June 30, 2015, including $7.3 million for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $7.4 million for the six months ended June 30, 2015. On the MidCap term loan we borrowed $73.5 million and we made principal payments totaling $76.1 million. We made principal payments on notes payable and capital leases totaling $4.7 million in the six months ended June 30, 2015.
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of June 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
		2015
	Total	(6 months)	2016	2017	2018	2019	Thereafter
Amended Credit Facility with MidCap	$54,962	$2,804	$52,158	$—	$—	$—	$—
Credit Facility with Deerfield	26,000	—	—	8,667	8,667	8,666	—
Interest expense	10,820	3,182	4,794	1,706	948	190	—
Notes payable for software licenses	338	196	142	—	—	—	—
Note payable for insurance premiums	134	134	—	—	—	—	—
Capital lease obligations	1,537	403	787	347	—	—	—
Operating lease obligations	5,210	1,758	2,276	796	252	128	—
Litigation settlement obligations	38,033	3,200	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	11,310	1,542	2,646	2,218	2,218	1,468	1,218
New product development milestones (1)	400	—	—	200	—	200	—
Total	$148,744	$13,219	$67,203	$18,334	$16,485	$15,052	$18,451
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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Cost of revenues	$31	$80	$53	$146
Research and development	469	690	1,027	1,110
Sales and marketing	128	86	253	211
General and administrative	637	339	1,185	672
Total	$1,265	$1,195	$2,518	$2,139
Effect on basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact, if any, that the adoption of this standard will have on our financial statements.
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this guidance and expect to adopt the standard for the annual reporting period ended December 31, 2016.
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
Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future

•	our beliefs about the enhance features, strengths and benefits of our products and product platform and our intention to provide unmatched service to the surgeon community;

•	the effect of our strategy to streamline our organization and lower our costs;

•	our expectations about the timing, costs and benefits of the restructuring of our manufacturing operations;

•	our beliefs about the attractiveness of the features and benefits of our products;

•	our ability to successfully integrate, and realize benefits from acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products, including the market size of the aging spine market and our ability to successfully penetrate such market;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales networks and product penetration;

•	our ability to increase the use and promotion of our products by training and educating surgeons;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•
our ability to regain and maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S., and to address the deficiencies cited in the warning letter recently received from the FDA (described below);

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions and/or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results.
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
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of June 30, 2015, our outstanding floating rate indebtedness totaled $55.0 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Facility Agreement, notes payable and capital leases.
Foreign Currency Risk
Our foreign currency exposure continues to grow as we seek to expand internationally. Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated. We had unfavorable foreign currency exchange results realized in 2015 due to having U.S. dollar denominated assets and liabilities on foreign subsidiaries books. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the six months ended June 30, 2015.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its June 30, 2015 closing price of $1.38 per share would increase the fair value of the warrant liability by approximately $1.2 million with a corresponding charge to our income statement.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation
On August 10, 2010, a purported securities class action complaint was filed in the United States District Court for the Southern District of California on behalf of all persons who purchased our common stock between December 19, 2009 and August 5, 2010 against us and certain of our directors and officers alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder. On February 17, 2011, an amended complaint was filed against the us and certain of our directors and officers adding alleged violations of the Securities Act of 1933, as amended (the "Securities Act"). HealthpointCapital, Jefferies & Company, Inc., Canaccord Adams, Inc., Cowen and Company, Inc., and Lazard Capital Markets LLC are also defendants in this action. The complaint alleged that the defendants made false or misleading statements and failed to disclose material facts about our business, financial condition, operations and prospects, particularly relating to the Scient’x transaction and our financial guidance following the closing of the acquisition. The complaint sought unspecified monetary damages, attorneys’ fees, and other unspecified relief. We filed a motion to dismiss the amended complaint on April 18, 2011. The district court granted the motion to dismiss with leave to amend on March 22, 2012. On April 19, 2012, the lead plaintiff filed a Second Amended Complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and violations of Section 11, 12(a)(2), and 15 of the Securities Act against the same named defendants. On May 3, 2012, we filed a motion to dismiss the Second Amended Complaint. The district court granted that motion without leave to amend and entered final judgment in our favor on March 28, 2013. On April 17, 2013, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appellate court heard oral argument on May 5, 2015.  On June 5, 2015, the Ninth Circuit affirmed the district court’s decision in all respects and ordered dismissal of the case. The mandate issued on June 30, 2015.
In addition to the matter described above, we are and may become involved in various other legal proceedings arising from our business activities. While we believe the ultimate disposition of the above matter that has been settled will not have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of these proceedings, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.  We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability.

Item 1A.	Risk Factors
The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.
If we or our suppliers fail to comply with the FDA’s quality system and good tissue practice regulations, the manufacture of our products could be delayed.
We and our suppliers are required to comply with the FDA’s quality systems regulations, or QSRs, which cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of products derived from human cells and tissues must comply with the FDA’s current good tissue practice regulations, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of human cell tissue and cellular products, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to halt the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.
On July 17, 2015, Alphatec Spine, Inc., our wholly owned subsidiary, received a Warning Letter from the FDA in connection with the FDA’s inspection of our manufacturing facilities located in Carlsbad, California that occurred from February 4, 2015 until March 13, 2015, or the Inspection. In the Warning Letter, the FDA cited eight deficiencies in our responses to the FDA Form 483, Inspectional Observations, which was issued to us at the end of the Inspection. The deficiencies relate to our internal procedures for quality planning, design control, document control and corrective and preventive actions. The Warning Letter does not restrict production or shipment of our products from our facilities, or the sale or marketing of our products. We are currently addressing the deficiencies cited by the FDA in the Warning Letter and intend to work closely with the FDA to resolve any outstanding issues. Until the procedures noted in the Warning Letter are corrected, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with our response.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	—	$—	—	—
May 1, 2015 through May 31, 2015	—	$—	—	—
June 1, 2015 through June 30, 2015	—	$—	—	—

(1)
Not included in the table above are 2,293 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

__________________________

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as (Unaudited) of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: August 4, 2015

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as (Unaudited) of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).