Form 10-Q/A
period 2013-09-30
Alphatec Holdings, Inc.
filed 2015-10-21
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Original Report”) filed by Alphatec Holdings, Inc. with the Securities and Exchange Commission on November 12, 2013. This Amendment is being filed solely for the purpose of amending Exhibit 10.1 under Item 6 of Part II of the Original Report in connection with a request for confidential treatment of portions of such exhibit.

This Amendment continues to speak as of November 12, 2013, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

Item 6.	Exhibits

10.1†
Amended and Restated Credit, Security and Guaranty Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC dated August 30, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
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

__________________________

†	Confidential treatment is being requested from the Securities and Exchange Commission as to certain portions of this document, which have been omitted as indicated by [***].
*	Previously filed with our Quarterly Report on Form 10-Q on November 12, 2013, which this Form 10-Q/A amends.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: October 21, 2015

Exhibit 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. Corbett, certify that:

1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Alphatec Holdings, Inc.; and
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)
October 21, 2015

Exhibit 31.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael O’Neill, certify that:

1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Alphatec Holdings, Inc.; and
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer)
October 21, 2015

6