Form 10-Q
period 2015-09-30
Alphatec Holdings, Inc.
filed 2015-11-03
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of November 2, 2015, there were 101,101,329 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$10,502	$19,735
Restricted cash	3,450	4,400
Accounts receivable, net	36,252	40,440
Inventories, net	42,328	41,747
Prepaid expenses and other current assets	5,225	5,466
Deferred income tax assets	2,518	1,324
Total current assets	100,275	113,112
Property and equipment, net	23,720	26,040
Goodwill	—	171,333
Intangibles, net	22,943	30,259
Other assets	1,446	4,179
Total assets	$148,384	$344,923
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$10,827	$10,130
Accrued expenses	27,216	35,393
Deferred revenue	831	1,300
Common stock warrant liabilities	687	8,702
Current portion of long-term debt	59,018	8,076
Total current liabilities	98,579	63,601
Long-term debt, less current portion	20,919	74,597
Other long-term liabilities	29,814	32,220
Deferred income tax liabilities	1,623	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2015 and December 31, 2014; 3,319 shares issued and outstanding at both September 30, 2015 and December 31, 2014	23,603	23,603
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2015 and December 31, 2014; 100,144 and 99,856 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	10
Treasury stock, at cost, 19 shares, at both September 30, 2015 and December 31, 2014	(97)	(97)
Additional paid-in capital	416,620	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(20,350)	(11,316)
Accumulated deficit	(417,337)	(248,564)
Total stockholders’ (deficit) equity	(26,154)	148,954
Total liabilities and stockholders’ (deficit) equity	$148,384	$344,923
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$42,996	$51,013	$138,276	$153,353
Cost of revenues	14,154	14,272	48,234	46,305
Amortization of acquired intangible assets	363	435	1,093	1,328
Gross profit	28,479	36,306	88,949	105,720
Operating expenses:
Research and development	1,898	4,423	9,661	13,138
In-process research and development	274	527	274	527
Sales and marketing	17,134	18,649	51,973	56,545
General and administrative	8,094	10,213	26,473	33,676
Amortization of acquired intangible assets	521	742	1,867	2,257
Goodwill and intangible impairment	165,171	—	165,171	—
Restructuring expenses	335	20	163	706
Total operating expenses	193,427	34,574	255,582	106,849
Operating income (loss)	(164,948)	1,732	(166,633)	(1,129)
Other income (expense):
Interest income	18	2	37	8
Interest expense	(3,110)	(3,875)	(9,521)	(9,310)
Other income (expense), net	6,058	(928)	6,782	(1,230)
Total other income (expense)	2,966	(4,801)	(2,702)	(10,532)
Pretax net loss	(161,982)	(3,069)	(169,335)	(11,661)
Income tax (benefit) provision	(1,717)	(28)	(562)	948
Net loss	$(160,265)	$(3,041)	$(168,773)	$(12,609)

Net loss per basic share	$(1.61)	$(0.03)	$(1.70)	$(0.13)
Net loss per diluted share	$(1.61)	$(0.04)	$(1.70)	$(0.13)

Shares used in calculating basic net loss per share	99,376	97,391	99,258	97,040
Shares used in calculating diluted net loss per share	99,376	98,329	99,258	97,258
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(160,265)	$(3,041)	$(168,773)	$(12,609)
Foreign currency translation adjustments	624	(9,093)	(9,034)	(9,815)
Comprehensive loss	$(159,641)	$(12,134)	$(177,807)	$(22,424)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(168,773)	$(12,609)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	14,099	14,006
Stock-based compensation	2,440	3,641
Interest expense related to amortization of debt discount and debt issuance costs	3,630	4,354
Goodwill and intangible impairment	165,171	—
Provision for doubtful accounts	465	443
Provision for excess and obsolete inventory	1,529	2,553
Deferred income tax expense	(1,320)	338
Non-cash in-process research and development expenses	98	102
Other non-cash items	(4,983)	2,655
Changes in operating assets and liabilities:
Restricted cash	3,300	(2,001)
Accounts receivable	3,475	373
Inventories	(2,202)	(3,134)
Prepaid expenses and other current assets	1,871	4,143
Other assets	15	(202)
Accounts payable	(277)	(261)
Accrued expenses and other	(12,644)	(34,684)
Deferred revenues	(328)	(1)
Net cash provided by (used in) operating activities	5,566	(20,284)
Investing activities:
Purchases of property and equipment	(8,738)	(7,751)
Cash received from sale of assets	—	300
Net cash used in investing activities	(8,738)	(7,451)
Financing activities:
Borrowings under lines of credit	105,523	122,066
Repayments under lines of credit	(110,354)	(115,068)
Principal payments on capital lease obligations	(555)	(605)
Proceeds from notes payable	5,000	24,500
Principal payments on notes payable	(6,163)	(3,836)
Net cash (used in) provided by financing activities	(6,549)	27,057
Effect of exchange rate changes on cash	488	(498)
Net decrease in cash	(9,233)	(1,176)
Cash at beginning of period	19,735	21,345
Cash at end of period	$10,502	$20,169

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,677	$4,074
Cash paid for income taxes	$580	$487
Purchases of property and equipment in accounts payable	$2,458	$2,217
Non-cash debt discount	$—	$500
Initial fair value of warrant liability	$—	$10,368
Purchase of property and equipment through capital lease	$243	$759

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Basis of Presentation
The Company
Alphatec Holdings, Inc. (“Alphatec”, “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through the distribution channels of Alphatec Spine and its affiliate, Scient’x S.A.S., and its subsidiaries (“Scient’x”), via a direct sales force in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Japan, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”).
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the SEC on February 26, 2015.
Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future periods.
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional capital.  The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Operating losses and negative cash flows may continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan, introduction of new products and expansion into new geographies.  Our amended and restated credit facility (the "Amended Credit Facility") with MidCap Financial, LLC ("MidCap") matures in August 2016, which will require the Company to refinance the Amended Credit Facility with MidCap or to seek alternative financing. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 26, 2015. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2015.
Goodwill
The Company accounts for goodwill in accordance with authoritative guidance which requires that goodwill be tested for impairment at least annually. The Company tests goodwill for impairment as of December 31 of each year, or more frequently if events and circumstances warrant. These assets are impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. In the third quarter of 2015, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company reviewed its goodwill for impairment under a two-part test in accordance with authoritative guidance.
The Company estimated the fair value in step one of the goodwill impairment test based on a combination of the income approach which included discounted cash flows as well as a market approach that utilized the guideline company market information.  The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal rate. For purposes of calculating the discounted cash flows, the Company used estimated revenue growth rates between 3% and 13% for the discrete forecast period. Cash flows beyond the discrete forecast period were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 13.5%, and terminal value growth rate of 3%. The Company's market capitalization was also considered in assessing the reasonableness of the Company’s fair value as determined in step one of the goodwill impairment test. The Company’s assessment resulted in a fair value that was lower than the Company’s carrying value of net assets at September 30, 2015.
Based upon step one of the test, the Company determined that its goodwill was impaired and that step two of the test was required to measure the amount of goodwill impairment. As a result of step two, in the third quarter of 2015 the Company recorded a charge of $164.3 million, representing the write-off of the remaining balance of goodwill. Due to the length of time necessary to measure impairment of goodwill, the goodwill impairment analysis was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. The Company expects to complete the step two impairment analysis prior to reporting its financial results for the fourth quarter of 2015 and will record any adjustments to this preliminary estimate at that time.
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

The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of September 30, 2015 or December 31, 2014. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2014	$8,702
Changes in fair value	(8,015)
Balance at September 30, 2015	$687
Common stock warrant liabilities are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (described in Note 5 below) is the expected volatility. Significant increases in volatility would result in a higher fair value measurement.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB issued guidance deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.
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
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$37,298	$41,233
Allowance for doubtful accounts	(1,046)	(793)
Accounts receivable, net	$36,252	$40,440
Inventories, net
Inventories, net consist of the following (in thousands)

	September 30, 2015			December 31, 2014
	Gross	Reserve for excess and obsolete	Net	Gross	Reserve for excess and obsolete	Net
Raw materials	$6,449	$—	$6,449	$5,020	$—	$5,020
Work-in-process	1,898	—	1,898	1,032	—	1,032
Finished goods	53,930	(19,949)	33,981	57,020	(21,325)	35,695
Inventories	$62,277	$(19,949)	$42,328	$63,072	$(21,325)	$41,747

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2015	December 31, 2014
Surgical instruments	4	$64,838	$62,872
Machinery and equipment	7	15,585	15,382
Computer equipment	3	3,700	3,180
Office furniture and equipment	5	3,752	3,789
Leasehold improvements	various	3,854	3,841
Building	39	66	65
Land	n/a	9	9
Construction in progress	n/a	468	1,320
		92,272	90,458
Less accumulated depreciation and amortization		(68,552)	(64,418)
Property and equipment, net		$23,720	$26,040
Total depreciation expense was $3.4 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively. Total depreciation expense was $9.1 million and $9.2 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.2 million were included in the construction in progress balance. At December 31, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Useful lives (in years)	September 30, 2015	December 31, 2014
Developed product technology	3-8	$21,825	$22,526
Distribution rights	3	2,100	2,095
Intellectual property	5	1,004	1,004
License agreements	1-7	16,716	16,716
Core technology	10	4,187	4,554
Trademarks and trade names	3-9	3,307	3,559
Customer-related	12-15	19,458	20,493
Distribution network	10-12	4,027	4,027
Physician education programs	10	2,575	2,802
Supply agreement	10	225	225
		75,424	78,001
Less accumulated amortization		(52,481)	(47,742)
Intangible assets, net		$22,943	$30,259
Total amortization expense was $1.1 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. Total amortization expense was $5.0 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively.
On June 19, 2015, the Company entered into an exclusive distribution agreement with a third party to market a biologic product that would replace its existing NEXoss Synthetic Bone Graft (See Note 4). The Company expensed $0.3 million as an impairment charge in cost of goods sold in the nine months ended September 30, 2015 for the write-off of an intangible asset related to this product. Additionally, due to a revised marketing strategy for the Company's Epicage interbody fusion device, the Company evaluated the related intangible asset for impairment in June 2015. As a result of this impairment analysis the Company expensed $0.9 million as an impairment charge in cost of goods sold in the nine months ended September 30, 2015 for the write-off of an intangible asset related to this product.
In connection with the step two goodwill impairment test (see Note 2) the Company determined that the physician education intangible acquired in the Scient’x acquisition was impaired. As a result, the Company expensed $0.9 million included in goodwill and intangible impairment in the three and nine months ended September 30, 2015. Prior to the impairment, amortization of the physician eduction intangible asset had been recorded in amortization of acquired intangible assets within operating expenses.
Future amortization expense related to intangible assets as of September 30, 2015 is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$1,036
2016	4,059
2017	4,053
2018	2,884
2019	2,441
Thereafter	8,470
$22,943

 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Legal	$554	$967
Accounting	1,017	1,262
Severance	322	318
Restructuring	137	531
Sales milestones	133	107
Accrued taxes	729	1,344
Deferred rent	462	785
Royalties	1,712	2,129
Commissions	5,189	6,152
Payroll and related	5,359	8,291
Litigation settlements	4,400	7,393
Accrued interest	1,017	946
Other	6,185	5,168
Total accrued expenses	$27,216	$35,393
Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 through September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$171,333
Goodwill impairment	(164,266)
Effect of foreign exchange rate on goodwill	(7,067)
Balance at September 30, 2015	$—

In the third quarter of 2015, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required (See Note 2). As a result of this interim test, the Company recorded a charge of $164.3 million, representing the write-off of the balance of goodwill in the three and nine months ended September 30, 2015. Due to the length of time necessary to measure impairment of goodwill, the goodwill impairment analysis was not completed as of the time of the filing of this Quarterly Report on Form 10-Q and is subject to change. The Company expects to complete the step two impairment analysis prior to reporting its financial results for the fourth quarter of 2015 and will record any adjustments to this preliminary estimate at that time.

4. License and Consulting Agreements
The Company’s license and consulting agreements are described below and in Note 5 to its audited consolidated financial statements for the year ended December 31, 2014, which are included in its Annual Report on Form 10-K which was filed with the SEC on February 26, 2015.
License Agreements
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
Asset Purchase Agreement

In July 2014, the Company entered into an asset purchase and product development services agreement (the "Asset Purchase Agreement") whereby the Company purchased rights to the conceptual design for an intervertebral implant device. The financial terms of the Agreement include payments in cash and the Company's common stock upon achievement of various milestones. The Company treated this arrangement as an asset acquisition. In the three months ended September 30, 2014, the Company made cash payments totaling$0.2 million and issued 72,992 shares of the Company's common stock valued at $0.1 million. The Company recognized the cash and stock payments of $0.3 million as in-process research and development expense in the three and nine months ended September 30, 2014.
Under the terms of the Asset Purchase Agreement, for milestones achieved in September 2015, the Company was obligated to pay $0.2 million cash compensation and issue 72,992 shares of the Company's common stocks valued at $0.1 million. The Company expensed $0.3 million as in-process research and development in the three and nine months ended September 30, 2015.

5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity of the credit facility to August 2016. In July 2015, the Company further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of September 30, 2015, the Amended Credit Facility consisted of a $38 million term loan, $28 million of which was drawn at closing and the remaining $5 million of which was drawn in April 2014, a $5 million term loan drawn in July 2015 and a revolving line of credit with a maximum borrowing base of $40 million, of which $27.0 million was outstanding under the revolving line of credit at September 30, 2015. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2015, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs. At September 30, 2015, $0.3 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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

    On July 10, 2015, the Company entered into a Second Amendment to the Amended Credit Facility with MidCap (the "Second Amendment to the Amended Credit Facility") to increase the term loan commitment from $33 million to $38 million. The Company borrowed the additional $5 million under the term loan on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility (the "Third Term Loan Tranche"). Until January 1, 2016, only interest payments are due for the Third Term Loan Tranche.  Thereafter, the Company will pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  The Company paid MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.
The Company was in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2015.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into a the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 7 below. The Company agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
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
On March 20, 2014, the Company made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the settlement payment obligations that were due in 2014 to Orthotec, LLC. The $0.5 million transaction fee is recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.39 per share, which were valued at $4.7 million and recorded as a debt discount, which is being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6.0 million under the Facility Agreement and received net proceeds of $5.9 million to fund a portion of the Orthotec settlement payments due through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this second draw, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.39 per share, which were valued at $0.9 million and were recorded as a debt discount, which is being amortized over the term of the debt using the effective interest method. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method. No amounts remain available for the Company to borrow under the Facility Agreement.
As of September 30, 2015, Orthotec settlement payments of $21.9 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $3.5 million,which was classified as short-term restricted cash, as its use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on October 1, 2015. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal as of September 30, 2015, are due in three equal annual payments beginning March 20, 2017.

As of September 30, 2015, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock were revalued to their fair value with a charge to other income expense of $6.3 million and $8.0 million for the three months and nine months ended September 30, 2015, respectively. The change in the fair value of the warrants of $8.0 million for the nine months ended September 30, 2015 is included in other non-cash items in the condensed consolidated statements of cash flow. The warrant liability of $0.7 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of September 30, 2015.
On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permitted, among other things, the Company to enter into and borrow the additional $5 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.
At September 30, 2015, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

September 30, 2015
Risk-free interest rate	1.3%
Dividend yield	—%
Expected volatility	63%
Expected life (years)	4.5

Principal payments on debt are as follows as of September 30, 2015 (in thousands):

Year Ending December 31,
Remainder of 2015	$2,058
2016	56,173
2017	8,667
2018	8,667
2019	8,666
Thereafter	—
Total	84,231
Add: capital lease principal payments	1,471
Less: debt discount	(5,765)
Total	79,937
Less: current portion of long-term debt	(59,018)
Long-term debt, net of current portion	$20,919

6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through September 2018. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through January 2019. Future minimum annual lease payments under such leases are as follows as of September 30, 2015 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2015	$899	$224
2016	2,318	877
2017	846	437
2018	272	68
2019	137	—
	$4,472	1,606
Less: amount representing interest		(135)
Present value of minimum lease payments		1,471
Current portion of capital leases		(799)
Capital leases, less current portion		$672
Rent expense under operating leases for the three months ended September 30, 2015 and 2014 was $0.8 million. Rent expense under operating leases for the nine months ended September 30, 2015 and 2014 was $2.3 million and $2.6 million, respectively.
Litigation
The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.
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

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $0.7 million, commencing October 1, 2014. As of September 30, 2015, the Company has made installment payments in the aggregate of $21.9 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss for basic earnings per share	$(160,265)	$(3,041)	$(168,773)	$(12,609)
Decrease in fair value of warrants	—	(513)	—	(520)
Diluted net loss applicable to common stockholders	$(160,265)	$(3,554)	$(168,773)	$(13,129)
Denominator:
Weighted average common shares outstanding	100,144	98,126	100,092	97,864
Weighted average unvested common shares subject to repurchase	(768)	(735)	(834)	(824)
Weighted average common shares outstanding—basic	99,376	97,391	99,258	97,040
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	938	—	218
Weighted average common shares outstanding—diluted	99,376	98,329	99,258	97,258
Net loss per share:
Basic	$(1.61)	$(0.03)	$(1.70)	$(0.13)
Diluted	$(1.61)	$(0.04)	$(1.70)	$(0.13)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	7,859	6,904	8,029	7,199
Unvested restricted share awards	768	735	834	824
Warrants to purchase common stock	11,544	594	11,544	6,844
Total	20,171	8,233	20,407	14,867
9. Stock Benefit Plans and Stock-Based Compensation
In February 2015, the Company granted 1,854,000 performance-based restricted stock units ("PSUs") to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 1, 2015 through December 31, 2017. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The awards are deemed probable of vesting as of September 30, 2015.
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased less than $0.2 million during the nine months ended September 30, 2015. The decrease in unrecognized tax benefits during the nine months ended September 30, 2015 was primarily related to foreign currency fluctuations and changes in prior year uncertain tax positions within the Company's foreign subsidiaries, partially offset by an increase related to state research credits and uncertain tax positions within the Company’s foreign subsidiaries. The unrecognized tax benefits at September 30, 2015 and December 31, 2014 were $8.7 million and $8.9 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is insignificant. Additionally, the French restructuring (see Note 12) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
The income tax benefit consists primarily of the income tax benefit related to the reversal of the deferred tax liabilities associated with tax deductible goodwill, partially offset by income tax provisions related to state income taxes and operations in other foreign jurisdictions where the Company operates. The tax impact of the $165.2 million impairment charge (see note 2) in the current quarter is a $1.5 million income tax benefit as a result of the reversal of the deferred tax liabilities on the tax deductible goodwill due to the Company having a valuation allowance against deferred tax assets.
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

During the three and nine months ended September 30, 2015 and 2014, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and nine months ended September 30, 2015 totaled $8.3 million and $23.7 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods. In the International geographic region, sales in Japan for the three and nine months ended September 30, 2014 totaled $8.5 million and $23.8 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$27,385	$34,808	$85,099	$101,376
International	15,611	16,205	53,177	51,977
Total consolidated revenues	$42,996	$51,013	$138,276	$153,353
Total assets by region were as follows (in thousands):

	September 30, 2015	December 31, 2014
United States	$99,710	$200,978
International	48,674	143,945
Total consolidated assets	$148,384	$344,923
12. Restructuring
On September 16, 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.3 million to date associated with this restructuring, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs, in accordance with ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, and ASC Topic 712, Non Retirement Postemployment Benefits. The Company has substantially completed the activities associated with the Scient'x restructuring as of September 30, 2015, and substantially all of the costs have been paid.
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. Restructuring liabilities are measured at fair value and recognized as incurred. The restructuring will take place over the next year and the Company estimates that it will incur termination benefits, accelerated depreciation, facility closing and other restructuring costs of up to $4 million.
Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately be different from these estimates. If additional costs are incurred, such additional costs will be recognized when they occur.
13. Related Party Transactions
For the nine months ended September 30, 2015 and 2014, the Company incurred expenses of $0.1 million related to HealthpointCapital, LLC. As of September 30, 2015, the Company also had a liability of $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.
The Company has entered into indemnification agreements with certain of its directors which are named defendants in the New York Orthotec matter (see Note 7 – Orthotec Settlement). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them to which they may be entitled to indemnification by the Company. For the nine months ended September 30, 2015 and 2014, the Company incurred legal expenses of zero and less than $0.1 million, respectively, in connection with the Company’s indemnification obligations for two former directors of Scient'x in the New York Orthotec matter.

14. Subsequent Event

On November 2, 2015, the Company entered into a first amendment (the "First Amendment") to the collaboration agreement with Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC (the "Collaborators") (the "Collaboration Agreement"). Under the Collaboration Agreement, the Collaborators agreed to provide services related to the development and commercialization of the Company’s current products and products in the Company’s product pipeline. As consideration for the services, the Collaboration Agreement provides that the Company will issue an aggregate $8.0 million of the Company’s common stock, based on a per share price of $1.95 per share, which was the average of the closing price of the Company’s common stock on The NASDAQ Global Select Market on each of the four days prior to the effective date and the effective of the Collaboration Agreement. Pursuant to the First Amendment, in exchange for a "lock up" restriction on selling or transferring each tranche of shares issued to the Collaborators and a maximum value cap (as discussed below), the Company has agreed to make a cash payment to the Collaborators in the event that the shares in such tranche do not have a minimum amount of value based on the market value of the Company’s common stock at the end of the lock up period applicable to such tranche of shares. In addition, in the event that at the end of a lock up period the value of a tranche of shares issued to the Collaborators exceeds a certain amount, the Collaborators have agreed to forfeit shares back to the Company, so as to limit the maximum amount of value derived from such shares at the end of a lock up period. Pursuant to the First Amendment, the shares issued to the Collaborators in each of 2014, 2015 and 2016 are subject to a lock up that lasts until the first quarter of 2017, 2018 and 2019, respectively. The valuation of each tranche of shares occurs at the end of the applicable lock up period. Based on the closing price of the Company’s common stock on October 30, 2015, the Company could have an additional liability of $3.5 million for shares of the Company’s common stock previously issued under the Collaboration Agreement, with $2.1 million payable in 2017 and $1.4 million million payable in 2018. In addition, based on the closing price of the Company’s common stock on October 30, 2015, the Company could have an additional liability of $2.8 million for shares of the Company’s common stock issuable under the remaining terms of the Collaboration Agreement (assuming that all of the shares issuable under the Collaboration Agreement are issued), with $0.7 million payable in 2018 (in addition to the amount above payable in 2018), and $2.1 million payable in 2019. If the Collaborators elect to sell, assign or transfer: (i) more than 20% of the shares issued to the Collaborators prior to the first valuation date; or (ii) any of the Collaborator shares still subject to a lockup after the first valuation date, all of the aforementioned restrictions on transfer and valuation minimums and maximums are null and void. Other than as set forth in the First Amendment, the Collaboration Agreement remains in full force and effect.

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
Goodwill and intangible impairment. Goodwill and intangible impairment consists of the expensing the premium paid over fair value for businesses acquired in prior periods and the impairment of intangible assets.

Restructuring expense. Restructuring expense consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination incurred in connection with the reorganization of the Scient’x operations in France and our manufacturing operations in California.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the nine months ended September 30, 2015 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$42,996	$51,013	$138,276	$153,353
Cost of revenues	14,154	14,272	48,234	46,305
Amortization of acquired intangible assets	363	435	1,093	1,328
Gross profit	28,479	36,306	88,949	105,720
Operating expenses:
Research and development	1,898	4,423	9,661	13,138
In-process research and development	274	527	274	527
Sales and marketing	17,134	18,649	51,973	56,545
General and administrative	8,094	10,213	26,473	33,676
Amortization of acquired intangible assets	521	742	1,867	2,257
Goodwill and intangible impairment	165,171	—	165,171	—
Restructuring expense	335	20	163	706
Total operating expenses	193,427	34,574	255,582	106,849
Operating income (loss)	(164,948)	1,732	(166,633)	(1,129)
Other income (expense):
Interest income	18	2	37	8
Interest expense	(3,110)	(3,875)	(9,521)	(9,310)
Other income (expense), net	6,058	(928)	6,782	(1,230)
Total other income (expense)	2,966	(4,801)	(2,702)	(10,532)
Pretax net loss	(161,982)	(3,069)	(169,335)	(11,661)
Income tax (benefit) provision	(1,717)	(28)	(562)	948
Net loss	$(160,265)	$(3,041)	$(168,773)	$(12,609)

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues. Revenues were $43.0 million for the three months ended September 30, 2015 compared to $51.0 million for the three months ended September 30, 2014, representing a decrease of $8.0 million, or 15.7%. The decrease was the result of a decrease in the U.S. region ($7.4 million) and a decrease in the International region ($0.6 million).
U.S. revenues were $27.4 million for the three months ended September 30, 2015 compared to $34.8 million for the three months ended September 30, 2014, representing a decrease of $7.4 million, or 21.3%. The decrease was the result of lower sales direct to hospitals ($6.0 million) and a decrease in sales to stocking distributors. ($1.4 million).
International revenues were $15.6 million for the three months ended September 30, 2015 compared to $16.2 million for the three months ended September 30, 2014, representing a decrease of $0.6 million, or 3.7%. The decrease was the result of an unfavorable exchange rate effect ($2.7 million), offset by growth in implant and instrument sales ($2.1 million).
Cost of revenues. Cost of revenues was $14.2 million for the three months ended September 30, 2015 compared to $14.3 million for the three months ended September 30, 2014, representing a decrease of $0.1 million, or 0.8%. The decrease was the result of a reduction in product costs due to volume and mix ($0.4 million), a reduction in reserves and adjustments ($0.8 million), a reduction in royalty expenses due to a reduction sales volume ($0.4 million), and a reduction in amortization expenses ($0.2 million), offset by non-recurring favorable royalties and milestones in 2014 ($1.2 million) and an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the production outsourcing initiative ($0.5 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended September 30, 2015 and for the three months ended September 30, 2014. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.

Gross profit. Gross profit was $28.5 million for the three months ended September 30, 2015 compared to $36.3 million for the three months ended September 30, 2014, representing a decrease of $7.8 million, or 21.6%. The decrease was due to a decline in sales volume ($8.0 million), offset by a reduction in cost of revenues ($0.2 million).
Gross margin. Gross margin was 66.2% for the three months ended September 30, 2015 compared to 71.2% for the three months ended September 30, 2014. The decrease of 5.0 percentage points was due to increased cost of revenues resulting from non-recurring favorable royalties and milestones in 2014 (2.3 percentage points), an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the production outsourcing initiative (1.3 percentage points), an increase in instrument depreciation as a percentage of revenue (0.7 percentage points) and an unfavorable variation in regional mix, currency and product mix (2.4 percentage points), offset by a reduction in inventory reserves and adjustments (1.2 percentage points), a reduction in amortization expenses (0.3 percentage points) and a reduction in royalty costs due to a change in product mix (0.2 percentage points).
Gross margin for the U.S. region was 69.5% for the three months ended September 30, 2015 compared to 75.8% for the three months ended September 30, 2014. The decrease of 6.3 percentage points was due to increased cost of revenues resulting from non-recurring favorable royalties and milestones in 2014 (3.4 percentage points), an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the production outsourcing initiative (2.0 percentage points), increased instrument depreciation expense as a percentage of revenue (1.2 percentage points), unfavorable variation in pricing and product mix (0.4 percentage points) and increased royalty costs due to a change in product mix (0.3 percentage points), offset by a decrease in inventory reserves and adjustments (0.5 percentage points) and a reduction in amortization expenses (0.5 percentage points).
Gross margin for the International region was 60.5% for the three months ended September 30, 2015 compared to 61.3% for the three months ended September 30, 2014. The decrease of 0.8 percentage points was due to unfavorable variation in regional mix, currency and product mix (4.1 percentage points), offset by a reduction in inventory reserves and adjustments (2.1 percentage points), a reduction in royalty costs due to a change in product mix (0.9 percentage points) and a reduction in amortization expenses (0.3 percentage points).
In-process research and development expense. In-process research and development expense was $0.3 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014, representing a decrease of $0.3 million. The $0.3 million expense in 2015 relates to payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Research and development expense. Research and development expense was $1.9 million for the three months ended September 30, 2015 compared to $4.4 million for the three months ended September 30, 2014, representing a decrease of $2.5 million, or 57.1%. The decrease was related to the reduction in stock compensation provided to outside consultants ($1.5 million), a reduction in personnel costs ($0.6 million) and the timing of development activities and product launch schedules ($0.4 million).
Sales and marketing expense. Sales and marketing expense was $17.1 million for the three months ended September 30, 2015 compared to $18.6 million for the three months ended September 30, 2014, representing a decrease of $1.5 million, or 8.1%. The decrease was primarily the result of a decrease in commission expense due to reduction in U.S. regional revenue.
General and administrative expense. General and administrative expense was $8.1 million for the three months ended September 30, 2015 compared to $10.2 million for the three months ended September 30, 2014, representing of a decrease of $2.1 million, or 20.7%. The decrease was primarily due to a refund of states use tax ($0.4 million), a reduction in personnel expenses ($1.0 million) and a reduction in general consulting expenses ($0.7 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended September 30, 2015 compared to $0.7 million for the three months ended September 30, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Goodwill and intangible impairment. Goodwill and intangible assets impairment was $165.2 million for the three months ended September 30, 2015. This expense consists of the expensing of the premium paid over fair value for businesses acquired in prior periods and the impairment of intangible assets.
Restructuring expense. Restructuring expense was $0.3 million for the three months ended September 30, 2015 compared to less than $0.1 million for the three months ended September 30, 2014. In September 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of September 30, 2015, substantially all of the activities associated with the Scient'x restructuring are completed and substantially all of the costs associated with that restructuring have been paid. In July 2015, we announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The restructuring will take place over the next year and the Company estimates that it will incur termination benefits, accelerated depreciation and facility closing and other restructuring costs up to $4 million.
Interest expense, net. Interest expense, net, was $3.1 million for the three months ended September 30, 2015 and $3.9 million for the three months ended September 30, 2014 representing a decrease of $0.8 million, or 19.7%. The decrease was primarily due to lower debt offering cost amortization related to the Deerfield facility.
Other income (expense), net. Other income (expense) was net income of $6.1 million for the three months ended September 30, 2015 compared to net expense of $0.9 million for the three months ended September 30, 2014, representing an increase in income of $7.0 million. The increase in income was due primarily to a decrease in the fair value of common stock warrant liability ($5.8 million) and net favorable foreign currency exchange results realized in 2015 due to having non-functional currency denominated assets and liabilities on subsidiaries books ($1.2 million).
Income tax (benefit) provision. Income tax (benefit) provision was $(1.7) million for the three months ended September 30, 2015 and less than $(0.1) million for the three months ended September 30, 2014. The 2015 income tax benefit consists primarily of the reversal of deferred tax liabilities associated with tax deductible goodwill, partially offset by state and foreign income taxes. The 2014 income tax benefit consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenues. Revenues were $138.3 million for the nine months ended September 30, 2015 compared to $153.4 million for the nine months ended September 30, 2014, representing a decrease of $(15.1) million, or 9.8%. The decrease was the result of a decrease in the U.S. region ($16.3 million), offset by an increase in the International region ($1.2 million).
U.S. revenues were $85.1 million for the nine months ended September 30, 2015 compared to $101.4 million for the nine months ended September 30, 2014, representing a decrease of $16.3 million, or 16.1% . The decrease was the result of lower sales direct to hospitals ($14.2 million) and a decrease in stocking revenue ($2.1 million).
International revenues were $53.2 million for the nine months ended September 30, 2015 compared to $52.0 million for the nine months ended September 30, 2014, representing an increase of $1.2 million, or 2.3% . The increase was the result of the growth in implants and instruments sales ($10.6 million), offset by an unfavorable exchange rate effect ($9.4 million).
Cost of revenues. Cost of revenues was $48.2 million for the nine months ended September 30, 2015 compared to $46.3 million for the nine months ended September 30, 2014, representing an increase of $1.9 million, or 4.2%. The increase was the result of charges for the impairment of certain product related intangible assets and the disposal of manufacturing equipment ($1.9 million), non-recurring favorable royalties and milestones in 2014 ($1.2 million), an increase in manufacturing depreciation expense due to the reduction of useful lives resulting from the production outsourcing initiative ($0.5 million), and an increase in product costs due to mix ($0.7 million), offset by reduced instrument depreciation expense ($0.8 million), a decrease in inventory reserves and other adjustments ($1.0 million), a decrease in royalty expenses due to volume and product mix ($0.3 million), and a reduction in amortization expense ($0.3 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.1 million for the nine months ended September 30, 2015 compared to $1.3 million for the nine months ended September 30, 2014. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $88.9 million for the nine months ended September 30, 2015 compared to $105.7 million for the nine months ended September 30, 2014, representing a decrease of ($16.8 million), or (15.9)%. The decrease was due to an increase in cost of revenues ($1.7 million) combined with the decline in sales volume ($15.1 million).
Gross margin. Gross margin was 64.3% for the nine months ended September 30, 2015 compared to 68.9% for the nine months ended September 30, 2014. The decrease of 4.6 percentage points was due to increased cost of revenues resulting from one-time charges (2.5 percentage points), increased royalty costs due to a change in product mix (0.2 percentage points) and unfavorable variation in regional mix, currency and product mix (2.7 percentage points), offset by a decrease in amortization expense (0.3 percentage points) and decrease in inventory reserves and other adjustments (0.5 percentage points).
Gross margin for the U.S. region was 66.5% for the nine months ended September 30, 2015 compared to 73.2% for the nine months ended September 30, 2014. The decrease of (6.7) percentage points was due to increased cost of revenues resulting from one-time charges (4.1 percentage points), unfavorable variation in pricing and product mix (2.0 percentage points), increased royalty costs due to a change in product mix (0.5 percentage points) and an increase in instrument depreciation expense (0.4 percentage points), offset by a decrease in inventory reserves and adjustments (0.1 percentage points) and a decrease in amortization expense (0.2 percentage points)

Gross margin for the International region was 60.8% for the nine months ended September 30, 2015 compared to 60.6% for the nine months ended September 30, 2014. The increase of 0.2 percentage points was due to reduced instrument depreciation expense (0.5 percentage points), a reduction in amortization of acquired intangibles (0.5 percentage points) and a decrease in inventory reserves and adjustments (0.9 percentage points), offset by unfavorable variation in pricing and product mix (1.7 percentage points).
Research and development expense. Research and development expense was $9.7 million for the nine months ended September 30, 2015 compared to $13.1 million for the nine months ended September 30, 2014, representing a decrease of $(3.5) million, or 26.5%. The decrease was related to the reduction in stock compensation provided to outside consultants ($1.7 million), a reduction in personnel costs ($0.7 million) and the timing of development activities and product launch schedules ($1.1 million).
In-process research and development expense. In-process research and development expense was $0.3 million for the nine months ended September 30, 2015 compared to $0.5 million for the nine months ended September 30, 2014, representing a decrease of $0.3 million. The $0.3 million expense in 2015 relates to payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing expense. Sales and marketing expense was $52.0 million for the nine months ended September 30, 2015 compared to $56.5 million for the nine months ended September 30, 2014, representing a decrease of $(4.5) million, or 8.1%. The decrease was due to decrease in selling and marketing activities due to the timing of activity ($0.8 million), and a decrease in commission expense due to reduction in U.S. regional revenue ($3.7 million).
General and administrative expense. General and administrative expense was $26.5 million for the nine months ended September 30, 2015 compared to $33.7 million for the nine months ended September 30, 2014, representing a decrease of $(7.2) million, or 21.4%. The decrease was due to a reduction in legal expenses associated with the Orthotec litigation ($4.2 million), a sales tax refund ($0.4 million) and a reduction in personnel and professional fees ($2.6 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.9 million for the nine months ended September 30, 2015 compared to $2.3 million for the nine months ended September 30, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Goodwill and intangible impairment. Goodwill and intangible assets impairment was $165.2 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. This expense consists of the expensing of the premium paid over fair value for businesses acquired in prior periods and the impairment of intangible assets.
Restructuring expense. Restructuring expense was $0.2 million for the nine months ended September 30, 2015 compared to $0.7 million for the nine months ended September 30, 2014. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of September 30, 2015 substantially all the activities associated with the restructuring were completed and substantially all of the costs associated with the restructuring have been paid. In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The restructuring will take place over the next year and we estimate that we will incur termination benefits, accelerated depreciation and facility closing and other restructuring costs up to $4 million in the aggregate.
Interest expense, net. Interest expense was $9.5 million for the nine months ended September 30, 2015 and $9.3 million for the nine months ended September 30, 2014 representing an increase of $0.2 million, or 2.0%. The increase is due to interest expense and amortization of debt discount related to the Deerfield facility.
Other income (expense), net. Other income (expense), net was income of $6.8 million for the nine months ended September 30, 2015 compared to expense of $1.2 million for the nine months ended September 30, 2014. The increase in income for the nine months ended September 30, 2015 was due to the change in fair value of common stock warrant liability ($8.0 million), partially offset by unfavorable foreign currency exchange results due to having non-functional currency denominated assets and liabilities on subsidiaries books ($0.3 million).
Income tax (benefit) provision. Income tax (benefit) provision was a benefit of $(0.6) million for the nine months ended September 30, 2015 compared to a provision of $0.9 million for the nine months ended September 30, 2014. The 2015 income tax benefit consists primarily of the reversal of deferred tax liabilities associated with tax deductible goodwill, partially offset by state and foreign income taxes. The 2014 income tax expense consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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
Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and other non-recurring income or expense items, such as asset impairments, litigation expenses and trial costs, in-process research and development expense and restructuring expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet cash needs.
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(160,265)	$(3,041)	$(168,773)	$(12,609)
Stock-based compensation	(78)	1,502	2,440	3,641
Depreciation	3,440	2,895	9,067	9,247
Amortization of intangible assets	188	379	2,072	1,174
Amortization of acquired intangible assets	884	1,177	2,960	3,585
In-process research and development	274	527	274	527
Interest expense, net	3,092	3,873	9,484	9,302
Income tax (benefit) provision	(1,717)	(28)	(562)	948
Other (income) expense, net	(6,058)	928	(6,782)	1,230
Goodwill and intangible impairment	165,171	—	165,171	—
Restructuring and other expense	335	20	163	742
Litigation expenses and trial costs	—	—	—	4,779
Adjusted EBITDA	$5,266	$8,232	$15,514	$22,566
Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan, introduction of new products and expansion into new geographies.  Our amended and Restated credit facility (the "Amended Credit Facility") with MidCap Financial, LLC (“MidCap”) matures in August 2016, which will require us to refinance the Amended Credit Facility with MidCap or seek alternative financing. We intend to pursue additional opportunities to raise capital through public or private equity offerings, including through debt financings, receivables financings or through collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so.  If we are unsuccessful in refinancing our existing debt or raising additional required funds, we may be required to significantly delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts, or cease operating as a going concern.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under our Amended Credit Facility with MidCap, and payments due under the Orthotec settlement agreements. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our revolving Amended Credit Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
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
On July 6, 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The restructuring will take place over the next year and we estimate that we will incur termination benefits, accelerated depreciation and facility closing and other restructuring costs of up to $4 million.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2015.
Amended Credit Facility and Other Debt
On August 30, 2013, we entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that we had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, we increased the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. In July 2015, we further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of September 30, 2015, the Amended Credit Facility consisted of a $38 million term loan, $28 million of which was drawn at closing, and a revolving line of credit with a maximum borrowing base of $40 million, of which $27.0 million was outstanding under the revolving line of credit at September 30, 2015. We used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2015, the revolving line of credit carried an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, we incurred an additional $0.4 million in costs that were capitalized as debt issuance costs. At September 30, 2015, $0.3 million remains as unamortized debt issuance costs related to the Amended Credit Facility and the prior credit facility with MidCap within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by us. The Amended Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. We are in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2015.

On March 17, 2014, we entered into a first amendment to the Amended Credit Facility with MidCap (the "First Amendment to the Amended Credit Facility"). Under the First Amendment to the Amended Credit Facility, MidCap gave us its consent to enter into the Facility Agreement and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant.
On July 10, 2015, we entered into a Second Amendment to the Amended Credit Facility with MidCap (the "Second Amendment") to increase the term loan commitment from $33 million to $38 million. We borrowed the additional $5 million on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility (the"Third Term Loan Tranche"). Until January 1, 2016, only interest payments are due for the Third Term Loan Tranche.  Thereafter, we will pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  We agreed to pay MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of September 30, 2015, the balance of these capital leases, net of interest totaled $1.5 million.
Operating Activities
We generated net cash of $5.6 million from operating activities for the nine months ended September 30, 2015. During this period, net cash provided by operating activities primarily consisted of a net loss of $168.8 million and working capital and other assets used of $6.8 million, which were offset by $181.1 million of non-cash costs including goodwill and intangible impairment, amortization, depreciation, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs and in -process research and development expenses. Working capital and other assets used of $6.8 million primarily consisted of increases in inventories of $2.2 million, and decreases accrued expenses and other liabilities of $12.6 million, partially offset by decreases in restricted cash of $3.3 million, accounts receivable of $3.5 million and prepaid expenses and other current assets of $1.9 million.
Investing Activities
We used cash of $8.7 million, net of accounts payable, in investing activities for the nine months ended September 30, 2015, with the majority $8.7 million being used for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $6.5 million for the nine months ended September 30, 2015. On the Amended Credit Facility with MidCap we borrowed an aggregate of $105.5 million and made principal payments totaling $110.4 million during the nine months ended September 30, 2015. We made principal payments on notes payable and capital leases totaling $6.7 million in the nine months ended September 30, 2015.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of September 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
		2015
	Total	(3 months)	2016	2017	2018	2019	Thereafter
Amended Credit Facility with MidCap	$56,353	$1,402	$54,951	$—	$—	$—	$—
Credit Facility with Deerfield	26,000	—	—	8,667	8,667	8,666	—
Interest expense	9,514	1,659	5,011	1,706	948	190	—
Notes payable for software licenses	264	122	142	—	—	—	—
Note payable for insurance premiums	1,614	534	1,080	—	—	—	—
Capital lease obligations	1,606	224	877	437	68	—	—
Operating lease obligations	4,472	899	2,318	846	272	137	—
Litigation settlement obligations	35,933	1,100	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	8,943	852	2,286	1,950	1,868	1,118	869
New product development milestones (1)	400	—	—	200	—	200	—
Total	$145,099	$6,792	$71,065	$18,206	$16,223	$14,711	$18,102
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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$26	$94	$79	$240
Research and development	(804)	699	223	1,809
Sales and marketing	132	141	385	351
General and administrative	568	568	1,753	1,241
Total	$(78)	$1,502	$2,440	$3,641
Effect on basic and diluted net loss per share	$—	$(0.01)	$(0.02)	$(0.02)
Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On August 12, 2015, the FASB issued guidance deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.

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
Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our beliefs about the features, strengths and benefits of our products;

•	the effect of our strategy to streamline our organization and lower our costs;

•	our expectations about the timing, costs and benefits of the restructuring and outsourcing of our manufacturing operations;

•	our ability to successfully integrate, and realize benefits from licenses and acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends, pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products;

•	our ability to increase the use and promotion of our products by training and educating surgeons and our sales network;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to regain and maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•
the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business;

•	our ability to meet the financial covenants under our credit facilities and to refinance our existing debt prior to the maturity of our credit facilities with our current or new lenders;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Global Select Market;

•	our ability to resolve the deficiencies cited in the warning letter that we received from the FDA in July 2015 following the FDA's inspection of our manufacturing facilities;

•	our ability to conclude that we have effective disclosure controls and procedures;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	our ability to meet and potential liability from not meeting the payment obligations under the Orthotec settlement agreement;

•	our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.
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
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of September 30, 2015, our outstanding floating rate indebtedness totaled $56.4 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Facility Agreement, notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the nine months ended September 30, 2015.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date, with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its September 30, 2015 closing price of $0.33 per share would increase the fair value of the warrant liability by approximately $0.1 million with a corresponding charge to the Statements of Operations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation
The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would believes the ultimate disposition of the above matter that have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

Item 1A.	Risk Factors
The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.
We have recognized significant goodwill impairment charges.
We account for goodwill in accordance with guidance that requires that goodwill be tested for impairment at least annually. We test goodwill for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if we determine that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, we recognize the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. In the third quarter of 2015, the market value of our common stock substantially declined. As a result of this decline, we determined that we had an indicator of impairment of our goodwill, and an interim test of goodwill impairment was required. As a result, we reviewed our goodwill for impairment under a two-part test in accordance with the relevant guidance. Based upon this two-part test, we determined that our goodwill was impaired, which required us to write off the entire balance of our goodwill. In the third quarter of 2015, we recorded a charge of $164.3 million representing the write-off of the balance of our goodwill. For additional information related to these charges, see the Goodwill subsection of Note 2 to the condensed consolidated financial statements included in this report.
In July of 2015 we received a warning letter from the FDA, and there is no guarantee that we can successfully remedy the deficiencies set forth in such warning letter.
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

If we fail to continue to meet all applicable NASDAQ Global Select Market requirements and our common stock is delisted, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.
Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 17, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until March 15, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during such 180-day period. If we do not regain compliance by March 15, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.
While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Global Select Market was $[__] per share on October 30, 2015.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	—	$—	—	—
August 1, 2015 through August 31, 2015	—	$—	—	—
September 1, 2015 through September 30, 2015	—	$—	—	—

(1)
Not included in the table above are 547 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

__________________________

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1†
Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.2
First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P..

10.3	Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as (Unaudited) of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: November 3, 2015

Exhibit Index

Exhibit Number	Exhibit Description

10.1†
Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.2
First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P..

10.3	Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as (Unaudited) of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

†	Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this document.