Form 10-Q/A
period 2015-06-30
Alphatec Holdings, Inc.
filed 2016-02-10
CIK 1350653

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

EXPLANATORY NOTE
Alphatec Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2015 (the “Original Form 10-Q”), to restate its condensed consolidated balance sheet as of June 30, 2015. In connection therewith, the Company hereby amends and replaces in their entirety Items 1, 2 and 4 in Part I, and Item 1A in Part II in the Original Form 10-Q. For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q, as modified where necessary to reflect the restatement and revisions.
The Company has determined that it failed to comply with the fixed charge coverage ratio covenant under its amended credit facility (the "Amended Credit Facility") with MidCap Financial, LLC (“MidCap”) for June of 2015, which constitutes an event of default. In February 2016, MidCap provided a waiver of the Company's failure to comply with the covenant during such period. The Company can provide no assurance that the it will be in compliance with the financial covenants in the future. The Company’s default under the MidCap credit facility also constitutes an event of default under the Company’s facility agreement (the Facility Agreement") with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”), and such default has been waived by Deerfield in February 2016 for the period above. As a result of these events of default, the Company has determined that the condensed consolidated balance sheet as of June 30, 2015 that was included in the Original Form 10-Q erroneously classified the outstanding long-term amounts due under the MidCap Amended Credit Facility and the Deerfield Facility Agreement as long-term debt, less current portion, rather than current portion of long-term debt. The condensed consolidated balance sheet as of June 30, 2015 has been restated accordingly to reflect the revised classification of all the amounts due under the MidCap Amended Credit Facility and the Deerfield Facility Agreement. This correction had no effect on the other condensed consolidated financial statements included in the Original Form 10-Q or any other consolidated financial statements previously filed by the Company with the SEC.
As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Item 6 in Part II in the Original Form 10-Q to reflect the filing of the new certifications.
Except as described above, this Amended Form 10-Q does not amend, update or change any other items or disclosures in the Original Form 10-Q and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Form 10-Q speaks only as of the date the Original Form 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events. Accordingly, this Amended Form 10-Q should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	June 30, 2015	December 31, 2014
Assets	(Restated)
Current assets:
Cash	$8,898	$19,735
Restricted cash	4,400	4,400
Accounts receivable, net	38,857	40,440
Inventories, net	41,237	41,747
Prepaid expenses and other current assets	4,203	5,466
Deferred income tax assets	2,479	1,324
Total current assets	100,074	113,112
Property and equipment, net	23,834	26,040
Goodwill	163,752	171,333
Intangibles, net	24,885	30,259
Other assets	1,627	4,179
Total assets	$314,172	$344,923
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,422	$10,130
Accrued expenses	28,147	35,393
Deferred revenue	1,001	1,300
Common stock warrant liabilities	6,985	8,702
Current portion of long-term debt	75,810	8,076
Total current liabilities	122,365	63,601
Long-term debt, less current portion	727	74,597
Other long-term liabilities	30,599	32,220
Deferred income tax liabilities	3,291	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2015 and December 31, 2014; 3,319 shares issued and outstanding at both June 30, 2015 and December 31, 2014	23,603	23,603
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2015 and December 31, 2014; 100,107 and 99,856 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	10
Treasury stock, at cost, 19 shares, at both June 30, 2015 and December 31, 2014	(97)	(97)
Additional paid-in capital	416,720	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(20,974)	(11,316)
Accumulated deficit	(257,072)	(248,564)
Total stockholders’ equity	133,587	148,954
Total liabilities and stockholders’ equity	$314,172	$344,923
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
Alphatec Holdings, Inc., through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders. In addition to its U.S. operations, the Company also markets its products in over 50 international markets through the distribution channels of Alphatec Spine and its affiliate, Scient’x S.A.S., and its subsidiaries (“Scient’x”), via a direct sales force in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducts its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Asia, the Company markets its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”), via a direct sales force and independent distributors, and through distributors in other parts of Asia and Australia.
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
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional capital.  The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Operating losses and negative cash flows may continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan, introduction of new products and expansion into new geographies.  The Company's amended and restated credit facility (the "Amended Credit Facility") with MidCap Financial, LLC ("MidCap") matures in August 2016, which will require the Company to refinance the Amended Credit Facility with MidCap or to seek alternative financing. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.
Restatement of Condensed Consolidated Financial Statements

The Company has determined that it failed to comply with the fixed charge coverage ratio covenant under its Amended Credit Facility with MidCap for June of 2015. The Company’s default under the MidCap credit facility also constitutes an event of default under the Facility Agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively "Deerfield"). In February of 2016, MidCap and Deerfield provided a waiver of the Company’s failure to comply with the covenant during such period. The Company can provide no assurance that it will be in compliance with the financial covenants in the future. As a result of these events of default, the Company has determined to restate the condensed consolidated balance sheet as of June 30, 2015 to classify the amounts due under the MidCap Amended Credit Facility and the Deerfield Facility Agreement as current portion of long-term debt, rather than long-term debt, less current portion.
As a result of the correction of this error, the current portion of the long-term debt increased from $6.8 million as previously reported to $75.8 million and the amount of long-term debt less current portion decreased from $69.8 million as previously reported to $0.7 million. This correction had no effect on the other condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 that was filed with the SEC on August 4, 2015.

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
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The Amended Credit Facility also includes several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
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
The Company was in compliance with all of the covenants of the Amended Credit Facility as of June 30, 2015, except for the non-compliance disclosed in Note 1. The Company obtained a waiver in February 2016 from MidCap to cure the breach of the fixed charge coverage ratio covenant of the Amended Credit Facility for June of 2015. There is no assurance that the Company will be in compliance with the financial covenants in the future. Accordingly, as discussed in Note 1, the amounts borrowed under the Amended Credit Facility, are presented under current liabilities in the condensed consolidated balance sheet as of June 30, 2015.

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
As of June 30, 2015, Orthotec settlement payments of $20.8 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $4.6 million, of which $4.4 million was classified as short-term restricted cash and $0.2 million was classified as long-term restricted cash under other assets, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on July 1, 2015. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal as of June 30, 2015, are due in three equal annual payments beginning March 20, 2017. As a result of the Company's non-compliance with the MidCap fixed charge coverage ratio covenant, the Company was in cross-default of the Facility Agreement, for which the Company received a waiver in February 2016 from Deerfield for the month of June 2015. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future, which would result in cross-default under the Facility Agreement, in which case Deerfield would have the right to call the debt under the Facility Agreement due immediately. Accordingly, as disclosed in Note 1, the amounts borrowed under the Facility Agreement are presented on the condensed consolidated balance sheet as of June 30, 2015 under current liabilities, net of unamortized issuance discount.
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
At June 30, 2015, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

June 30, 2015
Risk-free interest rate	1.5%
Dividend yield	—%
Expected volatility	51%
Expected life (years)	4.8

Principal payments on debt are as follows as of June 30, 2015 (in thousands):

Year Ending December 31,
Remainder of 2015 (1)	$3,134
2016 (1)	52,299
2017 (1)	8,667
2018 (1)	8,667
2019 (1)	8,667
Thereafter	—
Total	81,434
Add: capital lease principal payments	1,401
Less: debt discount	(6,298)
Total	76,537
Less: current portion of long-term debt (1)	(75,810)
Long-term debt, net of current portion	$727
(1) The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Amended Credit Facility and the Facility Agreement was callable as of June 30, 2015 due to the event of default (See Note 1 and Note 5) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of June 30, 2015.

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
As disclosed in Note 1 and Note 5 to the condensed consolidated financial statements in Item 1, we were not in compliance with the fixed coverage ratio covenant as of June 30, 2015 related to the Amended Credit Facility with MidCap for June of 2015. We obtained a waiver in February 2016 from MidCap to cure the noncompliance for June of 2015. Our default under the Amended Credit Facility with MidCap also constitutes an event of default under our Facility Agreement with Deerfield (described in Note 1 and Note 5), and such default has been waived in February 2016 for this period. There is no assurance that we will be in compliance with the financial covenants in the future. If we have future defaults and we do not obtain waivers from MidCap and Deerfield they would each have the right to call their respective debts due immediately, which would significantly impact our ability to continue as a going concern. We intend to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so.
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under our amended and restated credit facility with MidCap, or the Credit Facility and payments due under the facility and Orthotec settlement agreements. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that if we require additional liquidity for operations, it will be funded through borrowings under our Amended Credit Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
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
The Credit Facility includes traditional lending and reporting covenants which among other things requires us to maintain a fixed charge coverage ratio and a senior leverage ratio. The Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligation immediately due and payable. We were in compliance with all of the covenants of the Credit Facility as of June 30, 2015, except as disclosed in Note 5 of the condensed consolidated financial statements under Item 1.
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
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of June 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
		2015
	Total	(6 months)	2016	2017	2018	2019	Thereafter
Amended Credit Facility with MidCap (2)	$54,962	$2,804	$52,158	$—	$—	$—	$—
Credit Facility with Deerfield (2)	26,000	—	—	8,667	8,667	8,666	—
Interest expense (2)	10,820	3,182	4,794	1,706	948	190	—
Notes payable for software licenses	338	196	142	—	—	—	—
Note payable for insurance premiums	134	134	—	—	—	—	—
Capital lease obligations	1,537	403	787	347	—	—	—
Operating lease obligations	5,210	1,758	2,276	796	252	128	—
Litigation settlement obligations	38,033	3,200	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	11,310	1,542	2,646	2,218	2,218	1,468	1,218
New product development milestones (1)	400	—	—	200	—	200	—
Total	$148,744	$13,219	$67,203	$18,334	$16,485	$15,052	$18,451
__________________________

(1)
This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2015 through 2019.

(2)
The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Amended Credit Facility and Facility Agreement was callable as of June 30, 2015 due to the event of default (See Note 1 and Note 5) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of June 30, 2015.

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

•
our ability to meet the financial covenants under our credit facilities, to obtain waivers from our lenders with respect to any noncompliance with our financial covenants, and to refinance our existing debt prior to the maturity of our credit facilities with our current or new lenders;

•	our ability to ensure that we have effective disclosure controls and procedures and to remedy our material weakness in our internal control over financial reporting;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	our ability to meet and potential liability from not meeting the payment obligations under either the Cross Medical or Orthotec settlements;

•	our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was a result of a material weakness as described below in the Company’s internal control over financial reporting that existed at June 30, 2015 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.
Material Weakness in Internal Control Over Financial Reporting
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Amended Credit Facility with MidCap includes certain financial debt covenants. Subsequent to filing the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed on August 4, 2015, the Company discovered that the Company was not in compliance with a financial debt covenant related to the Amended Credit Facility with MidCap as of June 2015. The Company failed to design effective controls to assess whether it is in compliance with the debt covenants, which resulted in the restatement of the Company's condensed consolidated balance sheet as of June 30, 2015. Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015.
Remediation Measures
To address the material weakness described above, the Company has designed and implemented new and enhanced controls to ensure that the calculation of the fixed charge coverage ratio reflects an accurate interpretation of the definitions in the underlying debt agreement and that the appropriate level of review is performed.
The Company believes the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. The Company will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes discussed above under "Remediation Measures."

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
We must comply with certain affirmative and negative covenants, including financial covenants, in our Amended Credit Facility with MidCap and affirmative and negative covenants in our Facility Agreement with Deerfield. We determined that we failed to comply with the fixed charge coverage ratio covenant under our Amended Credit Facility with MidCap in June of 2015, but MidCap and Deerfield have provided waivers of our failure to comply with the covenant during such period. Even though we obtained waivers from MidCap and Deerfield in January and February of 2016 for the periods above, there can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the MidCap Amended Credit Facility or the Deerfield Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the MidCap Amended Credit Facility could refuse to make further extensions of credit to us and MidCap and/or Deerfield could require all amounts borrowed under the MidCap Amended Credit Facility and/or the Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the MidCap Amended Credit Facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
An event of default under the MidCap Amended Credit Facility or the Deerfield Facility Agreement could have a material adverse effect on us. Upon an event of default, if the lenders under the MidCap Amended Credit Facility accelerate the repayment of all amounts borrowed, together with accrued interest and other fees, or if the lenders elect to charge us additional interest, we cannot assure you that we will have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the MidCap Amended Credit Facility or the Deerfield Facility Agreement or obtain alternative financing, which may not be available to us on acceptable terms, if at all.
In addition, if we fail to pay amounts when due under the MidCap Amended Credit Facility or the Deerfield Facility Agreement or upon the occurrence of another event of default, the lenders under the MidCap Amended Credit Facility or the Deerfield Facility Agreement could proceed against the collateral granted to them pursuant to the MidCap Amended Credit Facility and the Deerfield Facility Agreement. We have granted to the lenders under the MidCap Amended Credit Facility a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the MidCap Amended Credit Facility. If the lenders proceed against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.
For the quarter ended June 30, 2015, we determined that we had a material weakness in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading of our stock.
For the quarter ended June 30, 2015, we determined that we had a material weakness in our internal control over financial reporting. Our efforts to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent auditor’s audit of that assessment requires the commitment of significant financial and managerial resources.
The Amended Credit Facility with MidCap includes certain financial debt covenants. Subsequent to filing the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, on August 4, 2015, we discovered that we were not in compliance with the fixed charge coverage ratio covenant under the Amended Credit Facility with MidCap for June of 2015. We obtained a waiver from MidCap to cure the non-compliance for this period. As a result of our failure to comply with the fixed coverage ratio covenant under the Amended Credit Facility, we were also in default under the Facility Agreement with Deerfield, for which we also obtained a waiver for the previously mentioned period. The aforementioned waivers from MidCap and Deerfield were received in January and February of 2016. As a result, we have determined to restate the condensed consolidated balance sheet as of June 30, 2015 to classify the amounts due under the MidCap Amended Credit Facility and the Deerfield Facility Agreement as current portion of long-term debt, rather than long-term debt. We determined that we failed to design effective controls to assess whether we are in compliance with the debt covenants. This deficiency resulted in a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. To address the material weakness described above, we have designed and implemented new and enhanced controls to ensure that the calculation of the fixed charge coverage ratio reflects an accurate interpretation of the definitions in the underlying debt agreements and that the appropriate level of review is performed.
If we determine in future fiscal periods that we have other material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted or we could be required to restate our financial statements. In addition, our failure to successfully remediate a material weakness in the future could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.
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
Date: February 9, 2016

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