Form 10-Q/A
period 2015-09-30
Alphatec Holdings, Inc.
filed 2016-02-10
CIK 1350653

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

EXPLANATORY NOTE

Alphatec Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2015 (the “Original Form 10-Q”), to restate its condensed consolidated balance sheet as of September 30, 2015. In connection therewith, the Company hereby amends and replaces in their entirety Items 1, 2 and 4 in Part I, and Item 1A in Part II in the Original Form 10-Q. For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q, as modified where necessary to reflect the restatement and revisions.

The Company has determined that it failed to comply with the fixed charge coverage ratio covenant under its amended credit facility (the "Amended Credit Facility") with MidCap Financial, LLC (“MidCap”) for June, August and September of 2015, which constitutes an event of default. In January and February of 2016, MidCap provided waivers of the Company’s failure to comply with the covenant during such periods. The Company can provide no assurance that it will be in compliance with the financial covenants in the future. The Company’s default under the MidCap credit facility also constitutes an event of default under the Company’s facility agreement (the "Facility Agreement") with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”), and such default has been waived by Deerfield in February 2016 for the periods above. As a result of these events, the Company has determined that the condensed consolidated balance sheet as of September 30, 2015 that was included in the Original Form 10-Q erroneously classified the outstanding amounts due under the Deerfield Facility Agreement as long-term debt, less current portion, rather than current portion of long-term debt. The condensed consolidated balance sheet as of September 30, 2015 has been restated accordingly to reflect the revised classification of the amounts due under the Deerfield Facility Agreement. This correction also had an effect on the condensed consolidated balance sheet as of June 30, 2015 that was included in the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2015, as originally filed with the SEC on August 4, 2015. This correction had no effect on the other condensed consolidated financial statements included in the Original Form 10-Q or any other consolidated financial statements previously filed by the Company with the SEC.

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

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	September 30, 2015	December 31, 2014
Assets	(Restated)
Current assets:
Cash	$10,502	$19,735
Restricted cash	3,450	4,400
Accounts receivable, net	36,252	40,440
Inventories, net	42,328	41,747
Prepaid expenses and other current assets	5,225	5,466
Deferred income tax assets	2,518	1,324
Total current assets	100,275	113,112
Property and equipment, net	23,720	26,040
Goodwill	—	171,333
Intangibles, net	22,943	30,259
Other assets	1,446	4,179
Total assets	$148,384	$344,923
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$10,827	$10,130
Accrued expenses	27,216	35,393
Deferred revenue	831	1,300
Common stock warrant liabilities	687	8,702
Current portion of long-term debt	79,253	8,076
Total current liabilities	118,814	63,601
Long-term debt, less current portion	684	74,597
Other long-term liabilities	29,814	32,220
Deferred income tax liabilities	1,623	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2015 and December 31, 2014; 3,319 shares issued and outstanding at both September 30, 2015 and December 31, 2014	23,603	23,603
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2015 and December 31, 2014; 100,144 and 99,856 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	10
Treasury stock, at cost, 19 shares, at both September 30, 2015 and December 31, 2014	(97)	(97)
Additional paid-in capital	416,620	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(20,350)	(11,316)
Accumulated deficit	(417,337)	(248,564)
Total stockholders’ (deficit) equity	(26,154)	148,954
Total liabilities and stockholders’ (deficit) equity	$148,384	$344,923
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
Restatement of Condensed Consolidated Financial Statements
The Company has determined that it failed to comply with the fixed charge coverage ratio covenant under its Amended Credit Facility with MidCap for June, August and September of 2015. The Company’s default under the MidCap credit facility also constitutes an event of default under the Facility Agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively "Deerfield"). In January and February of 2016, MidCap and Deerfield provided a waiver of the Company’s failure to comply with the covenant during such periods. The Company can provide no assurance that it will be in compliance with the financial covenants in the future. As a result of these events of default, the Company has determined to restate the condensed consolidated balance sheet as of September 30, 2015 to classify the amounts due under the Deerfield Facility Agreement as current portion of long-term debt, rather than long-term debt, less current portion.
As a result of this error correction, the current portion of the long-term debt increased from $59.0 million as previously reported to $79.3 million and the amount of long-term debt less current portion decreased from$20.9 million as previously reported to $0.7 million. This correction had no effect on the other condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2015.
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
In connection with the step two goodwill impairment test (see Note 2) the Company determined that the physician education intangible acquired in the Scient’x acquisition was impaired. As a result, the Company expensed $0.9 million included in goodwill and intangible impairment in the three and nine months ended September 30, 2015. Prior to the impairment, amortization of the physician education intangible asset had been recorded in amortization of acquired intangible assets within operating expenses.
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
The Company was in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2015, except for the non-compliance disclosed in Note 1. The Company has obtained waivers in January and February of 2016 from MidCap to cure the breach of the fixed charge coverage ratio covenant for each of June, August and September of 2015. There is not assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into the facility agreement with Deerfield (the "Facility Agreement"), pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 7 below. The Company agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
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
As of September 30, 2015, Orthotec settlement payments of $21.9 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $3.5 million, which was classified as short-term restricted cash, as its use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on October 1, 2015. The amounts borrowed under the

Facility Agreement, which total $26.0 million in principal as of September 30, 2015, are due in three equal annual payments beginning March 20, 2017. As a result of the Company's non-compliance with the MidCap fixed charge coverage ratio covenant, the Company was in cross-default of the Facility Agreement, for which the Company received a waiver from Deerfield in February 2016 for the months of June, August and September 2015. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future, which would result in cross-default under the Facility Agreement in which case Deerfield would have the right to call the debt outstanding under the Facility Agreement due immediately. Accordingly, as disclosed in Note 1, the amounts borrowed under the Facility Agreement are presented on the condensed consolidated balance sheet as of September 30, 2015 under current liabilities, net of unamortized issuance discount.
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
At September 30, 2015, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

September 30, 2015
Risk-free interest rate	1.3%
Dividend yield	—%
Expected volatility	63%
Expected life (years)	4.5

Principal payments on debt are as follows as of September 30, 2015 (in thousands):

Year Ending December 31,
Remainder of 2015 (1)	$2,058
2016 (1)	56,173
2017 (1)	8,667
2018 (1)	8,667
2019 (1)	8,666
Thereafter	—
Total	84,231
Add: capital lease principal payments	1,471
Less: debt discount	(5,765)
Total	79,937
Less: current portion of long-term debt (1)	(79,253)
Long-term debt, net of current portion	$684

(1) The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Amended Credit Facility and the Facility Agreement was callable as of September 30, 2015 due to the event of default (See Note 1 and Note 5) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of September 30, 2015.

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
Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan, introduction of new products and expansion into new geographies.  Our amended and Restated credit facility, or the Amended Credit Facility, with MidCap Financial, LLC, or MidCap, matures in August 2016, which will require us to refinance the Amended Credit Facility with MidCap or seek alternative financing. As disclosed in Note 1 and Note 5 to the condensed consolidated financial statements in Item 1, we were not in compliance with the fixed charge coverage ratio covenant as of September 30, 2015 related to the Amended Credit Facility with MidCap for June, August and September of 2015. We obtained waivers from MidCap in January and February 2016 to cure the non-compliance for these periods. Our default under the Amended Credit Facility with MidCap also constitutes an event of default under our Facility Agreement with Deerfield (described in Note 1 and Note 5), and such default has been waived in February 2016 for these periods. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility in the future. If we have future defaults and we do not obtain waivers from MidCap or Deerfield they would have the right to call their respective debts due immediately, which would significantly impact our ability to continue as a going concern. We intend to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so.
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
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by us. The Amended Credit Facility also includes several potential events of default, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. We are in compliance with all of the covenants of the Amended Credit Facility as of September 30, 2015 except as disclosed in Note 1 and Note 5 of the condensed consolidated financial statements included under Item 1 of this report.
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

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of September 30, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
		2015
	Total	(3 months)	2016	2017	2018	2019	Thereafter
Amended Credit Facility with MidCap (2)	$56,353	$1,402	$54,951	$—	$—	$—	$—
Credit Facility with Deerfield (2)	26,000	—	—	8,667	8,667	8,666	—
Interest expense (2)	9,514	1,659	5,011	1,706	948	190	—
Notes payable for software licenses	264	122	142	—	—	—	—
Note payable for insurance premiums	1,614	534	1,080	—	—	—	—
Capital lease obligations	1,606	224	877	437	68	—	—
Operating lease obligations	4,472	899	2,318	846	272	137	—
Litigation settlement obligations	35,933	1,100	4,400	4,400	4,400	4,400	17,233
Guaranteed minimum royalty obligations	8,943	852	2,286	1,950	1,868	1,118	869
New product development milestones (1)	400	—	—	200	—	200	—
Total	$145,099	$6,792	$71,065	$18,206	$16,223	$14,711	$18,102
__________________________

(1)
This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2015 through 2019.

(2)
The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Amended Credit Facility and Facility Agreement was callable as of September 30, 2015 due to the event of default (See Note 1 and Note 5) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of September 30, 2015.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was a result of a material weakness as described below in the Company’s internal control over financial reporting that existed at September 30, 2015 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.

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
The Amended Credit Facility with MidCap includes certain financial debt covenants. Subsequent to filing the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed on November 3, 2015, the Company discovered that the Company was not in compliance with a financial debt covenant related to the Amended Credit Facility with MidCap for June, August and September of 2015. The Company failed to design effective controls to assess whether it is in compliance with the debt covenants, which resulted in the restatement of the Company's condensed consolidated balance sheets as of June 30, 2015 and September 30, 2015. Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015 and September 30, 2015.

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
Litigation
The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact, the Company believes the ultimate disposition of the above matter that have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

Item 1A.	Risk Factors
The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.

We may be unable to comply with the covenants of our credit facilities.

We must comply with certain affirmative and negative covenants, including financial covenants, in our Amended Credit Facility with MidCap and affirmative and negative covenants in our Facility Agreement with Deerfield. We determined that we failed to comply with the fixed charge coverage ratio covenant under our Amended Credit Facility with MidCap in June, August and September of 2015, but MidCap and Deerfield have provided waivers of our failure to comply with the covenant during such periods. Even though we obtained waivers from MidCap and Deerfield in January and February of 2016 for the periods above, there can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the MidCap Amended Credit Facility or the Deerfield Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the MidCap Amended Credit Facility could refuse to make further extensions of credit to us and MidCap and/or Deerfield could require all amounts borrowed under the MidCap Amended Credit Facility and/or the Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the MidCap Amended Credit Facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.

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

For the quarters ended June 30, 2015 and September 30, 2015, we determined that we had a material weakness in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading of our stock.

For the quarters ended June 30, 2015 and September 30, 2015, we determined that we had a material weakness in our internal control over financial reporting. Our efforts to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent auditor’s audit of that assessment requires the commitment of significant financial and managerial resources.

The Amended Credit Facility with MidCap includes certain financial debt covenants. Subsequent to filing the Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2015, filed on August 4, 2015 and September 30, 2015, filed on November 3, 2015, we discovered that we were not in compliance with the fixed charge coverage ratio covenant under the Amended Credit Facility with MidCap for June, August and September 2015. We obtained waivers from MidCap to cure the non-compliance for these periods. As a result of our failure to comply with the fixed coverage ratio covenant under the Amended Credit Facility, we were also in default under the Facility Agreement with Deerfield, for which we also obtained a waiver for the previously mentioned periods. The aforementioned waivers from MidCap and Deerfield were received in January and February of 2016. As a result, we have determined to restate the condensed consolidated balance sheets as of June 30, 2015 and September 30, 2015 to classify the amounts due under the MidCap Amended Credit Facility and the Deerfield Facility Agreement as current portion of long-term debt, rather than long-term debt. We determined that we failed to design effective controls to assess whether we are in compliance with the debt covenants. This deficiency resulted in a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. To address the material weakness described above, we have designed and implemented new and enhanced controls to ensure that the calculation of the fixed charge coverage ratio reflects an accurate interpretation of the definitions in the underlying debt agreements and that the appropriate level of review is performed.

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
While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Global Select Market was $0.35 per share on October 30, 2015.

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

10.1†
Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto, which is incorporated by reference to Exhibit 10.1 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

10.2
First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P., which is incorporated by reference to Exhibit 10.2 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

10.3
Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust, which is incorporated by reference to Exhibit 10.3 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

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

10.1†
Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto, which is incorporated by reference to Exhibit 10.1 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

10.2
First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P., which is incorporated by reference to Exhibit 10.2 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

10.3
Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust, which is incorporated by reference to Exhibit 10.3 to the Registant's Quarterly Report on Form 10-Q filed on November 3, 2015.

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