Form 10-K
period 2015-12-31
Alphatec Holdings, Inc.
filed 2016-03-15
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015), was approximately $88.1 million.
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 14, 2016 was 102,150,232.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

ALPHATEC HOLDINGS, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2015

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries and their subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. “Scient’x” refers to our operating affiliate, Scient’x S.A.S., which is wholly-owned by several of our subsidiaries, and Scient’x’s subsidiaries.

PART I

Item 1.	Business
Overview
We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to enhanced product features and benefits that are designed to simplify surgical procedures and improve patient outcomes.
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
The three strategic pillars of our strategy are as follows:

•	Strategic Pillar #1: Deliver Advancements in our “Go-to-Market” Product Portfolio and our R&D Pipeline Strategy to Compete More Effectively.
We are dedicated to the development, launch and promotion of spinal fusion products that simplify procedures and improve patient outcomes. We support these products through comprehensive surgeon training and technical support. Our short-term and long-term pipeline is designed to offer us increased revenue opportunities by addressing the core market segments of spinal fusion, including both open and MIS pedicle screw systems, interbody devices, cervical plates and a comprehensive biologics offering.
We estimate that the core stabilization and fixation business, including pedicle screw platforms and interbody systems, represents approximately $5.5 billion, or two-thirds, of the worldwide spinal fusion market. To capture a greater portion of this opportunity, we are focused on innovating and launching differentiated products in these large market segments. Our focus on a spinal fusion platform allows us to reduce the time of the product development cycle and accelerate our speed to market. We plan to expand our core product offerings and techniques in the major product segments within the spinal fusion market in order to increase our market penetration and revenue globally. We also plan to ensure that we have a complementary biologics platform to aid in the fusion process. We intend to continue to enhance our product offerings by developing, licensing and acquiring technologies that we can market broadly through our global sales organization. While investing in these opportunities, we remain focused on those technologies that we believe can enhance spinal fusion and are aligned with our strategy of having a competitive product offering in the major spinal fusion market segments.

•	Strategic Pillar #2: Transform our Manufacturing Operations and Physical Distribution
We are well-underway with the transformation of our manufacturing and distribution capabilities with the goal of reducing ongoing costs and improving return on invested capital. Our key transformation initiatives underway include: outsourcing implant manufacturing, outsourcing product and instrument set distribution, and reducing the overall cost of instrument sets. Over time, we believe that achieving these goals will reduce the amount of fixed assets on our balance sheet, while improving our margins and free cash flow.

We have made significant progress to move to an outsourced manufacturing model for our implants with the goal of reducing costs and capital expenditures. In July 2015, we announced a restructuring of our manufacturing operations in an effort to improve our business operations and manufacturing cost structure. The restructuring included a reduction in workforce and closing our manufacturing facility. In early 2016 we successfully discontinued implant manufacturing in accordance with our plan. We are also rolling out our instrument set distribution model with the goal of increasing our set usage per month and reducing our overall capital investment in instrument sets. We have partnered with UPS to leverage their large distribution network and includes set cleaning, implant replenishment and distribution to customers. We are actively engaged in implementing processes aimed at significantly reducing the costs of our instrument sets over the next few years. We have successfully achieved savings on our Arsenal instrument sets and are looking to expand that across other products as appropriate. We believe that the implementation of these initiatives will strengthen our ability to compete globally in an increasingly price-sensitive healthcare industry.

•	Strategic Pillar #3: Transform our Commercial Execution and Global Participation.
Our products are sold in the U.S. through a network of independent distributors and direct sales representatives. We actively seek opportunities to increase the size and quality of this sales and distribution network in order to reach a broader base of surgeons, hospitals, and national accounts across the U.S. and also deepen penetration in existing accounts and territories.
With recent product approvals in key global markets, we are poised for international growth. We believe that our well-established international platform provides a strong foundation for us to grow our business globally. In addition to our established subsidiaries and/or affiliates in Japan, Germany, Brazil, Italy and the U.K., we also have independent distributors in over 50 countries throughout the world. We plan to continue to increase our international presence by expanding our distribution network in several key markets and to increase our sales penetration in certain other markets.
We believe that our global expansion combined with our planned product launches in target geographies will allow us to compete more effectively and gain greater market share.
Spine Anatomy
The human spine is the core of the human skeleton and provides important structural support while remaining flexible to allow movement. The human spine is a column of 33 bones that protects the spinal cord and enables people to stand upright. Each bony segment of the spine is referred to as a vertebra (two or more are called vertebrae). The spine has five regions containing groups of similar bones, listed from top to bottom: seven cervical vertebrae in the neck, twelve thoracic vertebrae in the mid-back (each attached to a rib), five lumbar vertebrae in the lower back, five sacral vertebrae fused together to form one bone in the hip region, and four coccygeal bones fused together that form the tailbone. At the front of each vertebra is a block of bone called the vertebral body. The vertebral body consists of an inner core of soft cancellous bone, surrounded by a thin outer layer of hard cortical bone. Vertebrae are stacked on top of each other and enable people to sit and stand upright. Vertebrae in the cervical, thoracic and lumbar regions are separated from each other and cushioned by a rubbery soft tissue called the intervertebral disc. Segments of bone that extend outward at the back of each cervical, thoracic and lumbar vertebral body surround and protect the spinal cord and its nerve roots. These bones, known as the posterior spinous processes, can be felt along the middle of a person’s back.
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

Comprehensive Portfolio of Solutions Aligned with Core Market Segments

Thoracolumbar	Cervical	Interbody	MIS & Lateral	Biologics
$3.2 bn[+]	$1.3 bn[+]	$1.5 bn[+]	$1.6 bn[+]	$2.2 bn[+]
• ALIF • Open PLIF • Open TLIF • Posterior Fusion/ Fixation • VCF	• ACDF • Posterior Cervical Fusion • Cervical Disc Replacement (CDR)	• ALIF • Open PLIF • Open TLIF • Lateral (LLIF)	• MIS TLIF/PLIF • Lateral (LLIF)	• Various spinal fusion procedures in all segments of the spine

Alphatec Procedural Solutions

Thoracolumbar	Cervical	Interbody	MIS & Lateral	Biologics
~3%[+]	~3%[+]	~3%[+]	~3%[+]	~1%[+]
• ***Arsenal Degen System*** • ***Arsenal CBx*** • OsseoFix* • OsseoScrew* • Zodiac Deformity System • TTL-IN*	• Avalon • Pegasus • Solanas • Trestle Luxe • DiscoCerv*	• Alphatec Solus • Novel	• BridgePoint • Illico ML MIS System • Illico FS Facet Fixation	• ***Neocore Osteoconductive Matrix*** • Alphagraft Cervical Structural Allograft • AmnioShield

■ ***2015 Launched Commercial Products***

WW Market Size | Common Procedures | Est. Market Share

** Not available for sale in the U.S.*

[+] Source: Market size and market share per management estimates

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
Pegasus Anchored Cervical Interbody
The Pegasus Anchored Cervical Interbody, or ACI, System provides surgeons a simplified approach to traditional anterior cervical disectomy and fusion, or ACDF. It features a single-step delivery of a spacer with an integrated anchoring mechanism. The single-step, non-impaction and locking mechanism reduces operative time and simplifies a standard technique.
Thoracolumbar Fixation Products
Arsenal Degenerative System
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
Arsenal CBx Cortical Bone Fixation System
Arsenal CBx is the first extension to the Arsenal platform. An alternative to traditional pedicle screw placement, Arsenal CBx Cortical Bone Fixation System utilizes a midline approach and cortical bone trajectory to achieve maximum fixation through a less-invasive procedure. This system leverages the strengths of the Arsenal product platform with the benefits of a minimally disruptive procedure to enhance patient outcomes.
Due to the midline approach and inward-outward screw trajectory, soft tissue and muscle exposure requirements are greatly reduced compared to the traditional approach while still retaining direct visualization and access to the disc space. Arsenal CBx is a compatible fixation option for both posterior lateral interbody fusion or transforaminal lumbar interbody fusion, or PLIF and TLIF, respectively, applications in addition to being a unique muscle sparing approach to revision surgery.
Zodiac Degenerative Spinal Fixation System
Our Zodiac Degenerative Spinal Fixation System is a comprehensive spinal system that offers polyaxial pedicle screws, accompanying implants and advanced instruments for the stabilization of the thoracolumbar spine.
Zodiac Deformity Spinal Fixation System
Our Zodiac Deformity Spinal Fixation System is a comprehensive system of instrumentation and implants designed to enable the surgeon to address patient-specific spinal deformity correction procedures. The Zodiac Deformity Spinal Fixation System contains polyaxial screws that are similar in design to those in the Zodiac Degenerative Spinal Fixation System, along with components that are frequently used in deformity correction procedures and deformity specific instrumentation.
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
Spinal Spacers
Battalion Universal Spacer System

The Battalion Universal Spacer System offers comfort, control and innovative design for surgeons performing PLIF/TLIF procedures. The Battalion implants introduce a new alternative to interbody fusion by combining the elasticity and radiolucency of PEEK with a titanium coating for potential osseointegration.
The implants, which come in both a straight and curved footprint, feature a bulleted nose for easy insertion. The Battalion System also features an intuitive and innovative 180-degree locking inserter that assists with protection of neural elements during insertion of the implant. To further market potential, the Battalion System features state-of-the-art instrumentation for disc prep, access and implantation.
Novel PEEK and Titanium Spinal Spacers
Our family of Novel spinal spacers addresses the surgical need to accommodate varying patient anatomies, surgical approaches and composite material options. We offer multiple unique implant designs, each of which is available in numerous shapes and heights. Certain of our Novel spinal spacers are made of titanium and others are made of polyetheretherketone, or PEEK. Our Novel PEEK spinal spacers have been approved for use in both the lumbar and cervical regions of the spine.
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
MIS Products
Illico Minimally Invasive Surgery System
The Illico Minimally Invasive Surgery System is a cannulated pedicle screw system that is designed to be inserted via a minimally invasive surgical procedure. Access to the spine is gained through a small incision. The surgeon is then able to see the surgical site by using a small canal through which implants are inserted into the patient with a minimum amount of disruption to the surrounding tissue. We believe that the Illico Minimally Invasive System limits trauma to the tissue surrounding the location of the surgery, which is designed to enable patients to recover faster.
BridgePoint Spinous Process Fixation System
The BridgePoint system is a spinous process fixation system that was developed to address the disadvantages of traditional stabilization devices. The system allows surgeons to fixate the spine using a less invasive approach by attaching a plate to the spinous process of the vertebral body during spinal fusion surgery.
Biologics
Neocore Osteoconductive Matrix
In 2015, we launched our Neocore Osteoconductive Matrix, a synthetic scaffold for the regeneration of bone. With the Neocore platform, we will have the ability to expand our biologics opportunity in the U.S. and internationally, bringing a compelling synthetic bone regeneration solution and competitive pricing to our surgeon and hospital customers worldwide.
Neocore Osteoconductive Matrix is designed to provide an effective core environment for bone growth through a synthetic scaffold.  When hydrated with patient bone marrow aspirate, or BMA, Neocore becomes a complete bone graft, which possesses all the necessary components of bone growth.  Engineered to perform like natural bone, Neocore's composition and porosity provide the benefits of rapid revascularization throughout graft and supports replacement of three-dimensional matrix with healthy new bone growth. Offering excellent handling characteristics, these pre-formed strips are flexible to conform to adjacent structures, compressible, and moldable. They can also be cut to fit.
We believe that this new synthetic biologics product will provide surgeons with the handling characteristics and osteoconductive composition they've been looking for in bone grafting products.
Sales and Marketing
In the U.S., we sell our products through a sales force consisting of employee direct sales representatives and independent sales agents. Although surgeons in the U.S. typically make the ultimate decision to use our products, we generally bill the hospital for the products that are used and pay commissions to sales representative or sales agent based on payment received from the hospital. We compensate our direct sales employees through salaries and incentive bonuses based on performance measures. In 2015, we expanded our U.S. sales coverage by adding additional distributors and direct sales representatives and we focused this expansion on geographical areas where we previously had little or no sales coverage. We believe this expansion, coupled with robust new products, will support the continued adoption of our products by surgeons who do not currently use our products and the increased use of our products by surgeons who currently use our products. We plan on continuing to expand our sales coverage through existing distributors, direct sales representatives and adding new distributors with an established customer base in order to promote further uptake of our products by new and existing surgeon customers.
Internationally, we sell our products both through independent distributors who resell the products to the hospital and also through employees that sell directly to the hospital on behalf of the Company. We plan to continue expanding our direct sales and distribution network and product offerings throughout the world. Internationally, we are focusing our expansion into large markets. We market our products at various international industry conferences, organized surgical training courses, and in industry trade journals and periodicals. In addition, we host several international educational conferences throughout the world.
We select our sales force based on their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage and established sales network. We market our products at various industry conferences, organized surgical training courses, and in industry trade journals and periodicals.
Surgeon Training and Education
We focus our surgeon training efforts on the entire spinal fusion procedure and utilize a peer-to-peer training approach with surgeons. We devote significant resources to train and educate surgeons in the proper use of our products. We believe that one of the most effective ways to introduce and build market demand for our products is by training and educating spine surgeons, independent distributors, and direct sales representatives worldwide in the benefits and use of our products. Separate from ongoing product training and education programs, we also conduct product roadshows at a surgeon’s office with the objective of introducing new products to existing and new surgeon customers in order to drive adoption of our products by these surgeons. In 2015, to support the launch of the Arsenal Degenerative System, we completed over 100 Arsenal-specific roadshows across various locations in the U.S. and internationally. We believe this is an effective way to increase overall surgeon adoption of our new products.
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
Research and Development
Our research and development department seeks to continually improve our core product offering and introduce new products to increase our penetration in the global spine market. We are focused on developing technology platforms that span the largest market segments: spinal fusion fixation and biologic products. We have transformed our development process by focusing our resources on two major development programs per year and leveraging integrated teams focused on the key platforms to reduce the time frame from product concept to market commercialization. We also collaborate with our surgeon partners to design products to enhance the surgeon experience, simplify surgical techniques, and reduce overall costs, while improving patient outcomes.
Manufacture and Supply
In 2015, we began implementing our implant manufacturing outsourcing initiative, which we successfully executed in early 2016. This included organizational restructuring, machine disposition, and building closure. Outsourcing implant manufacturing reduces our need for capital investment and reduces operational expense. Additionally, the transformation will also provide expertise and capacity necessary to scale up or down based on demand for our products.
As a result of this transformation, we rely on third-party suppliers for the manufacture of our implants and instruments, including biologics. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the U.S. Food and Drug Administration, or FDA, and International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

The raw materials used in the manufacture of our non-biologic products are principally titanium, titanium alloys, stainless steel, cobalt chrome, ceramic, allograft, and PEEK. With the exception of PEEK, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio, one of a limited number of PEEK suppliers, will fail to supply PEEK in adequate amounts and in a timely manner. We believe our supplier relationships and quality processes will support our potential capacity needs for the foreseeable future.
With respect to biologics products, we are FDA-registered and licensed in the states of California, New York, and Florida, the only states that currently require licenses. Our facility and the facilities of the third-party suppliers we use are subject to periodic unannounced inspections by regulatory authorities and may undergo compliance inspections conducted by the FDA and corresponding state and foreign agencies. Because our biologics products are processed from human tissue, maintaining a steady supply can sometimes be challenging. We have not experienced significant difficulty in locating and obtaining the materials necessary to fulfill our production requirements, and we have not experienced a meaningful disruption to sales orders.
In 2015, we also began implementing our distribution transformation initiative. After an extensive due diligence review, we partnered with UPS to outsource the physical distribution of implant and instrument sets to enhance customer service and drive set utilization improvements with our continued commitment to on-time delivery. We opened two forward stocking locations in 2015 in Lyndhurst, New Jersey and Tampa, Florida to service our customers. These forward stocking locations are intended to provide on-time delivery to our customers in the nearby regions and improve set turns. We are in the process of opening a full-service set cleaning, replenishment, and distribution hub at the UPS multi-client facility in Swedesboro, New Jersey. The hub facility will perform similar inventory administration and processing activities as to what is currently done in our Carlsbad headquarters, while expanding shipment cut-off times due to the east coast location. The improvement in set turns should reduce future capital investment in set purchases. International shipments and west coast regions will continue to be serviced from our Carlsbad facility.
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
Both our currently marketed products and any future products we commercialize are subject to intense competition. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson (DePuy/Synthes), Stryker, NuVasive, Zimmer, Biomet, Orthofix, Globus Medical, Sea Spine, LDR Spine, K2 Medical and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in developing, launching, marketing, distributing and selling spinal implant products.
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
Patents
As of March 14, 2016, we and our affiliates owned, or exclusively owned 100 issued U.S. patents, 104 pending U.S. patent applications and 183 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.
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
Trademarks
As of March 14, 2016, we and our affiliates owned 71 registered U.S. trademarks, including “Alphatec Spine,” “Zodiac,” “Illico” and “Trestle Luxe” and 41 registered trademarks outside of the U.S.
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
Clinical Trials
Clinical trials are required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application, or IDE, and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by FDA, the sponsor or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.
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
On July 17, 2015, we received a Warning Letter, dated July 16, 2015, from the FDA in connection with the FDA’s inspection of our manufacturing facilities located in Carlsbad, CA that occurred from February 4, 2015 until March 13, 2015, or the Inspection.
 In the Warning Letter, the FDA cited eight deficiencies in our response to the FDA Form 483, Inspectional Observation, which was issued to us at the end of the Inspection. The deficiencies relate to our internal procedures for quality planning, design control, document control and corrective and preventive actions.
The Warning Letter does not restrict production or shipment of our products from its facilities, or the sale or marketing of our products. We are currently addressing the deficiencies cited by the FDA in the Warning Letter and intend to work closely with the FDA to resolve any outstanding issues. Until the procedures noted in the Warning Letter are corrected, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with our response.
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
Japan
In Japan, certain medical devices classified as “highly controlled” must be approved prior to importation and commercial sale by the Ministry of Health, Labour and Welfare, or MHLW, pursuant to the Japanese Pharmaceutical Affairs Law. Manufacturers of medical devices outside of Japan that do not operate through a Japanese entity are required to appoint a contractually bound authorized representative to directly submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy and may require that the product be tested in Japanese laboratories. After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, including administrative inspections and recommendations; recall or seizure of products; operating restrictions, including partial suspension or total shut down of marketing activity in Japan; withdrawal of product approvals; and criminal prosecution by a public prosecutor, including criminal fines and/or imprisonment.
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
European Union
The European Union, which consists of 28 of the countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, as well as other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer or a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessment. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review and testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. In addition, compliance with voluntary harmonized standards including ISO 13845 issued by the International Organization for Standards establishes the presumption of conformity with the essential requirements for a CE mark. In October 2007, we were certified by Intertek Semko, a Notified Body, under the European Union Medical Device Directive allowing the CE conformity marking to be applied. In September 2012, the European Commission adopted a proposed European Medical Device Regulations, or EMDR, which when implemented will change the way that most medical devices are regulated in the European Union. In particular, the EMDR will reclassify CE-marked spine implants from Class IIb to Class III, which will impose additional requirements for technical and clinical information, subject the companies and their suppliers to additional scrutiny and require the use of Special Notified Bodies.
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
Compliance with Certain Applicable Statutes
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
In implementing the Anti-Kickback Statute, the Department of Health and Human Services Office of Inspector General, or OIG, has issued a series of regulations, known as the safe harbors, which began in July 1991. These safe harbors set forth provisions that, in circumstances where all the applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have anti-kickback laws that are similar to the federal law, including penalties, fines, sanctions for violations, and exclusions from state or commercial programs.
The federal ban on physician self-referrals, commonly known as the Stark Law, subject to certain exceptions, prohibits physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. Penalties for violating the Stark Law include fines, civil monetary penalties and possible exclusion from federal healthcare programs. In addition to the Stark Law, many states have their own self-referral laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions or safe harbors.
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
ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement in addition to those changes discussed above. Among these additional provisions include increased funding for enforcement efforts and new “sunshine” provisions to require us to report and disclose to the Centers for Medicare and Medicaid Services, or CMS, any payment or “transfer of value” made or distributed to physicians or teaching hospitals. These sunshine provisions also require certain group purchasing organizations, including physician-owned distributors, to disclose physician ownership information to CMS. On February 8, 2013, CMS published a detailed regulation implementing these sunshine provisions. Under this final rule, starting August 1, 2013, we and other device manufacturers collected specific data on payments and other transfers of value to physicians and teaching hospitals for the remaining calendar year 2013, with such data assembled into a report made to CMS in March 2014. Since the fall of 2014, CMS has been publishing on its website annual data of all manufacturer reports of such payments and transfers of value, including those of us. CMS has delayed putting our 2014 data on its website with expected publication sometime in 2016. Similar disclosures and CMS reports are to be made annually thereafter. There are various state laws and initiatives that require device manufacturers to disclose to the appropriate regulatory agency certain payments or other transfers of value made to physicians, and in certain cases prohibit some forms of these payments, with the risk of fines for any violation of such requirements. Massachusetts has one of the most stringent of these laws, and the District of Columbia and Vermont passed such laws in 2008 and 2009, respectively.
HIPAA also includes privacy and security provisions designed to regulate the use and disclosure of “protected health information”, or PHI, which is health information that identifies a patient and that is held by a health care provider, a health plan or health care clearinghouse. We are not directly regulated by HIPAA, but our ability to access PHI for purposes such as marketing, product development, clinical research or other uses is controlled by HIPAA and restrictions placed on health care providers and other covered entities. HIPAA was amended in 2009 by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which strengthened the rule, increased penalties for violations and added a requirement for the disclosure of breaches to affected individuals, the government and in some cases the media. We must carefully structure any transaction involving PHI to avoid violation of HIPAA and HITECH requirements.
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
Among these changes was the imposition of a 2.3% excise tax on domestic sales of medical devices that went into effect on January 1, 2013. This tax has resulted in a significant increase in the tax burden on our industry. In December 2015, the U.S. Congress adopted and President Obama signed into law the Consolidated Appropriations Act of 2016. Among other things, this legislation put in place a two-year moratorium on the device tax through the end of 2017.
Other elements of ACA include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions have been implemented through the regulatory process. In addition, in June 2012 the United States Supreme Court upheld the constitutionality of the minimum essential health insurance coverage rule, or so-called personal mandate, while holding that the federal government must give states the option to accept ACA’s Medical expansion provisions without risk of losing all federal Medicaid funds. Pursuant to that ruling, several states have declined to expand Medicaid coverage. For those states, the failure to expand its Medicaid program as prescribed in ACA will restrict the ability of populations potentially served by such expansion to use our products. Other proposals have been introduced in Congress to repeal the device tax and various healthcare reform proposals have also emerged at the state level. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.
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
Employees
As of December 31, 2015, we had approximately 430 employees worldwide in the following areas: sales, customer service, marketing, clinical education, manufacturing, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. Certain employees in Europe have labor committees and collective bargaining agreements in place.
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
We allocate our design, development, marketing, management and financial resources based on our business plan, which includes assumptions about various demographic trends and trends in the treatment of spine disorders and the resulting demand for our products. However, these trends are uncertain. There can be no assurance that our assumptions with respect to an aging population with broad medical coverage and longer life expectancy, which we expect to lead to increased spinal injuries and degeneration, are accurate. In addition, an increasing awareness and use of non-invasive means for the prevention and treatment of back pain and rehabilitation purposes may reduce demand for, or slow the growth of sales of, spine fusion products. A significant shift in technologies or methods used in the treatment of back pain or damaged or diseased bone and tissue could adversely affect demand for some or all of our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to spine fusion. The emergence of new biological or synthetic materials to facilitate regeneration of damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for spine fusion surgery and provide other biological alternatives to spine fusion. New surgical procedures could diminish demand for some of our products. The increased acceptance of emerging technologies that do not require spine fusion, such as artificial discs and nucleus replacement, for the surgical treatment of spine disorders would reduce demand for, or slow the growth of sales of, spine fusion products. If our assumptions regarding these factors prove to be incorrect or if alternative treatments to those offered by our products gain further acceptance, then demand for our products could be significantly less than we anticipate and we may not be able to achieve or sustain growth or profitability.
We are in a highly competitive market segment, face competition from large, well-established medical device companies with significant resources, and may not be able to compete effectively.
The market for spine fusion products and procedures is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. In 2015, a significant percentage of global spine implant product revenues was generated by Medtronic Sofamor Danek, a subsidiary of Medtronic, Inc.; Depuy Spine, a subsidiary of Johnson & Johnson; and Stryker Spine. Our competitors also include numerous other publicly-traded and privately-held companies.
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
Net sales of our systems that include polyaxial pedicle screws represented approximately 55% and 49% of our net sales for 2015 and 2014, respectively. A decline in sales of these systems, due to lower market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.
Compliance with changing regulations and standards for accounting, corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, including accelerated SEC filing timelines and new proxy rules, new NASDAQ Stock Market rules, and new accounting pronouncements create uncertainty and additional complexities for companies such as ours. In particular, the Section 404 internal control evaluation requirements under the Sarbanes-Oxley Act have added and will continue to add complexity and costs to our business and require a significant investment of our time and resources to complete each year. We take these requirements seriously and will make every effort to ensure that we receive clean attestations on our internal controls each year from our outside auditors, but there is no guarantee that our efforts to do so will be successful. As discussed in Item 9A of this report, we determined that we had a material weakness in our internal control over financial reporting for the quarters ended June 30, 2015 and September 30, 2015, which we believe was remediated, and for the quarter ended December 31, 2015, which we are seeking to remediate. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards. These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.
If we fail to regain and maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and accurate financial information and therefore be subject to delisting from The NASDAQ Global Select Market, an investigation by the SEC, and civil or criminal sanctions. Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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
A portion of our sales are made through domestic and international third-party distributors that purchase our products directly from us and then resell such products to hospitals. As a result, our financial results, quarterly product sales, trends and comparisons are affected by fluctuations in the buying patterns and inventory levels of these distributors. While we attempt to assist such distributors in forecasting their future sales and maintaining adequate inventory levels, we may not be consistently accurate or successful. In addition, our distributors’ decision-making process regarding orders is complex and involves several factors, including surgeon demand levels, which can make it difficult to accurately predict our sales until late in a quarter. Our failure to accurately forecast sales through distributors that purchase products directly from us and the failure of such distributors to maintain adequate inventory levels could lead to a decline in sales and adversely affect our results of operations.
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
During the year ended December 31, 2015, we derived $70.7 million, or 38% of our net sales from sales of products outside of the U.S. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In order for us to sell our products, surgeons must be convinced that our products are superior to competing products. Acceptance of our products depends on educating the spine surgeon community as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our products compared to our competitors’ products and on training surgeons in the proper application of our products. If we are not successful in convincing the spine surgeon community of the merit of our products, our sales will decline and we will be unable to increase or achieve and sustain growth or profitability.
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
We rely on a limited number of third parties to manufacture and supply our products. Any problems experienced by any of these manufacturers could result in a delay or interruption in the supply of our products to us until such manufacturer cures the problem or until we locate and qualify an alternative source of supply.
In 2015, we began implementing our implant manufacturing outsourcing initiative and in early 2016 we stopped implant manufacturing on-site in Carlsbad, CA. As a result of this transformation, we rely on third party suppliers for the manufacture of our implants and instruments. We currently rely on a limited number of third party suppliers and any prolonged disruption in the operations of our third party suppliers could have a significant negative impact on our ability to supply our products to customers and would cause us to seek additional third-party manufacturing contracts, which may not be available on acceptable terms, if at all. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product development and commercialization efforts until such third-party supplier can repair its facility or put in place third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer or the re-verification of an existing manufacturer could negatively affect our ability to develop products or supply products to customers in a timely manner. Any disruption in the manufacture of our products by our third party suppliers could have a material adverse impact on our business, financial condition and results of operations.
We depend on various third-party suppliers, and in one case a single third-party supplier, for key raw materials used in the manufacturing processes for our products and the loss of any of these third-party suppliers, or their inability to supply us with adequate raw materials, could harm our business.
We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2015 and 2014, approximately 18% and 16%, respectively, of our revenues were derived from products manufactured using PEEK.
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
Our dependence on a single third-party PEEK supplier and the challenges we may face in obtaining adequate supplies of biologics products involve several risks, including limited control over pricing, availability, quality and delivery schedules. In addition, any supply interruption in a limited or sole sourced component or raw material, such as PEEK or human tissue, could materially harm the ability of our third party manufacturers to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms, if at all, which would have a significant adverse effect on our business, financial condition and results of operations.
Our tissue-based products and related technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.
The FDA regulates human cells, tissues, and cellular and tissue-based products or HCT/Ps, but the extent to which they are regulated depends on how they are manufactured and used and whether they meet other criteria for minimal regulation. These criteria include but are not limited to the use of the HCT/Ps for homologous use only and minimal manipulation of the HCT/Ps. HCT/Ps that do not meet these criteria are regulated as medical devices, drugs or biologics. If the FDA determines that any of our current or future products contain HCT/Ps that do not meet these criteria, it could subject some of our products to additional review. If this were to happen, further distribution of the affected products could be interrupted for a substantial period of time, which would reduce our revenues and hurt our profitability.
If we or our suppliers fail to comply with the FDA’s quality system and good tissue practice regulations, the manufacture of our products could be delayed.
We and our suppliers are required to comply with the FDA’s QSRs, which cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, record keeping, storage and shipping of our products. In addition, suppliers and processors of products derived from HCT must comply with the FDA’s current good tissue practice requirements, or CGTPs, which govern the methods used in and the facilities and controls used for the manufacture of HCT/Ps, record keeping and the establishment of a quality program. The FDA audits compliance with the QSRs and CGTPs through inspections of manufacturing and other facilities. If we or our suppliers have significant non-compliance issues or if any corrective action plan is not sufficient, we or our suppliers could be forced to halt the manufacture of our products until such problems are corrected to the FDA’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement demanding that we seek additional approvals or clearances could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA, all of which could have a material adverse effect on our business, financial condition and results of operations.
On July 17, 2015, Alphatec Spine, Inc., our wholly owned subsidiary, received a Warning Letter from the FDA in connection with the FDA’s inspection of our manufacturing facilities located in Carlsbad, California that occurred from February 4, 2015 until March 13, 2015, or the Inspection. In the Warning Letter, the FDA cited eight deficiencies in our responses to investigator's observations on the FDA Form 483, which was issued to us at the end of the Inspection. The deficiencies relate to our internal procedures for quality planning, design control, document control and corrective and preventive actions. The Warning Letter does not restrict production or shipment of our products from our facilities, or the sale or marketing of our products. We are currently addressing the deficiencies cited by the FDA in the Warning Letter and intend to work closely with the FDA to resolve any outstanding issues. Until the procedures noted in the Warning Letter are corrected, we may be subject to additional regulatory action by the FDA, and any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with our response.

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
In March 2010, the U.S. Congress adopted and President Obama signed into law the ACA. The legislation imposes a 2.3% excise tax on domestic sales of medical devices which went into effect on January 1, 2013. This tax resulted in a significant increase in the tax burden on our industry. In December 2015, the U.S. Congress adopted and President Obama signed into law the Consolidated Appropriations Act of 2016. Among other things, this legislation put in place a two-year moratorium on the device tax through the end of 2017.
Other elements of ACA include numerous provisions to limit Medicare spending through reductions in various fee schedule payments and by instituting more sweeping payment reforms, such as bundled payments for episodes of care, the establishment of “accountable care organizations” under which hospitals and physicians will be able to share savings that result from cost control efforts, comparative effectiveness research, value-based purchasing, and the establishment of an independent payment advisory board. Many of these provisions have been implemented through the regulatory process with most of the legislation implemented as of January 1, 2014. Other proposals have been introduced in Congress to repeal the device tax, and various healthcare reform proposals have also emerged at the state level. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially.

The demand for our products and the prices at which customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.
Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the U.S., healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the use of our products. In addition, several million individuals were able to purchase health insurance in 2014 for the first time through health insurance "exchanges" established under the ACA. While our currently marketed products are eligible for reimbursement in the U.S., if surgical procedures utilizing our products are performed on an outpatient basis, it is possible that private payors may no longer provide reimbursement for our products without further supporting data on our procedure. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a significant adverse effect on our business. Additionally, third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted if there are any changes that reduce reimbursement for our products.
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
In January 2004, the Advanced Medical Technology Association, or AdvaMed, the principal U.S. trade association for the medical device industry, put in place a model “code of conduct”, or the AdvaMed Code, since updated in July 2009, that sets forth standards by which its members should abide in the promotion of their products. Although we are not a member of AdvaMed, we have in place policies and procedures for compliance that we believe are at least as stringent as those set forth in the AdvaMed Code, and we provide routine training to our sales and marketing personnel on our policies regarding sales and marketing practices.
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
Our medical devices are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or 510(k), or are the subject of an approved premarket approval application, or a PMA. The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical trial to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k)s that we intend to submit for other products in our pipeline. In addition, the FDA continues to re-examine its 510(k) clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products. A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA.
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
We obtained clearance to offer all of our current non-biologic medical device products through the 510(k) route. The ability to obtain a 510(k) clearance is generally based on the FDA’s agreement that a new product is substantially equivalent to certain already marketed products. Because most 510(k)-cleared products were not the subject of pre-market clinical trials, surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expect. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition and results of operations.

Due to the anticipated regulatory pathway, we do not anticipate commercializing certain products in the U.S.
Several of our products are not available for sale in the U.S., due to the anticipated regulatory path that is required to sell such product in the U.S. Prior to such products being sold in the U.S., we anticipate that the FDA will require submission of either a 510(k) with clinical trial data or a PMA. As a result, to receive regulatory clearance or approval in the U.S. for OsseoScrew, we must conduct, at our own expense, a clinical trial to demonstrate efficacy and safety in humans. Clinical trials are expensive and have an uncertain outcome. In addition, clinical failure can occur at any stage of the testing. As a result, we do not anticipate ever selling such products in the U.S.
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
Developing products in a timely manner can be difficult, in particular because product designs change rapidly to adjust to third-party patent constraints and to market preferences. As a result, we may experience delays in our product launches which may significantly impede our ability to enter or compete in a given market and may reduce the sales that we are able to generate from these products. We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the surgeon training process. In addition, our suppliers of products or components can suffer similar delays, which could cause delays in our product introductions. If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these new products or enhancements, it could have a significant adverse effect on our business financial condition and results of operations.

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
The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. Any such attack, virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.
The majority of our operations are currently conducted in locations that may be at risk of damage from fire, earthquakes or other natural disasters.
We currently conduct the majority of our development and management activities in Carlsbad, California near known wildfire areas and earthquake fault zones. We have taken precautions to safeguard our facilities, including obtaining property and casualty insurance, and implementing health and safety protocols. We have developed an information technology disaster recovery plan. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business, financial condition and results of operations. Our facilities would be difficult to replace and would require substantial lead time to repair or replace. The insurance we maintain against earthquakes, fires, and other natural disasters would not be adequate to cover a total loss of our facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

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
We will continue to pursue growth in the number of surgeons using our products, the types of products we offer and the geographic regions where our products are sold. Such anticipated growth has placed and will continue to place significant demands on our managerial, operational and financial resources and systems. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these anticipated growth activities. We are currently focused on increasing the size and effectiveness of our sales force and distribution network, marketing activities, research and development efforts, inventory management systems, management team and corporate infrastructure. If we do not manage our anticipated growth effectively, the quality of our products, our relationships with physicians, distributors and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations. We must attract and retain qualified personnel and third-party distributors and manage and train them effectively. Personnel qualified in the design, development, production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support our growth are difficult to implement. We will also need to carefully monitor and manage our surgeon services, our third-party manufacturing resources, quality assurance and efficiency, and the quality assurance and efficiency of our suppliers and distributors. This managing, training and monitoring will require allocation of valuable management resources and significant expense. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced and we may not be able to implement our business strategy.
Risks Related to Our Financial Results, Credit and Certain Financial Obligations and Need for Financing
We may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.
We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. Our capital requirements will depend on many factors, including:

•	the payments due in connection with the settlement of the Orthotec matter;

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses that we incur from the manufacture of our products by third parties and that we incur from selling our products;

•	the costs of developing new products or technologies;

•	the cost of obtaining and maintaining FDA or other regulatory approval or clearance for our products and products in development;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs and any payments we may make related to our pending litigation matters (in addition to the Orthotec matter);

•	the costs associated with increased capital expenditures; and

•	the costs associated with our employee retention programs and related benefits.
As a result of these factors, we may need to raise additional funds and such funds may not be available on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to repay debt or other liabilities, develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Any of these events could adversely affect our ability to achieve our development and commercialization goals and have a significant adverse effect on our business, financial condition and results of operations.
For the second, third and fourth quarter of 2015, we determined that we had material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading of our stock.
For the quarters ended June 30, 2015, September 30, 2015, and December 31, 2015, we determined that we had material weaknesses in our internal control over financial reporting. Our efforts to comply with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent auditor’s audit of that assessment requires the commitment of significant financial and managerial resources.
The Amended Credit Facility with MidCap includes certain financial debt covenants. Subsequent to filing the Quarterly Reports on Form 10-Q for the interim periods ended June 30, 2015 and September 30, 2015, we discovered that we were not in compliance with the fixed charge coverage ratio covenant under the Amended Credit Facility for June, August, September, November and December of 2015. We obtained a waiver from MidCap to cure the non-compliance for this period. As a result of our failure to comply with the fixed coverage ratio covenant under the Amended Credit Facility, we were also in default under the Facility Agreement with Deerfield for such periods. In 2016, MidCap and Deerfield provided waivers of our failure to comply with the covenant during such periods. As a result of our failure to comply with the fixed charge covenant ratio, we restated the condensed consolidated balance sheet as of June 30, 2015 and September 30, 2015 to classify the amounts due under the Deerfield Facility Agreement as current portion of long-term debt, rather than long-term debt, less current portion. We determined that we failed to design effective controls to assess whether we are in compliance with the debt covenants. As a result, we incorrectly concluded that payments of MidCap term loans were properly excluded from certain covenant calculations. This deficiency resulted in a material weakness, which is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. To remediate the material weakness described above, we have designed and implemented new and enhanced controls to ensure that the calculation of the fixed charge coverage ratio reflects an accurate interpretation of the definitions in the underlying debt agreement and that the appropriate level of review is performed. In addition, in our assessment of the effectiveness of internal control over financial reporting at December 31, 2015, we identified a material weakness related to the design of controls over the release of inventory cost through cost of goods sold at a significant wholly owned subsidiary, Alphatec Pacific, Inc. This deficiency resulted in a material weakness in our internal control over financial reporting. To address this material weakness, we are in the process of developing and implementing new processes and procedures to remediate the material weakness and are providing additional training to personnel involved in the costing of inventory at our wholly owned subsidiary.
If we determine in future fiscal periods that we have other material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted or we could be required to restate our financial statements. In addition, our failure to successfully remediate our material weakness described above or any future material weakness could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.
If we default on our obligations to make settlement payments to Orthotec LLC, the amounts due under the settlement agreements accelerates and becomes due and payable.
Any default of our payment obligation under the settlement agreements we entered into with Orthotec would give Orthotec the right to declare all of the future payments to be immediately payable. As of March 14, 2016, the outstanding amount to be paid to Orthotec through January 2024 is $33.7 million. If either acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.
There is substantial doubt concerning our ability to continue as a going concern.
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of its products, equity financings and debt financings. As we have incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may only be sufficient to fund our operations until our Amended Credit Facility with MidCap matures in December 2016, assuming that our creditors continue to waive any breaches under our credit facilities and our debt is not sooner accelerated. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2015, the Report of Independent Registered Public Accounting Firm included immediately prior to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K includes a going concern explanatory paragraph. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements.  However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
We may be unable to comply with the covenants of our credit facilities.
We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap and affirmative and negative covenants in our Facility Agreement with Deerfield. We failed to comply with the fixed coverage ratio covenant under our credit facility with MidCap in June, August, September, October, November and December of 2015 and January 2016, but MidCap and Deerfield have provided waivers of our failure to comply with the covenant during such periods. Even though we obtained waivers from MidCap and Deerfield for the periods above, there can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the MidCap credit facility or the Deerfield Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the MidCap credit facility could refuse to make further extensions of credit to us and MidCap and/or Deerfield could require all amounts borrowed under the MidCap credit facility and/or the Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the MidCap credit facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
An event of default under the MidCap credit facility or the Deerfield Facility Agreement could have a material adverse effect on us. Upon an event of default, if the lenders under the MidCap credit facility accelerate the repayment of all amounts borrowed, together with accrued interest and other fees, or if the lenders elect to charge us additional interest, we cannot assure you that we will have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the MidCap credit facility or the Deerfield Facility Agreement or obtain alternative financing, which may not be available to us on acceptable terms, if at all.
In addition, if we fail to pay amounts when due under the MidCap credit facility or the Deerfield Facility Agreement or upon the occurrence of another event of default, the lenders under the MidCap credit facility or the Deerfield Facility Agreement could proceed against the collateral granted to them pursuant to the MidCap credit facility and the Deerfield Facility Agreement. We have granted to the lenders under the MidCap credit facility a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the MidCap credit facility. If the lenders proceed against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.
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
We account for goodwill in accordance with guidance that requires that goodwill be tested for impairment at least annually. We test goodwill for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are impaired if we determine that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, we recognize the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. In the third quarter of 2015, the market value of our common stock substantially declined. As a result of this decline, we determined that we had an indicator of impairment of our goodwill, and an interim test of goodwill impairment was required. As a result, we reviewed our goodwill for impairment under a two-step test in accordance with the relevant guidance. Based upon this two-step test, we determined that our goodwill was impaired, which required us to write off the entire balance of our goodwill. In the third quarter of 2015, we recorded a charge of $164.3 million representing the write-off of the balance of our goodwill. For additional information related to this charge, see the "Goodwill and Other Intangible Assets" subsection of Note 2 to the consolidated financial statements included in this report.
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
Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 17, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until March 15, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during such

180-day period. If we do not regain compliance by March 15, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel and, if successful, our common stock would remain listed on the NASDAQ Global Select Market. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market.
While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. In particular, we have not been able to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the March 15, 2016 compliance deadline. If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Global Select Market was $0.29 per share on March 14, 2016.
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

•
our announcement or our competitors’ announcements regarding new products, product enhancements, significant contracts, number of distributors, number of hospitals and surgeons using products, acquisitions, and collaborative or strategic investments;

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
Based on shares outstanding at March 14, 2016, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 33% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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
Three members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of March 14, 2016, HealthpointCapital owned approximately 31% of our outstanding common stock. The Chairman of our Executive Committee of our Board of Directors, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital Partners, LP and HealthpointCapital Partners II, LP, respectively. Our directors R. Ian Molson and Stephen E. O’Neil also serve on the board of managers of HealthpointCapital, LLC. In addition, John H. Foster, who is a managing member of HGP, LLC and HGP II, LLC and the Chairman, Co-Chief Executive Officer, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC, was a member of our Board of Directors until March 2, 2016. Each of Messrs. Berkowitz, O’Neil and Molson, also have financial interests in HealthpointCapital investment funds.
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
Some of our employment agreements and all of our restricted stock agreements, incentive stock option agreements, performance-based stock units and restricted common stock provide for accelerated vesting of benefits, including full vesting of restricted stock and options, upon a change of control. A limited number of our agreements with our distributors include a provision that extends the term of the distribution agreement upon a change in control and makes it more difficult for us or our successor to terminate the agreement. These provisions may discourage or prevent a change of control.
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

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Global Select Market

•	our ability to ensure that we have effective disclosure controls and procedures and to remedy our material weakness in our internal control over financial reporting;

•	our ability to meet and potential liability from not meeting the payment obligations under the Orthotec settlement agreement;

•
our ability to regain and maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S., including our ability to resolve the deficiencies cited in the Warning Letter that we received from the FDA in July 2015 following the FDA's inspection of our manufacturing facilities;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our beliefs about the features, strengths and benefits of our products;

•	our ability to continue to enhance our product offerings, outsource our manufacturing operations and expand the commercialization of our products, and the effect of our strategy;

•	our expectations about the timing, costs and benefits of the restructuring and outsourcing of our manufacturing operations;

•	our beliefs about the ability of our supplier relationships and quality processes to fulfill our production requirements;

•	our ability to successfully integrate, and realize benefits from licenses and acquisitions;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;

•	our ability to enhance our U.S. and international sales and distributions networks and product penetration;

•	our ability to increase the use and promotion of our products by training and educating surgeons and our sales network;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

•	our management team’s ability to accommodate growth and manage a larger organization;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•
the effects of the escalating cost of medical products and services and the effects of market demand, government regulation, third-party reimbursement policies and societal pressures on the worldwide healthcare industry and our business;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	our beliefs about our competitors and the principal competitive factors in our market and the effect of non-operative treatments on demand for our products;

•	potential liability resulting from litigation;

•	our beliefs about our employee relations;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Annual Report on Form 10-K;

•	our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and

•	other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein.
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
Our corporate office and former manufacturing facilities are located in Carlsbad, California. The table below provides selected information regarding our current material operating leased locations.

Location	Use	Approximate Square Footage	Lease Expiration
Carlsbad, California	Corporate headquarters and product design	76,693	July 2021
Carlsbad, California	Product design and distribution	73,480	January 2017

Item 3.	Legal Proceedings
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

Year Ended December 31, 2015	High	Low
First quarter	$1.54	$1.28
Second quarter	1.48	1.28
Third quarter	1.43	0.32
Fourth quarter	0.45	0.18
Year Ended December 31, 2014	High	Low
First quarter	$2.53	$1.16
Second quarter	1.70	1.20
Third quarter	1.92	1.32
Fourth quarter	1.70	1.23
Stockholders
As of March 14, 2016, there were approximately 360 holders of record of an aggregate 102,150,232 outstanding shares of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Sales of Unregistered Securities
In October 2013, we entered into a three-year collaboration agreement with a third party to provide consultation services to assist us in the development of our products and products in development. Under the terms of the collaboration agreement, we will gain exclusive rights to the use of all intellectual property developed by the collaborators. We will make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in our common stock at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. On October 30, 2013, November 10, 2014, December 24, 2014, October 9, 2015 and December 31, 2015 we issued 128,571, 1,059,792, 267,672, 883,152 and 441,600, respectively, unregistered shares of our common stock under this agreement. The shares were issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. We do not have an obligation, nor does it anticipate, registering the issued shares for resale on a registration statement pursuant to the Securities Act.

Issuer Purchases of Equity Securities
Under the terms of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, or the Stock Plan, and prior to the expiration of the Stock Plan in April 2016, we were permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. There were no shares of common stock repurchased during the quarter ended December 31, 2015.

Item 6.	Selected Financial Data
The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2015. The selected consolidated financial data set forth below have been derived from our audited consolidated financial statements, and may not be indicative of future operating results. The results of operations for the year ended December 31, 2015 include a goodwill and intangible assets impairment charge of $165.2 million. The results of operations for the year ended December 31, 2013 include litigation settlement expenses of $46.0 million and restructuring expenses of $9.7 million. The selected consolidated financial data set forth below should be read in conjunction with our audited consolidated financial statements and related notes thereto found at “Item 8 Financial Statements and Supplementary Data” and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$185,279	$206,980	$204,724	$196,278	$197,711
Operating (loss) income	(172,439)	1,844	(73,433)	(9,837)	(24,516)
Net loss	$(178,676)	$(12,882)	$(82,227)	$(15,459)	$(22,181)

Net loss per basic share	$(1.79)	$(0.13)	$(0.85)	$(0.17)	$(0.25)
Net loss per diluted share	$(1.79)	$(0.16)	$(0.85)	$(0.17)	$(0.25)
Weighted-average shares used in computing net loss per share:
Shares used in calculating basic net loss per share	99,574	97,347	96,235	90,218	88,798
Shares used in calculating diluted net loss per share	99,574	97,735	96,235	90,218	88,798

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$11,229	$19,735	$21,345	$22,241	$20,666
Working (deficit) capital	(23,542)	49,511	34,026	65,264	59,292
Total assets	146,704	344,923	365,630	382,127	366,692
Total debt, including current portion	80,585	82,673	54,902	41,667	28,198
Redeemable preferred stock	23,603	23,603	23,603	23,603	23,603
Total stockholders’ (deficit) equity	(36,576)	148,954	171,676	245,816	245,328

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the global market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to enhanced product features and benefits that are designed to simplify surgical procedures and improve patient outcomes.
Revenue and Expense Components
The following is a description of the primary components of our revenues and expenses:
Revenues. We derive our revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include pedicle screws and complementary implants, interbody devices, plates, and tissue-based materials. Our revenues are generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers. Today we have existing subsidiaries and/or affiliates in Japan, Germany, Brazil, Italy and the U.K. through which we sell our products and independent distributors in over 50 countries throughout the world. A majority of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may defer revenues until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not reasonably assured.
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
Research and development. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development expense also includes salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers in both cash and equity, and costs associated with our Scientific Advisory Board and Executive Surgeon Panels.
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
Goodwill and intangible assets impairment. The impairment expense relates to impairment charges related to our goodwill balances and indefinite lived intangible assets.
Restructuring expenses. Restructuring expenses consist of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination incurred in connection with the reorganization of our Scient’x operations in France and the termination of our manufacturing operations in California.
Litigation settlement expenses. Litigation settlement expenses consist of significant settlements of lawsuits.

Total other income (expense). Total other income (expense) includes interest income, interest expense, changes in the fair value of the warrant liabilities, gains and losses from foreign currency exchanges and other non-operating gains and losses.
Income tax provision. Income tax provision consists primarily of income tax provision related to state income taxes, foreign operations and uncertain tax positions in foreign jurisdictions, and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.

Results of Operations
The first table below sets forth our statements of operations data for the periods presented. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues	$185,279	$206,980	$204,724
Cost of revenues	63,742	61,834	78,669
Amortization of acquired intangible assets	1,453	1,736	1,733
Gross profit	120,084	143,410	124,322
Operating expenses:
Research and development	17,767	16,799	14,190
In-process research and development	274	527	—
Sales and marketing	70,856	77,179	76,960
General and administrative	34,867	43,381	47,949
Amortization of acquired intangible assets	2,400	2,974	3,009
Goodwill and intangible assets impairment	165,171	—	—
Restructuring expenses	1,188	706	9,665
Litigation settlement expenses	—	—	45,982
Total operating expenses	292,523	141,566	197,755
Operating (loss) income	(172,439)	1,844	(73,433)
Other income (expense):
Interest income	53	10	6
Interest expense	(12,589)	(13,616)	(3,959)
Other income (expense), net	6,980	(33)	(1,662)
Total other income (expense)	(5,556)	(13,639)	(5,615)
Pretax net loss	(177,995)	(11,795)	(79,048)
Income tax provision	681	1,087	3,179
Net loss	$(178,676)	$(12,882)	$(82,227)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenues. Revenues were $185.3 million for the year ended December 31, 2015 compared to $207.0 million for the year ended December 31, 2014, representing a decrease of $21.7 million, or 10.5%. The decrease was the result of sales decline in the U.S. region ($22.5 million) partially offset by an increase in the International region ($0.8 million).
U.S. revenues were $114.6 million for the year ended December 31, 2015 compared to $137.1 million for the year ended December 31, 2014, representing a decrease of $22.5 million, or 16.4%. The decrease was the result of decline in sales directly to hospitals ($18.9 million), combined with a decrease in sales to stocking distributors ($3.6 million).
International revenues were $70.7 million for the year ended December 31, 2015 compared to $69.9 million for the year ended December 31, 2014, representing an increase of $0.8 million, or 1.1%. The increase was due to growth in sales of implants and instruments ($11.8 million), offset by unfavorable exchange rate effect ($11.0 million).
Cost of revenues. Cost of revenues was $63.7 million for the year ended December 31, 2015 compared to $61.8 million for the year ended December 31, 2014, representing an increase of $1.9 million, or 3.1%. The increase was the result of one-time charges for the impairment of certain product-related intangible assets and the disposal of manufacturing equipment ($1.9 million), non-recurring favorable royalties and milestones in 2014 ($1.2 million), an increase in manufacturing depreciation expense due to the reduction of useful lives resulting from the manufacturing outsourcing initiative ($1.5 million), offset by a reduction in reserves and adjustments ($0.9 million), reduced instrument depreciation expense ($0.9 million), a reduction in royalty and milestone expenses due to a reduction sales volume ($0.5 million), and a reduction in amortization expenses ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.5 million for the year ended December 31, 2015 compared to $1.7 million for the year ended December 31, 2014, representing a decrease of $0.3 million, or 16.3%. This expense represents amortization in the period for intangible assets associated with product-related assets obtained in acquisitions.
Gross profit. Gross profit was $120.1 million for the year ended December 31, 2015 compared to $143.4 million for the year ended December 31, 2014, representing a decrease of $23.3 million, or 16.3%. The decrease was due to the decline in constant currency revenue ($10.7 million), unfavorable exchange rate effect ($11.0 million) and an increase in cost of revenues ($1.9 million), offset by a decrease in the amortization of acquired intangibles ($0.3 million).
Gross margin. Gross margin was 64.8% for the year ended December 31, 2015 compared to 69.3% for the year ended December 31, 2014. The decrease of 4.5 percentage points was due to increased cost of revenues resulting from one-time charges (2.4 percentage points), unfavorable variation in regional mix, currency and product mix (2.4 percentage points), increased royalty costs due to a change in product mix (0.2 percentage points), offset by a decrease in amortization expense (0.3 percentage points) and decrease in inventory reserves and other adjustments (0.2 percentage points).
Gross margin in the U.S. was 67.7% for the year ended December 31, 2015 compared to 73.4% for the year ended December 31, 2014. The decrease of 5.7 percentage points was due to increased cost of revenues resulting from one-time charges (3.9 percentage points), unfavorable variation in pricing and product mix (1.2 percentage points), increased royalty costs due to a change in product mix (0.6 percentage points) and an increase in instrument depreciation expense (0.5 percentage points), offset by a decrease in inventory reserves and adjustments (0.3 percentage points) and a decrease in amortization expense (0.2 percentage points).
Gross margin for the International region was 60.2% for the year ended December 31, 2015 compared to 61.3% for the year ended December 31, 2014. The decrease of 1.1 percentage points was due to favorable variation in regional mix and product mix (3.7 percentage points), reduced instrument depreciation expense (0.4 percentage points), a reduction in amortization of acquired intangibles (0.4 percentage points) and a decrease in inventory reserves and adjustments (0.4 percentage points), offset by unfavorable exchange rate effect (6.0 percentage points).
Research and development. Research and development expense was $17.8 million for the year ended December 31, 2015 compared to $16.8 million for the year ended December 31, 2014 representing an increase of $1.0 million, or 5.8%. The increase was primarily due to an increase in stock-based compensation based on a mark-to-market calculation of stock previously provided to outside consultants ($2.9 million), offset by a reduction in personnel costs ($1.5 million) and a reduction related to the timing of development activities and product launch schedules ($0.4 million).
In-process research and development. IPR&D expense was $0.3 million for the year ended December 31, 2015 compared to $0.5 million for the year ended December 31, 2014. The expense in 2015 and 2014 relates to initial purchase payments in connection with asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing. Sales and marketing expense was $70.9 million for the year ended December 31, 2015 compared to $77.2 million for the year ended December 31, 2014 representing a decrease of $6.3 million, or 8.2%. The decrease was due to a decrease in selling and marketing activities due to the timing of activity ($2.5 million), and a decrease in commission expense due to the reduction in U.S. revenue ($3.8 million).
General and administrative. General and administrative expense was $34.9 million for the year ended December 31, 2015 compared to $43.4 million for the year ended December 31, 2014, representing a decrease of $8.5 million, or 19.6%. The decrease was due to a reduction in legal expenses associated with the Orthotec litigation ($4.8 million), a reduction in expenses due to the restructuring of business operations in France ($1.9 million), a reduction in personnel expense in the U.S. region ($0.7 million), a reduction in expenses related to the international regions ($0.7 million), and a sales tax refund ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $2.4 million for the year ended December 31, 2015 as compared to $3.0 million for the year ended December 31, 2014. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions and has declined as those assets have either been impaired or become fully amortized.
Goodwill and intangible assets impairment. The goodwill and intangible assets impairment of $165.2 million is a result of our impairment test performed during the third quarter of 2015 triggered by the decline in our share price. The impairment charge represents a full write off of our existing goodwill balance ($164.3 million) and write offs related to intangible assets ($0.9 million).
Restructuring expenses. Restructuring expenses were $1.2 million for the year ended December 31, 2015 compared to $0.7 million for the year ended December 31, 2014. In 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure and in 2015 we initiated plans to close our French operations completely. In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility.
Interest expense. Interest expense was $12.6 million for the year ended December 31, 2015 compared to $13.6 million for the year ended December 31, 2014, representing a decrease of $1.0 million, or 7.5%. Interest expense for the years ended December 31, 2015 and 2014 consisted primarily of interest related to loan agreements and lines of credit and the associated amortization expenses related to debt issuance costs. The decrease was primarily due to lower debt offering cost amortization and increased interest expense related to the Deerfield facility.
Other income (expense), net. Other income (expense), net was income of $7.0 million for the year ended December 31, 2015 compared to an expense of less than $0.1 million for the year ended December 31, 2014, representing an increase in income of $7.0 million. The increase was due primarily to a decline in the fair value of common stock warrant liability ($5.4 million) and net unfavorable foreign currency exchange results due to having non-functional currency denominated assets and liabilities on our subsidiaries' books ($1.6 million).
Income tax provision. Income tax provision was $0.7 million for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014, representing a decrease of $0.4 million, or 37.4%. The income tax provision in 2015 consists primarily of an increase in valuation allowance on foreign tax assets and state and foreign income taxes, partially offset by the reversal of deferred tax liabilities associated with tax deductible goodwill. The income tax provision in 2014 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenues. Revenues were $207.0 million for the year ended December 31, 2014 compared to $204.7 million for the year ended December 31, 2013, representing an increase of $2.3 million, or 1.1%. The increase was the result of growth in both the U.S. region ($2.1 million) and the International region ($0.1 million).
U.S. revenues were $137.1 million for the year ended December 31, 2014 compared to $135.0 million for the year ended December 31, 2013, representing an increase of $2.1 million, or 1.6%. The increase was the result of increased sales directly to hospitals ($5.2 million), offset by a decrease in sales to stocking distributors ($3.1 million).
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
Gross margin. Gross margin was 69.3% for the year ended December 31, 2014 compared to 60.7% for the year ended December 31, 2013. The increase of 8.6 percentage points was due to a reduction in non-recurring charges and benefits (5.0 percentage points), amortization expense related to the Cross Medical settlement, for which expenses concluded in 2013 (2.0 percentage points), a reduction in depreciation expense related to instruments (1.1 percentage points) and a reduction in inventory adjustments (0.8 percentage points), offset by an increase in inventory reserves (0.3 percentage points).
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
General and administrative. General and administrative expense was $43.4 million for the year ended December 31, 2014 compared to $47.9 million for the year ended December 31, 2013, representing a decrease of $4.6 million, or 9.5%. The decrease was primarily due to a lower amount of legal expenses associated with the Orthotec litigation.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $3.0 million for the year ended December 31, 2014 and compared to $3.0 million for the year ended December 31, 2013. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Restructuring expenses. Restructuring expenses were $0.7 million for the year ended December 31, 2014 compared to $9.7 million for the year ended December 31, 2013. On September 16, 2013, we announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. The restructuring included a reduction in Scient'x's workforce and the closing of the manufacturing facilities in France. The Company has recorded total costs of $10.4 million through December 31, 2014 associated with this restructuring, which include employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs.
Litigation settlement expenses. Litigation settlement expenses were $0 for the year ended December 31, 2014 compared to $46.0 million for the year ended December 31, 2013. The 2013 amount relates to an accrual booked for litigation settlement in connection with the Orthotec litigation matter.
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

Income tax provision. Income tax provision (benefit) was a provision of $1.1 million for the year ended December 31, 2014 compared to a provision of $3.2 million for the year ended December 31, 2013, representing a decrease of $2.1 million, or 65.8%. The income tax provision in 2014 and 2013 consists primarily of income tax provisions related to state income taxes, the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill and operations in foreign jurisdictions where we operate.
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
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(178,676)	$(12,882)	$(82,227)
Stock-based compensation	2,643	4,554	4,078
Depreciation	12,974	12,160	14,638
Amortization of intangible assets	2,204	1,515	6,898
Amortization of acquired intangible assets	3,853	4,710	4,741
Goodwill and intangible assets impairment	165,171	—	—
In-process research and development	274	527	—
Stock price guarantee	4,877	—	—
Interest expense, net	12,536	13,606	3,953
Income tax provision	681	1,087	3,179
Other (income) expense, net	(6,980)	33	1,662
Restructuring and other expenses	1,188	742	18,603
Litigation expenses and trial costs	—	4,779	49,657
Adjusted EBITDA	$20,745	$30,831	$25,182
Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. Additionally, as discussed below, we have a significant amount of debt that is classified as current debt. Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan, introduction of new products and expansion into new geographies.  Our amended and restated credit facility with MidCap Financial, LLC, or MidCap, as amended, or the Amended Credit Facility, matures in December 2016, which will require us to refinance the Amended Credit

Facility with MidCap or seek alternative financing. We were not in compliance with the fixed charge coverage ratio covenant related to the Amended Credit Facility with MidCap for June, August, September, October, November and December of 2015 and January 2016. We obtained waivers from MidCap to cure the non-compliance for these periods. Our default under the Amended Credit Facility with MidCap also constitutes an event of default under our facility agreement, or Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively Deerfield, and such default has been similarly waived for these periods. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility in the future. If we have future defaults and we do not obtain waivers from MidCap or Deerfield they would have the right to call their respective debts due immediately, which would significantly impact our ability to continue as a going concern. We intend to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so. Accordingly, as of December 31, 2015, there is substantial doubt about our ability to continue as a going concern through December 31, 2016.
Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, acquisitions of businesses and intellectual property rights, payments relating to purchases of surgical instruments, repayments of borrowings under the Amended Credit Facility, and payments due under the Orthotec settlement agreement. We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures, and potential acquisitions. We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability. We anticipate that we will raise additional capital through borrowings under our Amended Credit Facility, the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity.
We will need to invest in working capital and surgical instruments in order to support our revenue projections through the end of 2016. If we are not able to achieve our revenue forecast and cash consumption starts to exceed forecasted consumption, management will need to adjust our investment in surgical instruments and manage our inventory to the decreased sales volumes. If we do not make these adjustments in a timely manner, there could be an adverse impact on our financial resources. Our revenue projections may be negatively impacted as a result of a decline in sales of our products, including declines due to changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, and cost increases and slower product development cycles resulting from a changing regulatory environment.
On July 6, 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of December 31, 2015.
Amended Credit Facility, Facility Agreement and Other Debt
On August 30, 2013, we entered into the Amended Credit Facility to, among other things, increase the borrowing limit under the existing credit facility from $50 million to $73 million and extend the maturity to August 2016. The Amended Credit Facility consists of a $33 million term loan, $28 million of which was drawn at closing and a $5 million delayed draw that was drawn in April 2014, and a revolving line of credit with a maximum borrowing base of $40 million. We used the term loan proceeds of $28 million to repay a portion of the outstanding balance on the prior revolving line of credit. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
On March 17, 2014, we entered into the First Amendment to the Amended Credit Facility, or the First Amendment. The First Amendment permits, among other things, our execution of, and borrowing of loans, under the Facility Agreement and our granting of liens as security therefore, the payment of amounts due under the Orthotec settlement agreement and the completion of certain conditions. The First Amendment also added a total leverage ratio financial covenant to the Amended Credit Facility.
On July 10, 2015, we entered into a Second Amendment to the Amended Credit Facility, or the Second Amendment, to increase the term loan commitment from $33 million to $38 million. We borrowed the additional $5 million on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility, or the Third Term Loan Tranche. Until January 1, 2016, only interest payments were due for the Third Term Loan Tranche.  Thereafter, we will pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  We agreed to pay MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by us. The Amended Credit Facility also provides for several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
We were in compliance with all of the covenants of the Amended Credit Facility as of December 31, 2015, except for our non-compliance with the fixed charge coverage ratio covenant discussed above. We have obtained waivers from MidCap to cure the breach of the fixed charge coverage ratio covenant for each of June, August, September, October, November and December of 2015. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility in the future.
On March 11, 2016, we entered into a third amendment and waiver to the Amended Credit Facility with MidCap, or the Third Amendment to the Amended Credit Facility. The Third Amendment to the Amended Credit Facility extends the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment also contains a waiver of the December 2015 defaults under the Facility Agreement, provides a waiver for the fixed charge coverage ratio for January 2016 and eliminates the fixed charge coverage ratio covenant for February 2016.
On March 17, 2014, we entered into the Facility Agreement, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we had the option, but were not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we had the opportunity to draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of the Company's common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the Orthotec settlement payment obligations due in 2014. On November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund future Orthotec settlement payment obligations through 2016. The unused proceeds from the Facility Agreement are classified as restricted cash and may not be used for other purposes. As of January 30, 2015, we can no longer draw down additional funds under the Facility Agreement. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable in March 2017, March 2018 and March 2019, which are the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of our common stock (the “Initial Warrants”). Additionally, we agreed that upon each disbursement under the Facility Agreement we would issue to Deerfield warrants to purchase up to 10,000,000 shares of our common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants").
On March 20, 2014, we made an initial draw of $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that were due in 2014. The $0.5 million transaction fee was recorded as a debt discount and is being amortized over the term of the draw, which ends on March 20, 2019. In connection with this borrowing, we issued Draw Warrants to purchase 4,000,000 shares of common stock, which were valued at $4.7 million and recorded as a debt discount and are being amortized over the term of the draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, we made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments through July 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends on March 20, 2019. In connection with this borrowing, we issued Draw Warrants to purchase 1,200,000 shares of common stock, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the debt using the effective interest method.
On July 10, 2015, we entered into a First Amendment to the Facility Agreement, or the Facility Agreement First Amendment, with Deerfield. The Facility Agreement First Amendment permitted us, among other things, to enter into and borrow the additional $5 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.
On February 5, 2016, we entered into a Limited Waiver and Second Amendment to the Facility Agreement, or the Second Amendment. The Second Amendment increases the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, under the Second Amendment we may elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Facility Agreement and bear interest at the interest rate of 14.75% per annum, hereinafter referred to as the PIK Interest. All accrued and unpaid PIK Interest is due and payable when the outstanding amounts under the Facility Agreement are due and payable thereunder or are fully repaid, whichever occurs first. The Second Amendment also contains an amendment fee in the amount of $0.6 million, which is due and payable in installments of $0.2 million in March 2017, March 2018 and March 2019 on the third, fourth and fifth anniversaries of the Facility Agreement; provided, that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement are due and payable or are fully repaid, whichever occurs first. The Second Amendment also changes the prior date of March 31, 2017 to March 31, 2018, as the date through which we must pay interest in the event we prepay amounts outstanding under the Facility Agreement prior to such date. The Second Amendment also contains the waivers of the defaults under the Facility Agreement discussed above.
As of December 31, 2015, Orthotec settlement payments of $23.0 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $2.4 million, which are classified as short-term restricted cash, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, an Orthotec settlement payment of $1.1 million was made on January 1, 2016. As of March 14, 2016, there remains aggregate of $33.7 million of Orthotec settlement payments to be paid by us. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal and accrued interest as of December 31, 2015, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on our ability to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property, which is subordinated to the security interest granted under the Amended Credit Facility. As a result of our non-compliance with the MidCap fixed charge coverage ratio covenant, we were in cross-default of the Facility Agreement as discussed above. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future, which would result in cross-default under the Facility Agreement in which case Deerfield would have the right to call the debt outstanding under the Facility Agreement due immediately.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of December 31, 2015, the balance of these capital leases, net of interest totaled $1.3 million. There was one new lease in 2015.
NASDAQ Notice for Failure to Satisfy Continued Listing Rules
Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 17, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until March 15, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during such 180-day period. However, we will not be able to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days prior to the March 15, 2016 compliance deadline. If we do not regain compliance by March 15, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible to transfer to The NASDAQ Capital Market in order to receive an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market. However, we currently do not satisfy the minimum stockholders’ equity requirements of The NASDAQ Capital Market.

A delisting of our common stock from The NASDAQ Global Select Market and our failure to transfer our listing to The NASDAQ Capital Market could substantially further reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
Operating Activities
We generated net cash of $10.1 million from operating activities for the year ended December 31, 2015. During this period, net cash provided by operating activities primarily consisted of a net loss of $178.7 million and a decrease in working capital and other assets of $0.9 million offset by non-cash impairment charge of $165.2 million and $24.5 million of other non-cash costs, including amortization, depreciation, stock-based compensation, provision for excess and obsolete inventory and interest expense related to amortization of debt discount and issue costs. The decrease in working capital and other assets of $0.9 million consisted of decreases in accrued expenses and other liabilities of $6.4 million and deferred revenue of $0.3 million and a decrease in inventories of $5.5 million partially offset by and an increase in accounts payable of $3.2 million; and decreases in restricted cash of $4.4 million, accounts receivable of $1.2 million, and prepaid expenses and other current assets of $2.5 million.
Investing Activities
We used net cash of $12.2 million in investing activities for the year ended December 31, 2015 primarily related to the purchase of surgical instruments.
Financing Activities
We used net cash of $6.5 million in financing activities for the year ended December 31, 2015. We drew $141.6 million under the Amended Credit Facility with MidCap and made principal payments totaling $144.6 million. We received proceeds from notes payable of $5.0 million and made principal payments on notes payable totaling $8.2 million and capital leases totaling $0.7 million for the year ended December 31, 2015.
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of December 31, 2015 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2016	2017	2018	2019	2020	Thereafter
Amended Credit Facility with MidCap (1)	$56,799	$56,799	$—	$—	$—	$—	$—
Facility Agreement with Deerfield (1)	26,000	—	8,667	8,667	8,666	—	—
Interest expense (1)	8,468	5,087	1,706	948	727	—	—
Note payable for software licenses	189	189	—	—	—	—	—
Note payable for insurance premiums	1,599	1,599	—	—	—	—	—
Capital lease obligations	1,382	877	437	68	—	—	—
Operating lease obligations (2)	3,570	2,268	823	304	170	5	—
Litigation settlement obligations	34,833	4,400	4,400	4,400	4,400	4,400	12,833
Guaranteed minimum royalty obligations	5,840	2,036	1,450	1,368	618	368	—
Stock price guarantee (3)	4,877	—	2,185	2,195	497	—	—
New product development milestones (4)	575	175	200	—	200	—	—
Total	$144,132	$73,430	$19,868	$17,950	$15,278	$4,773	$12,833

(1)
The amounts above are presented based on the contractual payment schedule in each of the respective agreements. However, the debt balance under the Amended Credit Facility and Facility Agreement was callable as of December 31, 2015 due to the events of default (See Note 1 of the notes to consolidated financial statements) and therefore, is presented as a current liability in the consolidated balance sheet as of December 31, 2015.

(2)	The amounts above do not reflect the commitments under the new Lease agreement that we entered into in January 2016 as disclosed in the "Real Property Leases" section below.

(3)	Based on our closing stock price as of December 31, 2015 of $0.30 per share. Actual cash obligation will vary depending on the price of our common stock on the settlement dates.

(4)
This commitment represents payments in cash, and is subject to attaining certain development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved in 2016 through 2019.

Real Property Leases
In February 2008, we entered into a sublease agreement, or the Sublease, for office, engineering, and research and development space in Carlsbad, California, or Building 1. The Sublease term commenced May 2008 and ended on January 31, 2016. In January 2016, we entered into a new lease agreement, or the Building 1 Lease, for the same property with the lease term through July 31, 2021. Under the original Sublease agreement, we were obligated to pay base rent and certain operating costs and taxes for Building 1. Monthly base rent payable by us was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. Our rent was abated for months one through seven of the Sublease. Under the Sublease, we were required to provide the sublessor with a security deposit in the amount of approximately $93,500. Under the new Building 1 Lease our monthly rent payable is approximately $105,000 per month during the first year and increases by approximately $3,000 each year thereafter. The Building 1 Lease allowed us to consolidate all corporate, marketing, finance, administrative, and research and development activities into one building.
In March 2008, we entered into a lease agreement, or the Building 2 Lease, for additional office, engineering, research and development and warehouse and distribution space in Carlsbad, California, or Building 2. The Building 2 Lease term commenced on December 1, 2008 and ends on January 31, 2017. We are obligated under the Building 2 Lease to pay base rent and certain operating costs and taxes for Building 2. The monthly base rent payable for Building 2 was approximately $73,500 during the first year of the Building 2 Lease, increasing annually at a fixed annual rate of 3.0% to approximately $93,000 per month in the final year of the Building 2 Lease. Our rent was abated for the months two through eight of the term of the Lease in the amount of $38,480. Under the Building 2 Lease, we were required to provide the lessor with a security deposit in the amount of $293,200, consisting of cash and/or one or more letters of credit. Following our achievement of certain financial milestones, the lessor is obligated to return a portion of the security deposit to us. The lessor provided a tenant improvement allowance of $1.1 million to assist with the configuration of the facility to meet our business needs. As a result of the restructuring of our manufacturing activities we plan to vacate the premises during 2016.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
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
Valuation of Goodwill and Intangible Assets
We assess the impairment of our goodwill and intangible assets annually in December or whenever business conditions change and an earlier impairment indicator arises. This assessment requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of certain events or changes in circumstances, including the following:

•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	significant changes in our strategic business objectives and utilization of the assets; or

•	the impact of significant negative industry or economic trends.
If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In the third quarter of 2015, the market value of our common stock substantially declined. This decline was considered to be a triggering indicator of potential impairment of our goodwill, and a goodwill impairment test was performed. We analyzed the carrying amount of goodwill for impairment under a two-part test in accordance with authoritative guidance.
We estimate the fair value in step one of the goodwill impairment test based on a combination of the income approach which includes discounted cash flows as well as a market approach that utilizes the market information.  The fair value measurements utilized to perform the impairment analysis are categorized within Level 3 of the fair value hierarchy. The discounted cash flow projections require management judgment with respect to forecasted sales, launch of new products, gross margins, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal growth rate. For purposes of calculating the discounted cash flows, in the third quarter of 2015 we used estimated revenue growth rates between 3% and 13% for the discrete forecast period. Cash flows beyond the discrete forecast period were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 13.5%, and terminal value growth rate of 3%. Our market capitalization is also considered in assessing the reasonableness of the Company’s fair value as determined in step one of the goodwill impairment test. Our assessment resulted in a fair value that was lower than the Company’s carrying value of net assets.
Based on the result of step one of the impairment test, we determined that our goodwill was impaired and step two of the test was performed to measure the amount of goodwill impairment. As a result of step two, in the third quarter of 2015 we recorded a goodwill impairment charge of $164.3 million, representing the write-off of the remaining balance of goodwill.
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
We use a Black-Scholes option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2015 was based on our actual historical volatility. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2015 was calculated using a weighted-average term based on historical exercise patterns and the term from option grant date to exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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
Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$72	$274	$228
Research and development	286	2,080	719
Sales and marketing	359	470	459
General and administrative	1,926	1,730	2,672
Total	$2,643	$4,554	$4,078
Effect on basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.04)
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. We are currently evaluating the impact of this guidance and expect to adopt the standard for the annual reporting period ending December 31, 2016.
In January 2015, the FASB issued new accounting guidance, which eliminates the concept of extraordinary items from GAAP, which required certain classification and presentation of extraordinary items in the income statement and disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
In November 2015, the FASB issued new accounting guidance, which will require the presentation of deferred tax liabilities and asset be classified as noncurrent in a classified balance sheet. We have elected to early adopt this guidance during the fourth quarter of 2015. The adoption of this new guidance resulted in a reclassification of our deferred income taxes, net, being presented within other long-term liabilities on our consolidated balance sheet as of December 31, 2015. We did not retrospectively adjust the consolidated balance sheet as of December 31, 2014. The adoption did not have a material effect on the consolidated financial statements and had no impact on net loss.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2015, our outstanding floating rate indebtedness totaled $56.8 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10 percent change in commodity prices would not have a material impact on our results of operations for the year ended December 31, 2015.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date, with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its December 31, 2015 closing price of $0.30 per share would increase the fair value of the warrant liability by approximately $0.1 million with a corresponding charge to the Statements of Operations.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was a result of the material weakness in our internal control over financial reporting as of December 31, 2015 (discussed in paragraphs (b) and (c) of this Item 9A).
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has performed an assessment of our internal control over financial reporting described in “Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2015.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2015, we identified a material weakness related to the design of controls over the release of inventory cost through cost of goods sold at a significant wholly owned subsidiary.
This deficiency results in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective at December 31, 2015.
Ernst & Young LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting, which report is included herein.
Material Weakness Discussion and Remediation Measures
To address the material weakness in our internal control over financial reporting described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with generally accepted accounting procedures (GAAP). As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 fairly present, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP.

To address the material weakness in our internal control over financial reporting described above, we are in the process of developing and implementing new processes and controls. We are also in the process of providing additional training to personnel involved in the costing of inventory at our wholly owned subsidiary.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to remediate the deficiency in our internal controls over financial reporting, including:

·                  Designing and evaluating a remediation action for each control deficiency at our wholly-owned subsidiary at which the deficiencies exist, including evaluating the skills of the process owners and resources dedicated to the affected area and adjusting our processes as required.

·                  Implementing specific remediation actions, including training process owners and allowing time for process adoption and adequate transaction volume for next steps;

·                  Testing and measuring the design and effectiveness of the remediation actions and testing and providing feedback on the design and operating effectiveness of the controls; and,

·                  Completing management's review and acceptance of the completion of the remediation effort.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified as of December 31, 2015. We are committed to continuing to improve our internal control processes, and under the direction of the Audit Committee of our Board of Directors, we will continue to develop and implement policies and procedures to improve the overall effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We expect that our remediation efforts including design, implementation and testing will continue through 2016.
Remediation of Previously Reported Material Weakness
In our Quarterly Reports on Form 10-Q/A for the quarters ended June 30, 2015 and September 30, 2015 filed with the SEC on February 10, 2016, we reported a material weakness in our internal control over financial reporting in which we failed to design effective controls to assess whether we were in compliance with the fixed charge coverage ratio covenant in our Amended Credit Facility with MidCap, which resulted in the restatement of our condensed consolidated balance sheets as of June 30, 2015 and September 30, 2015. To address the material weakness described above, during the first quarter of 2016, we designed and implemented new and enhanced controls to ensure that the calculation of the fixed charge coverage ratio reflects an accurate interpretation of the definitions in the underlying debt agreement and that the appropriate level of review is performed.
We believe that these remediation measures have strengthened our internal control over financial reporting and remediated the material weakness we had identified. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
Except for the remediation measures disclosed above, there were no changes in our internal control over financial reporting identified in connection with our evaluation of such internal control that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alphatec Holdings, Inc.

We have audited Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alphatec Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design of controls over the release of inventory cost through cost of goods sold at a significant wholly owned subsidiary. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alphatec Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2015 of Alphatec Holdings, Inc. and our report dated March 15, 2016 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Alphatec Holdings, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP
San Diego, California
March 15, 2016

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and the planned proposal entitled “Adoption of Equity Incentive Plan” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
Item 15(a)(3) Exhibits List
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.3	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	03/31/10	000-52024

4.4	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	03/05/12	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.5
Form of Warrant to Purchase Common Stock issued to each of Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”) on each of March 17, 2014 and November 21, 2014.
			Form 8-K (Exhibit 4.1)	03/19/14	000-52024

4.6
Registration Rights Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P.
			Form 8-K (Exhibit 4.2)	03/19/14	000-52024
Real Property Lease Agreements
10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	05/12/08	000-52024

10.2	Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016	X

Loan Agreements
10.3†
Amended and Restated Credit, Security and Guaranty Agreement dated August 30, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC
			Form 10-Q/A (Exhibit 10.1)	10/21/15	000-52024

10.4†
First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto
			Form 8-K/A (Exhibit 10.3)	10/21/15	000-52024

10.5†	Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.1)	11/03/15	000-52024

10.6	Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust		Form 10-Q (Exhibit 10.3)	11/03/15	000-52024

10.7†
Facility Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.

			Form 8-K/A (Exhibit 10.1)	10/21/15	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.8
First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P.

			Form 10-Q (Exhibit 10.2)	10/03/15	000-52024

10.9
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

10.10†
Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004
			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.11†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.12†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/09/07	000-52024

10.13†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	05/05/09	000-52024

10.14†	Amendment to the Exclusive License Agreement dated August 1, 2014 between Alphatec Spine, Inc. and Stout Medical Group, L.P.		Form 10-Q (Exhibit 10.	10/30/14	000-52024

10.15†	Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated as of October 22, 2013		Form 10-K (Exhibit 10.26)	03/20/14	333-18790

10.16	First Amendment to the Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated November 2, 2015	X

Agreements with Officers and Directors

10.17*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/08/10	000-52024

10.18*	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross		Form 10-Q (Exhibit 10.1)	05/08/12	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.19*	Amendment to the Employment Agreement by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated May 1, 2014		Form 10-K (Exhibit 10.23)	02/27/15	000-52024

10.20*	Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated February 17, 2014		Form 10-Q (Exhibit 10.5)	05/01/14	000-52024

10.21*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	03/07/08	000-52024

10.22*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014		Form 10-Q (Exhibit 10.1)	07/31/14	000-52024

10.23*	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014		Form 10-Q (Exhibit 10.4)	05/01/14	000-52024

10.24*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

10.25*	Vesting Acceleration Agreement by and between James Glynn and Alphatec Holdings, Inc., dated November 2, 2015	X

Equity Compensation Plans
10.26*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.27*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.28*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.29*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.30*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.31*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.32*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.33*	Amended 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.34*	Summary of the Alphatec Holdings, Inc. 2015 Discretionary Bonus Plan		Form 10-Q (Exhibit 10.1)	05/01/15	000-52024

Settlement Agreements

10.35
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

ALPHATEC HOLDINGS, INC.

Dated:	March 15, 2016	By:	/S/ JAMES M. CORBETT
		Name:	James M. Corbett
		Title:	President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES M. CORBETT	President and Chief Executive Officer and Director (principal executive officer)	March 15, 2016
James M. Corbett

/S/ MICHAEL O’NEILL	Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)	March 15, 2016
Michael O’Neill

/S/ LESLIE H. CROSS	Chairman of the Board of Directors	March 15, 2016
Leslie H. Cross

/S/ MORTIMER BERKOWITZ III	Chairman of the Executive Committee of the Board of Directors	March 15, 2016
Mortimer Berkowitz III

/S/ TOM C. DAVIS	Director	March 15, 2016
Tom C. Davis

/S/ SIRI S. MARSHALL	Director	March 15, 2016
Siri S. Marshall

/S/ R. IAN MOLSON	Director	March 15, 2016
R. Ian Molson

/S/ STEPHEN E. O’NEIL	Director	March 15, 2016
Stephen E. O’Neil

/S/ DONALD A. WILLIAMS	Director	March 15, 2016
Donald A. Williams

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Alphatec Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc., at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with its lenders and has significant debt obligations due in December 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2015 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alphatec Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
San Diego, California
March 15, 2016

ALPHATEC HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$11,229	$19,735
Restricted cash	2,350	4,400
Accounts receivable, net	38,319	40,440
Inventories, net	44,908	41,747
Prepaid expenses and other current assets	5,052	5,466
Deferred income tax assets	—	1,324
Total current assets	101,858	113,112
Property and equipment, net	21,945	26,040
Goodwill	—	171,333
Intangibles, net	21,616	30,259
Other assets	1,285	4,179
Total assets	$146,704	$344,923
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$14,169	$10,130
Accrued expenses	29,791	35,393
Deferred revenue	648	1,300
Common stock warrant liabilities	687	8,702
Current portion of long-term debt	80,105	8,076
Total current liabilities	125,400	63,601
Long-term debt, less current portion	480	74,597
Other long-term liabilities	33,797	32,220
Deferred income tax liabilities	—	1,948
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2015 and 2014; 3,319 shares issued and outstanding at both December 31, 2015 and 2014	23,603	23,603
Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 200,000 authorized; 102,158 and 99,856 shares issued and outstanding at December 31, 2015 and 2014, respectively	10	10
Treasury stock, 19 shares	(97)	(97)
Additional paid-in capital	416,939	413,921
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(21,188)	(11,316)
Accumulated deficit	(427,240)	(248,564)
Total stockholders’ (deficit) equity	(36,576)	148,954
Total liabilities and stockholders’ (deficit) equity	$146,704	$344,923
See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues	$185,279	$206,980	$204,724
Cost of revenues	63,742	61,834	78,669
Amortization of acquired intangible assets	1,453	1,736	1,733
Gross profit	120,084	143,410	124,322
Operating expenses:
Research and development	17,767	16,799	14,190
In-process research and development	274	527	—
Sales and marketing	70,856	77,179	76,960
General and administrative	34,867	43,381	47,949
Amortization of acquired intangible assets	2,400	2,974	3,009
Goodwill and intangible assets impairment	165,171	—	—
Restructuring expenses	1,188	706	9,665
Litigation settlement expenses	—	—	45,982
Total operating expenses	292,523	141,566	197,755
Operating (loss) income	(172,439)	1,844	(73,433)
Other income (expense):
Interest income	53	10	6
Interest expense	(12,589)	(13,616)	(3,959)
Other income (expense), net	6,980	(33)	(1,662)
Total other income (expense)	(5,556)	(13,639)	(5,615)
Loss before income taxes	(177,995)	(11,795)	(79,048)
Income tax provision	681	1,087	3,179
Net loss	$(178,676)	$(12,882)	$(82,227)

Net loss per basic share	$(1.79)	$(0.13)	$(0.85)
Net loss per diluted share	$(1.79)	$(0.16)	$(0.85)

Shares used in calculating basic net loss per share	99,574	97,347	96,235
Shares used in calculating diluted net loss per share	99,574	97,735	96,235
See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(178,676)	$(12,882)	$(82,227)
Foreign currency translation adjustments	(9,872)	(15,193)	3,765
Comprehensive loss	$(188,548)	$(28,075)	$(78,462)
See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Common stock		Additional paid-in capital	Shareholder note receivable	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount
Balance at December 31, 2012	96,703	$10	$399,246	$—	$(97)	$112	$(153,455)	$245,816
Stock-based compensation	—	—	2,590	—	—	—	—	2,590
Exercise of stock options	6	—	8	—	—	—	—	8
Repurchase and/or forfeiture of common stock	(142)	—	(172)	—	—	—	—	(172)
Shares issued for consulting services	354	—	1,488	—	—	—	—	1,488
Issuance of common stock in connection with license agreements	130	—	250	—	—	—	—	250
Forfeiture of common stock in connection with business acquisition	(328)	—	(561)	—	—	—	—	(561)
Issuance of common stock for employee stock purchase plan	500	—	719	—	—	—	—	719
Issuance of common stock for restricted share awards granted to employees	376	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	3,765	—	3,765
Net loss	—	—	—	—	—	—	(82,227)	(82,227)
Balance at December 31, 2013	97,599	10	403,568	—	(97)	3,877	(235,682)	171,676
Stock-based compensation	—	—	2,690	—	—	—	—	2,690
Exercise of stock options	21	—	29	—	—	—	—	29
Repurchase and/or forfeiture of common stock	(266)	—	(3)	—	—	—	—	(3)
Shares issued for consulting services	1,327	—	1,864	—	—	—	—	1,864
Issuance of common stock for employee stock purchase plan	608	—	671	—	—	—	—	671
Issuance of common stock for restricted share awards granted to employees	493	—	—	—	—	—	—	—
Shareholder note receivable	—	—	5,000	(5,000)	—	—	—	—
Issuance of common stock for acquired technology	74	—	102	—	—	—	—	102
Foreign currency translation adjustments	—	—	—	—	—	(15,193)	—	(15,193)
Net loss	—	—	—	—	—	—	(12,882)	(12,882)
Balance at December 31, 2014	99,856	10	413,921	(5,000)	(97)	(11,316)	(248,564)	148,954
Stock-based compensation	—	—	2,562	—	—	—	—	2,562
Exercise of stock options	5	—	—	—	—	—	—	—
Repurchase and/or forfeiture of common stock	(261)	—	—	—	—	—	—	—
Shares issued for consulting services	1,325	—	81	—	—	—	—	81
Issuance of common stock for employee stock purchase plan	868	—	375	—	—	—	—	375
Issuance of common stock for restricted share awards granted to employees	292	—	—	—	—	—	—	—
Issuance of common stock for acquired technology	73	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(9,872)	—	(9,872)
Net loss	—	—	—	—	—	—	(178,676)	(178,676)
Balance at December 31, 2015	102,158	$10	$416,939	$(5,000)	$(97)	$(21,188)	$(427,240)	$(36,576)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(178,676)	$(12,882)	$(82,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,031	18,385	26,277
Goodwill and intangible assets impairment	165,171	—	—
Stock-based compensation	2,643	4,554	4,078
Interest expense related to amortization of debt discount and debt issuance costs	4,695	6,700	368
In-process research and development	98	102	—
Provision for doubtful accounts	584	522	404
Provision for excess and obsolete inventory	2,156	3,539	11,652
Deferred income tax (benefit) provision	(333)	251	816
Other non-cash items	(4,363)	1,913	1,464
Changes in operating assets and liabilities:
Restricted cash	4,400	(6,750)	—
Accounts receivable	1,197	(1,028)	(1,940)
Inventories	(5,456)	(4,348)	(4,407)
Prepaid expenses and other current assets	2,472	4,863	450
Other assets	(6)	(276)	64
Accounts payable	3,209	(1,042)	(3,853)
Accrued expenses and other	(6,365)	(35,130)	55,171
Deferred revenue	(333)	356	(510)
Net cash provided by (used in) operating activities	10,124	(20,271)	7,807
Investing activities:
Purchases of property and equipment	(12,247)	(11,300)	(14,352)
Purchase of intangible assets	—	—	(750)
Cash paid for acquisitions	—	—	(4,000)
Cash received from sale of assets	—	300	—
Net cash used in investing activities	(12,247)	(11,000)	(19,102)
Financing activities:
Exercise of stock options	375	26	8
Borrowings under lines of credit	141,583	163,067	154,622
Repayments under lines of credit	(144,567)	(156,106)	(168,855)
Principal payments on capital lease obligations	(747)	(766)	(434)
Proceeds from issuance of notes payable	5,000	30,350	28,000
Principal payments on notes payable	(8,176)	(5,837)	(2,654)
Net cash (used in) provided by financing activities	(6,532)	30,734	10,687
Effect of exchange rate changes on cash	149	(1,073)	(288)
Net decrease in cash	(8,506)	(1,610)	(896)
Cash at beginning of period	19,735	21,345	22,241
Cash at end of period	$11,229	$19,735	$21,345

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,627	$5,885	$3,973
Cash paid for income taxes	$621	$565	$1,780
Purchases of property and equipment in accounts payable	$2,323	$1,638	$1,513
Purchase of property and equipment through capital leases	$243	$1,212	$—
Non-cash purchases of license agreements	$—	$—	$250
Non-cash debt discount	$—	$650	$—
Initial fair value of warrant liability	$—	$11,280	$—
See accompanying notes to consolidated financial statements.

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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of Alphatec and Alphatec Spine and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional capital. Additionally, as discussed below, the Company has a significant amount of debt that is classified as current debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Operating losses and negative cash flows may continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan, introduction of new products and expansion into new geographies.
The Company's amended and restated credit facility (the "Amended Credit Facility") with MidCap Financial, LLC ("MidCap") matures in December 2016, which will require the Company to refinance the Amended Credit Facility with MidCap or to seek alternative financing. In addition, as disclosed in Note 5 as of December 31, 2015 the Company has determined that it failed to comply with the fixed charge coverage ratio covenant under its Amended Credit Facility with MidCap for June, August, September, October and December of 2015 and January 2016. The Company’s default under the MidCap credit facility also constitutes an event of default under the facility agreement (the "Facility Agreement") with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively "Deerfield"). In 2016, MidCap and Deerfield provided waivers of the Company’s failure to comply with the fixed charge coverage ratio covenant during such periods and MidCap and Deerfield has provided waivers of such defaults. The Company can provide no assurance that it will be in compliance with the financial covenants in the future. If the Company does not obtain waivers from MidCap or Deerfield, they would have the right to call the debts due immediately, which would significantly impact the Company's ability to continue as a going concern. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns,

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the valuation of share based liabilities, deferred tax assets, fixed assets, inventory, investments, notes receivable and share-based compensation; and reserves for employee benefit obligations, restructuring liabilities, income tax uncertainties and other contingencies.
 Concentrations of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with established financial institutions. As of December 31, 2015, a substantial portion of the Company’s available cash funds is held in business accounts. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.
The Company’s customers are primarily hospitals, surgical centers and distributors and no single customer represented greater than 10 percent of consolidated revenues or accounts receivable for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.
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
Deferred revenues consist of sales transactions where circumstances indicate that collectibility is not reasonably assured due to payment terms, regional market risks or customer history. The Company defers the recognition of revenue until payments become due and cash is received from these distributors. As of December 31, 2015 and 2014, the balance in deferred revenue totaled $0.6 million and $1.3 million, respectively.
Restricted Cash
In March and November 2014, the Company borrowed and set aside cash for the payment of a portion of the Orthotec litigation settlement, which is subject to the terms of the facility agreement that it entered into with Deerfield on March 17, 2014. The Company classified this cash as restricted, because it may not be used for purposes other than payments of amounts due under the Orthotec litigation settlement agreement. As of December 31, 2015, the Company had $2.4 million classified as short-term restricted cash.
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
Inventories
Inventories are stated at the lower of cost or market, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have an expiration based on shelf life and are subject to demand fluctuations based on the availability and

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $16.3 million and $17.3 million of inventory was held at consigned locations as of December 31, 2015 and 2014, respectively.
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
Goodwill and Other Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with provisions which require that goodwill and other identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. The Company tests goodwill and intangible assets for impairment in December of each year, or more frequently if events and circumstances warrant. These assets are considered impaired if the Company determines that their carrying values may not be recoverable based on an assessment of certain events or changes in circumstances. If the assets are considered to be impaired, the Company recognizes the amount by which the carrying value of the assets exceeds the fair value of the assets as an impairment loss. In the third quarter of 2015, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of the goodwill, and an interim test of goodwill impairment was performed. The Company analyzed the carrying amount of goodwill for impairment under a two-part test in accordance with authoritative guidance.
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
The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margins, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate and terminal growth rate. For purposes of calculating the discounted cash flows, the Company used estimated revenue growth rates averaging between 3% and 13% for the discrete forecast period. Cash flows beyond the discrete forecast period were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates for publicly traded peer companies. Future cash flows were then discounted to present value at a discount rate of 13.5%, and terminal value growth rate of 3%. The Company's market capitalization was also considered in assessing the reasonableness of the Company’s fair value as determined in step one of the goodwill impairment test. The Company’s assessment resulted in a fair value that was lower than the Company’s carrying value of net assets at September 30, 2015.
Based upon step one of the interim impairment test, the Company determined that its goodwill was impaired and that step two of the test was required to measure the amount of goodwill impairment. As a result of step two, in the third quarter of 2015 the Company recorded a charge of $164.3 million, representing the write-off of the entire balance of goodwill. The Company finalized the step two test in the fourth quarter of 2015, which did not change the amount of the impairment charge.
The accounting provisions also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company is amortizing its intangible assets, other than goodwill, on a straight-line basis over a one to fifteen-year period. In connection with the step two goodwill impairment test above the Company determined that certain intangible acquired were impaired. As a result, in the third quarter of 2015, the Company recorded an impairment charge of $0.9 million to physician education intangible assets acquired in the Scient’x acquisition, which is included in cost of goods sold. Prior to the impairment, amortization of the physician education intangible assets had been recorded in amortization of acquired intangible assets within operating expenses.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign Currency
The Company’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s foreign subsidiaries include the Japanese Yen, the Euro, the Brazilian Real, the British Pound and the Hong Kong Dollar. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ (deficit) equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net in the accompanying consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, the Company recorded net foreign currency losses of approximately $1.2 million, $1.0 million and $1.7 million, respectively.
Warrants to Purchase Common Stock
Common stock warrants that contain compliance covenants and cash payment obligations are classified as common stock warrant liabilities on the consolidated balance sheet. The Company records the warrant liability at fair value and adjusts the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in the consolidated statements of operations.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of December 31, 2015 or December 31, 2014. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2013	$—
Issuance	11,280
Changes in fair value	(2,578)
Balance at December 31, 2014	8,702
Issuance	—
Changes in fair value	(8,015)
Balance at December 31, 2015	$687
Common stock warrant liabilities are measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (defined below) is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. The decrease in the fair value of the common stock warrant liabilities as of December 31, 2015 was primarily driven by the decrease in the Company's common stock price at December 31, 2015.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Shipment Cost
Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $3.8 million, $3.7 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation under provisions which require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including estimates of the future volatility of the Company’s share price, the expected term for its stock options, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.
The Company uses a Black-Scholes option pricing valuation model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes option pricing model is affected by the Company’s common stock price on the date of grant as well as assumptions regarding the following:

•
Estimated volatility is a measure of the amount by which the Company’s common stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2015 was based on a weighted-average volatility of its actual historical volatility over a period equal to the expected remaining life of the awards.

•
The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2015, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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
The Company accounts for stock option grants to non-employees in accordance with provisions which require that the non-employee awards are remeasured at each reporting period end and fair value of these instruments be recognized as an expense over the period in which the related services are rendered.
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
Valuation of Stock Option Awards
The assumptions used to compute the share-based compensation costs for the stock options granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.6-1.8%	1.8-1.9%	1.1-1.8%
Expected dividend yield	—	—	—
Weighted average expected life (years)	5.4-5.5	5.4-5.5	5.3-5.5
Volatility	59-68%	60-71%	75-76%

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Costs
The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$72	$274	$228
Research and development	286	2,080	719
Sales and marketing	359	470	459
General and administrative	1,926	1,730	2,672
Total	$2,643	$4,554	$4,078
The amounts provided above include stock-based compensation expense of $0.1 million, $1.9 million and $1.5 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements.
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Net Loss per Share
Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss for basic earnings per share	$(178,676)	$(12,882)	$(82,227)
Decrease in fair value of warrants	—	(2,578)	—
Diluted net loss attributable to common stockholders	$(178,676)	$(15,460)	$(82,227)
Denominator:
Weighted average common shares outstanding	100,385	98,138	97,111
Weighted average unvested common shares subject to repurchase	(811)	(791)	(876)
Weighted average common shares outstanding—basic	99,574	97,347	96,235
Effect of dilutive securities:
Conversion of preferred stock	—	—	—
Options	—	—	—
Warrants	—	388	—
Weighted average common shares outstanding—diluted	99,574	97,735	96,235
Net loss per share:
Basic	$(1.79)	$(0.13)	$(0.85)
Diluted	$(1.79)	$(0.16)	$(0.85)
As of December 31, 2015, 2014 and 2013, none of the outstanding shares of redeemable preferred stock were convertible to common stock.
The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	7,941	7,057	4,597
Warrants to purchase common stock	11,544	725	594
Unvested restricted stock awards	811	791	876
	20,296	8,573	6,067

 Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2014, the FASB issued guidance related to disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management will be required to make this evaluation for both annual and interim reporting periods and will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods thereafter. The Company is evaluating the impact of this guidance and expects to adopt the standard for the annual reporting period ending December 31, 2016.
In January 2015, the FASB issued new accounting guidance, which eliminates the concept of extraordinary items from GAAP, which required certain classification and presentation of extraordinary items in the income statement and disclosures. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In November 2015, the FASB issued new accounting guidance, which will require the presentation of deferred tax assets and liabilities be classified as noncurrent in a consolidated balance sheet. The Company has elected to early adopt this guidance during the fourth quarter of 2015. The adoption of this new guidance resulted in a reclassification in the Company’s deferred income taxes, net, being presented within other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2015. The Company did not retrospectively adjust the consolidated balance sheet as of December 31, 2014. The adoption did not have a material effect on the consolidated financial statements and had no impact on net income.
3. Balance Sheet Details
Accounts Receivable
Accounts receivable consist of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$39,380	$41,233
Less allowance for doubtful accounts	(1,061)	(793)
Accounts receivables, net	$38,319	$40,440

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories
Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$7,237	$5,020
Work-in-process	1,908	1,032
Finished goods	55,393	57,020
	64,538	63,072
Less reserve for excess and obsolete finished goods	(19,630)	(21,325)
Inventories, net	$44,908	$41,747

Property and Equipment
Property and equipment consist of the following (in thousands except for useful lives):

	Useful lives (in years)	December 31,
		2015	2014
Surgical instruments	4	$65,723	$62,872
Machinery and equipment	7	15,520	15,382
Computer equipment	3	3,984	3,180
Office furniture and equipment	5	3,746	3,789
Leasehold improvements	various	3,856	3,841
Building	39	65	65
Land	n/a	9	9
Construction in progress	n/a	354	1,320
		93,257	90,458
Less accumulated depreciation and amortization		(71,312)	(64,418)
Property and equipment, net		$21,945	$26,040
Total depreciation expense was $13.0 million, $12.2 million and $14.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.1 million are included in the construction in progress balance. At December 31, 2014, assets recorded under capital leases of $3.2 million were included in the machinery and equipment balance and $0.6 million are included in the construction in progress balance. Amortization of assets under capital leases is included in depreciation expense.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Intangible Assets
Intangible assets consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	December 31,
		2015	2014
Developed product technology	1	$21,633	$22,526
Distribution rights	4	2,100	2,095
Intellectual property	—	1,004	1,004
License agreements	1	16,714	16,716
Core technology	4	4,086	4,554
Trademarks and trade names	2	3,245	3,559
Customer-related	9	19,169	20,493
Distribution network	5	4,027	4,027
Physician education programs	—	2,513	2,802
Supply agreement	—	225	225
		74,716	78,001
Less accumulated amortization		(53,100)	(47,742)
Intangible assets, net		$21,616	$30,259
Total expense related to amortization of intangible assets was $6.1 million, $6.2 million and $11.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In 2015, the Company determined that the physician education intangible asset acquired in the Scient’x acquisition was impaired. As a result, the Company recorded a $0.9 million expense, which is included in goodwill and intangible impairment in the year ended December 31, 2015. Prior to the impairment, amortization of the physician eduction intangible asset had been recorded in amortization of acquired intangible assets within operating expenses.
On June 19, 2015, the Company entered into an exclusive distribution agreement with a third party to market a biologic product that would replace its existing NEXoss Synthetic Bone Graft. The Company expensed $0.3 million as an impairment charge in cost of goods sold for the write-off of an intangible asset related to this product. Additionally, due to a revised marketing strategy for the Company's Epicage interbody fusion device, the Company evaluated the related intangible asset for impairment in June 2015. As a result of this impairment analysis the Company expensed $0.9 million as an impairment charge in cost of goods sold for the write-off of an intangible asset related to this product.
During 2013, the Company decided to discontinue marketing and selling of an adult stem cell product sold under the Company's private label name of PureGen and two additional products. The Company expensed $1.3 million as impairment charges in cost of goods sold in the year ended December 31, 2013 for the write-off of intangible assets related to these products.
The future expected amortization expense related to intangible assets as of December 31, 2015 is as follows (in thousands):

Year Ending December 31,
2016	$4,001
2017	3,995
2018	2,844
2019	2,410
2020	1,811
Thereafter	6,555

Total	$21,616

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Goodwill
The changes in the carrying amount of goodwill from December 31, 2014 through December 31, 2015 were as follows (in thousands):

	2015	2014
Balance at January 1	$171,333	$183,004
Impairment charge	(164,266)	—
Effect of foreign exchange rate on goodwill	(7,067)	(11,671)
Balance at December 31	$—	$171,333

Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Commissions and sales milestones	$5,920	$6,259
Payroll and payroll related	5,577	8,291
Litigation settlements	4,400	7,393
Accrued professional fees	2,203	2,342
Royalties	1,578	2,129
Restructuring and severance accruals	1,358	849
Accrued taxes	1,074	1,344
Accrued interest	999	946
Other	6,682	5,840
Total accrued expenses	$29,791	$35,393

4. License and Consulting Agreements
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

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In November 2010, the Company and PST entered into a fifth amendment to the OsseoScrew License Agreement. The fifth amendment includes (i) a milestone payment of a $1.5 million and the issuance of $1.0 million in shares of the Company’s common stock upon market launch in Europe; and (ii) royalty payments based on net sales of licensed products with minimum annual royalties beginning at the end of 2011. During the fourth quarter of 2010, the Company recorded an intangible asset of $2.5 million for a milestone payment required upon market launch in Europe which consisted of the cash payment of $1.5 million and $1.0 million in shares of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product. The total number of shares of common stock that were issued on December 15, 2010 was 452,488.
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
License Agreement with Helix Point, LLC
In February 2009, the Company entered into a license agreement (the “Helifuse/Helifix License Agreement”) with Helix Point, LLC (“Helix Point”) that provides the Company with a worldwide exclusive license (excluding the People’s Republic of China) to develop and commercialize Helix Point’s proprietary intellectual property related to a device for the treatment of spinal stenosis. The financial terms of the Helifuse/Helifix License Agreement include: (i) a cash payment of $0.2 million payable following the execution of the Helifuse/Helifix License Agreement; (ii) the issuance of $0.4 million of shares of the Company’s common stock following the execution of the Helifuse/Helifix License Agreement; (iii) development and sales milestone payments in cash and the Company’s common stock; and (iv) a royalty payment based on net sales of licensed products, with minimum annual royalties beginning in the year after the first commercial sale of a licensed product. During the third quarter of 2010, the Company recorded an intangible asset of $0.2 million for the assets received as this product is cleared for sale in Europe and technological feasibility is considered to have been achieved. Based on the analysis of the estimated remaining useful life of this asset performed in 2015, the Company has accelerated amortization so that the carrying value of this asset will be fully amortized by December 2016.

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
Distribution Agreement with Parcell Spine, LLC
In January 2010, the Company entered into an exclusive distribution agreement (the “Parcell Agreement”) with Parcell Spine, LLC (“Parcell Spine”), which provides the Company with the exclusive right to distribute Parcell Spine’s proprietary adult stem cells for the treatment of spinal disorders under either Parcell’s trademarks or Alphatec Spine’s private label. The financial terms of the Parcell Agreement include: (i) a cash payment of $0.5 million payable following the execution of the Parcell Agreement; (ii) a milestone payment consisting of $1.0 million in cash and the issuance of $1.0 million of shares of the Company’s common stock following the successful completion of a pre-clinical study; and (iii) sales milestone payments in cash and the Company’s common stock. In 2010, the Company recorded an intangible asset of $1.5 million for a milestone payment required upon market launch when the product became commercially ready for sale which consisted of a cash payment of $0.5 million and $1.0 million worth of the Company’s common stock. The Company is amortizing this asset over seven years, the estimated life of the product.
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
Biologic Supply Agreement
In June 2015, the Company entered into an exclusive distribution agreement with a third party supplier pursuant to which the Company acquired exclusive worldwide distribution rights to market a synthetic biologic product under the Company's own brand name (the "Biologic Supply Agreement"). The Biologic Supply Agreement requires the Company to make minimum payments to the third party supplier for the Company's worldwide distribution rights under the agreement to remain exclusive.
Asset Purchase Agreement

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2014, the Company entered into an asset purchase and product development services agreement (the "Asset Agreement") whereby the Company purchased rights to the conceptual design for an intervertebral implant device. The financial terms of the Agreement include payments in cash and the Company's common stock upon achievement of various milestones. The Company accounted for this arrangement as an asset acquisition. In the year ended December 31, 2014, the Company made cash payments totaling $0.2 million and issued 72,992 shares of the Company's common stock valued at $0.1 million. The Company recognized the cash and stock payments of $0.3 million as in-process research and development expense in the year ended December 31, 2014. Under the terms of the Asset Agreement as amended in 2015 the Company was obligated to pay $0.2 million cash compensation and issue 72,992 shares of the Company's common stocks valued at less than $0.1 million. The Company expensed $0.3 million as in-process research and development in the year ended December 31, 2015.
5. Debt
MidCap Loan and Security Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million and extended the maturity to August 2016. In July 2015, the Company further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of December 31, 2015, the Amended Credit Facility consisted of a $38 million term loan, $28 million of which was drawn at closing, the remaining $5 million of which was drawn in April 2014, a $5 million term loan drawn in July 2015 and a revolving line of credit with a maximum borrowing base of $40 million, of which $28.8 million was outstanding at December 31, 2015. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate bears interest at LIBOR plus 6.0%, reset monthly. At December 31, 2015, the revolving line of credit carries an interest rate of 6.2% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.3 million of the principal for the term loan were made beginning in October 2013, increasing to $0.5 million beginning in October 2014, and are due through maturity, with the remaining principal due upon maturity.
In connection with the execution of the Amended Credit Facility, the Company incurred approximately $0.4 million in costs, which were capitalized as debt issuance costs within the consolidated balance sheet as of December 31, 2014. At December 31, 2015, $0.2 million remains as unamortized debt issuance costs related to the prior and Amended Credit Facility within the consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The First Amendment to the Amended Credit Facility added a total leverage ratio financial covenant.The Amended Credit Facility also provides for several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
The Company was in compliance with all of the covenants of the Amended Credit Facility as of December 31, 2015, except for the non-compliance disclosed in Note 1. The Company has obtained a waiver from MidCap to cure the breach of the fixed charge coverage ratio covenant for each of June, August, September, October, November and December of 2015 and

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2016. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.
During the year ended December 31, 2015, the Company repaid $144.6 million and drew an additional $141.6 million on its working capital line of credit under the Amended Credit Facility. The balance of the line of credit and the term loan as of December 31, 2015 and 2014 was $28.8 million and $28.0 million, respectively. Amortization of the debt discount and debt issuance costs, accretion of the finance charge and non-cash extinguishment of debt costs, which were recorded as non-cash interest expense, totaled $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense for the term loans and the Company’s working capital line of credit, excluding debt discount and debt issuance cost amortization, accretion of the additional finance charge and extinguishment of debt costs, totaled $5.3 million, $5.3 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
On March 11, 2016, the Company entered into a third amendment and waiver to the Amended Credit Facility with MidCap (the "Third Amendment to the Amended Credit Facility"). The Third Amendment to the Amended Credit Facility extends the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment also contains a waiver of the December 2015 defaults under the Facility Agreement, provides a waiver for the fixed charge coverage ratio for January 2016 and eliminates the fixed charge coverage ratio covenant for February 2016.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015 (the “Draw Period”), provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 6 below. Following such initial draw down, the Company was permitted to draw down additional amounts under the Facility Agreement up to an aggregate $15 million for working capital or general corporate purposes in $2.5 million increments until the end of the Draw Period. The Company agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement bear interest at a rate of 8.75% per annum and are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
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
On March 20, 2014, the Company made an initial draw of $20.0 million under the Facility Agreement and received net proceeds of $19.5 million to fund the portion of the Orthotec settlement payment obligations that were due in 2014. The $0.5 million transaction fee was recorded as a debt discount and is being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 4,000,000 shares of common stock, which were valued at $4.7 million and recorded as a debt discount and is being amortized over the term of the draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6.0 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the debt using the effective interest method.
On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permitted the Company, among other things, to enter into and borrow the additional $5 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, Orthotec settlement payments of $23.0 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $2.4 million. These proceeds are classified as short-term restricted cash, as their use is limited by the terms of the Facility Agreement to the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on January 1, 2016. The amounts borrowed under the Facility Agreement, which total $26.0 million in principal as of December 31, 2015, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
The Facility Agreement contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. As security for our repayment of our obligations under the Facility Agreement, the Company granted to Deerfield a security interest in substantially all of our property and interests in property, which is subordinated to the security interest granted under the Amended Credit Facility. As a result of the Company's non-compliance with the MidCap fixed charge coverage ratio covenant, the Company was in cross-default of the Facility Agreement, for which the Company received a waiver from Deerfield for the months of June, August, September, October, November and December of 2015. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future, which would result in a cross-default under the Facility Agreement in which case Deerfield would have the right to call the debt outstanding under the Facility Agreement due immediately. Accordingly, the amounts borrowed under the Facility Agreement are presented on the consolidated balance sheet as of December 31, 2015 under current liabilities, net of unamortized issuance discount.
On February 5, 2016, the Company entered into a Limited Waiver and Second Amendment to the Facility Agreement (the “Second Amendment”) with Deerfield. The Second Amendment increases the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, the Second Amendment provides that the Company may elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Facility Agreement and bear interest at the interest rate of 14.75% per annum (the “PIK Interest”). All accrued and unpaid PIK Interest is due and payable when the outstanding amounts under the Facility Agreement are due and payable thereunder or are fully repaid, whichever occurs first. The Second Amendment also contains an amendment fee in the amount of $0.6 million, which is due and payable in installments of $0.2 million on each of the third, fourth and fifth anniversaries of the Facility Agreement; provided, that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement are due and payable or are fully repaid, whichever occurs first. The Second Amendment also changes the date March 31, 2017 to March 31, 2018, as the date through which the Company must pay interest in the event the Company prepays amounts outstanding under the Facility Agreement prior to such date. The Second Amendment also contains a waiver of the defaults under the Facility Agreement discussed in Note 1.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Debt Agreements
The Company has various capital lease arrangements. The leases bear annual interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018.
Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Amended Credit Facility with MidCap	$56,799	$60,390
Facility Agreement with Deerfield	26,000	26,000
Note payable related to software license purchases	189	250
Financing agreements for premiums on insurance policies	1,599	1,580
Total	84,587	88,220
Add: capital leases (See Note 6)	1,277	1,784
Less: debt discount	(5,279)	(7,331)
Total	80,585	82,673
Less: current portion of long-term debt	(80,105)	(8,076)
Total long-term debt, net of current portion	$480	$74,597
Principal payments on debt are as follows as of December 31, 2015 (in thousands):

Year Ending December 31,
2016 (1)	$58,587
2017 (1)	8,667
2018 (1)	8,667
2019 (1)	8,666

Total	84,587
Add: capital lease principal payments	1,277
Less: debt discount	(5,279)

Total	80,585
Less: current portion of long-term debt (1)	(80,105)

Long-term debt, net of current portion	$480

(1) The amounts above are presented based on the contractual payment schedule in each of the respective agreements.
However, the debt balances under the Amended Credit Facility and Facility Agreement were callable as of December 31, 2015 due to the event of default (See Note 1) and therefore, are presented as a current liability in the consolidated balance sheet as of December 31, 2015.

6. Commitments and Contingencies
Leases
During 2008, the Company entered into a lease agreement and sublease agreement in order to consolidate the use and occupation of its then existing premises into two adjacent facilities, as described below. The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2018, and certain equipment under capital leases which expire on various dates through 2017.
In February 2008, the Company entered into a sublease agreement (the “Sublease”), for office, engineering, and research and development space. The Sublease term commenced May 2008 and ended on January 31, 2016. The Company renewed this Sublease in January 2016 with a commitment through July 2021.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The Company was obligated under the Sublease to pay base rent and certain operating costs and taxes for the building. Monthly base rent payable by the Company was approximately $80,500 during the first year of the Sublease, increasing annually at a fixed annual rate of 2.5% to approximately $93,500 per month in the final year of the Sublease. The Company’s rent was abated for months one through seven of the Sublease. At the sublease inception, the Company paid a security deposit in the amount of approximately $93,500.
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
Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2016	$2,268	$877
2017	823	437
2018	304	68
2019	170	—
2020	5	—
Thereafter	—	—
	$3,570	1,382
Less: amount representing interest		(105)
Present value of minimum lease payments		1,277
Current portion of capital leases		(797)
Capital leases, less current portion		$480
Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $3.4 million and $3.8 million, respectively.
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
7. Redeemable Preferred Stock
The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2015, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2015 and 2014.
The redeemable preferred stock is presented separately from stockholders’ (deficit) equity in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share will be reported as a dividend.

8. Equity Transactions
Deerfield Warrants
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
The Company agreed that upon each disbursement borrowing under the Facility Agreement, the Company would issue to Deerfield Draw Warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price equal to the lesser of the Initial Warrant exercise price or the average daily volume weighted average price per share of the Company’s common stock for the 15 days following the request for borrowing. The number of Draw Warrants issued for each draw is in proportion to the amount of draw compared to the total $50 million facility.
The Initial Warrants were valued on March 17, 2014 using a Black-Scholes option pricing model that resulted in a value of $5.7 million, which was recorded as a current liability with an offset to a deferred charge asset and will be amortized on a straight line basis through interest expense over the term of the Facility Agreement commitment period ended January 30, 2015. To the extent the Company draws on the $50 million Facility Agreement, a proportionate amount of the unamortized current deferred charge are reclassified as debt discount and are being amortized through interest expense over the term of the debt using the effective interest method.
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
On November 21, 2014, the Company made a second draw of $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments payable through 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 1,200,000 shares of common stock at an exercise price of $1.39, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the draw.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock outstanding were revalued to their fair value with a gain recorded to to other income (expense) of $8.0 million for the year ended December 31, 2015. The warrant liability of $0.7 million is recorded as common stock warrant liabilities within current liabilities on the consolidated balance sheet as of December 31, 2015.
At December 31, 2015, the Company's outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

December 31, 2015
Risk-free interest rate	1.3%
Dividend yield	—%
Expected volatility	70%
Expected life (years)	4.3
SVB Warrants
 In December 2011, in connection with the third amendment to former credit facility with the SiliconValley Bank ("SVB"), finance charges totaling $0.2 million were waived in exchange for the issuance to SVB of warrants to purchase 93,750 shares of the Company’s common stock. The warrants are immediately exercisable, can be exercised through a cashless exercise, have an exercise price of $1.60 per share and have a 10-year term.

9. Stock Benefit Plans and Stock-Based Compensation
In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan allows for the grant of options, restricted stock and restricted stock unit awards to employees, directors, and consultants of the Company. Since its adoption, the 2005 Plan has had 17,400,000 shares of common stock reserved for issuance. The Board of Directors determines the terms of the restricted stock, the terms of the restricted stock units, and the terms of the stock options, including the number of shares for which each option is granted, the exercise price, vesting schedule, expiration date, and whether restrictions will be imposed on the shares subject to options. Options granted under the 2005 Plan expire no later than 10 years from the date of grant (5 years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. At December 31, 2015, approximately 3.8 million shares of common stock remained available for issuance under the 2005 Plan. The 2005 Plan will expire in April 2016.
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
Stock Options

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity under the 2005 Plan and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	8,267	$2.08	7.35	$71
Granted	457	$1.28	—	—
Exercised	(5)	$—	—	—
Forfeited	(1,081)	$2.10	—	—
Outstanding at December 31, 2015	7,638	$2.03	6.36	$—
Options vested and exercisable at December 31, 2015	5,170	$2.25	5.63	$—
Options vested and expected to vest at December 31, 2015	7,304	$2.05	6.25	$—
The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $1.28, $0.81 and $1.09, respectively. The aggregate intrinsic value of options at December 31, 2015 is based on the Company’s closing stock price on that date of $0.30 per share.
As of December 31, 2015, there was $2.4 million of unrecognized compensation expense for stock options and awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years. The total intrinsic value of options exercised was immaterial for the years ended December 31, 2015, 2014 and 2013.
Restricted Stock Awards
The following table summarizes information about the restricted stock awards activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2014	690	$1.60	1.83
Awarded	291	$1.36
Vested	(243)	$1.44
Forfeited	(5)	$1.80
Unvested at December 31, 2015	733	$1.55	0.88
The weighted average fair value per share of awards granted during the years ended December 31, 2015, 2014 and 2013 was $1.36, $1.32 and $1.97, respectively.
Performance-Based Restricted Stock Units
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
In February 2015, the Company granted 1,854,000 PSUs to certain employees under its 2005 Plan. The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 1, 2015 through December 31, 2017. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share based on the closing price of the Company's common stock on the date of grant.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The related compensation expense was $0.2 million, $0.2 million and $0.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2014	854	$1.42	2.00
Awarded	1,854	$1.34
Vested	—	$—
Forfeited	(338)	$1.36
Unvested at December 31, 2015	2,370	$1.37	1.67
Elite Medical Holdings and Pac 3 Surgical Collaboration Agreement
In October 2013, the Company entered into a three-year collaboration agreement with Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC (the "Collaborators") (the "Collaboration Agreement") to provide consultation services to assist the Company in the development of its products and its products in development. Under the terms of the collaboration agreement, the Company will gain exclusive rights to the use of all intellectual property developed by the collaborators. The Company agreed to make three annual payments to the collaborator as sole consideration for services provided, totaling an aggregate of up to $8 million, paid in common stock of Alphatec Holdings at a per share price of $1.95, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the Collaboration Agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months.
On November 2, 2015, the Company entered into a first amendment (the "First Amendment") to the Collaboration Agreement. Pursuant to the First Amendment, in exchange for a "lock up" restriction on selling or transferring each tranche of shares issued to the Collaborators and a maximum value cap, as discussed below, the Company has agreed to make a cash payment to the Collaborators in the event that the shares in such tranche do not have a minimum amount of value based on the market value of the Company’s common stock at the end of the lock up period applicable to such tranche of shares. In addition, in the event that at the end of a lock up period the value of a tranche of shares issued to the Collaborators exceeds a certain amount, the Collaborators have agreed to forfeit shares back to the Company, so as to limit the maximum amount of value derived from such shares at the end of a lock up period. Pursuant to the First Amendment, the shares issued to the Collaborators in each of 2014, 2015 and 2016 are subject to a lock up that lasts until the first quarter of 2017, 2018 and 2019, respectively. The valuation of each tranche of shares occurs at the end of the applicable lock up period.
Based on the closing price of the Company’s common stock on December 31, 2015, the Company has recorded a guaranteed compensation liability of $4.9 million for shares of the Company’s common stock previously issued under the Collaboration Agreement, with $2.2 million payable in January of 2017, $2.2 million payable in January of 2018 and $0.5 million payable in January of 2019. This liability is presented under other long-term liabilities in the consolidated balance sheet. In addition, based on the closing price of the Company’s common stock on December 31, 2015, the Company would have an additional cash liability of $2.1 million for shares of the Company’s common stock issuable under the remaining terms of the Collaboration Agreement (assuming that all of the shares issuable under the Collaboration Agreement are issued) payable in 2019 in addition to the amount accrued above. If the Collaborators elect to sell, assign or transfer: (i) more than 20% of the shares issued to the Collaborators prior to the first valuation date; or (ii) any of the Collaborator shares still subject to a lockup after the first valuation date, all of the aforementioned restrictions on transfer and valuation minimums and maximums are null and void.
As of December 31, 2015, the Company has issued 2,780,787 shares of its common stock under this agreement and recorded expense of $4.9 million, $1.9 million and $0.5 million in the years ended December 31, 2015, 2014 and 2013, respectively, which is included in research and development expenses.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2015
Stock options outstanding	7,638
Awards outstanding	733
Performance restricted stock units outstanding	2,370
Warrants outstanding	11,544
Authorized for future grant under 2005 Plan	3,840

26,125

10. Income Taxes
The components of the pretax loss from operations for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. Domestic	$(90,342)	$(8,106)	$(9,264)
Foreign	(87,653)	(3,689)	(69,784)
Pretax loss from operations	$(177,995)	$(11,795)	$(79,048)
The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
Federal	$221	$—	$(21)
State	149	145	186
Foreign	634	526	2,525
Total current	1,004	671	2,690
Deferred income tax (benefit) expense:
Federal	(1,363)	238	229
State	(154)	24	15
Foreign	1,194	154	245
Total deferred	(323)	416	489
Total income tax expense	$681	$1,087	$3,179

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	December 31,
	2015	2014	2013
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(0.3)	(1.1)	(0.1)
Stock-based compensation	0.3	6.2	0.5
Foreign taxes	0.2	3.4	1.1
Tax credits	(0.3)	(3.3)	(0.4)
Deemed foreign dividend	0.1	—	—
Fair market value adjustments	(1.6)	(7.6)	—
Intercompany debt forgiveness and other permanent adjustments	0.6	3.1	9.5
Goodwill impairment	29.1	—	—
Tax rate adjustment	0.4	0.4	0.2
Uncertain tax positions	(0.1)	5.3	2.7
Other	3.1	0.2	(0.4)
Valuation allowance	3.8	37.5	25.9
Effective income tax rate	0.3%	9.1%	4.0%
The 2015 provision for income taxes primarily consists of goodwill impairment, an increase in unrecognized tax benefits associated with the European operations, tax expense related to non-income based state tax in the U.S., an increase in the valuation allowance for Japanese deferred tax assets and current year income in Japan and Brazil.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowances and reserves	$955	$818
Accrued expenses	2,331	3,674
Inventory reserves	9,631	8,532
Net operating loss carryforwards	43,427	41,965
Property and equipment	2,420	1,976
Stock-based compensation	2,377	2,168
Legal settlement	11,806	1,204
Goodwill	3,362	—
Income tax credit carryforwards	3,235	2,218
Total deferred tax assets	79,544	62,555
Valuation allowance	(63,612)	(58,781)
Total deferred tax assets, net of valuation allowance	15,932	3,774
Deferred tax liabilities:
Investment in foreign partnership	15,467	—
Intangible assets	465	2,881
Goodwill	—	1,518
Total deferred tax liabilities	15,932	4,399
Net deferred tax assets (liabilities)	$—	$(625)

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2015, a valuation allowance of $63.6 million has been established against the net deferred tax assets as realization is uncertain. The deferred tax liabilities consist primarily of the excess of the book value over the tax basis of their investment in the foreign partnership.
In determining the need for a valuation allowance the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company determined that a full valuation allowance should be recorded against all deferred tax assets at December 31, 2015.
At December 31, 2015, the Company has unrecognized tax benefits of $10.4 million of which $8.9 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.
The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Unrecognized tax benefit at the beginning of the year	8,861	7,835	5,897
Additions based on tax positions related to the current year	859	1,050	1,664
Additions based on tax positions related to the prior year	1,144	391	221
Reductions as a result of lapse of applicable statute of limitations	(76)	(40)	(20)
Reductions as a result of foreign exchange rates and other	(429)	(375)	73
Unrecognized tax benefits at the end of the year	$10,359	$8,861	$7,835

 The Company believes it is reasonably possible it will not materially reduce its unrecognized tax benefits within the next 12 months.
The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2015, accrued interest and penalties were $1.2 million, which primarily relates to the uncertain tax positions of the Scient’x operations. During 2015, there was an increase of $0.1 million in the accrued interest and penalties related to the uncertain tax positions of the Scient’x operations.
At December 31, 2015, the Company had federal and state net operating loss carryforwards of $91.1 million and $90.4 million, respectively, expiring at various dates through 2035. At December 31, 2015, the Company had federal and state research and development tax credits of $3.3 million and $3.0 million, respectively. The federal research and development tax credits expire at various dates through 2035, while the state credits do not expire. The Company had foreign net operating loss carryforwards of $37.6 million beginning to expire in 2018. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income.
The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2015 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under current GAAP, in a classified statement of financial position, deferred tax assets and liabilities are separated into a current amount and a non-current amount on the basis of the classification of the related asset or liability for financial reporting.  Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016.  Accounting Standards Update 2015-17 also provides for early adoption for all entities as of the beginning of an annual period.  For the year ended December 31, 2015, the Company has elected to early adopt Accounting Standards Update 2015-17 and presents all of its deferred tax assets and liabilities as non-current for the period ended December 31, 2015.  The Company has applied the Standard on a prospective basis.  Therefore, the classification of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 has not been changed from the original presentation.
11. Segment and Geographical Information
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable business segment.
 During the years ended December 31, 2015, 2014 and 2013, the Company operated in two geographic regions, consisting of the U.S. region and the International region. The International region consists of locations outside of the U.S. In the International region, sales in Japan for the years ended December 31, 2015, 2014 and 2013 totaled $33.0 million, $31.9 million and $28.0 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such years. For the years ended December 31, 2015, 2014 and 2013, sales in other individual countries included in the International region did not exceed 10 percent of consolidated revenues.
Revenues attributed to the geographic location of the customers were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$114,578	$137,060	$134,951
International	70,701	69,920	69,773
Total consolidated revenues	$185,279	$206,980	$204,724
Total assets by geographic region were as follows (in thousands):

	December 31,
	2015	2014
United States	$97,967	$200,978
International	48,737	143,945
Total consolidated assets	$146,704	$344,923
12. Related Party Transactions
For the years ended December 31, 2015, 2014 and 2013, the Company incurred costs of less than $0.1 million, $0.2 million and $0.2 million, respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses. John H. Foster, who was one of the Company's directors until March 2, 2016 is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.
Indemnification Agreements
The Company has entered into indemnification agreements with certain of its directors, which are named defendants in the Orthotec litigation matter in New York (See Note 6). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the years ended December 31, 2015, 2014 and 2013, the Company paid less than $0.1 million, less than $0.1 million and $1.7 million,

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 6).
13. Retirement Plan
The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Matching contributions vest after one year of service. The Company’s total contributions to the 401(k) plan were $0.6 million in each of the years ended December 31, 2015, 2014 and 2013.
14. Restructuring Activities
In 2013, the Company announced that Scient'x began a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure and in 2015 the Company iniitated plans to close its French operations. The restructuring included a reduction in Scient'x's workforce and closing of the manufacturing facilities in France. The Company has recorded total costs of $10.6 million through December 31, 2015, which includes employee severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs, and contract termination costs. The Company has substantially completed the activities associated with the restructuring as of December 31, 2015, and majority of the related liabilities have been settled.
In connection with the restructuring plan, the Company modified its estimate of inventory and instrument net book value at its Scient'x entities based on revised global demand. The Company recorded an additional inventory reserve of $4.9 million in the year ended December 31, 2013 which is included in cost of goods sold within the consolidated statements of operations.
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. Restructuring liabilities are measured at fair value and recognized as incurred. The restructuring will be completed in 2016 and the Company estimates that it will incur termination benefits, accelerated depreciation, facility closing and other restructuring costs of up to $4 million. The Company incurred expenses of $2.2 million in the year ended December 31, 2015 related to these restructuring activities.

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
As part of the settlement, we agreed to pay Cross an initial payment of $5 million, which was paid in January 2012. In addition to the initial payment, we agreed to make thirteen quarterly payments of $1 million beginning on August 1, 2012, with each subsequent payment due three months thereafter until the final payment in August 2015. The remaining cash obligations totaling $3 million were paid in 2015. In addition, pursuant to the settlement, the parties have exchanged covenants not to sue for patent infringement with respect to products that each respective company had on the market as of December 30, 2011.

ALPHATEC HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2015 and 2014 are as follows (in thousands, except per share data):

	Year ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$48,647	$46,633	$42,996	$47,003
Gross profit	32,943	27,527	28,479	31,135
Total operating expenses	31,801	30,354	193,427	36,941
Net loss	(4,561)	(3,947)	(160,265)	(9,903)
Net loss per basic share (1)	(0.05)	(0.04)	(1.61)	(0.10)
Net loss per diluted share (1)	(0.05)	(0.04)	(1.61)	(0.10)

	Year ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Selected quarterly financial data:
Revenue	$49,173	$53,167	$51,013	$53,627
Gross profit	33,294	36,120	36,306	37,690
Total operating expenses	37,996	34,279	34,574	34,717
Net loss	(6,673)	(2,895)	(3,041)	(273)
Net loss per basic share (1)	(0.07)	(0.03)	(0.03)	0.00
Net loss per diluted share (1)	(0.07)	(0.03)	(0.04)	(0.03)

(1)
Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts will not necessarily equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Doubtful Accounts (1)	Reserve for Excess and Obsolete Inventories (2)
	(In thousands)
Balance at December 31, 2012	$1,074	$17,222
Provision	404	11,652
Write-offs and recoveries, net	(430)	(4,928)
Balance at December 31, 2013	1,048	23,946
Provision	522	3,539
Write-offs and recoveries, net	(777)	(6,160)
Balance at December 31, 2014	793	21,325
Provision	584	2,159
Write-offs and recoveries, net	(315)	(3,854)
Balance at December 31, 2015	$1,062	$19,630

(1)	The provision is included in selling expenses.

(2)	The provision is included in cost of revenues.