Form 10-K/A
period 2015-12-31
Alphatec Holdings, Inc.
filed 2016-04-29
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________
Form 10-K/A
(Amendment No. 1)
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
The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 15, 2016 was 102,147,507.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Alphatec Holdings, Inc. (the “Company,” “we,” “our,” “us” or “Alphatec”) for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2016 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing because the Company has not and will not file a definitive proxy statement within 120 days after the end of its 2015 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to update the Exhibit List and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except for the foregoing, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing, as information in such filing may update or supersede certain information contained in this Form 10-K/A.
Forward-Looking Statements
This Form 10-K/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section entitled “Special note Regarding Forward-Looking Statements” and in the Risk Factors in Item 1A of our Original Filing and in our subsequent filings with the SEC. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ALPHATEC HOLDINGS, INC.
FORM 10-K/A
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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
As of April 29, 2016, our Board of Directors, or the Board, consisted of eight directors: Leslie H. Cross, Mortimer Berkowitz III, R. Ian Molson, Stephen E. O’Neil, Siri S. Marshall, James M. Corbett, Tom C. Davis and Donald A. Williams.
Set forth below are the names of the persons nominated as directors, their ages, their offices in the Company if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his or her resignation or the date when his or her successor is duly appointed and qualified. Additionally, set forth below is information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this report that each person listed below should serve as a director.

Name	Age
Leslie Cross, Chairman of the Board of Directors(1)	65
Mortimer Berkowitz III(1)	62
R. Ian Molson(1)(2)(3)	61
Stephen O’Neil(2)	83
Siri Marshall(3)	67
James Corbett, President and Chief Executive Officer and Director(1)	58
Tom Davis(2)	67
Donald Williams(3)	57

(1)	Member of Executive Committee.

(2)	Member of the Nominating, Governance and Compensation Committee. Mr. Molson is Chairman of the committee.

(3)	Member of the Audit Committee. Mr. Williams is Chairman of the committee.
Leslie Cross has served as the Chairman of the Board of Directors since July 2011, and has served as a director since March 2011. Mr. Cross also served as our Chief Executive Officer from February 2012 to May 2014. Mr. Cross is the former President and Chief Executive Officer of DJO Global, Inc. Mr. Cross served as a Director of DJO Global until December, 2012. DJO Global is a manufacturer and worldwide leading distributor of electrotherapy products for pain therapy and rehabilitation, clinical devices for the treatment of patients in physical therapy clinics, knee, hip and shoulder implant products, and orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. Mr. Cross has held principal executive roles at DJO Global and its predecessors since 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990.
The Board selected Mr. Cross to serve as a director and our Chairman because of his knowledge and experience in the medical device industry and his experience at DJO Global, each of which contribute to the breadth of knowledge of the Board.
Mortimer Berkowitz III has served as a member of the Board of Directors since March 2005. From April 2007 through July 2011, he served as the Chairman of the Board of Directors of us and Alphatec Spine. Since August 2011, Mr. Berkowitz has served as the Chairman of the Executive Committee of the Board of Directors. He is currently a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, LP, and President, a member of the Board of Managers and a managing director of HealthpointCapital, LLC. He has held the position with HGP, LLC since its formation in August 2002, the positions of managing director and member of the Board of Managers of HealthpointCapital, LLC since its formation in July 2002 and the position of President of HealthpointCapital, LLC since February 2005. Prior to joining HealthpointCapital, LLC, Mr. Berkowitz was managing director and co-founder of BPI Capital Partners, LLC, a private equity firm founded in 1990. Prior to 1990, Mr. Berkowitz spent 11 years in the investment banking industry with Goldman, Sachs & Co., Lehman Brothers Incorporated and Merrill Lynch & Co. He is Chairman of the Board of Directors of Blue Belt Holdings, Inc., a surgical robotics company, a director of BioHorizons, Inc., a privately-held dental implant company, and a director of MicroDental Inc., a leading dental laboratory company, all of which are HealthpointCapital portfolio companies. He also serves on the Leadership Council of the Harvard School of Public Health.
The Board selected Mr. Berkowitz to serve on the Board because of his investment and financial expertise and experience in the orthopedics and spine industries, each of which contribute to the breadth of knowledge of the Board.

R. Ian Molson has served as a Director of us and Alphatec Spine since July 2005. Mr. Molson has served as a Director of Cayzer Continuation PCC, an investment company, since September 2004. Mr. Molson has served as a Director of HealthpointCapital, LLC since 2004. Mr. Molson has served as a Director since December 2009 and Deputy Chairman since December 2010 of Central European Petroleum Ltd. Since October 2013, Mr. Molson has also served as Chairman of RM2. Since December 2010 Mr. Molson has also served as Chairman of the Royal Marsden NHS Foundation Trust and the Royal Marsden Hospital Charity. From June 1996 until May 2004 Mr. Molson served as a Director of Molson, Inc., a leader in the brewing industry. From June 1999 until May 2004 he also served as Deputy Chairman and Chairman of the Executive Committee at Molson, Inc. Between 1977 and 1997, he was employed by Credit Suisse First Boston in various capacities, including Managing Director. From 1993 to 1997, Mr. Molson served as Co-Head of the Investment Banking Department in Europe, a position which encompassed corporate finance, corporate advisory, mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. In the past five years, Mr. Molson has served as a director of Sapphire Industrial Corp., a special purpose acquisition company, which was publicly traded when Mr. Molson served on its board of directors. Mr. Molson is no longer a director of Sapphire Industrials Corp.
The Board selected Mr. Molson to serve on the Board because of his experience in the investing banking field, his investment and financial expertise and his experience as a director of other public companies, each of which contribute to the breadth of knowledge of the Board.
Stephen O’Neil has served as a Director of us and Alphatec Spine since July 2005. In May 1991, he founded The O’Neil Group, which provided legal and financial advice to clients primarily in the areas of mergers and acquisitions, financings and corporate strategy. Prior to that, Mr. O’Neil formed a law partnership with Paul Mishkin under the name Mishkin, O’Neil for the purpose of engaging in general corporate and business law. Prior to that, he co-founded two corporations, Syntro Corporation and NovaCare, Inc., which became public companies. Mr. O’Neil commenced his legal career at Cravath Swaine & Moore. Mr. O’Neil has also held a series of executive positions at City Investing Company, including President and Vice Chairman.
The Board selected Mr. O’Neil to serve on the Board because of his experience as an attorney, his investment and financial expertise and his experience as a director of other companies, each of which contribute to the breadth of knowledge of the Board.
Siri Marshall has served as a Director of us and Alphatec Spine since October 2008. Ms. Marshall is the former Senior Vice President, General Counsel, Corporate Secretary and Chief Governance and Compliance Officer at General Mills, Inc., having retired from those positions in January 2008. Prior to joining General Mills in 1994, Ms. Marshall was Senior Vice President, General Counsel and Corporate Secretary of Avon Products, Inc. In the past five years, Ms. Marshall has served as a director of the following companies, each of which is publicly traded: Ameriprise Financial, Inc., a diversified financial services company, and Equifax, Inc., a global provider of information solutions for businesses and consumers. Ms. Marshall is also a director of the Yale Center for the Study of Corporate Law, and a Distinguished Advisor to the Strauss Institute for Dispute Resolution. In the past she has served as a director of the American Arbitration Association and the Yale Law School Fund. She has also served as a member of The New York Stock Exchange Legal Advisory Committee.
The Board selected Ms. Marshall to serve on the Board because of her experience as a General Counsel of a publicly traded company, her financial expertise and her experience as a director of publicly traded companies, each of which contribute to the breadth of knowledge of the Board.
James Corbett has served as a Director of us and Alphatec Spine since May 2014. On May 1, 2014, Mr. Corbett was appointed as the President and Chief Executive Officer of us and Alphatec Spine. Prior to joining us, Mr. Corbett had been the President and CEO of Vertos Medical, Inc., a position he held since November 2008. Vertos is the manufacturer of novel, percutaneous treatment for lumbar spine stenosis. From January 2002 to April 2008 he worked at ev3 Inc. During such time period he held various positions, including member of the board of directors of ev3, Chairman of the Board of Directors of MicroTherapeutics (an affiliate of ev3), Chief Operating Officer of ev3, Chief Executive Officer of ev3 and Chairman of the Board of Directors of ev3. Ev3 is a leading medical device company engaged in vascular and neuro-radiology technologies. Over the course of his career, Mr. Corbett has held the position of Chief Executive Officer, Home Diagnostics Inc.; President, Boston Scientific International; and General Manager, Baxter Healthcare, Japan, as well as a number of executive roles in his 11 years at Baxter Healthcare.
The Board selected Mr. Corbett to serve as a director because it believes that his knowledge and experience in the medical device industry and his experience at his prior positions, each of which contribute to the breadth of knowledge of the Board.
Tom Davis has served a Director of us and Alphatec Spine since October 2014. Mr. Davis is actively involved in investing in and financing small-cap companies through a wholly owned financial advisory firm called The Concorde Group, Inc., of which he serves as Chief Executive Officer.  Mr. Davis currently serves on the board of directors of Affirmative Insurance Holdings, Inc. (OTC: AFFM) and WhiteHorse Finance, Inc. (Nasdaq: WHIF).  Mr. Davis served on the board of directors of Westwood Holdings Group, Inc. (NYSE: WHG) from 2004 to 2013, BioHorizons Inc. from 2009 to 2013 and Dean Foods Company (NYSE: DF) from 2001 to 2015. Mr. Davis previously served as the Managing Partner and head of Donaldson, Lufkin & Jenrette Inc.’s investment banking and corporate finance activities in the southwestern United States from March 1984 to February 2001, when Credit Suisse First Boston acquired Donaldson, Lufkin & Jenrette. At Donaldson, Lufkin & Jenrette, Mr. Davis was responsible for the mergers and acquisitions activity and the equity and leveraged finance activity that Donaldson, Lufkin & Jenrette undertook in the southwestern United States. In this capacity, Mr. Davis worked with several large private equity firms as clients, in addition to a variety of public and private companies in the following industries: broadcast and telecommunications, energy, food service and health care. Mr. Davis received a B.S. in Aerospace Engineering from Georgia Tech and an M.B.A. from Harvard Business School and was an officer in the U.S. Navy.
The Board selected Mr. Davis to serve on the Board because of his investment and financial expertise and his experience as a director of other publicly traded companies, each of which contribute to the breadth of knowledge of the Board.
Donald Williams has served as a director of us and Alphatec Spine since April 2015. Mr. Williams is a 35-year veteran of the public accounting industry, retiring in 2014. Mr. Williams spent 18 years as an Ernst & Young partner and the last seven years as a Partner with Grant Thornton. Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During the last seven years at Grant Thornton, he served as the national leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both Ernst & Young and Grant Thornton on multiple initial public offerings; secondary offerings; private and public debt financings; as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the board of directors and is past president and chairman of the San Diego Venture Group. Mr. Williams also has served as a director of Marina Biotech, Inc., Proove Biosciences, Inc. and is on the Board of Advisors of the Southern Illinois University School of Accountancy.
The Board selected Mr. Williams to serve on the Board because it believes that his knowledge and experience as a partner in the public accounting industry and his knowledge in the medical device industry contribute to the breadth of knowledge of the Board.
Executive Officers
Set forth below is certain information, as of April 15, 2016, regarding our executive officers who are not also directors. We have employment agreements with all of our executive officers. Other than with respect to Mitsuo Asai, the President of our subsidiary, Alphatec Pacific, Inc., all other executive officers are at-will employees.

Name	Age	Position
Michael O’Neill	56	Chief Financial Officer, Vice President and Treasurer
Mitsuo Asai	61	President, Alphatec Pacific, Inc.
Michael Plunkett	58	Chief Operating Officer
Ebun Garner, Esq.	44	General Counsel, Senior Vice President and Corporate Secretary
Kristin Machacek Leary	47	Senior Vice President, Global Human Resources
Michael O’Neill has served as the Chief Financial Officer, Vice President and Treasurer of us and Alphatec Spine since October 2010. From November 2007 to March 2009, he was Vice President and Chief Financial Officer of Mentor Corporation, a surgical aesthetics manufacturer. Mentor Corporation was acquired by Johnson & Johnson in January 2009. Prior to joining Mentor Corporation, Mr. O’Neill had spent the previous twenty years with Johnson & Johnson, with his most recent position being Vice President and Chief Financial Officer, Johnson & Johnson Worldwide Information Technology. From 2001 through 2007, Mr. O’Neill served as the Vice President, Finance and Chief Financial Officer for LifeScan, a division of Johnson & Johnson, a leading supplier of blood glucose monitoring systems. Mr. O’Neill began working for Johnson & Johnson in 1987 and moved through a series of progressively more responsible positions including International Controller, Operations Controller, Finance Director, and Group Finance Director.
Mitsuo Asai has served as President of Alphatec Pacific, Inc., a wholly owned subsidiary of Alphatec Spine, since April 2008. From 2006 until he joined Alphatec Pacific, Inc. in 2008, Mitsuo Asai was the President of Tokai Co., Ltd., a manufacturer of consumer goods. From 2002 to 2004, Mitsuo Asai served as General Manager and President of Virbac Japan Co., Ltd., a company that focused on veterinary pharmaceuticals and healthcare products. From 1998 to 2002, Mitsuo Asai served as President and CEO of Vital Link Corporation, a distributor of cardiovascular medical devices. From 1985 to 1996, Mitsuo Asai held various positions of increasing responsibility with Beckman Coulter, K.K., and a manufacturer of biomedical testing instrument systems.
Michael Plunkett joined Alphatec Spine in March 2012 as Vice President of Operations and was promoted to Chief Operating Officer in January 2014. He has held numerous positions in Operations, Information Technology, and Program Management. Prior to joining us, Mr. Plunkett had increasing positions of authority from August 2003 to March 2012 at First

Marblehead Corporation. His final position was Managing Director. Prior to joining First Marblehead, Mike served over 24 years in the U.S. Navy and retired with the rank of Captain in July 2003. While in the Navy he served in a variety of ashore and afloat positions, including Supply Officer, USS John C. Stennis (CVN 74) and the primary assistant to the Deputy Chief of Naval Operations, Fleet Readiness and Logistics.
Ebun Garner, Esq. has served as General Counsel, Senior Vice President and Corporate Secretary of us and Alphatec Spine since April 2010. Mr. Garner originally joined us in 2005 as Vice President of Legal Affairs and Corporate Secretary. In 2006, he became General Counsel and Corporate Secretary. Prior to joining us, Mr. Garner was a corporate associate in the New York office of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Prior to that, he was a corporate associate in the New York office of the law firm of Squadron, Ellenoff, Plesent and Sheinfeld, LLP. Mr. Garner is admitted to practice law in the State of New York and is a registered in-house attorney in the State of California.
Kristin Machacek Leary has served as Senior Vice President of Global Human Resources of us and Alphatec Spine since July 2014. Prior to joining us, Ms. Leary worked at Quintiles, a leading provider of biopharmaceutical development and commercial outsourcing services from 2012 to 2014 where she led the Global Talent function. From 2007 to 2011 Ms. Leary worked at Hewlett-Packard Corporation where she was responsible for Executive Leadership Development worldwide. From 1996 to 2007, Ms. Leary worked at Boston Scientific Corporation from where she held various senior leadership roles across the divisions, international regions, and Human Resources function. Ms. Leary graduated from Concordia College in Moorhead, Minnesota, USA with a BA in Organizational Communication and a BA in English.

CORPORATE GOVERNANCE MATTERS
Board of Directors Leadership Structure
While the Board does not have a written policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, in 2014 the Board determined that having a non-employee director serve as Chairman is in the best interest of the Company’s stockholders because it allows the Chairman to focus on the decision-making process of the Board as a whole. It also allows the Chief Executive Officer to focus on our day-to-day operations and the execution of our strategic plan. We have a strong governance structure in place, including independent directors, to ensure the powers and duties of the dual role are handled responsibly. Furthermore, consistent with NASDAQ listing requirements, the independent directors regularly have the opportunity to meet as an independent group. We do not have a lead independent director.
Mr. Cross has served as Chairman of the Board of Directors since July 2011. The Chairman of the Board of Directors provides leadership to the Board and works with the Board to define its activities and the calendar for fulfillment of its responsibilities. The Chairman of the Board of Directors approves the meeting agendas after input from management, facilitates communication among members of the Board and presides at meetings of our Board and stockholder.
The Chairman of the Board of Directors, the Chairman of the Audit Committee, the Chairman of the Nominating, Governance and Compensation Committee and the other members of the Board work in concert to provide oversight of our management and affairs. The leadership of Mr. Cross fosters a culture of open discussion and deliberation, with a thoughtful evaluation of risk, to support our decision-making. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the Board, Mr. Cross also strives to ensure that there is an appropriate balance and focus among key Board responsibilities such as strategic development, review of operations and risk oversight.
The Board of Directors’ Role in Risk Oversight
The Board plays an important role in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board and its committees. In particular, the Board administers its risk oversight function through: (1) the review and discussion of regular periodic reports to the Board and its committees on topics relating to the risks that we face; (2) the required approval by the Board (or a committee of the Board) of significant transactions and other decisions; (3) the direct oversight of specific areas of our business by the Audit Committee and the Nominating, Governance and Compensation Committee; and (4) regular periodic reports from our auditors and outside advisors regarding various areas of potential risk, including, among others, those relating to our internal control over financial reporting. The Board also relies on management to bring significant matters impacting us to the Board’s attention.
Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for discussing the guidelines and policies that govern the process by which our exposure to risk is assessed and managed by management. As part of this process, the Audit Committee discusses our major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition, we, under the supervision of the Audit Committee, have established procedures available to all employees for the anonymous and confidential submission of complaints relating to any matter in order to encourage employees to report questionable activities directly to our senior management and the Audit Committee.
Because of the role of the Board in risk oversight, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. The Board recognizes that there are multiple leadership structures that could allow it to effectively oversee the management of the risks relating to our operations. The Board believes its current leadership structure enables it to effectively provide oversight with respect to such risks.
Committees of the Board and Meetings
Meeting Attendance. During the 2015 fiscal year, there were nine meetings of our entire Board. In addition, the Audit Committee and Nominating, Governance and Compensation Committee met a total of 10 times. No director attended fewer than 75% of the total number of meetings of the Board or committees of the Board on which he or she served during the 2015 fiscal year. The Board has adopted a policy under which each member of the Board is strongly encouraged, but not required, to attend each annual meeting of our stockholders. Six directors attended our annual meeting of stockholders held in 2015.
Audit Committee. Our Audit Committee met four times during the 2015 fiscal year. This committee currently has three members: Donald Williams (Chairman), R. Ian Molson and Siri Marshall. In 2015, Mr. James Glynn served as the Chairman of this committee until his retirement from the Board in November of 2015. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual and quarterly financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits.
All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Messrs. Williams and Molson are each an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.
A copy of the Audit Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.” Please also see the report of the Audit Committee set forth elsewhere in this report.
Nominating, Governance and Compensation Committee. Our Nominating, Governance and Compensation Committee met six times during the 2015 fiscal year. This committee currently has three members: R. Ian Molson (Chairman), Stephen O’Neil and Tom Davis. Mr. Rohit Desai was a member of this committee, until he resigned from the Board in March of 2016. Our Nominating, Governance and Compensation Committee’s role and responsibilities are set forth in the committee’s written charter and includes: (i) reviewing, approving, and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success, (ii) evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, and (iii) evaluating and making recommendations as to potential director candidates.
With respect to compensation matters, the Nominating, Governance and Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that determination without the presence of the Chief Executive Officer. This committee also administers our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, or the 2005 Stock Plan, and our 2007 Employee Stock Purchase Plan, or the 2007 ESPP Plan.
With respect to nominations for our Board, the committee may consider Board candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. Although the Company has no policy regarding diversity, the committee seeks a broad range of perspectives and considers both the personal characteristics (such as gender, ethnicity, and age) and experience (such as industry, professional, public service) of directors and prospective nominees to the Board. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.
If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2017 Annual Meeting of Stockholders, it must comply with the procedures set forth in our By-laws and give timely notice of the nomination in writing to our Corporate Secretary not less than 45 nor more than 75 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2016 Annual Meeting of Stockholders. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating, Governance and Compensation Committee, it must make such proposal for such candidate in writing, addressed to the Nominating, Governance and Compensation Committee in care of our Corporate Secretary at our principal offices. Submissions must be made by mail, courier or personal delivery and must contain the information set forth in our Nominating and Governance Committee Charter, which is available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.”
All members of the Nominating, Governance and Compensation Committee qualify as independent directors under the standards promulgated by The NASDAQ Stock Market.
A copy of the Nominating, Governance and Compensation Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.” Please also see the report of the Nominating, Governance and Compensation Committee set forth elsewhere in this report.
Further discussion of the process and procedures for considering and determining executive compensation, including the role that our executive officers play in determining compensation for other senior management, is included below in the section entitled “Compensation Discussion and Analysis.”
Executive Committee. Our Executive Committee consists of Mortimer Berkowitz III, R. Ian Molson, Leslie Cross and James Corbett. Our Executive Committee evaluates and, if appropriate, makes recommendations to the Board with respect to any strategic transactions or decisions affecting the Company, which primarily consist of: (i) any merger, consolidation, dissolution or liquidation of the Company; (ii) any annual budget or forecast for the Company; (iii) any issuance, authorization, cancellation, alteration, modification, redemption or any change in, of, or to, any equity security of the Company; and (iv) any hiring or termination issues related to any senior vice president level employee. The Executive Committee is not authorized to act on behalf of the Board.
The Executive Committee has not adopted a formal written charter and does not currently have a chairperson. During the fiscal year ended December 31, 2015, the Executive Committee met six times. Mr. Molson is the only member of the Executive Committee that qualifies as independent directors under the standards promulgated by The NASDAQ Stock Market.
Stockholder Communications to the Board
Stockholders may communicate with the Board of Directors by sending a letter to the following address: Attn: Security Holder Communication, Corporate Secretary, Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, CA 92008. The Corporate Secretary will receive the correspondence and forward it to the Chairman of the Board, or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to the Company or its business or is similarly inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.
Communications should not exceed 500 words in length and must be accompanied by the following information:

◦	A statement of the type and amount of the securities of the Company that the person holds;

◦	Any special interest, meaning an interest not in the capacity as a security holder of the Company, that the person has in the subject matter of the communication; and

◦	The address, telephone number and e-mail address, if any, of the person submitting the communication.
A copy of the Policy on Security Holder Communications with Directors is publicly available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.”
Compensation Practices and Policies Relating to Risk Management
We believe that we do not utilize compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on us. The “Compensation Discussion and Analysis” section of this report describes generally our compensation policies and practices that are applicable for executive and management employees. We use common variable compensation designs across all of our business units and divisions, with a significant focus on corporate and business financial performance.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that 17 reports, in the aggregate, consisting of one initial report of beneficial ownership on Form 3 and 12 reports of changes in beneficial ownership on Form 4 were filed late by each of the following directors and executive officers: Michael Plunkett, Ebun Garner, James Glynn, Stephen O’Neill, R. Ian Molson, Siri

Marshall and Rohit Desai (each with one report regarding one transaction); Leslie Cross, and Tom Davis (each with two reports regarding two transactions), and Donald Williams and Mitsuo Asai (with three reports regarding three transactions).
Code of Conduct and Ethics
We have adopted a code of conduct that applies to all of our employees, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer and principal accounting officer. The text of the code of conduct is posted on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance,” and is available to stockholders without charge, upon request, in writing to the Corporate Secretary, Alphatec Holdings, Inc., at 5818 El Camino Real, Carlsbad, CA 92008. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market and the SEC, in which case we intend to post such amendments and waivers on our website at www.alphatecspine.com.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
We have prepared this Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of the individuals identified below, who are our “Named Executive Officers,” as such term is defined in Item 402 of Regulation S-K:
◦James M. Corbett, President and Chief Executive Officer
◦Michael O’Neill, Chief Financial Officer and Treasurer
◦Michael Plunkett, Chief Operating Officer
◦Mitsuo Asai, President Alphatec Spine Pacific, Inc.
◦Ebun Garner, Esq., General Counsel, Senior Vice President and Corporate Secretary
The Nominating, Governance and Compensation Committee believes that our fiscal 2015 executive compensation program reflects our core principles and objectives and rewards our executives for our company's and their individual performance. In accordance with the Dodd Frank Wall Street Reform and Consumer Protection Act, as passed in 2010, we will continue to consider stockholder sentiments about our core principles and objectives when determining executive compensation.
Compensation Philosophy and Objectives
We are engaged in a very competitive industry, and our success depends upon our ability to attract, motivate and retain qualified executives. Accordingly, the Nominating, Governance and Compensation Committee aims to create total compensation packages that are competitive with programs offered by other companies against whom we compete for personnel. At the same time, our Nominating, Governance and Compensation Committee believes that the compensation paid to our executive officers should be in some part dependent upon our performance and the value we create for stockholders. To that end, the Nominating, Governance and Compensation Committee has embraced a philosophy of pay-for-performance, whereby an individual’s experience, potential and contribution to our business determines his or her actual compensation. The Nominating, Governance and Compensation Committee seeks to: (i) provide meaningful incentives for the attainment of specific financial objectives; (ii) reward those executive officers who make substantial contributions to the attainment of those objectives, and (iii) link executive officer compensation with company and individual performance.
The Nominating, Governance and Compensation Committee’s objectives are to:

◦	attract, retain, and motivate talented executives responsible for the success of our organization;

◦	provide compensation to executives that is externally competitive, internally equitable and performance-based; and

◦
ensure that total compensation levels are reflective of company and individual performance and provide executives with the opportunity to receive above-market total compensation for exceptional business performance.

Compensation Process and Benchmarking
Compensation Process
Pursuant to its charter, the Nominating, Governance and Compensation Committee has responsibility for, among other things, discharging the Board’s responsibilities relating to compensation and benefits of our Named Executive Officers, including responsibility for evaluating management performance, officer compensation and benefits plans and programs. In carrying out these responsibilities, the Nominating, Governance and Compensation Committee reviews all components of executive officer compensation for consistency with our compensation philosophy.
During 2015, the Nominating, Governance and Compensation Committee retained the services of an independent compensation consultant, Mercer, LLC, or Mercer, to provide executive compensation advice. Mercer’s engagement by the Nominating, Governance and Compensation Committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for executives, and cash compensation and long-term equity incentives for non-executive directors. At the request of the Nominating, Governance and Compensation Committee, Mercer collects relevant market data to allow the Nominating, Governance and Compensation Committee to compare elements of our compensation program to those of our peers, provides information on executive compensation trends and implications for us and makes other recommendations to the Nominating, Governance and Compensation Committee regarding certain aspects of our executive compensation program. Our management, principally our President and CEO and our Senior Vice President, Global Human Resources, and the chair of the Nominating, Governance and Compensation Committee, regularly consult with representatives of Mercer before meetings of the Nominating, Governance and Compensation Committee. A representative of Mercer is invited on a regular basis to attend, and periodically attends, meetings of the Nominating, Governance and Compensation Committee. In making its final decision regarding the form and amount of compensation to be paid to executives, the Nominating, Governance and Compensation Committee considers the information gathered by and recommendations of Mercer. The Nominating, Governance and Compensation Committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.
As requested by the Nominating, Governance and Compensation Committee, our President and CEO presents individual performance feedback, proposed annual salary increases and long-term incentive grant recommendations for the other executive officers to the members of the Nominating, Governance and Compensation Committee. The Nominating, Governance and Compensation Committee reviews the information and either approves the recommendation or makes changes at its discretion. The Nominating, Governance and Compensation Committee makes its own assessment of our President and CEO based on our financial performance, his individual performance, his compensation compared to CEOs in our peer group, the components of his compensation and his total compensation level. The Nominating, Governance and Compensation Committee then approves the compensation of our President and CEO.
Each year, the Nominating, Governance and Compensation Committee reviews the peer group to ensure each company in the peer group continues to be a relevant company to use for comparison. For 2015 our Nominating, Governance and Compensation Committee approved the following companies as our peer group: Abiomed Inc., Accuray Inc., AngioDynamics Inc., Arthrocare Corp., Cardiovascular Systems, Inc., Cryolife Inc., Cyberonics Inc,. Dexcom Inc., Exactech Inc., Heartware International Inc., NXStage Medical Inc., RTI Surgical Inc., Symmetry Medical Inc., Wright Medical Group Inc, and Volcano Corp. Our peer group consists of biomedical companies that are comparable to us in their size, as measured by market capitalization, net income and revenues.
In 2015, in working with Mercer to prepare his recommendations, our President and CEO, primarily reviewed published compensation survey data for our peer group companies and secondarily the Radford Life Sciences Survey, scoped by industry and size. This was presented at the February 25, 2015 Nominating, Governance and Compensation Committee meeting.
The President and CEO presented the survey and peer group data to the Nominating, Governance and Compensation Committee. The Committee relied upon the external market data as prepared by Mercer along with their subjective yet reasonable, good faith judgment to determine if the compensation related elements regarding executive salary increases and bonuses would be approved for the calendar year.
Additionally in 2015, our President and CEO provided recommendations to the Nominating, Governance and Compensation Committee regarding financial goals and criteria for the establishment of targets for discretionary cash bonuses for our executive officers. These criteria and targets were based upon our operating plan for the 2015 fiscal year, as approved by the Board. The bonus targets were proposed by Mercer and are competitive with our peer group. The corporate performance metrics under the bonus targets as approved by the Nominating, Governance and Compensation Committee included attainment of certain financial targets. The bonus targets for fiscal year 2015 are further described below under the heading “2015 Base Salaries and Target Bonus.” The Nominating, Governance and Compensation Committee Chairman engaged Mercer to provide recommendations on the overall compensation (base salary and bonus target) for the President and CEO based on our peer group and secondarily the Radford Life Sciences Survey, scoped by industry and size. This information is presented to the

Nominating, Governance and Compensation Committee and the Nominating, Governance and Compensation Committee determines if changes need to be made to the base salary and/or bonus target percentage.
2015 Compensation Philosophy
In determining compensation for the executive officers (other than himself) for 2015, the President and CEO made recommendations to the Nominating, Governance and Compensation Committee based on total cash compensation (base salary plus annual cash incentives) and long-term equity incentives. Under this system, the President and CEO assigned a total target compensation range to a particular executive officer after considering various factors under the major categories of job demands, knowledge, level of responsibility and the total target compensation paid by our peer group companies. With respect to our executive officers, all of the President and CEO’s total target compensation recommendations were reviewed and approved by the Nominating, Governance and Compensation Committee. The President and CEO and the Nominating, Governance and Compensation Committee generally considered total targeted compensation for key employees to be within the market competitive range if total targeted compensation was reasonably comparable to the same position within our peer group, in the estimation of the Nominating, Governance and Compensation Committee.
Elements of Compensation and How Each Element is Chosen
As indicated above, compensation elements for our executive officers are designed to attract and retain individuals with exceptional ability for these key roles in a very competitive market for such talent. Certain elements of compensation serve other important interests. For example, annual incentive pay is designed to motivate the executive officers to attain our vital short-term goals. Long-term incentive pay in the form of equity awards vesting over a number of years aligns the executive officer’s interest with that of our stockholders in seeking long-term increases in the value of our shares. The main compensation elements for our executive officers (salary, annual incentive, long-term incentive, and other benefits and perquisites) are described in more detail below.
For fiscal year 2015, each executive officer’s compensation generally consisted of three elements: (i) base salary, (ii) cash bonus based upon our attainment of pre-established objectives; and (iii) long-term stock-based incentive awards designed to align the interests of our executive officers with our stockholders.
Annual Incentive Compensation
Executive officers are eligible for incentive compensation annually under our non-stockholder-approved bonus plan, which is described below. Under this plan, the Nominating, Governance and Compensation Committee establishes annual incentive compensation that is based upon target awards expressed as a percentage of each executive’s base salary. Payments under the bonus plan are determined based upon our company’s performance against pre-established company financial targets.
2015 Base Salaries and Bonus Plan
For 2015, the President and CEO reviewed the base salaries of the executive officers in the first half of the calendar year to determine whether any changes were appropriate. During such review, the President and CEO took multiple factors into consideration. Base salaries of the executive officers were targeted at a competitive market median based on each respective position with individual variations explained by differences in experience, skills and sustained performance. None of the named executive officers received salary increases in 2015. The table below sets forth the 2015 base salary and 2015 targeted bonus percentage for each of our named executive officers.

Name	2015 Base Salary	2015 Target Bonus Percentage
James M. Corbett	$530,000	80%
Michael O’Neill	$335,000	60%
Michael Plunkett	$325,000	60%
Mitsuo Asai(1)	$232,338	50%
Ebun S. Garner, Esq.	$280,000	60%

(1)	For the purposes of this table, Mitsuo Asai’s 2015 base salary was converted from Japanese Yen to U.S. Dollars using average monthly exchange rates in 2015.
In February 2015, the Nominating, Governance and Compensation Committee approved the bonus plans for each of our executive officers, which we refer to collectively herein as the 2015 Bonus Plan.

2015 Bonus Plan for Messrs. Corbett, O’Neill, Plunkett and Garner
With respect to each of Messrs. Corbett, O’Neill, Plunkett, and Garner the target cash bonuses for fiscal year 2015 were determined according to a formula expressed as percentages of each executive’s 2015 base salary, subject to the achievement of corporate performance criteria and the discretion of the Nominating, Governance and Compensation Committee. For Messrs. Corbett, O’Neill, Plunkett, and Garner, the corporate performance criteria was predicated on the achievement of free cash flow, revenue and operating income metrics. The amount actually paid could be above or below the target amount but the maximum that may be earned was equal to 150% of the target bonus amount. The Nominating, Governance and Compensation Committee approved all financial performance criteria for the awarding of such cash bonuses and the President and CEO presented the financial criteria to each of Messrs. O'Neill, Plunkett, and Garner for each of their confirmation of the achievability of such criteria and the Nominating, Governance and Compensation Committee presented Mr. Corbett’s plan to him for his confirmation of the availability of such criteria.
With respect to all of the bonuses described above, we were required to achieve a threshold of financial performance that was established by the Nominating, Governance and Compensation Committee before any of the bonuses based on the financial criteria set forth above would become payable. However, the Nominating, Governance and Compensation Committee had the authority to issue bonuses if such criteria had not been achieved if it believed that circumstances warranted the payment of such bonus. Likewise, even if the financial criteria was met, the Nominating, Governance and Compensation Committee had the ability to not issue any individual a bonus if it believed that circumstances warranted the non-payment of such bonus.
In 2015, based on adjusted results, we did not achieve our free cash, global revenue, and operating income targets, and as a result, Messrs. Corbett, O’Neill, Plunkett, and Garner did not receive any bonus under the 2015 Bonus Plan.
2015 Bonus Plan for Mitsuo Asai
Mitsuo Asai’s target cash bonus for fiscal year 2015 was determined according to a formula expressed as 50% of his base salary of 28.1 million Japanese Yen, and was subject to adjustments based on the percentage to which the targeted applicable performance criteria was achieved. Mitsuo Asai was eligible to receive a cash bonus for 2015 based on the achievement of the sales and local operating expense management goals for Alphatec Pacific, Inc., a wholly owned subsidiary of Alphatec Spine, Inc. The Nominating, Governance and Compensation Committee approved all financial performance criteria for the awarding of this cash bonus and our Chairman and CEO presented such financial criteria to Mitsuo Asai for his confirmation of the achievability of such criteria.
With respect to Mitsuo Asai’s bonus, Alphatec Pacific, Inc. achieved a threshold of financial performance that was established by management for 2015. Alphatec Pacific, Inc. met all financial performance criteria that entitled Mitsuo Asai to 141% of his target bonus, or $164,500 U.S. dollars. This bonus was paid in the first quarter of 2016.
Equity Compensation Awards
Equity compensation has traditionally been an important element of our executive compensation program in order to align the interests of our executives with those of our stockholders. Because the value of the equity awards will increase only when we perform and increase stockholder value, the grant of such equity awards provides long-term incentives to the recipients thereof, including our executive officers. These awards not only serve to align the executives’ interests with those of the stockholders over an extended period of time, but because they also generally are subject to vesting in connection with continued service to us over a specified period of time, these awards serve as an additional retention mechanism. The Nominating, Governance and Compensation Committee believes that both of these elements are important factors in executive compensation.
In addition, pursuant to our restricted stock, stock option, and PSU agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in the 2005 Stock Plan, the vesting of outstanding restricted stock grants and PSUs (at 100% of the target amount) held by our executive officers will accelerate in connection with the consummation of a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.
In 2005 we adopted the 2005 Stock Plan pursuant to which we have granted performance based restricted stock units, or PSUs, as described under "Long Term Incentive Plans" and stock options to our executives and other employees. In general, all grants of PSUs to employees will vest at the end of three years with a single (100%) cliff vesting, if performance metric(s) is(are) achieved on December 31 of the third calendar year specific to the grant. In 2015, a small number of stock options were granted to a limited number of employees, none of which were Named Executive Officers. Generally, these stock option grants vest over four years with 25% vesting on the date of grant, and the remainder vesting in 16 tranches each three months thereafter.

In April 2016, the 2005 Stock Plan expired in accordance with its terms. Until a new stock option plan is adopted by the Board of Directors and approved by our stockholders we may not grant equity awards to our employees or directors unless such awards are approved by our stockholders.
New Hire Grants
At times, we grant equity awards to our new employees, including our executive officers, in connection with the start of their employment. At the time of the hiring of any executive officer, equity compensation generally is negotiated between such officer and us. Generally, such negotiations are conducted by our President and CEO on our behalf. With respect to new hire grants for the President and CEO, such negotiations are conducted by the Chairman of the Nominating, Governance and Compensation Committee of the Board on our behalf. The Nominating, Governance and Compensation Committee or its permitted designee, which is the President and CEO, approves such negotiated equity compensation for newly hired executive officers. The size of such awards is determined based upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we compete for personnel, but are not established based upon any formal survey or other comparative data. In addition, the President and CEO often adjusts such initial equity compensation grants as deemed appropriate to attract or retain specific candidates based on their experience, knowledge, skills and education and our needs.
Long Term Incentive Plan
In February 2015, upon the recommendation of the Nominating, Governance and Compensation Committee, the Board approved the Company’s 2015 long term incentive plan, or the 2015 LTI.  In connection with the approval of the 2015 LTI, in February 2015, the Board approved the grant of PSUs which were issued under our 2005 Stock Plan to certain participants, including each of the Named Executive Officers. Pursuant to the 2015 LTI, a number of PSUs may be earned and will vest after the close of our 2017 fiscal year based upon the achievement of certain company performance goals over the period from January 1, 2015 through December 31, 2017; provided that the participant remains employed as of the date of the determination of the achievement of the performance goals. The performance criteria consists of free cash flow and return on invested capital targets, to be reached on December 31, 2017, with each being weighted at 50% of the total target. In February 2015, Mr. Corbett was granted 250,000 PSUs; Messrs. O'Neill, Plunkett, and Garner were each granted 120,000 PSUs; and Mitsuo Asai was granted 60,000 PSUs. Such PSUs will fully vest on December 31, 2017, if the performance metric is achieved.
Our 2014 long term incentive plan remains an active plan. In July 2014, upon the recommendation of the Nominating, Governance and Compensation Committee, the Board approved our 2014 long term incentive plan, or the 2014 LTI. In connection with the approval of the 2014 LTI, in July 2014 the Board approved the grant of PSUs which were issued under our 2005 Stock Plan to certain participants, including each of the Named Executive Officers. Pursuant to the 2014 LTI, a number of PSUs may be earned and will vest after the close our fiscal year ending December 31, 2016 based upon the achievement of certain company performance goals over the period from July 1, 2014 through December 31, 2016; provided that the participant remains employed as of the date of the determination of the achievement of the performance goals. The performance criteria consists of free cash flow and return on invested capital targets to be reached on December 31, 2016, with each being weighted at 50% of the total target. In July 2014, Mr. Corbett was granted 250,000 PSUs and Messrs. O’Neill, Plunkett, and Garner were each granted 60,000 PSUs.
In addition, pursuant to the 2014 LTI, in July 2014, Messrs. O’Neill, Plunkett, and Garner were each granted 90,000 stock options. Each option grant vests over four years with 25% of such options vesting on the first anniversary of the grant date, and then 6.25% of such options vesting during each of the following 12 quarters thereafter.
Termination and Change in Control Based Compensation
Our Nominating, Governance, and Compensation Committee agreed to severance packages for our Named Executive Officers as part of the negotiations with each of these executive officers to secure his or her services. Our Nominating, Governance and Compensation Committee approved the severance packages based on their experience serving on boards of directors and Nominating, Governance and Compensation Committees of companies of a similar size and stage of development to us and their familiarity with severance packages offered to executive officers of such companies. Based on this knowledge, experience and information, we believe that the respective severance periods and provision of medical and similar benefit programs during such severance periods are both reasonable and generally in line with severance packages negotiated with executive officers of similarly situated companies.
In addition, pursuant to our restricted stock, stock option, and PSU agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in our 2005 Stock Plan, as amended, the vesting of outstanding restricted stock grants, stock options and PSU awards held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.

Other Compensation
We maintain broad-based benefits and perquisites that are provided to all employees, including health insurance, life and disability insurance, dental insurance, an employee stock purchase plan, and a 401(k) plan. We match employee contributions to our 401(k) plan, including those of our executive officers. In particular circumstances, we also utilize cash signing bonuses when certain executives and senior level non-executives join us. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we have paid and will consider paying cash bonuses to compensate for amounts forfeited by an executive upon terminating prior employment. In addition, we may assist with certain expenses associated with an executive joining and maintaining their employment. We believe these forms of compensation create additional incentives for an executive to join us in a position where there is high market demand. These forms of compensation are typically structured to not exceed certain monetary amounts and/or time periods.

COMPENSATION COMMITTEE REPORT
The Nominating, Governance and Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this proxy statement, with our management. Based on this review and discussion, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement.

Members of the Nominating, Governance and Compensation Committee
R. Ian Molson, Chairman
Stephen O’Neil
Tom Davis

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table
The following table sets forth information concerning compensation paid or accrued during the fiscal years ended December 31, 2015, 2014, and 2013, for services rendered to us by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers in 2015, each of whose total compensation exceeded $100,000 and were serving as executive officers as of December 31, 2015. We refer to these executive officers as our “Named Executive Officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)		Total ($)
James M. Corbett	2015	530,000	—	337,500	(6)	—	7,644	(3)	875,138
President and Chief Executive Officer	2014	340,423	250,870	355,000		396,325	6,500		1,349,118

Michael O’Neill	2015	335,000	—	162,000	(6)	—	6,500	(3)	503,494
Chief Financial Officer, Vice President and Treasurer	2014	331,539	205,046	85,200		71,127	6,500		699,412
	2013	325,000	198,064	—		251,153	6,375		780,592

Michael Plunkett	2015	325,102	—	162,000	(6)	—	6,701	(4)	493,797
Chief Operating Officer	2014	330,415	198,925	235,950		101,947	17,119		884,356

Mitsuo Asai	2015	232,338	164,500	81,000	(6)	—	10,231	(5)	488,063
President, Alphatec Pacific, Inc.	2014	266,466	154,069	—		—	11,735		432,270
	2013	288,728	181,124	20,278		65,864	29,488		585,482

Ebun S. Garner, Esq	2015	280,000	—	162,000	(6)	—	6,500	(3)	448,494
General Counsel, Senior Vice President and Corporate Secretary	2014	280,000	171,382	85,200		71,127	6,500		614,209
	2013	271,689	—	3,354		51,220	6,375		332,638

(1)	The amounts shown represent the aggregate dollar amounts earned under the Company’s annual discretionary bonus plan.

(2)
The amounts shown represent the aggregate grant date fair values of these awards computed in accordance with FASB ASC Topic 718, “Stock Compensation.” The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 15, 2016 (the “Form 10-K”). See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation” in the Form 10-K.

(3)	All other 2015 compensation for Messrs. Corbett, O’Neill and Garner consists of matching contributions under our 401(k) plan.

(4)	All other 2015 compensation for Mr. Plunkett consists of matching contributions under our 401(k) plan and payroll taxes.

(5)	All other 2015 compensation for Mr. Asai consists of rental expenses for an apartment in close proximity to our corporate office in Japan.

(6)
Included in these amounts are PSUs based on the target number of shares based on the assumption that the Company achieves 100% of the targets described in the "Compensation Discussion and Analysis" included elsewhere in this report. The maximum grant date values are as follows: James Corbett, $675,000; Michael O’Neill, $324,000; Michael Plunkett, $324,000; Ebun S. Garner, $324,000 and Mitsuo Asai, $162,000.

Grants of Plan-Based Awards in 2015
The following table sets forth information regarding grants of stock and option awards made to our named executive officers during the fiscal year ended December 31, 2015.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards Number of Shares of Stock (#)	All Other Option Awards Number of Securities Underlying Option (#)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair value of Stock and Option Awards (2)(3)
Name		Threshold ($)	Target ($)	Maximum ($)
James M. Corbett	2/25/15	—	250,000	500,000	—	—	—	337,500
Michael O’Neill	2/25/15	—	120,000	240,000	—	—	—	162,000
Michael Plunkett	2/25/15	—	120,000	240,000	—	—	—	162,000
Mitsuo Asai	2/25/15	—	60,000	120,000	—	—	—	81,000
Ebun S. Garner, Esq.	2/25/15	—	120,000	243,600	—	—	—	162,000

(1)	These awards are PSUs that will vest based on the achievement and timing of the achievement, of certain company financial performance criteria provided that the executive is then employed with us.

(2)
The grant date fair value of each award has been computed in accordance with FASB ASC Topic 718. For more information about the assumptions used to determine the fair value of the equity awards during the year, see Notes 2 and 9 in the Notes to Consolidated Financial Statements included in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation” in the Form 10-K.

(3)	This amount represents 100% achievement of the performance criteria, which is based on stock performance metrics.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreements
James Corbett
In May 2014, we and Alphatec Spine entered into an employment agreement with James Corbett, pursuant to which Mr. Corbett agreed to serve as our President and Chief Executive Officer. Pursuant to the agreement, Mr. Corbett receives an initial annual base salary of $530,000 which has not been increased to date, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year established by the Nominating, Governance and Compensation Committee, with the payment of such bonus based on Mr. Corbett’s achievement of performance objectives established by our Nominating, Governance and Compensation Committee each fiscal year. For fiscal year 2015, Mr. Corbett’s target bonus percentage remained at 80% of his base salary. In connection with the commencement of his employment, we granted Mr. Corbett options to purchase 250,000 shares of our common stock that vest over a four-year period, with 25% of such options vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches every three months thereafter. In connection with the commencement of his employment, we also granted Mr. Corbett options to purchase 250,000 shares of our common stock that vest over a four-year period, with 25% vesting on each anniversary of the grant date, provided that the stock performance metric has been achieved. In connection with the commencement of his employment, we also granted Mr. Corbett 250,000 restricted shares of our common stock which were forfeited and replaced with 250,000 PSUs under the 2014 LTI.
Michael O’Neill
In October 2010, we and Alphatec Spine entered into an employment agreement with Michael O’Neill, pursuant to which Mr. O’Neill agreed to serve as our Chief Financial Officer, Vice President and Treasurer. Pursuant to the agreement, Mr. O’Neill received an initial annual base salary of $325,000 which has been increased to date to $335,000, and he is eligible to receive incentive bonuses based on our and Mr. O’Neill’s achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. For fiscal year 2015, Mr. O’Neill’s target bonus percentage remains at 60% of his base salary. In connection with the commencement of his employment, we granted Mr. O’Neill options to purchase up to 200,000 shares of our common stock (of which 100,000 shares were voided and subsequently reissued) and paid him a $25,000 signing bonus. The options vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches every three months thereafter. In connection with the commencement of his employment, we also granted Mr. O’Neill 100,000 shares of restricted common stock. The restricted common stock vests annually in four equal tranches over four years.

Michael Plunkett
In January 2014, we and Alphatec Spine entered into an employment agreement with Michael Plunkett, pursuant to which Mr. Plunkett agreed to serve as our Chief Operating Officer. Pursuant to the agreement, Mr. Plunkett received an initial annual base salary of $325,000 which has not been increased to date, and he is eligible to receive incentive bonuses based on our and Mr. Plunkett’s achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. For fiscal year 2015, Mr. Plunkett’s target bonus percentage remains at 60% of his base salary. In connection with the commencement of his employment, we granted Mr. Plunkett stock options to purchase up to 25,000 shares of our common stock. The options vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches every three months thereafter. In connection with the commencement of his employment, we also granted Mr. Plunkett 75,000 shares of restricted common stock. The restricted common stock vests annually in four equal tranches over four years..
Mitsuo Asai
In January 2008, we and Alphatec Spine entered into an employment agreement with Mitsuo Asai, pursuant to which Mr. Asai agreed to serve as the President of Alphatec Spine’s subsidiary, Alphatec Pacific, Inc. This agreement was amended and restated in January 2011 and further amended and restated in January 2014. The agreement has a term of three years from January 2014. Pursuant to the most recent agreement, Mr. Asai receives an annual base salary of 28,119,000 Japanese Yen, and he is eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year established by the Nominating, Governance and Compensation Committee, with the payment of such bonus based on Mr. Asai’s achievement of annual performance objectives established at the beginning of each fiscal year. For fiscal year 2015, Mr. Asai’s target bonus percentage was 50% of his base salary. Pursuant to the agreement we pay up to 4,000,000 Japanese Yen per year to provide Mr. Asai with a furnished corporate apartment in Tokyo, Japan. Mr. Asai also has a monthly travel allowance of 70,000 Japanese Yen, provided that such amounts are used for travel between Tokyo, Japan and his home in Osaka, Japan. We also reimburse Mr. Asai for an annual premium associated with his purchase of a workmen’s accident compensation insurance policy. For purposes of the Summary Compensation Table, the average monthly exchange rate for conversion from Japanese Yen to U.S. Dollars was used to calculate the salary and all other compensation. The bonus amount was calculated in U.S. Dollars.
Ebun Garner, Esq.
In July 2006, we and Alphatec Spine entered into an employment agreement with Ebun Garner, Esq., pursuant to which Mr. Garner agreed to serve as our General Counsel, Vice President Compliance. Pursuant to the agreement, Mr. Garner received an initial annual base salary of $215,000 which has been increased to date to $280,000, and he is eligible to receive incentive bonuses based on our and Mr. Garner’s achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. For fiscal year 2015, Mr. Garner’s target bonus percentage remains at 60% of his base salary. In connection with the commencement of his employment, we granted Mr. Garner 10,000 shares of restricted common stock.
Equity Awards
All option awards granted to our Named Executive Officers were granted pursuant to our 2005 Stock Plan with an exercise price equal to the closing price of our common stock on the date of grant.
Pursuant to our restricted stock, stock option, and PSU agreements with our executive officers, including our named executive officers, in the event of a change in control, as defined in the 2005 Stock Plan and described below, the vesting of outstanding restricted stock, stock option, and PSU grants held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.
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

2015 Cash Bonuses
Under our 2015 Bonus Plan, the target cash bonus is a formula expressed as a percentage of each employee’s 2015 base salary, subject to the achievement of corporate performance criteria. The corporate performance criteria were predicated on the achievement of: (i) certain revenue and income targets, and (ii) certain annual free cash flow (defined as EBITDA plus or minus change in working capital (inventory, receivables, payables) minus capital expenditures) targets. Each set of targets were established by our Nominating, Governance and Compensation Committee in accordance with the 2015 operating plan that was approved by our Board of Directors. In addition, we are required to achieve a threshold of financial performance before any of the bonuses may be paid to our Named Executive Officers.
Mr. Asai’s target cash bonus for fiscal year 2015 was determined according to a formula expressed as 50% of his base salary of 28.1 million Japanese Yen, and was subject to adjustments based on the percentage to which the targeted applicable performance criteria was achieved. Mr. Asai was eligible to receive a cash bonus for 2015 based on the achievement of the sales and local operating expense management goals for Alphatec Pacific, Inc., a wholly owned subsidiary of Alphatec Spine, Inc. The Nominating, Governance and Compensation Committee approved all financial performance criteria for the awarding of this cash bonus and our Chairman and CEO presented such financial criteria to Mr. Asai for his confirmation of the achievability of such criteria. With respect to Mr. Asai’s bonus, Alphatec Pacific, Inc. achieved a threshold of financial performance that was established by management for 2015. Alphatec Pacific, Inc. met all financial performance criteria that entitled Mr. Asai to 141% of his target bonus, or $164,500 U.S. dollars. This bonus was paid in the first quarter of 2016.
In 2015, base salary and bonus payments for each of Messrs. Corbett, O'Neill, Plunkett, Garner, and Asai represented 61%, 67%, 66%, 62%, and 81% of their total compensation, respectively. Mr. Asai was the only Named Executive Officer who received a bonus payment for 2015.

Outstanding Equity Awards at December 31, 2015
The following table sets forth information regarding grants of stock options and unvested stock awards that were outstanding and held by our named executive officers as of December 31, 2015.

	Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
James Corbett	2/25/2015	—	—	—	—	250,000	(5)	75,000
	7/30/2014	—	—	—	—	250,000	(5)	75,000
	5/1/2014	156,250	343,750	1.36	5/1/2024	—		—

Michael O’Neill	2/25/2015	—	—	—	—	120,000	(5)	36,000
	7/30/2014	—	—	—	—	60,000	(5)	18,000
	8/8/2013	—	—	—	—	18,750	(4)	5,625
	7/30/2014	28,125	61,875	1.42	7/30/2024	—		—
	8/8/2013	31,641	24,609	2.04	8/8/2023	—		—
	6/10/2013	100,000	—	2.23	6/10/2023	—		—
	1/4/2013	85,937	39,063	1.72	1/4/2023	—		—
	12/19/2012	25,000	—	2.05	12/19/2022	—		—
	10/11/2010	100,000	—	2.23	10/11/2020	—		—

Michael Plunkett	2/25/2015	—	—	—	—	120,000	(5)	36,000
	7/30/2014	—	—	—	—	60,000	(5)	18,000
	1/8/2014	—	—	—	—	56,250	(2)	16,875
	8/8/2013	—	—	—	—	10,000	(4)	3,000
	3/19/2012	—	—	—	—	6,250	(2)	1,875

	7/30/2014	28,125	61,875	1.42	7/30/2024	—		—
	1/8/2014	10,937	14,063	2.01	1/8/2024	—		—
	8/8/2013	16,875	13,125	2.04	8/8/2023	—		—
	1/4/2013	44,687	20,313	1.72	1/4/2023	—		—
	3/19/2012	70,312	4,688	2.17	3/19/2022	—		—

Mitsuo Asai	2/25/2015	—	—	—	—	60,000	(5)	18,000
	8/8/2013	—	—	—	—	11,250	(4)	3,375
	8/8/2013	18,958	14,765	2.04	8/8/2023	—		—
	1/4/2013	13,750	6,250	1.72	1/4/2023	—		—
	3/13/2012	18,750	1,250	2.05	3/13/2022	—		—
	8/1/2011	25,000	—	2.90	8/1/2021	—		—
	11/4/2010	25,000	—	2.31	11/4/2020	—		—
	8/4/2009	20,000	—	4.45	8/4/2019	—		—
	7/30/2008	10,000	—	4.79	7/30/2018	—		—
	4/1/2008	70,000	—	5.20	8/1/2021	—		—

Ebun S. Garner, Esq.	2/25/2015	—	—	—	—	120,000	(5)	36,000
	7/30/2014	—	—	—	—	60,000	(5)	180,000
	8/8/2013	—	—	—	—	18,750	(4)	5,625
	7/30/2014	28,125	61,875	1.42	7/30/2024	—		—
	8/8/2013	31,641	24,609	2.04	8/8/2023	—		—
	1/4/2013	85,937	39,063	1.72	1/4/2023	—		—
	12/19/2012	103,925	—	2.05	12/19/2022	—		—
	11/4/2010	55,000	—	2.31	11/4/2020	—		—
	3/6/2009	20,000	—	1.28	3/6/2019	—		—

(1)	All unvested option awards vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remaining 75% vesting in 12 tranches each three months thereafter.

(2)
All restricted share awards vest annually from the grant date in four equal installments of 25%. All unvested restricted share awards are subject to repurchase rights within 12 months of termination, and in certain instances vested restricted share awards are subject to repurchase within 12 months of termination.

(3)	Amount based on December 31, 2015 closing price of $0.30 per share of our common stock on the NASDAQ Global Select Market.

(4)	These restricted share awards will vest based upon achieving a defined level of performance against an industry index based on our common stock price on certain dates or upon a change of control.

(5)
The PSUs vest based upon the Company’s achievement of certain performance goals as discussed in the Compensation Discussion and Analysis. The number of PSUs that may vest varies between 0% - 200% based on the achievement of such goals. The PSUs granted on July 30, 2014 have a performance period of July 1, 2014 through December 31, 2016 and the PSUs granted on February 25, 2015 have a performance period of January 1, 2015 through December 31, 2017.

Option Exercises and Stock Vested in 2015
The following table sets forth information regarding vesting of stock awards held by our named executive officers during the fiscal year ended December 31, 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
James Corbett	—	—	—	—
Michael O'Neill	—	—	—	—
Michael Plunkett	—	—	25,000	35,125
Mitsuo Asai	—	—	—	—
Ebun S. Garner, Esq.	—	—	—	—

(1)
The value realized on vesting is calculated by multiplying the number of shares that vested on the applicable vesting date by the closing price of our common stock on the NASDAQ Global Select Market on the applicable vesting date.

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
In the event that Mr. Corbett is terminated (i) without cause or (ii) by Mr. Corbett following certain events, he is entitled to receive as severance compensation equivalent to nine months of base salary plus 100% of his annual target bonus amount then in effect, paid over a period of nine months, known as the Corbett Severance Period. During the Corbett Severance Period, Mr. Corbett will receive a "gross-up" related to any taxes incurred for the continuation of his health and dental insurance coverage pursuant to COBRA. Previously granted stock options and restricted stock which is scheduled to vest during the Corbett Severance Period will continue to vest. Mr. Corbett shall have 90 days after the end of the Corbett Severance Period to exercise any and all vested options. In the event that Mr. Corbett's employment is terminated within 180 days following a change of control, the Corbett Severance Period is increased from nine months to twelve months.
In the event that Mr. O’Neill is terminated (i) without cause or (ii) by Mr. O’Neill following certain events, he is entitled to receive as severance compensation his base salary for a period of 12 months, and payment of, or reimbursement for the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments. In the event that Mr. O’Neill’s employment is terminated due to either his death or disability, we are required to pay Mr. O’Neill (or his estate, as the case may be) an amount equal to Mr. O’Neill’s target bonus for the fiscal year in which such termination occurred (with such amount pro-rated based on the date of termination). In addition, in the event of termination due to death or disability, any unvested stock options and restricted stock awards held by Mr. O’Neill shall become fully vested and not subject to forfeiture or repurchase.
In the event that Mr. Plunkett is terminated without cause he is entitled to receive as severance compensation his base salary for a period of nine months and payment, or reimbursement, of the continuation of his health and dental insurance coverage pursuant to COBRA.
In the event that Mr. Asai is terminated without cause, he is entitled to receive as severance compensation his base salary for a period of 12 months. In the event of Mr. Asai’s death, 50% of his then current base salary would be payable to his estate.
In the event that Mr. Garner is terminated without cause he is entitled to receive as severance compensation his base salary for a period of nine months and during such nine-month period Mr. Garner shall be entitled to continue to participate in all benefit programs that the Company establishes and makes available to its management employees.
Pursuant to our restricted stock, stock option, and PSU agreements with our executive officers, including our named executive officers, in the event of a change in control, as defined in the 2005 Stock Plan and described below, the vesting of outstanding restricted stock, stock option, and PSU grants (at 100% of the target amount) held by our executive officers will accelerate in connection with a change in control, without regard to whether the executive officer terminates employment in connection with or following the change in control.
Potential Post-Employment Payments Table
The table below reflects amounts payable by us to the Named Executive Officers (i) assuming their employment was terminated on December 31, 2015, and (ii) assuming a change in control occurred on December 31, 2015.

Name	Voluntary Termination by Executive (1) ($)	For Cause Termination (1) ($)	Involuntary Disability or Death ($)	Termination by the Company Without Cause Prior to a Change in Control ($)	Change in Control with No termination (2) ($)
James Corbett(3)	1,041,093	38,578	38,578	870,015	150,000
Michael O’Neill(4)	462,822	63,135	323,760	462,822	59,625
Michael Plunkett(5)	50,172	50,172	50,172	326,292	75,750
Mitsuo Asai(6)	17,080	17,080	133,249	232,338	21,375
Ebun Garner, Esq.(7)	52,769	52,769	52,769	311,112	59,625

(1)
Other than with respect to Messrs. Corbett O’Neill and Asai, the only post-employment payments payable to Named Executive Officers who voluntarily terminate their employment or are terminated for cause would be accrued earnings and accrued but unused vacation through the termination date. Accrued vacation through termination, whether in connection with a voluntary termination or termination for cause, must be paid in accordance with California law. Each of Messrs. Corbett and O’Neill are entitled to a severance payment in the event that certain events occur prior to a termination of employment by the employee.

(2)
Represents the intrinsic value of the unvested PSUs, stock options and restricted stock awards as of December 31, 2015 that would have been accelerated had a change in control occurred on that date, calculated by multiplying the number of underlying unvested shares by the closing price of our stock on December 31, 2015 ($0.30 per share) and, in the case of stock options, then subtracting the applicable option exercise price. As of December 31, 2015, Mr. Corbett had 500,000 unvested PSUs and restricted stock awards, Messrs. O’Neill and Garner had 198,750 unvested PSUs and restricted stock awards, Mr. Plunkett had 252,500 unvested PSUs and restricted stock awards, and Mr. Asai had 71,500 unvested PSUs and restricted stock awards. As of December 31, 2015, Mr. Corbett had 343,750 unvested stock options, Messrs. O’Neill and Garner each had 125,547 unvested stock options, Mr. Plunkett had 114,064 unvested stock options, and Mr. Asai had 22,265 unvested stock options.

(3)
Mr. Corbett’s post-employment compensation would consist of (a) 12 months’ salary totaling $530,000, (b) bonus of $424,000, (c) healthcare related benefits of $23,103, (d) tax gross-ups on healthcare related benefits of $25,413 and (e) accrued and unused vacation $38,578.

(4)
Mr. O’Neill’s post-employment compensation would consist of (a) 12 months’ salary totaling $335,000, (b) healthcare related benefits of $30,803 (c) tax gross ups on healthcare related benefits of $33,884 and (d) accrued and unused vacation of $63,135.

(5)
Mr. Plunkett’s post-employment compensation would consist of (a) nine months’ salary totaling $243,750, (b) healthcare related benefits of $15,414 (c) tax gross ups on healthcare related benefits of $16,956 and (d) accrued and unused vacation of $50,172.

(6)	Mr. Asai's post-employment compensation would consist of 12 months’ salary totaling $232,338.

(7)
Mr. Garner’s post-employment compensation would consist of (a) nine months’ salary totaling $210,000, (b) healthcare related benefits of $23,020 (c) tax gross ups on healthcare related benefits of $25,322 and (d) accrued and unused vacation of $52,770.

Nominating, Governance and Compensation Committee Interlocks and Insider Participation.
During fiscal year 2015, the members of the Nominating, Governance and Compensation Committee were Mr. Molson, Mr. O’Neil, Mr. Davis, and Mr. Rohit Desai, who resigned from the Board in March of 2016. No member of the Nominating, Governance and Compensation Committee was at any time during fiscal year 2015 an officer or employee of the Company (or any of its subsidiaries), or was formerly an officer of the Company (or any of its subsidiaries). During fiscal year 2015, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Nominating, Governance and Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Nominating, Governance and Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2015 to each of our current directors and former directors, John H. Foster, Rohit M. Desai and James R. Glynn.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Leslie Cross	75,000	75,000	49,490	—	199,490
Mortimer Berkowitz III(1)	—	—	—	—	—
John H. Foster(1)	—	—	—	—	—
Rohit M. Desai	33,000	45,000	29,694	—	107,694
James R. Glynn	33,750	45,000	29,694	—	108,444
Siri S. Marshall	33,000	45,000	29,694	—	107,694
R. Ian Molson	61,000	45,000	29,694	—	135,694
Stephen E. O’Neil	33,000	45,000	29,694	—	107,694
Tom C. Davis	35,000	50,164	33,095	—	118,259
Donald Williams	39,000	45,000	29,988	—	113,988

(1)	Mr. Foster and Mr. Berkowitz were not paid any compensation for their service as a director during 2015 nor did they have any stock awards or options outstanding as of December 31, 2015.

(2)
Represents the grant date fair value of the stock to purchase the value of $45,000 worth of shares of common stock awarded on February 25, 2015 to Messrs. Desai, Glynn, Molson, O’Neill and Ms. Marshall, the value of $75,000 worth of shares of our common stock awarded on February 25, 2015 to Mr. Cross and the value $45,000 worth of shares of our common stock awarded on May 1, 2015 to Mr. Williams. In addition, Mr. Davis was awarded the grant date fair value of $5,164 worth of our common stock awarded on May 5, 2015. The grant date fair value of these stock awards, which were the only stock awards granted to these directors in the fiscal year ended December 31, 2015, was computed in accordance with FASB ASC Topic 718. The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 9 in the Notes to Consolidated Financial Statements included in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation” in the Form 10-K.

(3)
Represents the grant date fair value of the stock options to purchase the Black-Scholes value of $30,000 worth of non-qualified options of common stock awarded on February 25, 2015 to certain of our directors Messrs. Desai, Glynn, Molson, O’Neill and Ms. Marshall, the Black-Scholes value of $50,000 worth of non-qualified options awarded on February 25, 2015 to Mr. Cross and the Black-Scholes value $30,000 worth of nonqualified options awarded on May 1, 2015 to Mr. Williams. In addition, Mr. Davis was awarded the Black-Scholes value of $5,162 worth of nonqualified options awarded on May 5, 2015 The grant date fair value of these stock options, which were the only stock options granted to these directors in the fiscal year ended December 31, 2015, was computed in accordance with FASB ASC Topic 718. The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 9 in the Notes to Consolidated Financial Statements included in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Stock-Based Compensation” in the Form 10-K.

In July 2013, the Board approved the following annual compensation program for our independent directors: (i) an annual grant of nonqualified options equivalent in value to $30,000 on the date of grant with three-year vesting; (ii) an annual grant of shares of restricted stock equivalent in value to $45,000 on the date of grant with one-year vesting; (iii) an annual cash retainer of $25,000, which is paid quarterly; (iv) an annual payment of $20,000, paid quarterly to each independent director that serves as a Chairman of the Board or a Board committee; and (v) an annual payment of $8,000, paid quarterly, to each independent director that serves as a member of a Board committee.

In February 2015, the Nominating, Governance and Compensation Committee approved the following annual compensation program for a non-employee Chairman of the Board of Directors: (i) an annual grant of nonqualified options equivalent in value to $50,000 on the date of grant with three-year vesting; and (ii) an annual grant of shares of restricted common stock equivalent in value to $75,000 on the date of grant with one-year vesting.
In connection with his retirement, Mr. Glynn and the Company entered into a Vesting Acceleration Agreement effective as of November 1, 2015. Pursuant to the agreement all outstanding options to purchase the Company’s common stock and any restricted common stock held by Mr. Glynn as of November 1, 2015 became vested and exercisable. In addition, the term during which Mr. Glynn may exercise his stock options was extended until the earlier of: (i) November 1, 2017 (or the following business day if such day is not a business day of the Company), or (ii) the expiration date that would apply to such stock option. There was no incremental stock compensation expense to the Company related to the accelerated vesting of Mr. Glynn's equity awards.
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	10,032,039	$2.03	3,840,391
Equity compensation plans not approved by security holders	—	—	—
Total	10,032,039	$2.03	3,840,391

(1)	This plan consists of our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, which expired by its terms in April 2016.

(2)	Excludes 732,822 shares of restricted stock awards issued and unvested as of December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2016 for (a) each of our Named Executive Officers listed in the Summary Compensation Table, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 102,150,232 shares of common stock outstanding on April 15, 2016. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, California 92008.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock
Directors and Named Executive Officers
Leslie H. Cross(2)	1,420,475	1.4%
Mortimer Berkowitz III(3)	31,787,738	31.1%
R. Ian Molson(4)	524,597	*
Stephen E. O’Neil(5)	284,735	*
Siri S. Marshall(6)	282,098	*
Tom C. Davis(7)	52,506	*
Donald A. Williams	36,034
James M. Corbett(8)	318,204	*
Michael O’Neill(9)	530,931	*
Michael C. Plunkett(10)	401,364	*
Mitsuo Asai(11)	462,348	*
Ebun S. Garner, Esq.(12)	453,752	*
All current executive officers and directors as a group (13 persons)(13)	36,625,881	35.9%

Five Percent Stockholders
HealthpointCapital Partners, L.P.(14) 505 Park Avenue, 12th Floor New York, NY 10022	10,777,173	10.6%

HealthpointCapital Partners II, L.P.(15) 505 Park Avenue, 12th Floor New York, NY 10022	21,010,565	20.6%

John H. Foster(16) c/o HealthpointCapital Partners, L.P. 505 Park Avenue, 12th Floor New York, NY 10022	31,969,038	31.3%

Deerfield Mgmt., L.P.(17) 780 Third Avenue, 37th Floor New York, NY 10017	15,432,738	14.5%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)
Beneficial ownership is determined in accordance with the rules promulgated by the Securities and Exchange Commission and includes sole or shared voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2016, pursuant to the exercise of stock options or any other right are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2)	Includes 815,149 shares issuable pursuant to options that are or will become vested within 60 days of April 15, 2016.

(3)
Includes 10,777,173 shares held by HealthpointCapital Partners, L.P. and 21,010,565 shares held by HealthpointCapital Partners II, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. and he is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P., and therefore Mr. Berkowitz may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P. Mr. Berkowitz disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 11,200 shares owned by Mr. Berkowitz’s spouse.

(4)
Includes 199,988 shares held by the Swiftsure Trust. Mr. Molson controls Nantel Investment, Ltd., which is the beneficiary of the Swiftsure Trust. Mr. Molson disclaims beneficial ownership of the shares held by the Swiftsure Trust except to his proportionate pecuniary interest in such shares. Also, includes 136,497 shares of common stock issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(5)	Includes 115,923 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(6)	Includes 115,923 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(7)	Includes 15,231 shares issuable pursuant to the exercise of options that are or will become exercisable within 60 days of April 15, 2016.

(8)	Includes 250,000 shares issuable pursuant to the exercise of options that are or will become exercisable within 60 days of April 15, 2016.

(9)	Includes 404,709 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(10)	Includes 201,874 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(11)	Includes 209,453 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(12)	Includes 358,534 shares issuable pursuant to the exercise of options that are or will become vested within 60 days of April 15, 2016.

(13)
See footnotes (2) through (12) above, Also includes 39,375 shares issuable pursuant to the exercise of options held by Kristin Machacek Leary, our Senior Vice President, Global Human Resources, that are or will become vested within 60 days of April 15, 2016. Includes 10,777,173 shares held by HealthpointCapital Partners, L.P., and 21,010,565 shares held by HealthpointCapital Partners II, L.P., which may be deemed to be beneficially owned by our director, Mortimer Berkowitz III. See also footnotes (3) and (4) above.

(14)
Includes shares held by HealthpointCapital Partners, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Berkowitz and HGP, LLC may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P., but disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest in such shares. Based on Amendment No. 4 to Schedule 13D filed jointly by HealthpointCapital Partners, L.P., HGP, LLC, HealthpointCapital Partners II, L.P., HCPII Co-Invest Vehicle II, L.P., HGP II, LLC, and Mortimer Berkowitz III on March 19, 2012 and the Form 4 filed by HealthpointCapital Partners L.P. on November 30, 2012.

(15)
Includes shares held by HealthpointCapital Partners, II L.P. Mr. Berkowitz is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Berkowitz and HGP II, LLC may be deemed to beneficially own the shares held by HealthpointCapital Partners II, L.P., but disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest in such shares. Based on Amendment No. 4 to Schedule 13D filed jointly by HealthpointCapital Partners, L.P., HGP, LLC, HealthpointCapital Partners II, L.P., HCPII Co-Invest Vehicle II, L.P., HGP II, LLC, and Mortimer Berkowitz III on March 19, 2012 and the Form 4 filed by HealthpointCapital Partners II L.P. on November 30, 2012.

(16)
Includes 10,777,173 shares held by HealthpointCapital Partners, L.P. and 21,010,565 shares held by HealthpointCapital Partners II, L.P. Mr. Foster, our former director, is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. and he is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P., and therefore Mr. Foster may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P. Mr. Foster disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 150,900 shares held by Mr. Foster individually and 30,400 shares held by John H. Foster, trustee u/w/o of Virginia C. Foster. Mr. Foster is a trustee and the principal beneficiary of such trust.

(17)
This information is based solely on a Schedule 13G/A filed by Deerfield Mgmt., L.P. with the SEC on February 16, 2016, which reported ownership as of December 31, 2015. Includes an aggregate of 4,982,738 shares of common stock and warrants to purchase 11,450,000 shares of common stock, or the Warrants held by Deerfield Special Situations Funds, L.P., Deerfield Private Design Fund II, L.P. and Deerfield Private Design Internationals II, L.P., of which Deerfield Mgmt. L.P. is the general partner and which we refer to collectively as Deerfield. The provisions of the Warrants restrict the exercise of the Warrants to the extent that, upon such exercise, the number of shares then beneficially owned by Deerfield and any other person or entities with which Deerfield would constitute a Section 13(d) “group” would exceed 9.985% of our total number of shares then outstanding, or the Ownership Cap. Accordingly, notwithstanding the number of shares reported, Deerfield disclaims beneficial ownership of the shares underlying the Warrants to the extent beneficial ownership of such shares would cause Deerfield, in the aggregate to exceed the Ownership Cap.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Except as set forth below and in Item 11 - “Executive Compensation” of this report, there were no transactions to which we were a party since January 1, 2015 through the date of this report with our directors and officers and beneficial owners of more than 5% of our voting securities and their affiliates
Agreements with our Officers, Directors and Principal Stockholders
For the year ended December 31, 2015, we incurred costs of less than $0.1 million related to reimbursement of travel and administrative expenses to HealthpointCapital, LLC. John H. Foster, our former director, is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are our principal stockholders. In addition, for the year ended December 31, 2015, we paid less than $0.1 million in connection with the indemnification obligations of our affiliates, Scient’x S.A.S. and Surgiview S.A.S., all of which was related to a litigation matter in which indemnification was provided by us to certain directors of our affiliates that are also our directors.
We have entered into indemnification agreements with all of our directors. The indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by us.
Related Party Transaction Policies
Our officers, directors and affiliates are required to obtain Audit Committee approval in advance for any proposed related party transaction. In addition, all related party transactions of more than $250,000 are to be reviewed by at least two independent directors or the Audit Committee no less than five days before consummation of the proposed related party transaction, or upon agreement if less than five days between agreement and consummation, and the independent directors’ approval or disapproval of the proposed related party transaction are to be fully disclosed in our next annual or quarterly report immediately following the approval or disapproval of the proposed related party transaction. In addition, our code of conduct requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. The code of conduct states that a conflict of interest exists when an individual’s private interest interferes in any way with our interests and sets forth a list of broad categories of the types of transactions that must be reported to our compliance officer. Under the code of conduct, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.
Director Independence
Our Board has determined that the following members of the Board qualify as independent directors under the current independence standards promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market: R. Ian Molson, Stephen E. O’Neil, Siri S. Marshall, Tom C. Davis, and Donald A. Williams.

Item 14.	Principal Accounting Fees and Services
The Board has approved the Audit Committee's recommendation to have Ernst & Young LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2016.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal Year 2015	Fiscal Year 2014

Audit fees (1)	$1,580,699	$1,619,642
Audit-related fees	—	—
Tax fees (2)	—	75,796
All other fees	—	—
Total	$1,580,699	$1,695,438

(1)
Audit fees represent professional services provided in connection with the audit of our financial statements, review of our quarterly financial statements, and audit services in connection with other regulatory filings.

(2)
Tax fees in 2015 represent professional services provided in connection with consulting on compliance with the Medical Device Excise tax and transfer pricing study. Tax fees in 2014 represent professional services performed in connection with transfer pricing study and Section 382 tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.
Prior to engagement of our independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
1. Audit services include audit work performed in the review of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.
Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The financial statements and financial statement schedules listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

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
			Form 8-K (Exhibit 4.2)	03/19/14	000-52024
Real Property Lease Agreements
10.1	Standard Industrial Lease (Net) by and between Alphatec Holdings, Inc. and H.G. Fenton Property Company, dated as of January 30, 2008		Form 10-Q (Exhibit 10.2)	05/12/08	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.2	Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016		Form 10-K (Exhibit 10.2)	03/15/16	000-52024

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
			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.11†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.12†	Exclusive License Agreement by and between Alphatec Spine, Inc. and Stout Medical Group, LP, dated as of September 11, 2007		Form 10-Q (Exhibit 10.2)	11/09/07	000-52024

10.13†	First Amendment to the Exclusive License Agreement, effective March 31, 2009 between Alphatec Spine, Inc. and Stout Medical Group LP		Form 10-Q (Exhibit 10.4)	05/05/09	000-52024

10.14†	Amendment to the Exclusive License Agreement dated August 1, 2014 between Alphatec Spine, Inc. and Stout Medical Group, L.P.		Form 10-Q (Exhibit 10.4)	10/30/14	000-52024

10.15†	Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated as of October 22, 2013		Form 10-K (Exhibit 10.26)	03/20/14	333-18790

10.16	First Amendment to the Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated November 2, 2015		Form 10-K (Exhibit 10.24)	03/15/16	000-52004

Agreements with Officers and Directors

10.17*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/08/10	000-52024

10.18*	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross		Form 10-Q (Exhibit 10.1)	05/08/12	000-52024

10.19*	Amendment to the Employment Agreement by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated May 1, 2014		Form 10-K (Exhibit 10.23)	02/27/15	000-52024

10.20*	Employment Agreement by and between Alphatec Spine, Inc. and Mitsuo Asai, dated February 17, 2014		Form 10-Q (Exhibit 10.5)	05/01/14	000-52024

10.21*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	03/07/08	000-52024

10.22*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014		Form 10-Q (Exhibit 10.1)	07/31/14	000-52024

10.23*	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014		Form 10-Q (Exhibit 10.4)	05/01/14	000-52024

10.24*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.25*	Vesting Acceleration Agreement by and between James Glynn and Alphatec Holdings, Inc., dated November 2, 2015		Form 10-K (Exhibit 10.34)	03/15/16	000-52024

Equity Compensation Plans
10.26*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.27*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.28*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.29*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.30*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.31*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.32*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.33*	Amended 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

10.34*	Summary of the Alphatec Holdings, Inc. 2015 Discretionary Bonus Plan		Form 10-Q (Exhibit 10.1)	05/01/15	000-52024

Settlement Agreements

10.35
Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, Orthotec, LLC, Patrick Bertranou and the other parties named therein
			Form 10-Q (Exhibit 10.3)	10/30/14	000-52024

21.1	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries		Form 10-K (Exhibit 21.1)	03/15/16	000-52024

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/15/16	000-52024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document		Form 10-K (Exhibit 101.1)	03/15/16	000-52024

101.2	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.2)	03/15/16	000-52024

101.3	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.3)	03/15/16	000-52024

101.4	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.4)	03/15/16	000-52024

101.5	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.5)	03/15/16	000-52024

101.6	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.6)	03/15/16	000-52024

(*)	Management contract or compensatory plan or arrangement.

(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	April 29, 2016	By:	/S/ JAMES M. CORBETT
		Name:	James M. Corbett
		Title:	President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES M. CORBETT	President and Chief Executive Officer and Director (principal executive officer)	April 29, 2016
James M. Corbett

/S/ MICHAEL O’NEILL	Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)	April 29, 2016
Michael O’Neill

/S/ LESLIE H. CROSS	Chairman of the Board of Directors	April 29, 2016
Leslie H. Cross

/S/ MORTIMER BERKOWITZ III	Chairman of the Executive Committee of the Board of Directors	April 29, 2016
Mortimer Berkowitz III

/S/ TOM C. DAVIS	Director	April 29, 2016
Tom C. Davis

/S/ SIRI S. MARSHALL	Director	April 29, 2016
Siri S. Marshall

/S/ R. IAN MOLSON	Director	April 29, 2016
R. Ian Molson

/S/ STEPHEN E. O’NEIL	Director	April 29, 2016
Stephen E. O’Neil

/S/ DONALD A. WILLIAMS	Director	April 29, 2016
Donald A. Williams