Form 10-Q
period 2016-03-31
Alphatec Holdings, Inc.
filed 2016-05-06
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of May 4, 2016, there were 102,174,878 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$7,761	$11,229
Restricted cash	1,250	2,350
Accounts receivable, net	39,436	38,319
Inventories, net	47,958	44,908
Prepaid expenses and other current assets	3,854	4,689
Total current assets	100,259	101,495
Property and equipment, net	22,673	21,945
Intangible assets, net	21,004	21,616
Other assets	1,454	1,285
Total assets	$145,390	$146,341
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,293	$14,169
Accrued expenses	30,858	29,791
Deferred revenue	736	648
Common stock warrant liabilities	573	687
Current portion of long-term debt	78,105	79,742
Total current liabilities	129,565	125,037
Long-term debt, less current portion	314	480
Other long-term liabilities	34,251	33,797
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2016 and December 31, 2015; 3,319 shares issued and outstanding at both March 31, 2016 and December 31, 2015	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2016 and December 31, 2015; 102,148 and 102,158 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10	10
Treasury stock, at cost, 19 shares, at both March 31, 2016 and December 31, 2015	(97)	(97)
Additional paid-in capital	416,997	416,939
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(20,396)	(21,188)
Accumulated deficit	(433,857)	(427,240)
Total stockholders’ deficit	(42,343)	(36,576)
Total liabilities and stockholders’ deficit	$145,390	$146,341
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$44,761	$48,647
Cost of revenues	13,532	15,335
Amortization of acquired intangible assets	360	369
Gross profit	30,869	32,943
Operating expenses:
Research and development	3,667	3,851
Sales and marketing	19,122	18,195
General and administrative	10,647	9,138
Amortization of acquired intangible assets	486	677
Restructuring expenses	686	(60)
Total operating expenses	34,608	31,801
Operating (loss) income	(3,739)	1,142
Other income (expense):
Interest income	20	7
Interest expense	(3,357)	(3,371)
Other income (expense), net	1,045	(1,437)
Total other income (expense)	(2,292)	(4,801)
Pretax net loss	(6,031)	(3,659)
Income tax provision	586	902
Net loss	$(6,617)	$(4,561)

Net loss per basic and diluted share	$(0.07)	$(0.05)

Shares used in calculating basic and diluted net loss per share	101,586	99,020
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,617)	$(4,561)
Foreign currency translation adjustments	792	(11,197)
Comprehensive loss	$(5,825)	$(15,758)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(6,617)	$(4,561)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	3,884	4,162
Stock-based compensation	58	1,253
Interest expense related to amortization of debt discount and debt issuance costs	1,432	1,394
Provision for doubtful accounts	195	—
Provision for excess and obsolete inventory	645	583
Deferred income tax expense	(76)	233
Other non-cash items	(12)	(133)
Changes in operating assets and liabilities:
Restricted cash	1,100	1,100
Accounts receivable	(597)	1,263
Inventories	(3,048)	(686)
Prepaid expenses and other current assets	889	335
Other assets	(20)	3
Accounts payable	2,904	(487)
Accrued expenses and other	(607)	(6,712)
Deferred revenues	80	30
Net cash provided by (used in) operating activities	210	(2,223)
Investing activities:
Purchases of property and equipment	(1,686)	(3,462)
Cash received from sale of assets	516	—
Net cash used in investing activities	(1,170)	(3,462)
Financing activities:
Borrowings under lines of credit	34,879	38,951
Repayments under lines of credit	(33,878)	(40,227)
Principal payments on capital lease obligations	(198)	(196)
Principal payments on notes payable and term loan	(2,340)	(2,234)
Net cash used in financing activities	(1,537)	(3,706)
Effect of exchange rate changes on cash	(971)	1,056
Net decrease in cash	(3,468)	(8,335)
Cash at beginning of period	11,229	19,735
Cash at end of period	$7,761	$11,400

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,918	$1,856
Cash paid for income taxes	$646	$265
Purchases of property and equipment in accounts payable	$4,495	$886

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
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the SEC on March 15, 2016.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future periods.
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
The Company's amended and restated credit facility (the "Amended Credit Facility") with MidCap Financial, LLC ("MidCap") matures in December 2016, which will require the Company to refinance the Amended Credit Facility with MidCap or to seek alternative financing. The Company has determined that it failed to comply with the fixed charge coverage ratio for January 2016 and the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants and for March 2016, under its Amended Credit Facility with MidCap. The Company also did not meet a requirement for the percentage of the Company's total cash held in U.S. accounts for January, February and March 2016. The Company’s default under the MidCap credit facility also constitutes an event of default under the facility agreement (the "Facility Agreement") with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively "Deerfield"). In March 2016, the Company received waivers from MidCap and Deerfield for the January non-compliances. In May 2016, MidCap and Deerfield provided waivers for the February and March non-compliances. The Company can provide no assurance that it will be in compliance with the financial covenants for April 2016 or in the future. If the Company does not obtain waivers from MidCap or Deerfield for any future non-compliances, they would have the right to call the debts due immediately, which would significantly impact the Company's ability to continue as a going concern. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2016. Except as discussed below, these accounting policies have not significantly changed during the three months ended March 31, 2016.
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
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of March 31, 2016 or December 31, 2015. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2015	$687
Change in fair value	(114)
Balance at March 31, 2016	$573
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

This guidance, including all subsequent clarifications, is effective for the Company for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
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
In April 2015, the FASB issued guidance, which amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance this guidance, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted the provisions of the new guidance during the interim period ended March 31, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $0.4 million of debt issuance costs were reclassified in the consolidated balance sheet from prepaid expenses and other current assets to current portion of long-term debt. The adoption of ASU 2015-03 did not impact the Company's consolidated statement of operations, comprehensive loss or cash flows.
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
In February 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$40,686	$39,380
Allowance for doubtful accounts	(1,250)	(1,061)
Accounts receivable, net	$39,436	$38,319
Inventories, net
Inventories, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$7,255	$7,237
Work-in-process	2,150	1,908
Finished goods	58,991	55,393
	68,396	64,538
Less reserve for excess and obsolete finished goods	(20,438)	(19,630)
Inventories, net	$47,958	$44,908

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2016	December 31, 2015
Surgical instruments	4	$68,969	$65,723
Machinery and equipment	7	13,854	15,520
Computer equipment	3	4,304	3,984
Office furniture and equipment	5	3,626	3,746
Leasehold improvements	various	3,867	3,856
Building	39	49	65
Land	n/a	9	9
Construction in progress	n/a	208	354
		94,886	93,257
Less accumulated depreciation and amortization		(72,213)	(71,312)
Property and equipment, net		$22,673	$21,945
Total depreciation expense was $2.9 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.2 million were included in the construction in progress balance. At December 31, 2015, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.1 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	March 31, 2016	December 31, 2015
Developed product technology	1	$21,908	$21,633
Distribution rights	4	2,217	2,100
Intellectual property	—	1,004	1,004
License agreements	1	16,716	16,714
Core technology	4	4,230	4,086
Trademarks and trade names	2	3,334	3,245
Customer-related	9	19,582	19,169
Distribution network	5	4,027	4,027
Physician education programs	—	2,602	2,513
Supply agreement	—	225	225
		75,845	74,716
Less accumulated amortization		(54,841)	(53,100)
Intangible assets, net		$21,004	$21,616
Total amortization expense was $1.0 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.
Future amortization expense related to intangible assets as of March 31, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$3,058
2017	4,078
2018	2,901
2019	2,453
2020	1,841
Thereafter	6,673
$21,004
 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Commissions and sales milestones	$5,349	$5,920
Payroll and payroll related	5,518	5,577
Litigation settlements	4,400	4,400
Accrued professional fees	2,409	2,203
Royalties	1,433	1,578
Restructuring and severance accruals	1,302	1,358
Accrued taxes	3,477	1,074
Accrued interest	973	999
Other	5,997	6,682
Total accrued expenses	$30,858	$29,791

4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 15, 2016.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity of the credit facility to August 2016. In July 2015, the Company further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of March 31, 2016, the Amended Credit Facility consisted of a $38 million term loan, $26.5 million of which was outstanding as of March 31, 2016 and a revolving line of credit with a maximum borrowing base of $40 million, of which $29.8 million was outstanding at March 31, 2016. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2016, the revolving line of credit carried an interest rate of 6.4% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
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
On July 10, 2015, the Company entered into a Second Amendment to the Amended Credit Facility with MidCap (the "Second Amendment to the Amended Credit Facility") to increase the term loan commitment from $33 million to $38 million. The Company borrowed the additional $5 million under the term loan on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility (the "Third Term Loan Tranche"). Until January 1, 2016, only interest payments were due for the Third Term Loan Tranche.  Thereafter, the Company is required to pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  The Company paid MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.
In connection with the execution of the Amended Credit Facility, the Company incurred an additional $0.4 million in costs that were capitalized as debt issuance costs.
On March 11, 2016, the Company entered into a third amendment and waiver to the Amended Credit Facility with MidCap (the "Third Amendment to the Amended Credit Facility"). The Third Amendment to the Amended Credit Facility extended the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contained a waiver of the December 2015 defaults under the Amended Credit Facility, provided a waiver for the fixed charge coverage ratio for January 2016 and eliminated the fixed charge coverage ratio covenant for February 2016. At March 31, 2016, $0.7 million remains as unamortized debt discount related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The First Amendment to the Amended Credit Facility added a total leverage ratio financial covenant. The Amended Credit Facility also provides for several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.
The Company was not in compliance with certain of the financial covenants of the Amended Credit Facility during the three months ended March 31, 2016, as disclosed in Note 1. The Company has obtained a waiver from MidCap and Deerfield with respect to the non-compliances during such period. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility for April 2016 or in the future.
Deerfield Facility Agreement
On March 17, 2014, the Company entered into the Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 7 below. The Company agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed. Amounts borrowed under the Facility Agreement are payable on the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
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
As of March 31, 2016, Orthotec settlement payments of $24.1 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $1.3 million, which was classified as short-term restricted cash, as its use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, a payment of $1.1 million was made on April 1, 2016. The amounts borrowed under the Facility Agreement, which total $26.2 million in principal and accrued amendment fee as of March 31, 2016, are due in three annual payments beginning March 20, 2017.
On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permitted, among other things, the Company to enter into and borrow the additional $5.0 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.
As of March 31, 2016, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock were revalued to their fair value resulting in a $0.1 million gain and $0.1 million expense for the three months ended March 31, 2016 and 2015, respectively included in other income/expense. The change in the fair value of the warrants of $0.1 million for the three months ended March 31, 2016 is included in other non-cash items in the condensed consolidated statements of cash flows. The warrant liability of $0.6 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of March 31, 2016.
At March 31, 2016, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

March 31, 2016
Risk-free interest rate	1.0%
Dividend yield	—%
Expected volatility	79%
Expected life (years)	4.0
On February 5, 2016, the Company entered into a Limited Waiver and Second Amendment to the Facility Agreement (the “Facility Agreement Second Amendment”) with Deerfield. The Facility Agreement Second Amendment increased the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, the Facility Agreement Second Amendment provides that the Company may elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Facility Agreement and bear interest at the interest rate of 14.75% per annum (the “PIK Interest”). All accrued and unpaid PIK Interest is due and payable when the outstanding amounts under the Facility Agreement are due and payable thereunder or are fully repaid, whichever occurs first. The Facility Agreement Second Amendment also contains an amendment fee in the amount of $0.6 million, which is due and payable in installments of $0.2 million on each of the third, fourth and fifth anniversaries of the Facility Agreement; provided that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement are due and payable or are fully repaid, whichever occurs first. The Facility Agreement Second Amendment also changes the date from March 31, 2017 to March 31, 2018, as the date through which the Company must pay interest in the event the Company prepays amounts outstanding under the Facility Agreement prior to such date. The Second Amendment also contains a waiver of the defaults under the Facility Agreement for the fixed charge coverage ratio for the month of January 2016.
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
Principal payments on debt are as follows as of March 31, 2016 (in thousands):

Year Ending December 31,
Remainder of 2016 (1)	$57,248
2017 (1)	8,748
2018 (1)	8,748
2019 (1)	8,748
2020 and thereafter	—
Total	83,492
Add: capital lease principal payments	1,079
Less: unamortized debt discount and debt issuance costs	(6,152)
Total	78,419
Less: current portion of long-term debt (1)	(78,105)
Long-term debt, net of current portion	$314

(1) The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Amended Credit Facility and the Facility Agreement was callable as of March 31, 2016 due to the event of default (See Note 1 and Note 5) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of March 31, 2016.

6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2018. Future minimum annual lease payments under such leases are as follows as of March 31, 2016 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2016	$2,697	$653
2017	2,120	437
2018	1,679	68
2019	1,522	—
2020 and thereafter	2,397	—
	$10,415	1,158
Less: amount representing interest		(79)
Present value of minimum lease payments		1,079
Current portion of capital leases		(599)
Capital leases, less current portion		$480
Rent expense under operating leases for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.8 million, respectively.
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

7. Orthotec Settlement
On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and then one additional quarterly installment of $0.7 million, commencing October 1, 2014.
As of March 31, 2016, the Company has made installment payments in the aggregate of $24.1 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.
8. Net Loss Per Share
Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, performance-based restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss for basic earnings per share	$(6,617)	$(4,561)
Decrease in fair value of warrants	—	—
Diluted net loss applicable to common stockholders	$(6,617)	$(4,561)
Denominator:
Weighted average common shares outstanding	102,151	99,849
Weighted average unvested common shares subject to repurchase	(565)	(829)
Weighted average common shares outstanding—basic	101,586	99,020
Effect of dilutive securities:
Conversion of preferred stock	—	—
Options	—	—
Warrants	—	—
Weighted average common shares outstanding—diluted	101,586	99,020
Net loss per share:
Basic and diluted	$(0.07)	$(0.05)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	7,547	7,318
Unvested restricted share awards	565	829
Warrants to purchase common stock	11,544	11,544
Total	19,656	19,691
9. Stock Benefit Plans and Stock-Based Compensation
In February 2015 and July 2014, the Company granted 1,854,000 and 932,000 performance-based restricted stock units ("PSUs"), respectively, to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 2015 through December 2017 for the PSUs granted in 2015 and from July 2014 through December 2016 for the PSUs granted in 2014. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share for the 2015 grants and $1.45 for the 2014 grants which was based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The PSUs granted in 2015 are deemed not probable of vesting and the PSUs granted on 2014 were deemed not probable of vesting as of March 31, 2016, which resulted in an adjustment to reduce the stock-based compensation expense by $0.5 million during the three-month period ended March 31, 2016.
10. Income Taxes
To calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased by less than $0.1 million during the three months ended March 31, 2016. The increase in unrecognized tax benefits during the three months ended March 31, 2016 was primarily related to foreign currency fluctuations and an increase related to federal and state research credits. The unrecognized tax benefits at March 31, 2016 and December 31, 2015 were $10.4 million and $10.4 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is approximately $0.2 million. Additionally, the French restructuring (see Note 12) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
The income tax provision consists primarily of income tax provisions related to state income taxes and operations in other foreign jurisdictions where the Company operates. The Company's effective tax rate of (9.7)% for the three months ended March 31, 2016 differs from the federal statutory rate of 35% primarily due to a full U.S. valuation allowance, state income taxes and foreign operations.
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

During the three months ended March 31, 2016 and 2015, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three months ended March 31, 2016 and 2015 totaled $9.2 million and $7.6 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
United States	$29,086	$30,467
International	15,675	18,180
Total consolidated revenues	$44,761	$48,647
Total assets by region were as follows (in thousands):

	March 31, 2016	December 31, 2015
United States	$96,796	$97,604
International	48,594	48,737
Total consolidated assets	$145,390	$146,341
12. Restructuring
In 2015 the Company initiated plans to close its operations in France. The Company recorded total costs of $0.6 million in the three months ended March 31, 2016 related to employee severance and related taxes in regards to this closure.
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. As of March 31, 2016, the restructuring is substantially complete. The Company incurred expenses of $0.1 million during the three month period ended March 31, 2016 related to these restructuring activities.
13. Related Party Transactions
For the three months ended March 31, 2016 and 2015, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of March 31, 2016, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2016. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.
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
Restructuring expense. Restructuring expense consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and contract termination costs incurred in connection with the reorganization of the Scient’x operations in France and the termination of our manufacturing operations in California.
Total other income (expense). Total other income (expense) includes interest income, interest expense, changes in the fair value of the warrant liabilities, gains and losses from foreign currency exchanges, and other non-operating gains and losses.
Income tax provision. Income tax provision consists primarily of income tax provision related to state income taxes and operations in foreign jurisdictions where the Company operates.

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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.
Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended
	March 31,
	2016	2015
Revenues	$44,761	$48,647
Cost of revenues	13,532	15,335
Amortization of acquired intangible assets	360	369
Gross profit	30,869	32,943
Operating expenses:
Research and development	3,667	3,851
Sales and marketing	19,122	18,195
General and administrative	10,647	9,138
Amortization of acquired intangible assets	486	677
Restructuring expense	686	(60)
Total operating expenses	34,608	31,801
Operating (loss) income	(3,739)	1,142
Other income (expense):
Interest income	20	7
Interest expense	(3,357)	(3,371)
Other income (expense), net	1,045	(1,437)
Total other income (expense)	(2,292)	(4,801)
Pretax net loss	(6,031)	(3,659)
Income tax provision	586	902
Net loss	$(6,617)	$(4,561)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues. Revenues were $44.8 million for the three months ended March 31, 2016 compared to $48.6 million for the three months ended March 31, 2015, representing a decrease of $3.9 million, or 8.0%. The decrease was the result of a decrease in the U.S. region ($1.4 million) and a decrease in the International region ($2.5 million).

U.S. revenues were $29.1 million for the three months ended March 31, 2016 compared to $30.5 million for the three months ended March 31, 2015, representing a decrease of $1.4 million, or 4.5%. The decrease was primarily the result of lower sales to stocking distributors.
International revenues were $15.7 million for the three months ended March 31, 2016 compared to $18.2 million for the three months ended March 31, 2015, representing a decrease of $2.5 million, or 13.8%. The decrease was the result of a decline in implant and instrument sales, and was unaffected by exchange rates.
Cost of revenues. Cost of revenues was $13.5 million for the three months ended March 31, 2016 compared to $15.3 million for the three months ended March 31, 2015, representing a decrease of $1.8 million, or 11.8%. The decrease was the result of a reduction in product costs due to volume and mix ($1.9 million) and gains recognized on the sale of various manufacturing equipment ($0.5 million), offset by an increase in reserves and adjustments ($0.3 million) and an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the manufacturing restructuring and closure of our California manufacturing operations ($0.3 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended March 31, 2016 and for the three months ended March 31, 2015. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $30.9 million for the three months ended March 31, 2016 compared to $32.9 million for the three months ended March 31, 2015, representing a decrease of $2.1 million, or 6.3%. The decrease was due to a decline in sales volume ($3.1 million), offset by a reduction in cost of revenues ($1.0 million).
Gross margin. Gross margin was 69.0% for the three months ended March 31, 2016 compared to 67.7% for the three months ended March 31, 2015. The increase of 1.3 percentage points was due to a favorable variation in regional mix and product mix (2.4 percentage points), gains recognized on the sale of various manufacturing equipment (1.2 percentage points) and a reduction in amortization expenses (0.3 percentage points), offset by an increase in reserves and adjustments (1.3 percentage points), an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the production outsourcing initiative (0.7 percentage points), an increase in instrument depreciation as a percentage of revenue (0.6 percentage points).
Gross margin for the U.S. region was 72.8% for the three months ended March 31, 2016 compared to 72.1% for the three months ended March 31, 2015. The increase of 0.7 percentage points was due to favorable variation in pricing and product mix (0.9 percentage points), gains recognized on the sale of various manufacturing equipment (1.8 percentage points), a reduction in amortization expenses (0.5 percentage points) and a decrease in royalty costs due to a change in product mix (0.3 percentage points), offset by an increase in manufacturing depreciation expense due to the reduction in useful lives resulting from the manufacturing restructuring and closure of our California manufacturing operations (1.1 percentage points), an increase in inventory reserves and adjustments (1.5 percentage points) and an increase in instrument depreciation expense as a percentage of revenue (0.2 percentage points).
Gross margin for the International region was 61.9% for the three months ended March 31, 2016 compared to 60.3% for the three months ended March 31, 2015. The increase of 1.6 percentage points was the result of favorable variation in regional mix and product mix (4.0 percentage points), offset by an increase in inventory reserves and adjustments (0.1 percentage points), an increase in royalty costs due to a change in product mix (0.8 percentage points), an increase in depreciation expenses (1.2 percentage points) and a reduction in amortization expenses (0.3 percentage points).
Research and development expense. Research and development expense was $3.7 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015, representing a decrease of $0.2 million, or 4.8%. The decrease was related to the timing of development activities and product launch schedules.
Sales and marketing expense. Sales and marketing expense was $19.1 million for the three months ended March 31, 2016 compared to $18.2 million for the three months ended March 31, 2015, representing an increase of $0.9 million, or 5.1%. The increase was the result of an increase in commission expense ($1.2 million), offset by the elimination of the medical device excise tax ($0.3 million).
General and administrative expense. General and administrative expense was $10.6 million for the three months ended March 31, 2016 compared to $9.1 million for the three months ended March 31, 2015, representing an increase of $1.5 million, or 16.5%. The increase was primarily due to an increase of legal, accounting and other professional services expenses.
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended March 31, 2016 compared to $0.7 million for the three months ended March 31, 2015. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.
Restructuring expense. Restructuring expense was $0.7 million for the three months ended March 31, 2016 compared to a credit of less than $0.1 million for the three months ended March 31, 2015. In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. As of March 31, 2016, the manufacturing restructuring is substantially complete and we recorded expenses of approximately $0.1 million in the three months ended March 31, 2016. In 2015, we initiated plans to close our operations in France. The Company recorded total costs of $0.6 million in the three months ended March 31, 2016 related to employee severance and related taxes in regards to this restructuring.
Interest expense, net. Interest expense, net, was $3.3 million for the three months ended March 31, 2016 and $3.4 million for the three months ended March 31, 2015 representing a decrease of $0.0 million, or 0.4%, which is comparable.
Other income (expense), net. Other income (expense) was net income of $1.0 million for the three months ended March 31, 2016 compared to net expense of $1.4 million for the three months ended March 31, 2015, representing an increase in income of $2.5 million. The increase in income was the result of a net favorable foreign currency exchange results realized in 2016 compared to a net unfavorable foreign currency exchange results realized in 2016 ($2.3 million), and a reduction of expense related to warrant valuation ($0.2 million).
Income tax provision. Income tax provision was $0.6 million for the three months ended March 31, 2016 compared to $0.9 million for the three months ended March 31, 2015. The 2016 income tax benefit consists of state and foreign income taxes. The 2015 income tax benefit consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,617)	$(4,561)
Stock-based compensation	58	1,253
Depreciation	2,873	2,791
Amortization of intangible assets	846	325
Amortization of acquired intangible assets	165	1,046
Stock price guarantee	806	—
Interest expense, net	3,337	3,364
Income tax provision	586	902
Other (income) expense, net	(1,045)	1,437
Restructuring and other expense	686	(60)
Adjusted EBITDA	$1,695	$6,497
Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. At March 31, 2016, our principal sources of liquidity consisted of unrestricted cash of $7.8 million and accounts receivable, net of $39.4 million. Additionally, as discussed below, we have a significant amount of debt that is classified as current debt. Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan, introduction of new products and expansion into new geographies.  Our amended and restated credit facility with MidCap Financial, LLC, or MidCap, as amended, or the Amended Credit Facility, matures in December 2016, which will require us to refinance the Amended Credit Facility with MidCap or seek alternative financing. Without modifications to our existing payment obligations or receipt of additional funding, our existing cash and other sources of liquidity may only be sufficient to fund our operations until our Amended Credit Facility with MidCap matures in December 2016, assuming that our creditors continue to waive any breaches under our credit facilities and our debt is not accelerated. These circumstances raise substantial doubt about our ability to continue as a going concern. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.
We were not in compliance with the fixed charge coverage ratio for January 2016 and the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants under the Amended Credit Facility with MidCap for March of 2016. We also did not meet a minimum requirement for the percentage of our total cash held in U.S. accounts for January, February and March 2016. We obtained waivers from MidCap to cure the non-compliance for these covenants for such periods. Our default under the Amended Credit Facility with MidCap also constitutes an event of default under our facility agreement, or Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively Deerfield, and such default has been similarly waived by Deerfield with respect to these covenants for these periods.
There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility or the Facility Agreement in April 2016 or in the future. If we have future defaults and we do not obtain waivers from MidCap or Deerfield they would have the right to call their respective debts due immediately, which would significantly impact our ability to continue as a going concern. We intend to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so. Accordingly, as of March 31, 2016, there is substantial doubt about our ability to continue as a going concern through December 31, 2016.

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
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of March 31, 2016.
Amended Credit Facility and Other Debt
On August 30, 2013, we entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that we had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, we increased the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. In July 2015, we further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of March 31, 2016, the Amended Credit Facility consisted of a $38 million term loan, $26.5 million of which was outstanding as of March 31, 2016 and a revolving line of credit with a maximum borrowing base of $40 million, of which $$29.8 million was outstanding under the revolving line of credit at March 31, 2016. We used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2016, the revolving line of credit carried an interest rate of 6.4% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
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
On March 17, 2014, we entered into the First Amendment to the Amended Credit Facility with MidCap, or the First Amendment to the Amended Credit Facility. Under the First Amendment to the Amended Credit Facility, MidCap gave us its consent to enter into the Facility Agreement and make settlement payments in connection with the Orthotec litigation. The First Amendment to the Amended Credit Facility also added a total leverage ratio financial covenant.
On July 10, 2015, we entered into a Second Amendment to the Amended Credit Facility with MidCap, or the Second Amendment, to increase the term loan commitment from $33 million to $38 million. We borrowed the additional $5 million on July 10, 2015, which is the third term loan tranche under the Amended Credit Facility, or the Third Term Loan Tranche. Until January 1, 2016, only interest payments were due for the Third Term Loan Tranche.  Thereafter, we are required to pay an amount equal to $0.5 million on the first day of each calendar month as an amortization payment in respect of all tranches of the term loan.  We agreed to pay MidCap, a commitment fee equal to 1.0% of the principal amount of the funds disbursed in the Third Term Loan Tranche.
On March 11, 2016, we entered into a third amendment and waiver to the Amended Credit Facility with MidCap, or the Third Amendment to the Amended Credit Facility. The Third Amendment to the Amended Credit Facility extends the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contains a waiver of the December 2015 defaults under the Facility Agreement, provides a waiver for the fixed charge coverage ratio for January 2016 and eliminates the fixed charge coverage ratio covenant for February 2016. At March 31, 2016, $0.7 million remains as unamortized debt discount related to the Amended Credit Facility and the prior credit facility with MidCap within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
We were not in compliance with certain of the financial covenants of the Amended Credit Facility during the three months ended March 31, 2016, as discussed above. We have obtained waivers from MidCap and Deerfield with respect to the non-compliance during such periods. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility in the future.
On March 17, 2014, we entered into the Facility Agreement, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we had the option, but were not required, upon certain conditions to draw the entire amount available under the Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we had the opportunity to draw down additional amounts under the Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 10,000,000 shares of our common stock to Deerfield. On March 20, 2014, we drew $20 million under the Facility Agreement and received net proceeds of $19.5 million to fund the Orthotec settlement payment obligations due in 2014. On November 21, 2014, we drew an additional $6 million under the Facility Agreement and received net proceeds of $5.9 million to fund Orthotec settlement payment obligations through 2016. The unused proceeds from the Facility Agreement are classified as restricted cash and may not be used for other purposes. As of January 30, 2015, we can no longer draw down additional funds under the Facility Agreement. Amounts borrowed under the Facility Agreement are payable in March 2017, March 2018 and March 2019, which are the third, fourth and fifth anniversary date of the first amount borrowed under the Facility Agreement, with the final payment due on March 20, 2019.
In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 6,250,000 shares of our common stock, or the Initial Warrants. Additionally, we agreed that upon each disbursement under the Facility Agreement we would issue to Deerfield warrants to purchase up to 10,000,000 shares of our common stock, in proportion to the amount of draw compared to the total $50 million facility, or the Draw Warrants.
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
On November 21, 2014, we made a second draw of $6.0 million under the Facility Agreement and received net proceeds of $5.9 million to fund the portion of the Orthotec settlement payments through July 2016. The $0.2 million transaction fee was recorded as a debt discount and is being amortized over the remaining term of the draw, which ends on March 20, 2019. In connection with this borrowing, we issued Draw Warrants to purchase 1,200,000 shares of common stock, which were valued at $0.9 million and recorded as a debt discount and is being amortized over the term of the debt using the effective interest method.

On July 10, 2015, we entered into a First Amendment to the Facility Agreement, or the Facility Agreement First Amendment, with Deerfield. The Facility Agreement First Amendment permitted us, among other things, to enter into and borrow the additional $5.0 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.
On February 5, 2016, we entered into a Limited Waiver and Second Amendment to the Facility Agreement, or the Facility Agreement Second Amendment. The Facility Agreement Second Amendment increases the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, under the Facility Agreement Second Amendment we may elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Facility Agreement and bear interest at the interest rate of 14.75% per annum, hereinafter referred to as the PIK Interest. All accrued and unpaid PIK Interest is due and payable when the outstanding amounts under the Facility Agreement are due and payable thereunder or are fully repaid, whichever occurs first. The Facility Agreement Second Amendment also contains an amendment fee in the amount of $0.6 million, which is due and payable in installments of $0.2 million in March 2017, March 2018 and March 2019 on the third, fourth and fifth anniversaries of the Facility Agreement; provided, that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement are due and payable or are fully repaid, whichever occurs first. The Facility Agreement Second Amendment also changes the prior date of March 31, 2017 to March 31, 2018, as the date through which we must pay interest in the event we prepay amounts outstanding under the Facility Agreement prior to such date. The Facility Agreement Second Amendment also contains the waivers of the defaults under the Facility Agreement for the fixed charge coverage ratio through March 2016, but not for the default under the senior leverage ratio or total leverage ratio financial covenants.
As of March 31, 2016, Orthotec settlement payments of $24.1 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $1.3 million, which are classified as short-term restricted cash, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, an Orthotec settlement payment of $1.1 million was made on April 1, 2016. As of May 4, 2016, there remains aggregate of $32.6 million of Orthotec settlement payments to be paid by us. The amounts borrowed under the Facility Agreement, which total $26.2 million in principal, accrued amendment fee and accrued interest as of March 31, 2016, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
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
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of March 31, 2016, the balance of these capital leases, net of interest totaled $1.1 million.
NASDAQ Notice for Failure to Satisfy Continued Listing Rules
Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 17, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days, or until March 15, 2016, to regain compliance with the minimum bid price requirement. On March 21, 2016, we were notified by NASDAQ that we had not regained compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 5450(a)(1) and that our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. On April 21, 2016 we had a hearing with NASDAQ, at which we requested an extension within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. On May 2, 2016 we were informed that NASDAQ had approved our compliance plan and agreed to allow the continued listing of our common stock on NASDAQ until September 12, 2016, at which time we must be in compliance. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “ATEC”, there can be no assurance that we will be able to regain compliance prior to September 12, 2016.

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
Operating Activities
We generated net cash of $0.2 million from operating activities for the three months ended March 31, 2016. During this period, net cash provided by operating activities primarily consisted of a net loss of $6.6 million and working capital and other assets used of $0.7 million, which were offset by $6.1 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets used of $0.7 million primarily consisted of increases in accounts receivable of $0.6 million and inventories of $3.0 million, and decreases accrued expenses and other liabilities of $0.6 million, partially offset by decreases in restricted cash of $1.1 million, prepaid expenses and other current assets of $0.9 million and increases in accounts payable of $2.9 million.
Investing Activities
We used cash of $1.2 million, net of accounts payable, in investing activities for the three months ended March 31, 2016, with the majority of $1.7 million being used for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $1.5 million for the three months ended March 31, 2016. On the Amended Credit Facility with MidCap we borrowed an aggregate of $34.9 million and made principal payments totaling $33.9 million during the three months ended March 31, 2016. We made principal payments on notes payable and capital leases totaling $2.5 million in the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of March 31, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
		2016
	Total	(9 months)	2017	2018	2019	2020	Thereafter
Amended Credit Facility with MidCap (1)	56,901	$56,901	$—	$—	$—	$—	$—
Facility Agreement with Deerfield (1)	26,844	—	8,867	8,867	9,110	—	—
Interest expense (1)	9,695	5,070	2,320	1,302	1,003	—	—
Notes payable for software licenses	113	113	—	—	—	—	—
Note payable for insurance premiums	834	834	—	—	—	—	—
Capital lease obligations	1,158	653	437	68	—	—	—
Operating lease obligations	10,415	2,697	2,120	1,679	1,522	1,494	903
Litigation settlement obligations	33,733	3,300	4,400	4,400	4,400	4,400	12,833
Guaranteed minimum royalty obligations	5,108	1,304	1,450	1,368	618	368	—
Stock price guarantee (2)	4,540	—	2,265	2,275
New product development milestones (3)	575	175	200	—	200	—	—
Total	$149,916	$71,047	$22,059	$19,959	$16,853	$6,262	$13,736
__________________________

(1)
The amounts above are presented based on the contractual payment schedule in each of the respective agreements. However, the debt balance under the Amended Credit Facility and Facility Agreement was callable as of March 31, 2016 due to the events of default (See Note 1 of the notes to condensed consolidated financial statements) and therefore, is presented as a current liability in the condensed consolidated balance sheet as of March 31, 2016.

(2)	Based on our closing stock price as of March 31, 2016 of $0.24 per share. The actual cash obligation will vary depending on the price of our common stock on the settlement dates.

(3)
This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2016 through 2019.

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$6	$22
Research and development	(7)	558
Sales and marketing	2	125
General and administrative	57	548
Total	$58	$1,253
Effect on basic and diluted net loss per share	$—	$(0.01)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized.

The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance, including all subsequent clarifications, is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
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
In April 2015, the FASB issued guidance, which amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance this guidance, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of the new guidance during the interim period ended March 31, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $0.4 million of debt issuance costs were reclassified in the consolidated balance sheet from prepaid expenses and other current assets to current portion of long-term debt. The adoption of ASU 2015-03 did not impact our consolidated statement of operations, comprehensive loss or cash flows.
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
In February 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months to be recognized on the balance sheet. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.
In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.

Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, cost savings, capital requirements, uses and sources of cash and liquidity;

•
our ability to meet the financial covenants under our credit facilities, to obtain waivers from our lenders with respect to any noncompliance with our financial covenants, and to refinance our existing debt prior to the maturity of our credit facilities with our current or new lenders;

•	our ability to regain and maintain compliance with the continued listing requirements of The NASDAQ Global Select Market;

•	our ability to ensure that we have effective disclosure controls and procedures and to remedy our material weaknesses in our internal control over financial reporting;

•	our ability to meet and potential liability from not meeting the payment obligations under the Orthotec settlement agreement;

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
We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.
Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our borrowings under our Credit Facility expose us to market risk related to changes in interest rates. As of March 31, 2016, our outstanding floating rate indebtedness totaled $56.9 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Facility Agreement, notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2016.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date, with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10 percent increase in our stock price from its March 31, 2016 closing price of $0.24 per share would increase the fair value of the warrant liability by approximately $0.1 million with a corresponding charge to the Statements of Operations.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as a result of the material weakness below, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, we reported a material weakness in our internal control over financial reporting in which we failed to design effective controls over the release of inventory cost through cost of goods sold at our significant wholly owned subsidiary. To address the material weakness described above, during the first quarter of 2016, we designed and implemented new and enhanced compensating controls at the consolidated level to ensure that the calculation of inventory cost release is accurate and that the appropriate level of review is performed. We are in the process of developing and implementing additional processes and controls at the wholly owned subsidiary. We are also in the process of providing additional training to personnel involved in the costing of inventory at our wholly owned subsidiary. We believe that these remediation measures have strengthened our internal control over financial reporting and are remediating the material weakness we had identified. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.
Except for the remediation measures disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.	Other Information
The Company has determined that it failed to comply with the fixed charge coverage ratio for January 2016 and the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants and for March 2016, under its Amended Credit Facility with MidCap. The Company also did not meet a requirement for the percentage of the Company's total cash held in U.S. accounts for January, February and March 2016. The Company’s default under the MidCap credit facility also constitutes an event of default under the facility agreement, or the "Facility Agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively Deerfield. In March 2016, the Company received waivers from MidCap and Deerfield for the January non-compliances. In May 2016, MidCap and Deerfield provided waivers for the February and March non-compliances. The Company can provide no assurance that it will be in compliance with the financial covenants for April 2016 or in the future. If the Company does not obtain waivers from MidCap or Deerfield for any future non-compliances, they would have the right to call the debts due immediately, which would significantly impact the Company's ability to continue as a going concern. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Litigation
We are and may become involved in various legal proceedings arising from our business activities. While we are not aware of any litigation matter that in and of itself would have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.  We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability.

Item 1A.	Risk Factors
There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016, except as follows:
We may be unable to comply with the covenants of our credit facilities.
We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap and affirmative and negative covenants in our Facility Agreement with Deerfield. We failed to comply with the fixed coverage ratio covenant under our credit facility with MidCap in June, August, September, October, November and December of 2015 and January and March of 2016. We also failed to comply with the senior leverage ratio and total leverage ratio covenants for March of 2016 and minimum requirement for the percentage of our total cash held in U.S. accounts under our credit facility with MidCap during January, February and March of 2016. MidCap and Deerfield have provided waivers with respect to our non-compliance during such periods. Even though we obtained waivers from MidCap and Deerfield for the periods above, there can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the MidCap credit facility or the Deerfield Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the MidCap credit facility could refuse to make further extensions of credit to us and MidCap and/or Deerfield could require all amounts borrowed under the MidCap credit facility and/or the Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the MidCap credit facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
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
Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On September 17, 2015, we received written notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required for continued inclusion on The NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we would be afforded 180 calendar days, or until March 15, 2016, to regain compliance with the minimum bid price requirement. On March 21, 2016, we were notified by NASDAQ that we had not regained compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 5450(a)(1) and that our common stock would be subject to delisting unless we timely request a hearing before the NASDAQ Listing Qualifications Panel, or the Panel. On April 21, 2016 we had a hearing with NASDAQ, at which we requested an extension within which to pursue our plan to regain and maintain compliance with all applicable requirements for continued listing on NASDAQ. On May 2, 2016 we were informed that NASDAQ had approved our compliance plan and agreed to allow the continued listing of our common stock on NASDAQ until September 12, 2016, at which time we must be in compliance. While our common stock will remain listed and continue to trade on NASDAQ under the symbol “ATEC”, there can be no assurance that we will be able to regain compliance prior to September 12, 2016.
If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Global Select Market was $0.23 per share on May 2, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	—
February 1, 2016 through February 29, 2016	—	$—	—	—
March 1, 2016 through March 31, 2016	—	$—	—	—

(1)
Not included in the table above are 10,541 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1
Third Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated March 11, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.2
Limited Waiver and Second Amendment to the Facility Agreement, dated February 5, 2016, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P..

10.3
Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016 (incorporated by reference to Exhibit 10.2 to Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 000-52024) filed with the SEC on March 15, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ James M. Corbett
James M. Corbett President and Chief Executive Officer (principal executive officer)

By:	/s/ Michael O’Neill
Michael O’Neill Chief Financial Officer, Vice President and Treasurer (principal financial officer and principal accounting officer)
Date: May 5, 2016

Exhibit Index

Exhibit Number	Exhibit Description

10.1
Third Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated March 11, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.2
Limited Waiver and Second Amendment to the Facility Agreement, dated February 5, 2016, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P..

10.3
Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016 (incorporated by reference to Exhibit 10.2 to Alphatec Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 (SEC File No. 000-52024) filed with the SEC on March 15, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).