Form 10-Q
period 2016-06-30
Alphatec Holdings, Inc.
filed 2016-08-09
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of August 8, 2016, there were 102,494,745 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$9,322	$11,229
Restricted cash	150	2,350
Accounts receivable, net	36,515	38,319
Inventories, net	44,141	44,908
Prepaid expenses and other current assets	3,559	4,689
Total current assets	93,687	101,495
Property and equipment, net	21,601	21,945
Intangible assets, net	19,756	21,616
Other assets	1,408	1,285
Total assets	$136,452	$146,341
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,447	$14,169
Accrued expenses	30,459	29,791
Deferred revenue	799	648
Common stock warrant liabilities	1,145	687
Current portion of long-term debt	75,376	79,742
Total current liabilities	125,226	125,037
Long-term debt, less current portion	187	480
Other long-term liabilities	33,800	33,797
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2016 and December 31, 2015; 3,319 shares issued and outstanding at both June 30, 2016 and December 31, 2015	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2016 and December 31, 2015; 102,495 and 102,158 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10	10
Treasury stock, at cost, 19 shares, at both June 30, 2016 and December 31, 2015	(97)	(97)
Additional paid-in capital	417,360	416,939
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive loss	(19,547)	(21,188)
Accumulated deficit	(439,090)	(427,240)
Total stockholders’ deficit	(46,364)	(36,576)
Total liabilities and stockholders’ deficit	$136,452	$146,341
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$43,790	$46,633	$88,551	$95,280
Cost of revenues	15,495	18,745	29,027	34,080
Amortization of acquired intangible assets	377	361	737	730
Gross profit	27,918	27,527	58,787	60,470
Operating expenses:
Research and development	2,080	3,912	5,747	7,763
Sales and marketing	18,138	16,644	37,260	34,839
General and administrative	8,270	9,241	18,917	18,379
Amortization of acquired intangible assets	491	669	977	1,346
Restructuring expenses	103	(112)	789	(172)
Total operating expenses	29,082	30,354	63,690	62,155
Operating loss	(1,164)	(2,827)	(4,903)	(1,685)
Other income (expense):
Interest income	16	12	36	19
Interest expense	(3,724)	(3,040)	(7,081)	(6,411)
Other income (expense), net	239	2,161	1,284	724
Total other income (expense)	(3,469)	(867)	(5,761)	(5,668)
Pretax net loss	(4,633)	(3,694)	(10,664)	(7,353)
Income tax provision	600	253	1,186	1,155
Net loss	$(5,233)	$(3,947)	$(11,850)	$(8,508)

Net loss per basic and diluted share	$(0.05)	$(0.04)	$(0.12)	$(0.09)

Shares used in calculating basic and diluted net loss per share	101,856	99,258	101,721	99,187
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(5,233)	$(3,947)	$(11,850)	$(8,508)
Foreign currency translation adjustments	849	1,539	1,641	(9,658)
Comprehensive loss	$(4,384)	$(2,408)	$(10,209)	$(18,166)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(11,850)	$(8,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,381	9,587
Stock-based compensation	363	2,518
Interest expense related to amortization of debt discount and debt issuance costs	2,560	2,494
Provision for doubtful accounts	470	231
Provision for excess and obsolete inventory	2,374	1,574
Deferred income tax expense	(26)	366
Other non-cash items	820	587
Changes in operating assets and liabilities:
Restricted cash	2,200	2,200
Accounts receivable	2,933	866
Inventories	(78)	(1,316)
Prepaid expenses and other current assets	1,292	1,075
Other assets	162	84
Accounts payable	3,077	1,657
Accrued expenses and other	(1,754)	(9,783)
Deferred revenues	148	(234)
Net cash provided by operating activities	10,072	3,398
Investing activities:
Purchases of property and equipment	(5,691)	(7,256)
Cash received from sale of assets	1,316	—
Net cash used in investing activities	(4,375)	(7,256)
Financing activities:
Borrowings under lines of credit	70,155	73,463
Repayments under lines of credit	(70,963)	(76,086)
Principal payments on capital lease obligations	(400)	(384)
Proceeds from sale of stock	58	—
Principal payments on notes payable and term loan	(4,605)	(4,351)
Net cash used in financing activities	(5,755)	(7,358)
Effect of exchange rate changes on cash	(1,849)	379
Net decrease in cash	(1,907)	(10,837)
Cash at beginning of period	11,229	19,735
Cash at end of period	$9,322	$8,898

 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,861	$3,727
Cash paid for income taxes	$896	$362
Purchases of property and equipment in accounts payable	$2,451	$400

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
Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future periods.
The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional capital. Additionally, as discussed below, the Company has a significant amount of debt that is classified as current debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Operating losses and negative cash flows may continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan and introduction of new products.
The Company's amended and restated credit facility (the "Amended Credit Facility") with MidCap Funding IV, LLC ("MidCap") matures in December 2016, which will require the Company to refinance the Amended Credit Facility with MidCap or to seek alternative financing. The Company has determined that it failed to comply with the fixed charge coverage ratio for January and June 2016, the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants for March 2016, and the fixed charge coverage ratio and total leverage ratio covenants for April and May 2016, under its Amended Credit Facility with MidCap. The Company also did not meet a requirement for the percentage of the Company's total cash held in U.S. accounts for January, February, March, April, May and June 2016. The Company’s default under the MidCap credit facility also constitutes an event of default under the facility agreement (the "Facility Agreement") with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., (collectively "Deerfield"). In March 2016, the Company received waivers from MidCap and Deerfield for the January non-compliance. In May 2016, MidCap and Deerfield provided waivers for the

February and March non-compliances, in June 2016, MidCap and Deerfield provided waivers for the April non-compliance and in August 2016, MidCap and Deerfield provided waivers for the May and June non-compliances. The Company can provide no assurance that it will be in compliance with the financial covenants for July 2016 or in the future. If the Company does not obtain waivers from MidCap or Deerfield for any existing or future non-compliances, they would have the right to call the debts due immediately, which would significantly impact the Company's ability to continue as a going concern. Management intends to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support its planned operations. However, there is no assurance that it will be able to do so.
As disclosed in Note 14, subsequent to the balance sheet date the Company entered into a purchase and sale agreement with a third party (the "PSA") to divest substantially all of its international business operations in exchange for $80 million in cash, subject to a working capital adjustment and a loan of up to $30 million, subject to the satisfaction of the closing conditions set forth therein. The Company intends to use the proceeds from the sale to pay down a portion of its debt and improve its liquidity position and future cash flows. The transaction is expected to close in the second half of 2016.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2016. Except as discussed below, these accounting policies have not significantly changed during the six months ended June 30, 2016.
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
The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of June 30, 2016 or December 31, 2015. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2015	$687
Change in fair value	458
Balance at June 30, 2016	$1,145
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
3. Select Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$37,444	$39,380
Allowance for doubtful accounts	(929)	(1,061)
Accounts receivable, net	$36,515	$38,319
Inventories, net
Inventories, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$6,938	$7,237
Work-in-process	1,270	1,908
Finished goods	57,434	55,393
	65,642	64,538
Less reserve for excess and obsolete finished goods	(21,501)	(19,630)
Inventories, net	$44,141	$44,908

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2016	December 31, 2015
Surgical instruments	4	$69,419	$65,723
Machinery and equipment	7	10,380	15,520
Computer equipment	3	4,494	3,984
Office furniture and equipment	5	3,654	3,746
Leasehold improvements	various	3,906	3,856
Building	39	54	65
Land	n/a	11	9
Construction in progress	n/a	59	354
		91,977	93,257
Less accumulated depreciation and amortization		(70,376)	(71,312)
Property and equipment, net		$21,601	$21,945
Total depreciation expense was $2.5 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively. Total depreciation expense was $5.3 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.1 million were included in the construction in progress balance. At December 31, 2015, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.1 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.

Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	June 30, 2016	December 31, 2015
Developed product technology	1	$21,745	$21,633
Distribution rights	4	2,393	2,100
Intellectual property	—	1,004	1,004
License agreements	1	16,717	16,714
Core technology	4	4,144	4,086
Trademarks and trade names	2	3,281	3,245
Customer-related	9	19,336	19,169
Distribution network	5	4,027	4,027
Physician education programs	—	2,549	2,513
Supply agreement	—	225	225
		75,421	74,716
Less accumulated amortization		(55,665)	(53,100)
Intangible assets, net		$19,756	$21,616
Total amortization expense was $1.0 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively. Total amortization expense was $2.1 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.
Future amortization expense related to intangible assets as of June 30, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$2,029
2017	4,007
2018	2,867
2019	2,427
2020	1,823
Thereafter	6,603
$19,756
 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Commissions and sales milestones	$5,810	$5,920
Payroll and payroll related	4,690	5,577
Litigation settlements	4,400	4,400
Accrued professional fees	2,207	2,203
Royalties	1,625	1,578
Restructuring and severance accruals	851	1,358
Accrued taxes	2,526	1,074
Accrued interest	970	999
Other	7,380	6,682
Total accrued expenses	$30,459	$29,791

4. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 4 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 15, 2016.
5. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that the Company had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, the Company increased the borrowing limit from $50 million to $73 million. The Company also extended the maturity of the credit facility to August 2016. In July 2015, the Company further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of June 30, 2016, the Amended Credit Facility consisted of a $38 million term loan, $25 million of which was outstanding as of June 30, 2016 and a revolving line of credit with a maximum borrowing base of $40 million, of which $28 million was outstanding at June 30, 2016. The Company used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2016, the revolving line of credit carried an interest rate of 6.5% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.
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
On March 11, 2016, the Company entered into a third amendment and waiver to the Amended Credit Facility with MidCap (the "Third Amendment to the Amended Credit Facility"). The Third Amendment to the Amended Credit Facility extended the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contained a waiver of the December 2015 defaults under the Amended Credit Facility, provided a waiver for the fixed charge coverage ratio for January 2016 and eliminated the fixed charge coverage ratio covenant for February 2016. At June 30, 2016, $0.4 million remains as unamortized debt discount related to the prior and Amended Credit Facility within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
The Company was not in compliance with certain of the financial covenants of the Amended Credit Facility during the six months ended June 30, 2016, as disclosed in Note 1. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.

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
As of June 30, 2016, Orthotec settlement payments of $25.2 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $0.2 million, which was classified as short-term restricted cash, as its use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. The amounts borrowed under the Facility Agreement, which total $26.6 million in principal plus accrued amendment fee as of June 30, 2016, are due in three annual payments beginning March 20, 2017.
On July 10, 2015, the Company entered into a First Amendment to the Facility Agreement (the “Facility Agreement First Amendment”), with Deerfield. The Facility Agreement First Amendment permitted, among other things, the Company to enter into and borrow the additional $5.0 million under the term loan in July 2015 under the Second Amendment to the Amended Credit Facility.
As of June 30, 2016, the outstanding Initial Warrants and Draw Warrants to purchase an aggregate of 11,450,000 shares of common stock were revalued to their fair value resulting in an expense of $0.6 million and $0.5 million for the three and six months ended June 30, 2016, respectively, included in other income/expense. The change in the fair value of the warrants of $0.5 million for the six months ended June 30, 2016 is included in other non-cash items in the condensed consolidated statements of cash flows. The warrant liability of $1.1 million is recorded as common stock warrant liabilities within current liabilities on the condensed consolidated balance sheet as of June 30, 2016.
At June 30, 2016, the outstanding warrants were valued using the Black-Scholes option pricing model. This is a Level 3 measurement using the following assumptions:

June 30, 2016
Risk-free interest rate	0.8%
Dividend yield	—%
Expected volatility	82%
Expected life (years)	3.8
Prior to the expiration of the warrants, in connection with the PSA disclosed in Note 14, Deerfield has a right to convert its outstanding warrants into shares of the Company's common stock upon the closing of the transaction based on the Black-Scholes value of the warrant. If Deerfield does not convert such warrants prior to the end of the time period set forth in the warrants that it has to exercise such conversion, the warrants remain outstanding and exercisable with their terms.
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
As a result of the Company's non-compliance with the MidCap covenants, the Company was in cross-default of the Facility Agreement for which it received waivers from Deerfield. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the foreseeable future, which would result in a cross-default under the Facility Agreement in which case Deerfield would have the right to call the debt outstanding under the Facility Agreement due immediately. Accordingly, the amounts borrowed under the Facility Agreement are presented on the consolidated balance sheet as of June 30, 2016 under current liabilities, net of unamortized issuance discount.

Principal payments on debt are as follows as of June 30, 2016 (in thousands):

Year Ending December 31,
Remainder of 2016	$53,360
2017 (1)	8,879
2018 (1)	8,879
2019 (1)	8,879
Total	79,997
Add: capital lease principal payments	878
Less: unamortized debt discount and debt issuance costs	(5,312)
Total	75,563
Less: current portion of long-term debt (1)	(75,376)
Long-term debt, net of current portion	$187

(1) The amounts above are presented based on the contractual payment schedules in each of the respective agreements. However, the debt balance under the Facility Agreement is callable as of June 30, 2016 due to the events of default (See Note 1) and therefore, is presented as a current liability on the condensed consolidated balance sheet as of June 30, 2016.

6. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2018. Future minimum annual lease payments under such leases are as follows as of June 30, 2016 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2016	$1,817	$429
2017	2,152	437
2018	1,688	68
2019	1,520	—
2020 and thereafter	2,396	—
	$9,573	934
Less: amount representing interest		(56)
Present value of minimum lease payments		878
Current portion of capital leases		(691)
Capital leases, less current portion		$187
Rent expense under operating leases for the three months ended June 30, 2016 and 2015 was $1.0 million and $0.7 million, respectively. Rent expense under operating leases for the six months ended June 30, 2016 and 2015 was $1.8 million and $1.5 million, respectively.
Litigation
The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company's consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.
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
As of June 30, 2016, the Company has made installment payments in the aggregate of $25.2 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(5,233)	$(3,947)	$(11,850)	$(8,508)
Denominator:
Weighted average common shares outstanding	102,311	100,162	102,231	100,054
Weighted average unvested common shares subject to repurchase	(455)	(904)	(510)	(867)
Weighted average common shares outstanding—basic	101,856	99,258	101,721	99,187
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding—diluted	101,856	99,258	101,721	99,187
Net loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.09)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	7,305	6,954	7,423	7,135
Unvested restricted share awards	455	904	510	867
Warrants to purchase common stock	11,544	11,544	11,544	11,544
Total	19,304	19,402	19,477	19,546
9. Stock Benefit Plans and Stock-Based Compensation
In February 2015 and July 2014, the Company granted 1,854,000 and 932,000 performance-based restricted stock units ("PSUs"), respectively, to certain employees under its 2005 Employee, Director and Consultant Stock Plan (the "2005 Plan"). The PSUs vest based upon the Company's achievement of certain performance goals over the period from January 2015 through December 2017 for the PSUs granted in 2015 and from July 2014 through December 2016 for the PSUs granted in 2014. The number of PSUs that may vest varies between 0%-200% based on the achievement of such goals. The PSUs were valued at $1.35 per share for the 2015 grants and $1.45 per share for the 2014 grants which was based on the closing price of the Company's common stock on the date of grant. For purposes of measuring compensation expense, the amount of PSUs ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The recognition of compensation expense associated with PSUs requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. The PSUs granted in 2015 are deemed not probable of vesting and the PSUs granted on 2014 were deemed not probable of vesting as of March 31, 2016, which resulted in an adjustment to reduce the stock-based compensation expense by $0.5 million during the first quarter of the six-month period ended June 30, 2016.
The 2005 Plan expired in May 2016 and has not been replaced with a new equity compensation plan as of June 30, 2016. The awards previously issued under the 2005 Plan remain outstanding.
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased by less than $0.1 million during the six months ended June 30, 2016. The decrease in unrecognized tax benefits during the six months ended June 30, 2016 was primarily related to foreign currency fluctuations, partially offset by increases related to federal and state research credits. The unrecognized tax benefits at June 30, 2016 and December 31, 2015 were $10.3 million and $10.4 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount that could reverse over the next 12 months is approximately $0.2 million. Additionally, the French restructuring (see Note 12) may result in limitations on the Company’s ability to utilize its French net operating loss carryforwards to offset future taxable income.
The income tax provision consists primarily of income tax provisions related to state income taxes and operations in other foreign jurisdictions where the Company operates. The Company's effective tax rate of (9.1)% for the three months ended June 30, 2016 differs from the federal statutory rate of 35% primarily due to a full U.S. valuation allowance, state income taxes and foreign operations.
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
During the three and six months ended June 30, 2016 and 2015, the Company operated in two geographic regions, the U.S. and International, which consists of locations outside of the U.S. In the International geographic region, sales in Japan for the three and six months ended June 30, 2016 totaled $8.2 million and $17.4 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods. In the International geographic region, sales in Japan for the three and six months ended June 30, 2015 totaled $7.9 million and $15.4 million, respectively, which represented greater than 10 percent of the Company’s consolidated revenues for such periods.
Revenues attributed to the geographic location of the customer were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$28,171	$27,247	$57,257	$57,714
International	15,619	19,386	31,294	37,566
Total consolidated revenues	$43,790	$46,633	$88,551	$95,280
Total assets by region were as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$84,620	$97,604
International	51,832	48,737
Total consolidated assets	$136,452	$146,341
12. Restructuring
In 2015, the Company initiated plans to close its operations in France. The Company recorded total costs of less than $0.1 million and $0.6 million during the three and six months ended June 30, 2016, respectively, related to employee severance and related taxes in regards to this closure.
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively, related to these restructuring activities.
As of June 30, 2016, the restructuring activities in France and California were substantially complete.
13. Related Party Transactions
For the six months ended June 30, 2016 and 2015, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of June 30, 2016, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.
Subsequent to the balance sheet date, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its ability to seek an immediate repayment of such amount. Pursuant to this agreement, the Company is required to repay this amount, without interest, to HealthpointCapital by September 30, 2016.
14. Subsequent Events

On July 25, 2016, the Company entered into the PSA with Globus Medical Ireland, Ltd. (the “Buyer”), a subsidiary of Globus Medical, Inc. (“Globus”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Buyer agreed to acquire all of the Company’s international distribution operations and agreements, including the Company’s wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy.
Under the terms of the PSA, at the closing (the “Closing”) of the transaction the Buyer will pay the Company $80 million in cash, subject to a working capital adjustment (the “Closing Payment”). At the Closing, the Company will use approximately $69 million of the Closing Payment to (i) repay in full all amounts outstanding and due under the Company’s Deerfield Facility Agreement and (ii) repay certain of its outstanding indebtedness under the Company’s MidCap Amended Credit Facility, in each case, including debt-related costs. At the Closing, the Company will enter into a five-year term credit facility agreement (the “Globus Facility Agreement”) with Globus, pursuant to which Globus will agree to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement
The transaction is expected to close in the second half of 2016 and is subject to the satisfaction of the closing conditions set forth in the PSA. As of June 30, 2016, the criteria for reporting the transaction as discontinued operations were not met.
On August 8, 2016, the Company entered into a fourth amendment to the Amended Credit Facility with MidCap (the "Fourth Amendment to the Amended Credit Facility"). The Fourth Amendment provides for a $2.2 million increase to the borrowing base until September 15, 2016, and includes an amendment fee of $0.2 million, which was due and payable on August 8, 2016. The Fourth Amendment to the Amended Credit Facility also contains a waiver for the May and June 2016 non-compliances.

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
Recent Developments
On July 25, 2016, we entered into a purchase and sale agreement, or the Purchase and Sale Agreement, with Globus Medical Ireland, Ltd., or the Buyer, a subsidiary of Globus Medical, Inc., or Globus, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Buyer agreed to acquire all of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of our other sales operations in the United Kingdom and Italy.
Under the terms of the Purchase and Sale Agreement, at the closing, or the Closing, of the transaction the Buyer will pay us $80 million in cash, subject to a working capital adjustment, or the Closing Payment. At the Closing, we will use approximately $69 million of the Closing Payment to (i) repay in full all amounts outstanding and due under our Deerfield Facility Agreement and (ii) repay certain of our outstanding indebtedness under our MidCap Amended Credit Facility, in each case, including debt-related costs. At the Closing, we will enter into a five-year term credit facility agreement, or the Globus Facility Agreement, with Globus, pursuant to which Globus will agree to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.
The transaction is expected to close by October 2016 and is subject to the satisfaction of the closing conditions set forth in the Purchase and Sale Agreement.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the six months ended June 30, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$43,790	$46,633	$88,551	$95,280
Cost of revenues	15,495	18,745	29,027	34,080
Amortization of acquired intangible assets	377	361	737	730
Gross profit	27,918	27,527	58,787	60,470
Operating expenses:
Research and development	2,080	3,912	5,747	7,763
Sales and marketing	18,138	16,644	37,260	34,839
General and administrative	8,270	9,241	18,917	18,379
Amortization of acquired intangible assets	491	669	977	1,346
Restructuring expense	103	(112)	789	(172)
Total operating expenses	29,082	30,354	63,690	62,155
Operating loss	(1,164)	(2,827)	(4,903)	(1,685)
Other income (expense):
Interest income	16	12	36	19
Interest expense	(3,724)	(3,040)	(7,081)	(6,411)
Other income (expense), net	239	2,161	1,284	724
Total other income (expense)	(3,469)	(867)	(5,761)	(5,668)
Pretax net loss	(4,633)	(3,694)	(10,664)	(7,353)
Income tax provision	600	253	1,186	1,155
Net loss	$(5,233)	$(3,947)	$(11,850)	$(8,508)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Revenues. Revenues were $43.8 million for the three months ended June 30, 2016 compared to $46.6 million for the three months ended June 30, 2015, representing a decrease of $2.8 million, or 6.1%. The decrease was the result of a decline in the International region ($3.8 million) offset by an increase in the U.S. region ($0.9 million).
U.S. revenues were $28.2 million for the three months ended June 30, 2016 compared to $27.2 million for the three months ended June 30, 2015, representing an increase of $0.9 million, or 3.4%. The increase was due to growth in sales directly to hospitals ($2.4 million), offset by a reduction in sales to stocking distributors ($1.5 million).
International revenues were $15.6 million for the three months ended June 30, 2016 compared to $19.4 million for the three months ended June 30, 2015, representing a decrease of $3.8 million, or 19.4%. The decrease was the result of a decline in implant and instrument sales ($4.6 million), offset by the favorable exchange rate effect ($0.8 million).
Cost of revenues. Cost of revenues was $15.5 million for the three months ended June 30, 2016 compared to $18.7 million for the three months ended June 30, 2015, representing a decrease of $3.3 million, or 17.3%. The decrease was the result of a reduction in product costs due to volume and mix ($1.4 million), gains recognized on the disposal of various manufacturing equipment ($0.8 million), the absence of one-time expenses incurred in 2015 related to product discontinuations and equipment disposals ($1.9 million), a reduction in royalty expense ($0.1 million) and a reduction in amortization expense ($0.2 million), offset by an increase in reserves and adjustments ($1.1 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.4 million for the three months ended June 30, 2016 and for the three months ended June 30, 2015. This expense represented amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $27.9 million for the three months ended June 30, 2016 compared to $27.5 million for the three months ended June 30, 2015, representing an increase of $0.4 million, or 1.4%. The increase was due to a reduction in cost of revenues ($3.3 million) and favorable exchange rate effect ($0.8 million), offset by a decline in sales volume ($3.7 million).
Gross margin. Gross margin was 63.8% for the three months ended June 30, 2016 compared to 59.0% for the three months ended June 30, 2015. The increase of 4.8 percentage points was due to a favorable variation in regional mix and product mix (1.5 percentage points), gains recognized on the disposal of various manufacturing equipment (1.8 percentage points), the absence of one-time expenses incurred in 2015 related to product discontinuations and equipment disposals (4.1 percentage points) and a reduction in amortization (0.2 percentage points), offset by an increase in reserves and adjustments (2.4 percentage points) and an increase in instrument depreciation (0.4 percentage points).
Gross margin for the U.S. region was 67.4% for the three months ended June 30, 2016 compared to 60.3% for the three months ended June 30, 2015. The increase of 7.1 percentage points was due to gains recognized on the sale of various manufacturing equipment (2.8 percentage points), the absence of one-time expenses incurred in 2015 related to product discontinuations and equipment disposals (7.0 percentage points), a reduction in amortization expenses (0.6 percentage points), a decrease in instrument depreciation (0.3 percentage points), a decrease in royalties due to a change in product mix (0.5 percentage points) and favorable variation in pricing and product mix (0.3 percentage points), offset by an increase in inventory reserves and adjustments (4.4 percentage points).
Gross margin for the International region was 57.2% for the three months ended June 30, 2016 compared to 57.3% for the three months ended June 30, 2015. The decrease of 0.1 percentage points was the result of an increase in royalties (0.6 percentage points), an increase in depreciation (1.0 percentage points) and an increase in amortization (0.6 percentage points), offset by favorable variation in regional mix and product mix (0.8 percentage points) and a decrease in inventory reserves and adjustments (1.3 percentage points).
Research and development expense. Research and development expense was $2.1 million for the three months ended June 30, 2016 compared to $3.9 million for the three months ended June 30, 2015, representing a decrease of $1.8 million, or 46.8%. The decrease was related to a decrease in personnel costs ($0.6 million) and a reduction of development activities ($1.2 million).
Sales and marketing expense. Sales and marketing expense was $18.1 million for the three months ended June 30, 2016 compared to $16.6 million for the three months ended June 30, 2015, representing an increase of $1.5 million, or 9.0%. The increase was the result of greater commission expense ($2.5 million), offset by the elimination of the medical device excise tax ($0.3 million) and a reduction in general sales and marketing expenses ($0.7 million).
General and administrative expense. General and administrative expense was $8.3 million for the three months ended June 30, 2016 compared to $9.2 million for the three months ended June 30, 2015, representing a decrease of $1.0 million, or 10.5%. The decrease was due to a reduction in personnel costs ($0.7 million) and a decrease in legal, accounting and other professional services expenses ($1.5 million), offset by non-recurring transaction expenses related to the proposed sales of the International business ($1.2 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.5 million for the three months ended June 30, 2016 compared to $0.7 million for the three months ended June 30, 2015. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions and has decreased as a result of impairment of these assets in 2015.
Restructuring expense. Restructuring expense was $0.1 million for the three months ended June 30, 2016 compared to a credit of $0.1 million for the three months ended June 30, 2015. In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. As of June 30, 2016, the manufacturing restructuring was substantially complete and we recorded expenses of approximately $0.1 million in the three months ended June 30, 2016. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of June 30, 2016 substantially all the activities associated with the restructuring were completed and substantially all of the costs associated with the restructuring have been expensed.
Interest expense, net. Interest expense, net, was $3.7 million for the three months ended June 30, 2016 and $3.0 million for the three months ended June 30, 2015 representing an increase of $0.7 million, or 22.5%. This increase is primarily related to greater costs in connection with various amendments to our credit facilities with MidCap and Deerfield.
Other income (expense), net. Other income (expense), net was net income of $0.2 million for the three months ended June 30, 2016 compared to net income of $2.2 million for the three months ended June 30, 2015, representing a decrease in income of $1.9 million. The decrease in income was the result of an increase in expense related to warrant valuation ($2.4 million), offset by a net favorable foreign currency exchange results ($0.2 million).

Income tax provision. Income tax provision was $0.6 million for the three months ended June 30, 2016 compared to $0.3 million for the three months ended June 30, 2015. The 2016 income tax expense provision consists of state and foreign income taxes. The 2015 income tax expense provision consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Revenues. Revenues were $88.6 million for the six months ended June 30, 2016 compared to $95.3 million for the six months ended June 30, 2015, representing a decrease of $6.7 million, or 7.1%. The decrease was the result of a decrease in the U.S. region ($0.5 million) combined with a decrease in the International region ($6.3 million).
U.S. revenues were $57.3 million for the six months ended June 30, 2016 compared to $57.7 million for the six months ended June 30, 2015, representing a decrease of $0.5 million, or 0.8%. The decrease was the result of lower sales directly to stocking distributors ($3.1 million), offset by an increase in direct sales to hospitals ($2.6 million).
International revenues were $31.3 million for the six months ended June 30, 2016 compared to $37.6 million for the six months ended June 30, 2015, representing a decrease of $6.3 million, or 16.7%. The decrease was the result of a decline in implants and instruments sales ($7.1 million), offset by favorable exchange rate effect ($0.8 million).
Cost of revenues. Cost of revenues was $29.0 million for the six months ended June 30, 2016 compared to $34.1 million for the six months ended June 30, 2015, representing a decrease of $5.1 million, or 14.8%. The decrease was the result of a decrease in product costs due to volume and mix ($3.3 million), gains recognized on the sale of various manufacturing equipment ($1.3 million), the absence of one-time expenses incurred in 2015 related to product discontinuation and equipment disposals ($1.9 million), a reduction in royalty expense ($0.2 million) and a reduction in amortization expense ($0.3 million), offset by an increase in reserves and adjustments ($1.4 million), an increase in manufacturing depreciation expense due to the reduction in useful lives related to the manufacturing restructuring and closure of our California manufacturing operations ($0.3 million), and an increase in depreciation expense ($0.2 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.7 million for the six months ended June 30, 2016 compared to $0.7 million for the six months ended June 30, 2015. This expense represents amortization in the period for intangible assets associated with product related assets obtained in acquisitions.
Gross profit. Gross profit was $58.8 million for the six months ended June 30, 2016 compared to $60.5 million for the six months ended June 30, 2015, representing a decrease of $1.7 million, or 2.8%. The decrease was due to a decline in sales volume ($6.8 million), offset by a reduction in cost of revenues ($5.1 million).
Gross margin. Gross margin was 66.4% for the six months ended June 30, 2016 compared to 63.5% for the six months ended June 30, 2015. The increase of 2.9 percentage points was due to favorable variation in regional mix and product mix (1.9 percentage points), gains recognized on the disposal of various manufacturing equipment, offset by increased equipment depreciation (1.1 percentage points), the absence of one-time expenses incurred in 2015 related to product discontinuation and equipment disposals (2.0 percentage points) and a reduction in amortization (0.3 percentage points), offset by an increase in reserves and adjustments (1.9 percentage points) and an increase in instrument depreciation (0.5 percentage points).
Gross margin for the U.S. region was 71.7% for the six months ended June 30, 2016 compared to 66.5% for the six months ended June 30, 2015. The increase of 5.2 percentage points was due to favorable variation in pricing and product mix (2.1 percentage points), gains recognized on the sale of various manufacturing equipment, offset by increased equipment depreciation (1.8 percentage points), the absence of one-time expenses incurred in 2015 related to product discontinuation and equipment disposals (3.3 percentage points), a reduction in amortization (0.5 percentage points) and a reduction in royalties (0.4 percentage points), offset by an increase in reserves and adjustments (2.9 percentage points).
Gross margin for the International region was 56.7% for the six months ended June 30, 2016 compared to 58.7% for the six months ended June 30, 2015. The decrease of 2.0 percentage points was due to unfavorable variation in pricing and product mix (0.4 percentage points), depreciation (1.1 percentage points), royalties (0.7 percentage points), amortization (0.4 percentage points), offset by a decrease in inventory reserves and adjustments (0.6 percentage points).
Research and development expense. Research and development expense was $5.7 million for the six months ended June 30, 2016 compared to $7.8 million for the six months ended June 30, 2015, representing a decrease of $2.0 million, or 26.0%. The decrease was related to a decrease in personnel costs ($0.9 million) and a reduction of development activities ($1.1 million).
Sales and marketing expense. Sales and marketing expense was $37.3 million for the six months ended June 30, 2016 compared to $34.8 million for the six months ended June 30, 2015, representing an increase of $2.4 million, or 6.9%. The increase was the result of greater commission expense ($3.7 million), offset by the elimination of the medical device excise tax ($0.6 million) and a reduction in general sales and marketing expenses ($0.7 million).

General and administrative expense. General and administrative expense was $18.9 million for the six months ended June 30, 2016 compared to $18.4 million for the six months ended June 30, 2015, representing an increase of $0.5 million, or 2.9%. The increase was primarily due to non-recurring transaction expenses related to the proposed sale of the International business ($2.0 million), offset by a reduction in personnel costs ($0.7 million) and a decrease of legal, accounting and other professional services expenses ($0.8 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $1.0 million for the six months ended June 30, 2016 compared to $1.3 million for the six months ended June 30, 2015. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions and has decreased as a result of impairment of these assets in 2015.
Restructuring expense. Restructuring expense was $0.8 million for the six months ended June 30, 2016 compared to a credit of $0.2 million for the six months ended June 30, 2015. In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. As of June 30, 2016, the manufacturing restructuring is substantially complete and we recorded expenses of approximately $0.2 million in the six months ended June 30, 2016. On September 16, 2013, we announced that Scient'x had begun a process to significantly restructure its business operations in France in an effort to improve operating efficiencies and rationalize its cost structure. As of June 30, 2016 substantially all the activities associated with the restructuring are completed and we recorded expenses of approximately $0.6 million in the six months ended June 30, 2016.
Interest expense, net. Interest expense, net was $7.0 million for the six months ended June 30, 2016 and $6.4 million for the six months ended June 30, 2015 representing an increase of $0.7 million, or 10.2%. This increase is primarily related to greater costs in connection with various amendments to our credit facilities with MidCap and Deerfield.
Other income (expense), net. Other income (expense), net was income of $1.3 million for the six months ended June 30, 2016 compared to income of $0.7 million for the six months ended June 30, 2015, representing an increase of $0.6 million. The increase in income is due to a favorable foreign currency exchange results ($2.6 million), offset by an increase in expense related to warrant valuation ($2.2 million).
Income tax provision. Income tax provision was $1.2 million for the six months ended June 30, 2016 compared to $1.2 million for the six months ended June 30, 2015. The 2016 income tax expense provision consists of state and foreign income taxes. The 2015 income tax expense provision consists primarily of state and foreign income taxes and the tax effect of changes in deferred tax liabilities associated with tax deductible goodwill.
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
Adjusted EBITDA represents net income (loss) excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and other non-recurring income or expense items, such as asset impairments, litigation expenses and restructuring and other expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss). Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet our cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(5,233)	$(3,947)	$(11,850)	$(8,508)
Stock-based compensation	306	1,265	363	2,518
Depreciation	2,464	2,836	5,337	5,627
Amortization of intangible assets	165	1,559	330	1,884
Amortization of acquired intangible assets	867	1,030	1,714	2,076
Stock price guarantee	354	—	1,160	—
Interest expense, net	3,708	3,028	7,045	6,392
Income tax provision	600	253	1,186	1,155
Other (income) expense, net	(239)	(2,161)	(1,284)	(724)
Restructuring and other expense	2,096	(112)	2,782	(172)
Adjusted EBITDA	$5,088	$3,751	$6,783	$10,248
Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. At June 30, 2016, our principal sources of liquidity consisted of unrestricted cash of $9.3 million and accounts receivable, net of $36.5 million. Additionally, as discussed below, we have a significant amount of debt that is classified as current debt. Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan, introduction of new products and expansion into new geographies.
Our amended and restated credit facility with MidCap Funding IV, LLC, or MidCap, as amended, or the Amended Credit Facility, matures in December 2016, which will require us to refinance the Amended Credit Facility with MidCap or seek alternative financing. Without modifications to our existing payment obligations or receipt of funding through our purchase and sale agreement discussed below or otherwise, our existing cash and other sources of liquidity may only be sufficient to fund our operations until our Amended Credit Facility with MidCap matures in December 2016, assuming that our creditors continue to waive any breaches under our credit facilities and our debt is not accelerated. These circumstances raise substantial doubt about our ability to continue as a going concern. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.
We were not in compliance with the fixed charge coverage ratio for January and June 2016, the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants for March 2016, and the fixed charge coverage ratio and total leverage ratio covenants for April and May 2016, under our Amended Credit Facility with MidCap. We also did not meet a minimum requirement for the percentage of our total cash held in U.S. accounts for January, February, March, April, May and June 2016. We obtained waivers from MidCap to cure the non-compliance for these covenants for such periods. Our default under the Amended Credit Facility with MidCap also constitutes an event of default under our facility agreement, or Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively Deerfield, and such default has been similarly waived by Deerfield with respect to these covenants for these periods.
There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility or the Facility Agreement in July 2016 or in the future. If we have future defaults and we do not obtain waivers from MidCap or Deerfield they would each have the right to call their respective debts due immediately, which would significantly impact our ability to continue as a going concern. We intend to pursue additional opportunities to raise additional capital through public or private equity offerings, debt financings, receivables financings or collaborations or partnerships with other companies to further support our planned operations. However, there is no assurance that we will be able to do so. Accordingly, as of June 30, 2016, there is substantial doubt about our ability to continue as a going concern through December 31, 2016.

On July 25, 2016, we entered into a purchase and sale agreement, or the Purchase and Sale Agreement, with Globus Medical Ireland, Ltd., or the Buyer, a subsidiary of Globus Medical, Inc., or Globus, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Buyer agreed to acquire all of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of our other sales operations in the United Kingdom and Italy.
Under the terms of the Purchase and Sale Agreement, at the closing, or the Closing, of the transaction the Buyer will pay us $80 million in cash, subject to a working capital adjustment, or the Closing Payment. At the Closing, we will use approximately $69 million of the Closing Payment to (i) repay in full all amounts outstanding and due under our credit facility with Deerfield and (ii) repay certain of our outstanding indebtedness under our credit facility with MidCap, in each case, including debt-related costs. At the Closing, we will enter into a five-year term credit facility agreement, or the Globus Facility Agreement, with Globus, pursuant to which Globus will agree to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.
The transaction is expected to close in the second half of 2016 and is subject to the satisfaction of the closing conditions set forth in the Purchase and Sale Agreement.
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
On July 6, 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring includes a reduction in workforce and closing the California manufacturing facility. As of June 30, 2016, this restructuring is substantially complete.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of June 30, 2016.
Amended Credit Facility and Other Debt
On August 30, 2013, we entered into the Amended Credit Facility with MidCap. The Amended Credit Facility amended and restated the prior credit facility that we had with MidCap (the "Prior Credit Facility"). Pursuant to the Amended Credit Facility, we increased the borrowing limit from $50 million to $73 million. We also extended the maturity to August 2016. In July 2015, we further amended the Amended Credit Facility to provide for an additional term loan of $5 million. As of June 30, 2016, the Amended Credit Facility consisted of a $38 million term loan, $25 million of which was outstanding as of June 30, 2016 and a revolving line of credit with a maximum borrowing base of $40 million, of which $28 million was outstanding under the revolving line of credit at June 30, 2016. We used the term loan proceeds of $28 million drawn at closing to repay a portion of the outstanding balance on the prior revolving line of credit.
The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2016, the revolving line of credit carried an interest rate of 6.5% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.5 million are due through maturity, with the remaining principal due upon maturity.

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
On March 11, 2016, we entered into a third amendment and waiver to the Amended Credit Facility with MidCap, or the Third Amendment to the Amended Credit Facility. The Third Amendment to the Amended Credit Facility extends the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contains a waiver of the December 2015 defaults under the Facility Agreement, provides a waiver for the fixed charge coverage ratio for January 2016 and eliminates the fixed charge coverage ratio covenant for February 2016. At June 30, 2016, $0.7 million remains as unamortized debt discount related to the Amended Credit Facility and the prior credit facility with MidCap within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
On August 8, 2016, we entered into a fourth amendment to the Amended Credit Facility with MidCap, or the Fourth Amendment to the Amended Credit Facility. The Fourth Amendment to the Amended Credit Facility provides for a $2.2 million increase to the borrowing base until September 15, 2016, and includes an amendment fee of $0.2 million, which was due and payable on August 8, 2016. The Fourth Amendment to the Amended Credit Facility also contains a waiver for the May and June 2016 non-compliances.
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
We were not in compliance with certain of the financial covenants of the Amended Credit Facility during the three months ended June 30, 2016, as discussed above. We have obtained waivers from MidCap and Deerfield with respect to the non-compliance during such periods. There is no assurance that we will be in compliance with the financial covenants of the Amended Credit Facility for July 2016 or in the future.
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
Due to our non-compliance with certain of the financial covenants of the Amended Credit Facility, we were in cross-default of the Facility Agreement during the six months ended June 30, 2016, as discussed above. We have obtained waivers from Deerfield with respect to the cross-defaults during these periods. There is no assurance that we will not be in default of the Facility Agreement for July 2016 or in the future.
As of June 30, 2016, Orthotec settlement payments of $25.2 million have been made, leaving remaining proceeds from the funds borrowed under the Facility Agreement of $0.2 million, which are classified as short-term restricted cash, as their use is limited under the terms of the Facility Agreement for the payments of amounts due under the Orthotec litigation settlement agreement. Additionally, an Orthotec settlement payment of $1.1 million was made on July 1, 2016, of which $1.0 million was paid by proceeds from a forbearance agreement with HealthpointCapital, which we are required to repay to HealthpointCapital no later than September 30, 2016. As of August 8, 2016, there remains aggregate of $31.5 million of Orthotec settlement payments to be paid by us. The amounts borrowed under the Facility Agreement, which total $26.6 million in principal, accrued amendment fee and accrued interest as of June 30, 2016, are due in three equal annual payments beginning March 20, 2017. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
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
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of June 30, 2016, the balance of these capital leases, net of interest totaled $1.1 million.
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
Operating Activities
We generated net cash of $10.1 million from operating activities for the six months ended June 30, 2016. During this period, net cash provided by operating activities primarily consisted of a net loss of $11.9 million and working capital and other assets used cash of $8.0 million, which were offset by $13.9 million of non-cash costs including amortization, depreciation, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issue costs. Working capital and other assets used of $8.0 million primarily consisted of decreases in accounts receivable of $2.9 million, restricted cash of $2.2 million, prepaid expenses and other current assets of $1.3 million and increases in accounts payable of $3.1 million, and deferred revenue of $0.1 million, partially offset by an increase in inventories of $0.1 million and a decrease in accrued expenses of $1.8 million.
Investing Activities
We used cash of $4.4 million, net of accounts payable, in investing activities for the six months ended June 30, 2016, with the majority of $5.7 million being used for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $5.8 million for the six months ended June 30, 2016. On the Amended Credit Facility with MidCap we borrowed an aggregate of $70.2 million and made principal payments totaling $71.0 million during the six months ended June 30, 2016. We made principal payments on notes payable and capital leases totaling $5.0 million in the six months ended June 30, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of June 30, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
		2016
	Total	(6 months)	2017	2018	2019	2020	Thereafter
Amended Credit Facility with MidCap (1)	52,991	$52,991	$—	$—	$—	$—	$—
Facility Agreement with Deerfield (1)	26,636	—	8,867	8,867	8,902	—	—
Interest expense (1)	9,234	3,997	2,331	1,302	1,604	—	—
Notes payable for software licenses	223	223	—	—	—	—	—
Note payable for insurance premiums	147	147	—	—	—	—	—
Capital lease obligations	934	429	437	68	—	—	—
Operating lease obligations	9,573	1,817	2,152	1,688	1,520	1,494	902
Litigation settlement obligations	32,633	2,200	4,400	4,400	4,400	4,400	12,833
Guaranteed minimum royalty obligations	4,776	972	1,450	1,368	618	368	—
Stock price guarantee (2)	4,248	—	2,119	2,129
New product development milestones (3)	400	—	200	—	200	—	—
Total	$141,795	$62,776	$21,956	$19,822	$17,244	$6,262	$13,735
__________________________

(1)
The amounts above are presented based on the contractual payment schedule in each of the respective agreements. However, the debt balance under the Amended Credit Facility and Facility Agreement was callable as of June 30, 2016 due to the events of default (See Note 1 of the notes to condensed consolidated financial statements) and therefore, is presented as a current liability in the condensed consolidated balance sheet as of June 30, 2016.

(2)	Based on our closing stock price as of June 30, 2016 of $0.35 per share. The actual cash obligation will vary depending on the price of our common stock on the settlement dates.

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

Stock-based Compensation
Stock-based compensation has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$8	$31	$14	$53
Research and development	31	469	24	1,027
Sales and marketing	45	128	47	253
General and administrative	222	637	278	1,185
Total	$306	$1,265	$363	$2,518
Effect on basic and diluted net loss per share	$—	$(0.01)	$—	$(0.03)
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
In April 2015, the FASB issued guidance, which amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance this guidance, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of the new guidance during the interim period ended March 31, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $0.4 million of debt issuance costs were reclassified in the consolidated balance sheet from prepaid expenses and other current assets to current portion of long-term debt. The adoption of this guidance did not impact our consolidated statement of operations, comprehensive loss or cash flows.
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

•
our proposed transaction with Globus Medical, including our and Globus’s ability to satisfy the conditions to closing on the anticipated timeline or at all, our ability to execute on our business plan and conduct our business in the ordinary course through the closing; disruption of our business and diversion of our management’s time and attention in order to transition the international business and close the transaction; our ability to reduce our operating expenses by $20 million over the next two years; our not realizing the full economic benefit from the transaction, including as a result of indemnification claims under the definitive agreement and the retention by us of certain liabilities associated with the international business, and our ability to meet our obligations under the supply agreement;

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
Interest Rate Risk
Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2016, our outstanding floating rate indebtedness totaled $53.0 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Facility Agreement, notes payable and capital leases.
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
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the six months ended June 30, 2016.
Equity Price Risk
In connection with the Facility Agreement with Deerfield, we have issued warrants to purchase 11,450,000 shares of our common stock. We recorded the warrant liability at fair value and adjust the carrying value of these common stock warrants to their estimated fair value at each reporting date, with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in our consolidated statement of operations. A 10% increase in our stock price from its June 30, 2016 closing price of $0.35 per share would increase the fair value of the warrant liability by approximately $0.1 million with a corresponding charge to the Statements of Operations.

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
Except for the remediation measures disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We must comply with certain affirmative and negative covenants, including financial covenants, in our credit facility with MidCap and affirmative and negative covenants in our Facility Agreement with Deerfield. We failed to comply with the fixed charge coverage ratio for January and June 2016, the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants for March 2016, and the fixed charge coverage ratio and total leverage ratio covenants for April and May 2016, under our credit facility with MidCap. We also did not meet a minimum requirement for the percentage of our total cash held in U.S. accounts for January, February, March, April, May and June 2016. MidCap and Deerfield have provided waivers with respect to our non-compliance during such periods. In March 2016, we received waivers from MidCap and Deerfield for the January non-compliance. In May 2016, MidCap and Deerfield provided waivers for the February and March non-compliances, in June 2016, MidCap and Deerfield provided waivers for the April non-compliances and in August, MidCap and Deerfield provided waivers for the May and June non-compliances. There can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the MidCap credit facility or the Deerfield Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the MidCap credit facility could refuse to make further extensions of credit to us and MidCap and/or Deerfield could require all amounts borrowed under the MidCap credit facility and/or the Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the MidCap credit facility, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
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
If we fail to continue to meet all applicable NASDAQ Global Select Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, to continue our operations; and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Global Select Market was $0.40 per share on August 8, 2016.
If we are unable to close the pending sale of our international business, it may adversely affect our business and operations and impact our ability to continue as a going concern.
On July 25, 2016, we entered into a purchase and sale agreement, or the Purchase and Sale Agreement, with Globus Medical Ireland, Ltd., or the Buyer, a subsidiary of Globus Medical, Inc., or Globus, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Buyer agreed to acquire substantially all of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan and Brazil and the assets of our other sales operations in the United Kingdom and Italy.
The closing of the transaction, or the Closing, is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase and Sale Agreement, including, among other things, (i) the accuracy of the representations and warranties and compliance with covenants contained in the Purchase and Sale Agreement, (ii) the absence of a material adverse effect in our international business that we are selling pursuant to Purchase and Sale Agreement, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise prohibit the consummation of the transactions under the Purchase and Sale Agreement, (iv) all required consents of, notifications to and filings with any governmental authority shall have been made and any waiting periods shall have expired, (v) the receipt of specified third-party consents, (vi) the Company and Globus entering into the Globus Facility Agreement, (vii) the Company and Buyer entering into a product manufacture and supply agreement, (viii) the Company and Buyer entering into a transition services agreement, (ix) the Buyer and MidCap entering into an intercreditor agreement, and (x) the extension of the term of a specified distribution agreement with one of our international distributors.
We expect the Closing to occur by October 2016, subject to the satisfaction of the foregoing closing conditions. Either party may terminate the Purchase and Sale Agreement if the Closing has not occurred by October 1, 2016 (subject to an extension until October 15, 2016 to allow the Buyer to put systems in place to allow it to process orders of our products through its IT and customer service systems as of the Closing). We and the Buyer may also terminate the Purchase and Sale Agreement by mutual consent, for a material breach by the other party or if a final governmental order prohibiting the transaction is issued.

If the Closing does not occur, we will not have access to the $30 million credit facility from Globus, which would have a material impact on our liquidity. In addition, if the Closing does not occur, we will be unable to use a portion of the proceeds from the transaction to repay in full all amounts outstanding and due under the Deerfield Facility Agreement and repay certain of our outstanding indebtedness under the MidCap Amended Credit Facility, which would increase the likelihood that our noncompliance with the covenants under these credit facilities would continue and may adversely affect our ability to repay our indebtedness, our financial condition and our ability to continue as a going concern.
In addition, if the Closing does not occur, our management and other employees will have expended extensive time and effort and their focus and attention will have been diverted from operational matters during the pendency of the transaction, and will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our financial condition and results of operations.
We may face indemnity and other liability claims pursuant to the Purchase and Sale Agreement.
Under the Purchase and Sale Agreement, we will indemnify the Buyer against damages arising from, among other things, breaches of our representations, warranties or obligations under the Purchase and Sale Agreement and liabilities not assumed by the Buyer. The indemnification period generally runs for a period of 18 months from the Closing, with longer survival periods for certain specified representations and warranties. Our indemnification obligations are subject to a deductible in certain cases of $500,000, and our aggregate liability under such indemnification claims is generally limited to $12.0 million, $20.0 million for certain specified representations and warranties, and the full purchase price for breaches of certain specified representations and warranties, breaches of covenants and certain other matters. If the Buyer makes an indemnification claim, we may incur liability and/or expenses, which could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business.
The sale of our international distribution operations and agreements will reduce our revenue.
During the six months ended June 30, 2016, our International revenue represented approximately 35.3% of our total revenue. Following the Closing, our revenues will be reduced as we will no longer be generating the same level of revenue from the operations and assets sold in the transaction. There can be no assurance that the proceeds from the Globus transaction will be sufficient for us to grow our U.S. business.
Our stockholders will not receive any distribution of the proceeds from the sale of our international distribution operations, and may never receive any return of value.
We do not intend to distribute to stockholders any cash proceeds from the Globus transaction. Instead, we intend to use the proceeds from the transaction to repay in full all amounts outstanding and due under our Facility Agreement with Deerfield and repay certain of our outstanding indebtedness under our Amended Credit Facility with MidCap, to fund our future business activities and for general working capital purposes. Any future decision for the use of those funds will be made by our board of directors.
In addition, we have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business. Stockholders will not receive any liquidity from the transaction and the only return to them will be based on any future appreciation in our stock price or upon a future sale or liquidation of our company. Much depends on our future business, including the success or failure of our U.S. business. There are no assurances that we will be successful, and current stockholders may never get a return on their investment.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	—	$—	—	—
May 1, 2016 through May 31, 2016	—	$—	—	—
June 1, 2016 through June 30, 2016	—	$—	—	—

(1)
Not included in the table above are 2,737 shares of common stock forfeited and retired in connection with the payment of minimum statutory withholding taxes due upon the vesting of certain stock awards or the exercise of certain stock options. In lieu of making a cash payment with respect to such withholding taxes, the holders of such stock forfeited a number of shares at the then current fair market value of the shares to pay such taxes.

Item 3.	Defaults Upon Senior Securities
The Company has determined that it failed to comply with the fixed charge coverage ratio for January and June 2016, the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants for March 2016, and the fixed charge coverage ratio and total leverage ratio covenants for April and May 2016, under its Amended Credit Facility with MidCap. The Company also did not meet a requirement for the percentage of the Company's total cash held in U.S. accounts for January, February, March, April, May and June 2016. The Company’s default under the MidCap credit facility also constitutes an event of default under the Facility Agreement with Deerfield. In March 2016, the Company received waivers from MidCap and Deerfield for January non-compliance with the Amended Credit Facility Agreement and Facility Agreement, respectively. In May 2016, MidCap and Deerfield provided waivers for the February and March non-compliances with the Amended Credit Facility Agreement and the Facility Agreement, respectively. In June 2016, MidCap and Deerfield provided waivers for the April non-compliance with the Amended Credit Facility Agreement and Facility Agreement, respectively. In August 2016, MidCap and Deerfield provided waivers for the May and June 2016 non-compliances with the Amended Credit Facility Agreement and the Facility Agreement, respectively. The Company can provide no assurance that it will be in compliance with the financial covenants for July 2016 or in the future. If the Company does not obtain waivers from MidCap or Deerfield for any existing or future non-compliance with the Amended Credit Facility and/or Facility Agreement, MidCap and Deerfield would each have the right to call their respective debts due immediately, which would significantly impact the Company's ability to continue as a going concern.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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
Date: August 9, 2016

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).