Form 10-Q
period 2016-09-30
Alphatec Holdings, Inc.
filed 2016-11-09
CIK 1350653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of November 8, 2016, there were 8,909,601 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except for par value data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$25,598	$6,295
Restricted cash	—	2,350
Accounts receivable, net	16,546	26,870
Inventories, net	27,661	32,632
Prepaid expenses and other current assets	2,941	3,138
Current assets of discontinued operations	2,828	30,210
Total current assets	75,574	101,495
Property and equipment, net	13,712	16,081
Intangible assets, net	6,152	8,806
Other assets	516	502
Noncurrent assets of discontinued operations	71	19,457
Total assets	$96,025	$146,341
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,821	$13,542
Accrued expenses	30,705	21,175
Common stock warrant liabilities	—	687
Current portion of long-term debt	2,647	79,742
Current liabilities of discontinued operations	2,207	9,891
Total current liabilities	42,380	125,037
Long-term debt, less current portion	38,215	480
Other long-term liabilities	29,951	32,281
Long term liabilities of discontinued operations	87	1,516
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at September 30, 2016 and December 31, 2015; 3,319 shares issued and outstanding at both September 30, 2016 and December 31, 2015	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2016 and December 31, 2015; 8,810 and 8,513 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	10
Treasury stock, at cost, 2 shares, at both September 30, 2016 and December 31, 2015	(97)	(97)
Additional paid-in capital	418,927	416,939
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income (loss)	769	(21,188)
Accumulated deficit	(452,811)	(427,240)
Total stockholders’ deficit	(38,211)	(36,576)
Total liabilities and stockholders’ deficit	$96,025	$146,341
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$26,711	$31,687	$93,158	$99,597
Cost of revenues	10,849	10,029	31,651	35,174
Gross profit	15,862	21,658	61,507	64,423
Operating expenses:
Research and development	1,087	1,850	6,799	9,538
In-process research and development	—	274	—	274
Sales and marketing	11,764	12,774	39,498	37,864
General and administrative	4,136	6,541	19,760	21,579
Amortization of acquired intangible assets	83	280	249	896
Goodwill and intangible impairment	1,736	164,263	1,736	164,263
Restructuring expenses	1,605	351	1,778	351
Total operating expenses	20,411	186,333	69,820	234,765
Operating loss	(4,549)	(164,675)	(8,313)	(170,342)
Other income (expense):
Interest expense, net	(1,123)	(965)	(3,118)	(3,009)
Loss on debt extinguishment	(9,478)	—	(9,478)	—
Other income (expense), net	90	6,159	(273)	7,233
Total other income (expense)	(10,511)	5,194	(12,869)	4,224
Loss from continuing operations before taxes	(15,060)	(159,481)	(21,182)	(166,118)
Income tax benefit	(4,997)	(2,483)	(4,962)	(1,328)
Net loss from continuing operations	(10,063)	(156,998)	(16,220)	(164,790)
Discontinued operations:
Net loss from discontinued operations, net of applicable taxes	(3,658)	(3,267)	(9,351)	(3,983)
Net loss	$(13,721)	$(160,265)	$(25,571)	$(168,773)

Net loss per share, basic and diluted:
Continuing operations	$(1.17)	$(18.96)	$(1.91)	$(19.92)
Discontinued operations	(0.43)	(0.39)	(1.10)	(0.48)
Net loss per share, basic and diluted	$(1.60)	$(19.35)	$(3.01)	$(20.40)

Shares used in calculating basic and diluted net loss per share	8,560	8,281	8,505	8,272
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(13,721)	$(160,265)	$(25,571)	$(168,773)
Foreign currency translation adjustments related to continuing operations	961	624	2,602	(9,034)
Foreign currency translation realized to discontinued operations	19,355	—	19,355	—
Comprehensive income (loss)	$6,595	$(159,641)	$(3,614)	$(177,807)
See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(25,571)	$(168,773)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,403	14,099
Stock-based compensation	1,510	2,440
Interest expense related to amortization of debt discount and debt issuance costs	3,320	3,630
Impairment of goodwill and intangible assets	1,736	165,171
Provision for (recovery of) doubtful accounts	(53)	465
Provision for excess and obsolete inventory	4,488	1,529
Deferred income tax expense	—	(1,320)
Gain on sale of business	(5,361)	—
Loss on extinguishment of debt	3,863	—
Other non-cash items	280	(4,885)
Changes in operating assets and liabilities:
Restricted cash	2,350	3,300
Accounts receivable	10,658	3,475
Inventories	(4,723)	(2,202)
Prepaid expenses and other current assets	1,797	1,871
Other assets	191	15
Accounts payable	(5,247)	(277)
Accrued expenses and other	233	(12,972)
Net cash (used in) provided by operating activities	(126)	5,566
Investing activities:
Purchases of property and equipment	(7,291)	(8,738)
Proceeds from sale of business, net	69,894	—
Cash received from sale of assets	1,316	—
Net cash provided by (used in) investing activities	63,919	(8,738)
Financing activities:
Borrowings under lines of credit	94,241	105,523
Repayments under lines of credit	(110,840)	(110,354)
Principal payments on capital lease obligations	(606)	(555)
Proceeds from sale of stock	57	—
Proceeds from notes payable, net	23,046	5,000
Principal payments on notes payable and term loan	(53,820)	(6,163)
Net cash used in financing activities	(47,922)	(6,549)
Effect of exchange rate changes on cash	(1,220)	488
Net increase (decrease) in cash	14,651	(9,233)
Cash at beginning of period, including discontinued operations	11,229	19,735
Cash at end of period, including discontinued operations	$25,880	$10,502
 See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,122	$5,677
Cash paid for income taxes	$920	$580
Purchases of property and equipment in accounts payable	$543	$2,458
Cashless warrant conversion	$1,074	—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. The Company and Basis of Presentation
The Company
Alphatec Holdings, Inc. (“Alphatec,” “Alphatec Holdings” or the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), designs, develops, manufactures and markets products for the surgical treatment of spine disorders.
Prior to September 1, 2016, the Company marketed its products in the U.S. market and in over 50 international markets through the distribution channels of Alphatec Spine and its affiliate, Scient’x S.A.S., and its subsidiaries (“Scient’x”), via a direct sales force in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducted its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Japan, the Company marketed its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries (“Alphatec Pacific”).
On September 1, 2016, the Company completed the sale of its international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), including the Company’s wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy (collectively, the “International Business”), pursuant to a purchase and sale agreement, dated as of July 25, 2016 (as amended, the “Purchase and Sale Agreement”) (the “Globus Transaction”). As a result of the Globus Transaction, the Company's International Business has been excluded from continuing operations for all periods presented in this report and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business. The Company operates in one reportable business segment. The sale of the international operations represents a strategic shift and has a significant impact on the Company's operations and financial results.
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
Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future periods.
On August 24, 2016, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the state of Delaware to effectuate a 1-for-12 reverse stock split of the Company’s issued and outstanding common stock. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, warrants exercisable for common stock, restricted stock units, and per share amounts contained in the Company’s condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 15, 2016. Except for revenue recognition as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2016.
Revenue Recognition
The application of the multiple element guidance requires subjective determinations, and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (1) the delivered items has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the Company's control. In determining the units of accounting, the Company evaluates certain criteria, including whether the deliverables have stand-alone value, based on the consideration of the relevant facts and circumstances for each arrangement. In addition, the Company considers whether the buyer can use the other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered elements.
Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. The consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting in determining the appropriate period or pattern of recognition. The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (VSOE) of selling price, if available, third-party evidence (TPE) of selling price if VSOE is not available, or management's best estimate of selling price (BESP) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
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

The Company does not maintain any financial instruments that are considered to be Level 1 or Level 2 instruments as of September 30, 2016 or December 31, 2015. The Company classifies its common stock warrant liabilities within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2015	$687
Change in fair value	387
Conversion to common stock	(1,074)
Balance at September 30, 2016	$—
Prior to the conversion to common stock described in Note 6, the common stock warrant liabilities were measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (described in Note 6 below) was the expected volatility.
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
In April 2015, the FASB issued guidance, which amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance this guidance, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted the provisions of the new guidance during the interim period ended March 31, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, $0.4 million of debt issuance costs were reclassified in the consolidated balance sheet from prepaid expenses and other current assets to current portion of long-term debt. The adoption of ASU 2015-03 did not impact the Company's consolidated statement of operations, comprehensive income (loss) or cash flows.
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
In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standards update may have on its financial statements.
3. Select Condensed Consolidated Balance Sheet Details
Accounts Receivable, net
Accounts receivable, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$16,665	$27,639
Allowance for doubtful accounts	(119)	(769)
Accounts receivable, net	$16,546	$26,870
Inventories, net
Inventories, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$6,350	$7,237
Work-in-process	1,120	1,908
Finished goods	36,020	39,388
	43,490	48,533
Less reserve for excess and obsolete finished goods	(15,829)	(15,901)
Inventories, net	$27,661	$32,632

Property and Equipment, net
Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2016	December 31, 2015
Surgical instruments	4	$51,253	$52,404
Machinery and equipment	7	5,435	14,416
Computer equipment	3	3,511	3,816
Office furniture and equipment	5	2,695	3,426
Leasehold improvements	various	3,467	3,467
Construction in progress	n/a	59	139
		66,420	77,668
Less accumulated depreciation and amortization		(52,708)	(61,587)
Property and equipment, net		$13,712	$16,081
Total depreciation expense was $1.6 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively. Total depreciation expense was $5.6 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. At December 31, 2015, assets recorded under capital leases of $2.6 million were included in the machinery and equipment balance and $0.1 million were included in the construction in progress balance. Amortization of assets under capital leases was included in depreciation expense.
Intangible Assets, net
Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	September 30, 2016	December 31, 2015
Developed product technology	1	$13,876	$13,876
Distribution rights	4	390	390
Intellectual property	—	1,004	1,004
License agreements	1	14,016	14,016
Trademarks and trade names	2	732	732
Customer-related	9	7,458	7,458
Distribution network	5	4,027	4,027
Supply agreement	—	225	225
		41,728	41,728
Less accumulated amortization		(35,576)	(32,922)
Intangible assets, net		$6,152	$8,806
Total amortization expense was $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Total amortization expense was $0.9 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.
In connection with the sale of the International Business (see Note 4), the Company determined that certain intangible assets related to the Company's previous acquisition of Scient'x, including customer relationships, distribution network and key product tradename intangible assets, no longer had a business purpose and no cash flows associated with these assets are expected in the future. As a result, the Company recorded $1.7 million as intangible impairment expense during the three and nine months ended September 30, 2016. Prior to the impairment, amortization of these intangible assets had been recorded in amortization of acquired intangible assets within operating expenses.
On June 19, 2015, the Company entered into an exclusive distribution agreement with a third party to market a biologic product. The Company expensed $0.3 million as an impairment charge in cost of goods sold in the nine months ended September 30, 2015 for the write-off of an intangible asset related to this product. Additionally, due to a revised marketing strategy for the Company's Epicage interbody fusion device, the Company evaluated the related intangible asset for impairment. As a result of this impairment analysis, the Company expensed $0.9 million as an impairment charge in cost of goods sold for the nine months ended September 30, 2015 for the write-off of an intangible asset related to this product.

In the third quarter of 2015, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result of this interim test, the Company recorded a charge of $164.3 million, representing the write-off of the remaining balance of goodwill in the three and nine months ended September 30, 2015.
In connection with the step two goodwill impairment test performed in the third quarter of 2015, the Company determined that the physician education intangible acquired in the Scient’x acquisition was impaired. As a result, the Company expensed $0.9 million included in goodwill and intangible impairment of discontinued operations in the three and nine months ended September 30, 2015.
Future amortization expense related to intangible assets as of September 30, 2016 is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$223
2017	892
2018	846
2019	832
2020	712
Thereafter	2,647
$6,152
 Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Commissions and sales milestones	$3,455	$3,963
Payroll and payroll related	2,621	3,947
Deferred revenue from Globus Transaction	3,900	—
Globus inventory obligation	2,375	—
Litigation settlements	4,400	4,400
Accrued professional fees	2,199	1,972
Royalties	1,340	1,199
Restructuring and severance accruals	1,463	505
Accrued taxes	3,849	765
Guaranteed collaboration compensation, current	1,543	—
Accrued interest	205	999
Other	3,355	3,425
Total accrued expenses	$30,705	$21,175
4. Discontinued Operations
In order to pay down a portion of its debt and improve its liquidity position and future cash flows, on September 1, 2016, the Company closed the Globus Transaction (described in Note 1). Following the closing of the Globus Transaction, the Company only sells its products in the U.S. market and is prohibited from marketing and selling its products outside the United States and its possessions and territories until the date that is two years following the termination of the Supply Agreement (as described below). As a result of the Globus Transaction, the Company has retrospectively revised the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2015 and the condensed consolidated balance sheet as of December 31, 2015 to reflect the financial results from the International Business, and the related assets and liabilities, as discontinued operations.
At the closing of the Globus Transaction, Globus paid the Company $80 million in cash, subject to a working capital adjustment. On September 1, 2016, the Company used approximately $69 million of the consideration received to (i) repay in full all amounts outstanding and due under the Company’s Deerfield Facility Agreement (described in Note 6 below) and (ii) repay certain of its outstanding indebtedness under the Company’s Amended Credit Facility with MidCap (described in Note

6), in each case, including debt-related costs. Also on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 6, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.
The following table summarizes the preliminary calculation of the gain on sale, which will be finalized during the fourth quarter of 2016 (in thousands):

Consideration received	$80,000
Cash included in assets sold	(4,250)
Transaction costs	(5,328)
Product supply obligation	(3,900)
Preliminary working capital adjustment	3,372
Net cash proceeds	69,894
Less:
Carrying value of business and assets sold	64,533
Net gain on sale of business	$5,361
The results of operations from discontinued operations presented below include certain allocations that management believes fairly reflect the utilization of services provided to the International Business. The allocations do not include amounts related to general corporate administrative expenses. Therefore, the results of operations from the International Business do not necessarily reflect what the results of operations would have been had the International Business operated as a stand-alone entity.
In connection with the Globus Transaction, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company agreed to supply to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, certain intercompany sales transactions have been reported under continuing operations as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. In connection with the Globus Transaction, Globus received a credit of up to a $3.9 million to be applied against Product purchases pursuant to the Supply Agreement during a six-month period commencing one month after the closing of the Globus Transaction, which has been included as a reduction of the consideration received for the sale of the International Business.
The agreements entered into concurrently with the sale of the International Business, including the Transition Services Agreement and Supply Agreement, contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under authoritative accounting guidance (see Note 2). Several non-contingent deliverables were identified within the agreements. The Company identified the contract supply services, transition services and the Globus Facility as separate non-contingent deliverables within the arrangement.  The Company determined the estimated selling price (fair value) for each of the non-contingent deliverables on a standalone basis by utilizing relevant market data and entity-specific factors.  Based on the respective standalone fair values of the deliverables, there was no discount to allocate among the deliverables and the consideration received for each deliverable approximated standalone fair value.  As such, none of the purchase consideration was allocated to these elements.
Included in the results of continuing operations for the three months ended September 30, 2016 and 2015 are revenues of $1.4 million and $4.2 million, respectively, and cost of revenue of $1.8 million and $3.5 million, respectively, that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's condensed consolidated financial statements. Included in the results of continuing operations for the nine months ended September 30, 2016 and 2015 are revenues of $8.9 million and $13.5 million, respectively, and cost of revenue of $8.9 million and $13.5 million, respectively, that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's condensed consolidated financial statements.
During the three and nine months ended September 30, 2016, the Company recorded less than $0.1 million in revenue and cost of sales from the Supply Agreement that are included in the continuing operations.
In connection with the Globus Transaction, the Company included the interest expense of $2.2 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 30, 2015, respectively incurred in connection with repayment from the proceeds from the Globus Transaction of all amounts outstanding and due under the Deerfield Facility Agreement and Amended Credit Facility (as further described in Note 6) in the loss from discontinued operations to the extent these debt facilities were repaid using the proceeds from the Globus Transaction.
The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Discontinued operations	2016	2015	2016	2015
Revenues	$18,043	$11,309	$40,146	$38,679
Cost of revenues	11,469	4,111	19,694	13,060
Amortization of acquired intangible assets	555	376	1,291	1,093
Gross profit	6,019	6,822	19,161	24,526
Operating (income) expenses:
Research and development	16	48	50	123
Sales and marketing	2,865	4,360	12,391	14,109
General and administrative	1,440	1,553	5,079	4,894
Amortization of acquired intangible assets	155	241	622	971
Goodwill and intangible impairment	—	908	—	908
Restructuring expenses	4	(16)	620	(188)
Net gain on sale of business	(5,361)	—	(5,361)	—
Total operating (income) expenses	(881)	7,094	13,401	20,817
Operating income (loss)	6,900	(272)	5,760	3,709
Other income (expense):
Interest income	12	15	46	29
Interest expense	(2,156)	(2,142)	(7,240)	(6,504)
Other income (expense), net	243	(102)	1,892	(451)
Total other income (expense)	(1,901)	(2,229)	(5,302)	(6,926)
Income (loss) from discontinued operations before taxes	4,999	(2,501)	458	(3,217)
Income tax provision	8,657	766	9,809	766
Loss from discontinued operations, net of applicable taxes	$(3,658)	$(3,267)	$(9,351)	$(3,983)

The following table summarizes the assets and liabilities of discontinued operations as of September 30, 2016 and December 31, 2015 related to the International Business (in thousands):

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$288	$4,934
Accounts receivable, net	—	11,449
Inventories, net	2,375	12,276
Prepaid expenses and other current assets	165	1,551
Total current assets of discontinued operations	2,828	30,210
Property and equipment, net	10	5,864
Intangible assets, net	—	12,810
Other assets	61	783
Total assets of discontinued operations	$2,899	$49,667
Liabilities
Current liabilities:
Accounts payable	$143	$627
Accrued expenses	1,290	8,616
Deferred revenue	147	648
Other current liabilities	627	—
Total current liabilities of discontinued operations	2,207	9,891
Other long-term liabilities	87	1,516
Total liabilities of discontinued operations	$2,294	$11,407
Included in the cash flows for the nine months ended September 30, 2016 and September 30, 2015 are the following non-cash adjustments related to the discontinued operations (in thousands):

	Nine Months Ended September 30,
	2016	2015

Depreciation and amortization	$3,836	$3,965
Provision for excess and obsolete inventory	$151	$—
Capital expenditures	$1,319	$2,229
Interest expense related to amortization of debt discount and debt issuance costs	$2,052	$2,065
5. License and Consulting Agreements
The Company’s license and consulting agreements are described in Note 4 to its audited consolidated financial statements for the year ended December 31, 2015, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 15, 2016.

6. Debt
MidCap Facility Agreement
On August 30, 2013, the Company entered into the amended and restated credit, security and guaranty agreement with MidCap Funding IV, LLC (“MidCap”), as amended to date (the “Amended Credit Facility”), which amended and restated the prior credit facility that the Company had with MidCap. On September 1, 2016, the Company and MidCap entered into a Fifth Amendment to the Amended Credit Facility (the “MidCap Fifth Amendment”) that: (a) permitted (i) the Globus Transaction, (ii) the release of Alphatec International LLC and Alphatec Pacific, Inc. as credit parties, (iii) the payment in full of all obligations to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”) under the Facility Agreement between the Company and Deerfield, dated as of March 17, 2014, as amended to date (the “Deerfield Facility Agreement”), and (iv) the incurrence of debt under the Globus Facility Agreement and the granting of liens in favor of Globus; (b) reduced the revolving credit commitment to $22.5 million and the term loan commitment to $5 million; (c) revised the existing financial covenant package; and (d) extended the commitment expiry date from December 31, 2016 to December 31, 2019. In connection with the prepayment of the term loan under the Amended Credit Facility, the Company incurred a prepayment fee of $0.6 million payable to MidCap.
As of September 30, 2016, $12.2 million was outstanding under the revolving line of credit and $4.9 million was outstanding under the term loan.
The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2016, the revolving line of credit carried an interest rate of 6.5% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.1 million through the end of 2016, $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.
The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio, a senior leverage ratio and a total leverage ratio to be maintained by the Company. The Amended Credit Facility also includes several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. The financial covenants of the Amended Credit Facility are not effective until April 2017. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.
On March 11, 2016, the Company entered into a third amendment and waiver to the Amended Credit Facility with MidCap (the "Third Amendment to the Amended Credit Facility"). The Third Amendment to the Amended Credit Facility extended the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contained an amendment fee in the amount of $0.5 million, which was due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contained a waiver of the December 2015 defaults under the Amended Credit Facility, provided a waiver for the fixed charge coverage ratio for January 2016 and eliminated the fixed charge coverage ratio covenant for February 2016. At September 30, 2016, $2.1 million remains as unamortized debt discount related to the prior and Amended Credit Facility within the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
On August 8, 2016, the Company entered into a Fourth Amendment to the Amended Credit Facility with MidCap (the "Fourth Amendment to the Amended Credit Facility"). The Fourth Amendment to the Amended Credit Facility provided for a $2.2 million increase to the borrowing base until September 15, 2016, and included an amendment fee of $0.2 million, which was due and payable on August 8, 2016. The Fourth Amendment to the Amended Credit Facility also contained a waiver for the May and June 2016 non-compliances.

Deerfield Facility Agreement
On March 17, 2014, the Company entered into the Deerfield Facility Agreement, pursuant to which Deerfield agreed to loan the Company up to $50 million, subject to the terms and conditions set forth in the Deerfield Facility Agreement. Under the terms of the Deerfield Facility Agreement, the Company had the option, but was not required, upon certain conditions to draw the entire amount available under the Deerfield Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described in Note 7 below. The Company agreed to pay Deerfield, upon each disbursement of funds under the Deerfield Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed.
In connection with the execution of the Deerfield Facility Agreement on March 17, 2014, the Company issued to Deerfield warrants to purchase an aggregate of 520,833 shares of the Company’s common stock, which are immediately exercisable and have an exercise price equal to $16.68 per share (the “Initial Warrants”). Additionally, the Company agreed that each disbursement borrowing under the Deerfield Facility Agreement be accompanied by the issuance to Deerfield of warrants to purchase up to 833,333 shares of the Company’s common stock, in proportion to the amount of draw compared to the total $50 million facility (the "Draw Warrants").
On March 20, 2014, the Company made an initial draw of $20 million under the Deerfield Facility Agreement and received net proceeds of $19.5 million to fund the portion of the settlement payment obligations that were due in 2014 to Orthotec, LLC. The $0.5 million transaction fee was recorded as a debt discount and was being amortized over the term of the draw, which ends March 20, 2019. In connection with this borrowing, the Company issued Draw Warrants to purchase 333,333 shares of common stock at an exercise price of $16.68 per share, which were valued at $4.7 million and recorded as a debt discount, which were being amortized over the term of the $20 million draw. Additionally, $2.3 million of the value of the Initial Warrants was reclassified as a debt discount and is being amortized through interest expense over the term of the debt using the effective interest method.
On November 21, 2014, the Company made a second draw of $6.0 million under the Deerfield Facility Agreement and received net proceeds of $5.9 million to fund a portion of the Orthotec settlement payments due through 2016. The $0.2 million transaction fee was recorded as a debt discount and was being amortized over the remaining term of the draw, which ends March 20, 2019. In connection with this second draw, the Company issued Draw Warrants to purchase 100,000 shares of common stock at an exercise price of $16.68 per share, which Draw Warrants were valued at $0.9 million and were recorded as a debt discount, which was being amortized over the term of the debt using the effective interest method. Additionally, $0.2 million of the value of the Initial Warrants was reclassified as a debt discount and was being amortized through interest expense over the term of the debt using the effective interest method. No amounts remain available for the Company to borrow under the Facility Agreement.
On February 5, 2016, the Company entered into a Limited Waiver and Second Amendment to the Deerfield Facility Agreement (the “Deerfield Facility Agreement Second Amendment”) with Deerfield. The Deerfield Facility Agreement Second Amendment increased the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, the Deerfield Facility Agreement Second Amendment provided that the Company may elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Deerfield Facility Agreement and bear interest at the interest rate of 14.75% per annum (the “PIK Interest”). All accrued and unpaid PIK Interest was due and payable when the outstanding amounts under the Facility Agreement were due and payable thereunder or were fully repaid, whichever occurs first. The Deerfield Facility Agreement Second Amendment also contained an amendment fee in the amount of $0.6 million, which was due and payable in installments of $0.2 million on each of the third, fourth and fifth anniversaries of the Deerfield Facility Agreement; provided that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement are due and payable or are fully repaid, whichever occurs first. The Deerfield Facility Agreement Second Amendment also changed the date from March 31, 2017 to March 31, 2018, as the date through which the Company must pay interest in the event the Company prepays amounts outstanding under the Deerfield Facility Agreement prior to such date. The Second Amendment also contained a waiver of the defaults under the Deerfield Facility Agreement for the fixed charge coverage ratio for the month of January 2016.
In September 2016, in connection with the Globus Transaction, Deerfield exercised its right to convert all outstanding Initial Warrants and Draw Warrants into shares of the Company's common stock based on the Black-Scholes value of the warrants. The outstanding warrants were converted into 268,614 shares of the Company's common stock. Prior to the conversion, the outstanding warrants were periodically revalued to their fair value resulting in income of $0.1 million and an expense of $0.4 million for the three and nine months ended September 30, 2016, respectively, included in other income and expense. The revaluation of the warrants to their fair value during the three and nine months ended September 30, 2015, respectively, resulted in income of $6.3 million and $8.0 million, respectively.

On September 1, 2016, in connection with the Globus Transaction, the Company repaid in full all amounts outstanding and due under the Deerfield Facility Agreement and terminated the Deerfield Facility Agreement. Pursuant to the Globus Facility Agreement and the MidCap Fifth Amendment, the Company made a final payment of $33.5 million to Deerfield, consisting of outstanding principal and accrued interest of $27.9 million, a prepayment premium of $5.6 million and other related fees and wrote-off $3.9 million of unamortized expenses resulting in a loss on debt extinguishment of $9.5 million. The interest expense historically incurred in connection with the Deerfield Facility Agreement of $2.2 million and $7.2 million for three and nine months ended September 30, 2016, respectively and $2.1 million and $6.5 million for three and nine months ended September 30, 2015, respectively is included in the loss from discontinued operations.
Globus Facility Agreement
On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. At the closing of the Globus Transaction, the Company made an initial draw of $25 million under the Globus Facility Agreement. The remaining amount may be advanced in up to two additional draws, each in an aggregate amount of no less than $2 million, as requested by the Company at any time prior to December 31, 2017. As of September 30, 2016, the outstanding balance under the Globus Facility Agreement was $25.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining amount outstanding due on September 1, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.
As collateral for the Globus Facility Agreement, the Company granted Globus a first lien security interest in substantially all of its assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis. The Globus Facility Agreement includes traditional lending and reporting covenants including a fixed charge coverage ratio to be maintained by the Company. The financial covenants of the Globus Facility Agreement are not effective until April 2017. There is no assurance that the Company will be in compliance with the financial covenants of the Globus Facility Agreement in the future. The Globus Facility Agreement also includes several event of default provisions, such as payment default and insolvency conditions, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Globus’s right to declare all outstanding obligations immediately due and payable.
Principal payments on the Company's debt are as follows as of September 30, 2016 (in thousands):

Year Ending December 31,
Remainder of 2016	$624
2017	3,236
2018	4,045
2019	16,137
2020 and thereafter	20,000
Total	44,042
Add: capital lease principal payments	672
Less: unamortized debt discount and debt issuance costs	(3,852)
Total	40,862
Less: current portion of long-term debt	(2,647)
Long-term debt, net of current portion	$38,215

7. Commitments and Contingencies
Leases
The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2018. Future minimum annual lease payments under such leases are as follows as of September 30, 2016 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2016	$666	$205
2017	1,590	437
2018	1,455	68
2019	1,420	—
2020 and thereafter	2,311	—
	$7,442	710
Less: amount representing interest		(38)
Present value of minimum lease payments		672
Current portion of capital leases		(544)
Capital leases, less current portion		$128
Rent expense under operating leases for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.6 million, respectively. Rent expense under operating leases for the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.8 million, respectively.
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
Indemnifications
In the normal course of business, the Company enters into agreements under which it occasionally indemnifies third-parties for intellectual property infringement claims or claims arising from breaches of representations or warranties. In addition, from time to time, the Company provides indemnity protection to third-parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement.

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
8. Orthotec Settlement
On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014.
As of September 30, 2016, the Company has made installment payments in the aggregate of $26.3 million, with a remaining outstanding balance of $24.8 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.
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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(10,063)	$(156,998)	$(16,220)	$(164,790)
Loss from discontinued operations	(3,658)	(3,267)	(9,351)	(3,983)
Net loss	$(13,721)	$(160,265)	$(25,571)	$(168,773)
Denominator:
Weighted average common shares outstanding	8,623	8,345	8,554	8,341
Weighted average unvested common shares subject to repurchase	(63)	(64)	(49)	(69)
Weighted average common shares outstanding—basic	8,560	8,281	8,505	8,272
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding—diluted	8,560	8,281	8,505	8,272
Net loss per share, basic and diluted:
Continuing operations	$(1.17)	$(18.96)	$(1.91)	$(19.92)
Discontinued operations	(0.43)	(0.39)	(1.10)	(0.48)
Net loss per share, basic and diluted	$(1.60)	$(19.35)	$(3.01)	$(20.40)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	594	655	611	669
Unvested restricted share awards	63	64	49	69
Warrants to purchase common stock	8	962	8	962
Total	665	1,681	668	1,700
10. Stock Benefit Plans and Stock-Based Compensation
In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan expired in April 2016. As of September 30, 2016, there were 742,183 shares issuable under the 2005 Plan.
In the third quarter of 2016, the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. Since its adoption, the 2016 Plan has had 1,083,333 shares of common stock reserved for issuance. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. During the three months ended September 30, 2016, the Company granted 102,101 options and awards to consultants under the 2016 Plan. At September 30, 2016, 981,232 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan will expire in May 2026.

On October 4, 2016, the Compensation Committee of the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for such new employee to begin employment with the Company. Since its adoption, the Inducement Plan has had 350,000 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. Under the Inducement Plan, in October 2016, the Company granted 173,322 Restricted Share Units ("RSUs") and $0.8 million of value Performance Restricted Share Units ("PRSUs") with the grant date fair value of $0.8 million and $0.7 million, respectively. The PRSUs will vest in a dollar amount representing between 0% to 250% of the target value upon the earlier of September 14, 2019 or a change in control of he Company. The actual payout amount will be based on the Company’s market capitalization on the vesting date and the fair-market value of the Company’s common stock on such vesting date and will be paid in shares of the Company's common stock.
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
Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations. During the three and nine months ended September 30, 2016 the Company recognized net income from discontinued operations, and, as a result, recorded income tax expense of $8.7 million and $9.8 million, respectively, which is included in net income (loss) from discontinued operations in the condensed consolidated statement of operations. Accordingly, the Company recognized a related income tax benefit of $5.0 million and $5.0 million from continuing operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2016, respectively. As a result of these intraperiod allocation rules, the Company expects to record an additional tax benefit to continuing operations in the fourth quarter of 2016.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits decreased by $0.7 million during the nine months ended September 30, 2016. The decrease in unrecognized tax benefits during the nine months ended September 30, 2016 was primarily related to reversal of reserves related to its French net operating losses and foreign currency fluctuations, partially offset by increases in reserves related to U.S. federal and state research credits. The unrecognized tax benefits at September 30, 2016 and December 31, 2015 were $9.7 million and $10.4 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.2 million.
The income tax benefit from continuing operations consists primarily of income tax benefits related to domestic losses offset by state income taxes. The Company's effective tax rate of 33.2% for the three months ended September 30, 2016 differs from the federal statutory rate of 35% primarily due to permanent differences between domestic tax and financial reporting losses and offset and state income taxes.
The Company is not currently under examination by the Internal Revenue Service, or by any foreign, state or local tax authorities.

12. Related Party Transactions
For the nine months ended September 30, 2016 and 2015, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of September 30, 2016, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.
In July 2016, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its contractual rights to seek an immediate repayment of such amount. Pursuant to this forbearance agreement, the Company repaid this amount in September 2016.
13. Restructuring
In connection with the Globus Transaction (described in Note 4), the Company terminated employment agreements with several executive officers and managers including the chief executive officer and the chief financial officer, and recorded restructuring expenses of $1.5 million, which is included in the total restructuring expense of $1.6 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, related to the severance liability and post-employment benefits.
On October 5, 2016, the Company reduced its U.S. workforce by approximately 20%, or approximately 35 employees, primarily in California. As a result of this workforce reduction, the Company estimates that it will incur restructuring charges, primarily in the fourth quarter of 2016, of approximately $0.4 million, in connection with one-time employee termination costs, including severance and other benefits.
On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $0.4 million and $0.4 million during the three and nine months ended September 30, 2015, respectively, related to these restructuring activities.
Certain restructuring costs are based upon estimates. Actual amounts paid may ultimately be different from these estimates. If additional costs are incurred, such additional costs will be recognized when incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2016. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. Our Annual Report on Form 10-K for the year ended December 31, 2015, incorporated herein by reference, is presented without retrospectively reflecting the International Business as a discontinued operation and without giving effect to the reverse stock split of common stock. Unless otherwise stated, all shares and price per share numbers set forth in this Form 10-Q for periods prior to August 24, 2016 are presented after giving effect to the reverse stock split.
Overview
We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to enhanced product features and benefits that are designed to simplify surgical procedures and improve patient outcomes.
Recent Developments
On September 1, 2016, we completed the sale of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of our other sales operations in the United Kingdom and Italy, or collectively the International Business, to an affiliate of Globus Medical, Inc., or Globus, or the Globus Transaction. Following the closing of the Globus Transaction, we now operate in the U.S. market only and are prohibited from marketing and selling our products in foreign markets pursuant to the terms and conditions, and for the time periods, set forth in the definitive documents related to the Globus Transaction.
At the closing of the Globus Transaction on September 1, 2016, Globus paid us $80 million in cash, subject to a working capital adjustment. On September 1, 2016, we used approximately $69 million of the consideration received to (i) repay in full all amounts outstanding and due under our facility agreement, or the Deerfield Facility Agreement, with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P., or collectively Deerfield, and (ii) repay certain of our outstanding indebtedness under our amended and restated credit facility with MidCap Financial, LLC, or MidCap, as amended, or the Amended Credit Facility, in each case, including debt-related costs. Also on September 1, 2016, we entered into the credit, security and guaranty agreement with Globus, or the Globus Facility Agreement, pursuant to which Globus has agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.
On August 24, 2016, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the state of Delaware to effectuate a 1-for-12 reverse stock split of our issued and outstanding common stock. The below discussion gives retrospective effect of the reverse stock split for all periods presented.
On September 12, 2016, James M. Corbett departed from his position as our President and Chief Executive Officer. In connection with Mr. Corbett’s departure, effective as of September 15, 2016 Leslie H. Cross was appointed as our interim Chief Executive Officer, while retaining his title as Chairman of the Board, and Michael C. Plunkett was promoted from Chief Operating Officer to President and Chief Operating Officer. On October 5, 2016, Michael O’Neill departed from his position as our Chief Financial Officer and Treasurer. In connection with Mr. O’Neill’s departure, effective as of October 5, 2016, Dennis T. Nelson, our Vice President, Finance and Corporate Controller, will serve as our interim principal financial and accounting officer for filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, while we execute a search for a Chief Financial Officer.
Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses. As a result of the Globus Transaction, as of September 1, 2016, we only sell our products in the U.S. market.
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
Research and development expense. Research and development expense consists of costs associated with the design, development, testing, and enhancement of our products. Research and development expense also includes salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers in both cash and equity, and costs associated with surgeon consultants.
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
Restructuring expense. Restructuring expense consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and severance costs incurred following the sale of our International Business, the termination of our manufacturing operations in California, and the reorganization of the Scient’x operations in France.
Total other income (expense). Total other income (expense) includes interest income, interest expense, changes in the fair value of the warrant liabilities, gains and losses from foreign currency exchanges, and other non-operating gains and losses.
Income tax provision. Income tax benefit from continuing operations consists primarily of income tax benefits related to domestic losses partially offset by state income taxes.
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
Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the nine months ended September 30, 2016 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Results of Operations
The table below sets forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$26,711	$31,687	$93,158	$99,597
Cost of revenues	10,849	10,029	31,651	35,174
Gross profit	15,862	21,658	61,507	64,423
Operating expenses:
Research and development	1,087	1,850	6,799	9,538
In-process research and development	—	274	—	274
Sales and marketing	11,764	12,774	39,498	37,864
General and administrative	4,136	6,541	19,760	21,579
Amortization of acquired intangible assets	83	280	249	896
Goodwill and intangible impairment	1,736	164,263	1,736	164,263
Restructuring expense	1,605	351	1,778	351
Total operating expenses	20,411	186,333	69,820	234,765
Operating loss	(4,549)	(164,675)	(8,313)	(170,342)
Other income (expense):
Interest expense, net	(1,123)	(965)	(3,118)	(3,009)
Loss on debt extinguishment	(9,478)	—	(9,478)	—
Other income (expense), net	90	6,159	(273)	7,233
Total other income (expense)	(10,511)	5,194	(12,869)	4,224
Pretax net loss	(15,060)	(159,481)	(21,182)	(166,118)
Income tax provision	(4,997)	(2,483)	(4,962)	(1,328)
Net loss from continuing operations	(10,063)	(156,998)	(16,220)	(164,790)
Net loss from discontinued operations	(3,658)	(3,267)	(9,351)	(3,983)
Net loss	$(13,721)	$(160,265)	$(25,571)	$(168,773)

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenues. Revenues were $26.7 million for the three months ended September 30, 2016 compared to $31.7 million for the three months ended September 30, 2015, representing a decrease of $5.0 million, or 15.7%. The decrease was a combination of a decline in the sales to former subsidiaries that are classified in continuing operations ($2.8 million), and a decrease in U.S. revenues ($2.2 million).
U.S. Revenues were $25.2 million for the three months ended September 30, 2016 compared to $27.4 million for the three months ended September 30, 2015, representing a decrease of $2.2 million or 8.0%. The sale of implants and instruments to U.S hospitals declined by $1.0 million due to to pricing erosion in the mid-single digits, consistent with trends experienced over the past several years, partially offset by an increase in unit volume. Sales to stocking distributors declined from the prior year in the amount of $1.2 million.
Cost of revenues. Cost of revenues was $10.8 million for the three months ended September 30, 2016 compared to $10.0 million for the three months ended September 30, 2015, representing an increase of $0.8 million, or 8.2%. The increase was the result of an increase in product costs due primarily to negative costs variances related to overhead absorption as a result of reduced sourcing volume ($1.2 million), an increase in inventory reserves due to excess inventory quantities and product life cycle management activities ($1.3 million) and increased royalties ($0.2 million), offset by the absence of one-time expenses incurred in 2015 for the supply chain transition ($0.6 million) and a reduction in the cost of sales to former subsidiaries that are classified in continuing operations ($1.3 million).
Gross profit. Gross profit was $15.9 million for the three months ended September 30, 2016 compared to $21.7 million for the three months ended September 30, 2015, representing a decrease of $5.8 million, or 26.8%. The decrease is a combination of a decline in gross profit on sales to former subsidiaries that are classified in continuing operations ($1.5 million) and the effect of lower U.S. revenues combined with an increase in those cost of revenues ($4.3 million).
Gross margin. Gross margin was 59.4% for the three months ended September 30, 2016 compared to 68.3% for the three months ended September 30, 2015. The decrease of 8.9 percentage points was a combination of a decline in U.S. gross profit (10.8 percentage points), partially offset by the mix effect of the sales to former subsidiaries that are classified in continuing operations (1.9 percentage points).
Gross Margin for the U.S. was 60.4% for the three months ended September 30, 2016 compared to 71.2% for the three months ended September 30, 2015. The decrease of 10.8 percentage points was the result of an increase in product costs due primarily to negative costs variances related to overhead absorption as a result of reduced sourcing volume (4.8 percentage points), a reduction in pricing related to revenues (1.0 percentage points), an increase in inventory reserves (5.9 percentage points), and an increase in royalty expenses (1.1 percentage points), offset by the absence of one-time expenses incurred in 2015 related to the supply chain transition (2.0 percentage points).
Research and development expense. Research and development expense was $1.1 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015, representing a decrease of $0.8 million, or 41.2%. The decrease was related to a decrease in stock compensation expense related to a consulting agreement ($0.5 million) and a reduction of development activities ($0.4 million).
In-process research and development expense. We incurred no in-process research and development expense during the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015, representing a decrease of $0.3 million. The $0.3 million expense in the three months ended September 30, 2015 relates to payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing expense. Sales and marketing expense was $11.8 million for the three months ended September 30, 2016 compared to $12.8 million for the three months ended September 30, 2015, representing a decrease of $1.0 million, or 7.9%. The decrease was the result of a reduction in personnel and related expenses ($1.3 million) and a reduction in general sales and marketing expenses ($0.3 million), partially offset by higher commission expense ($0.4 million).
General and administrative expense. General and administrative expense was $4.1 million for the three months ended September 30, 2016 compared to $6.5 million for the three months ended September 30, 2015, representing a decrease of $2.4 million, or 36.8%. The decrease was due to a year to date reclassification of transaction costs against discontinued operations ($1.2 million), a reduction in personnel costs ($0.7 million) and a reduction in professional services ($0.9 million) offset by an increase in taxes related to a refund accrued in the prior year ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.1 million for the three months ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions and has decreased as a result of impairment of these assets in 2015.
Goodwill and intangible impairment. Goodwill and intangible assets impairment was $1.7 million for the three months ended September 30, 2016 compared to $164.3 million for the three months ended September 30, 2015, representing a decrease of $162.5 million. The 2016 impairment charge relates to intangible assets that we found to be impaired as a result of the Globus Transaction. The 2015 impairment charge relates to the write-off of all of our goodwill balances.
Restructuring expense. Restructuring expense was $1.6 million for the three months ended September 30, 2016 compared to a credit of $0.1 million for the three months ended September 30, 2015. Due to the closing of the Globus Transaction, which eliminated substantially all of our international operations we began a corporate downsizing initiative to rationalize our cost structure in line with our reduced operations. The restructuring costs for the three months ended September 30, 2016 consist primarily of severance charges related to headcount reductions.
Interest expense, net. Interest expense, net, was $1.1 million for the three months ended September 30, 2016 and $1.0 million for the three months ended September 30, 2015 representing an increase of $0.2 million, or 16.4%. This increase is primarily related to greater costs in connection with various amendments to our credit facilities with MidCap and Deerfield.
Loss on extinguishment of debt. Loss on extinguishment of debt was $9.5 million for the three months ended September 30, 2016 and zero for the three months ended September 30, 2015. The loss on extinguishment of debt in 2016 is due to prepayment premium of $5.6 million and the write-off of unamortized debt costs of $3.9 million related to extinguishment of the Deerfield facility.
Other income (expense), net. Other income (expense), net was net income of $0.1 million for the three months ended September 30, 2016 compared to net income of $6.2 million for the three months ended September 30, 2015, representing a decrease in income of $6.1 million. The decrease in income was primarily the result of the decrease in warrant valuation ($6.3 million) which was related to the decrease in the value of our common stock that occurred in July 2015.

Income tax provision. Income tax provision was a benefit of $5.0 million for the three months ended September 30, 2016 compared to a benefit of $2.5 million for the three months ended September 30, 2015. The 2016 income tax benefit from continuing operations consists of domestic losses partially offset by state income taxes. The 2015 income tax benefit from continuing operations consists primarily of the reversal of deferred tax liabilities associated with tax deductible goodwill, partially offset by state income taxes. We are required allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations.
Discontinued operations. On July 25, 2016, we entered into the Purchase Agreement with Globus whereby we agreed to sell all of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of our other sales operations in the United Kingdom and Italy, and on September 1, 2016, we completed the sale to Globus. As a result of our strategic decision to sell the International Business and focus on U.S market, our condensed consolidated statements of operations and the condensed consolidated balance sheets reflect the financial results from the International Business as discontinued operations for all periods presented.
For the three months ended September 30, 2016, activity presented under discontinued operations in the condensed consolidated statements of operations represents our commercial operations the prior to the sale of the International Business in September 2016 including certain intercompany sales transactions as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. Certain operating expenses were also allocated to the business activities associated with the discontinued operations as well as interest expense related to our debt that we repaid using the proceeds from the sale of the International Business.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Revenues. Revenues were $93.2 million for the nine months ended September 30, 2016 compared to $99.6 million for the nine months ended September 30, 2015, representing a decrease of $6.4 million, or 6.5%. The decrease was the result of a decline in the sales amounts to former subsidiaries ($3.8 million) that are classified in continuing operations, and a decrease in U.S. revenues ($2.6 million).
U.S. Revenues were $82.4 million for the three months ended September 30, 2016 compared to $85.1 million for the three months ended September 30, 2015, representing a decrease of $2.6 million or 3.1%. The sale of implants and instruments to U.S. hospitals increased by $1.6 million due to an increase in unit volume, offset by pricing erosion in the mid-single digits, consistent with trends experienced over the past several years. The sales to stocking distributors declined from the prior year in the amount of $4.2 million.
Cost of revenues. Cost of revenues was $31.7 million for the nine months ended September 30, 2016 compared to $35.2 million for the nine months ended September 30, 2015, representing a decrease of $3.5 million, or 10.0%. The decrease was the result of an increase in product costs due primarily to negative costs variances related to overhead absorption as a result of reduced sourcing volume ($0.8 million) and an increase in inventory reserves and adjustments due to excess inventory quantities and product life cycle management activities ($2.2 million), offset by the absence of one-time expenses incurred in 2015 for product discontinuation, equipment disposal gains recognized on the sale of various manufacturing equipment, offset by increased equipment depreciation and supply chain transition costs ($3.5 million), a reduction in depreciation and amortization expenses ($0.5 million) and a reduction in the cost of sales to former subsidiaries that are classified in continuing operations ($2.5 million).
Gross profit. Gross profit was $61.5 million for the nine months ended September 30, 2016 compared to $64.4 million for the nine months ended September 30, 2015, representing a decrease of $2.9 million, or 4.5%. The decrease was a combination of a decline in gross profit on sales to former subsidiaries that are classified in continuing operations ($1.3 million), and the effect of lower U.S. revenues combined with an increase in those cost of revenues ($1.6 million).
Gross margin. Gross margin was 66.0% for the nine months ended September 30, 2016 compared to 64.7% for the nine months ended September 30, 2015. The increase of 1.3 percentage points was due to a combination of an increase in U.S. gross profit (0.1 percentage points) and the mix effect of the sales to former subsidiaries that are classified in continuing operations (1.2 percentage points).
Gross Margin for the U.S. was 68.4% for the three months ended September 30, 2016 compared to 68.3% for the three months ended September 30, 2015. The increase of 0.1 percentage points was the result of the absence of one-time expenses incurred in 2015 related to product discontinuation, equipment disposal gains recognized on the sale of various manufacturing equipment, offset by increased equipment depreciation and supply chain transition costs (4.1 percentage points) and a reduction in amortization expense (0.4 percentage points), offset by an increase in inventory reserves and adjustments (2.9 percentage points), an increase in product costs primarily due to negative costs variances related to overhead absorption as a result of reduced sourcing volume (0.9 percentage points) and a reduction in pricing related to revenues (0.6 percentage points).

Research and development expense. Research and development expense was $6.8 million for the nine months ended September 30, 2016 compared to $9.5 million for the nine months ended September 30, 2015, representing a decrease of $2.7 million, or 28.7%. The decrease was related to a reduction in personnel costs ($1.3 million) and a reduction of development activities ($1.4 million).
In-process research and development expense. We incurred no in-process research and development expense during the three months ended September 30, 2016 compared to $0.3 million for the nine months ended September 30, 2015, representing a decrease of $0.3 million. The $0.3 million expense in the nine months ended September 30, 2015 relates to payments on asset purchase agreements for which the underlying product was not technologically feasible at the time the asset was acquired.
Sales and marketing expense. Sales and marketing expense was $39.5 million for the nine months ended September 30, 2016 compared to $37.9 million for the nine months ended September 30, 2015, representing an increase of $1.6 million, or 4.3%. The increase was the result of greater commission expense ($3.5 million), offset by the elimination of the medical device excise tax ($0.9 million) and a reduction in general sales and marketing expenses ($1.0 million).
General and administrative expense. General and administrative expense was $19.8 million for the nine months ended September 30, 2016 compared to $21.6 million for the nine months ended September 30, 2015, representing a decrease of $1.8 million, or 8.4%. The decrease was primarily due to a reduction in personnel costs, including stock compensation ($2.2 million), offset by an increase in taxes related to a refund accrued in the prior year ($0.4 million).
Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the nine months ended September 30, 2016 compared to $0.9 million for the nine months ended September 30, 2015. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions and has decreased as a result of impairment of these assets in 2015.
Goodwill and intangible impairment. Goodwill and intangible assets impairment was $1.7 million for the nine months ended September 30, 2016 compared to $164.3 million for the nine months ended September 30, 2015. The 2016 impairment charge relates to intangible assets that we found to be impaired as a result of the Globus Transaction. The 2015 impairment charge relates to the write-off of all of our goodwill balances.
Restructuring expense. Restructuring expense was $1.8 million for the nine months ended September 30, 2016 compared to a credit of $0.4 million for the nine months ended September 30, 2015. Due to the closing of the Globus Transaction, which eliminated substantially all of our international operations we began a corporate downsizing initiative to rationalize our cost structure in line with our reduced operations. The restructuring costs for the nine months ended September 30, 2016 consist primarily of severance charges related to headcount reductions ($1.5 million). In July 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. As of September 30, 2016, the manufacturing restructuring is substantially complete and we recorded expenses of approximately $0.2 million in the nine months ended September 30, 2016 and $0.4 million in the nine months ended September 30, 2015.
Interest expense, net. Interest expense, net was $3.1 million for the nine months ended September 30, 2016 and $3.0 million for the nine months ended September 30, 2015 representing an increase of $0.1 million, or 3.6%. This increase is primarily related to greater costs in connection with various amendments to our credit facilities with MidCap and Deerfield.
Loss on extinguishment of debt. Loss on extinguishment of debt was $9.5 million for the nine months ended September 30, 2016 and zero for the nine months ended September 30, 2015. The loss on extinguishment of debt in 2016 is due to prepayment premium of $5.6 million and the write-off of unamortized debt costs of $3.9 million related to extinguishment of the Deerfield facility.
Other income (expense), net. Other income (expense), net was an expense of $0.3 million for the nine months ended September 30, 2016 compared to income of $7.2 million for the nine months ended September 30, 2015, representing an increase of $7.5 million. The increase in expense is primarily the result of the decrease in warrant valuation ($8.0 million) which was related to the decrease in the value of our common stock that occurred in July 2015, partially offset by unfavorable foreign currency exchange results ($0.4 million).
Income tax provision. Income tax provision was a benefit of $5.0 million for the nine months ended September 30, 2016 compared to a benefit of $1.3 million for the nine months ended September 30, 2015. The 2016 income tax benefit from continuing operations consists of the income tax benefit related to domestic losses partially offset by state income taxes. The 2015 income tax benefit from continuing operations consists primarily of the reversal of deferred tax liabilities associated with tax deductible goodwill, partially offset by state income taxes. We are required allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations.
Discontinued operations. During the second quarter of 2016, we reached a decision to sell our international business. On July 25, 2016, we entered into the Purchase Agreement with Globus whereby we agreed to sell our all of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of our other sales operations in the United Kingdom and Italy, and on September 1, 2016, we completed the sale to Globus. As a result of our strategic decision to sell the international business and focus on U.S. market, our condensed consolidated statements of operations and the condensed consolidated balance sheets reflect the financial results from the international business as discontinued operations for all periods presented.
For the nine months ended September 30, 2016, activity presented under discontinued operations in the condensed consolidated statements of operations represents our commercial operations prior to the sale of the international business in September 2016 including certain intercompany sales transactions as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. Certain operating expenses were also allocated to the business activities associated with the discontinued operations as well as interest expense related to our debt that we repaid using the proceeds from the sale of the international business.
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
Adjusted EBITDA represents net income (loss) from continuing operations excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and other non-recurring income or expense items, such as asset impairments, litigation expenses and restructuring and other expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is net income (loss) from continuing operations. Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or net income (loss) from continuing operations as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet our cash needs.
The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, net loss from continuing operations, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss from continuing operations	$(10,063)	$(156,998)	$(16,220)	$(164,790)
Stock-based compensation	484	(78)	846	2,440
Depreciation	1,623	2,873	5,652	7,492
Amortization of intangible assets	223	188	666	1,745
Amortization of acquired intangible assets	83	280	249	896
In-process research and development	—	274	—	274
Stock price guarantee	(496)	—	664	—
Interest expense, net	1,123	965	3,118	3,009
Loss on debt extinguishment	9,478	—	9,478	—
Income tax provision	(4,997)	(2,483)	(4,962)	(1,328)
Other (income) expense, net	(90)	(6,159)	273	(7,233)
Goodwill and intangible assets impairment	1,736	164,263	1,736	164,263
Restructuring and other expenses	1,605	351	1,778	351
Adjusted EBITDA	$709	$3,476	$3,278	$7,119

Liquidity and Capital Resources
We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. At September 30, 2016, our principal sources of liquidity consisted of cash of $25.6 million and accounts receivable, net of $16.5 million. Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan and introduction of new products.
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
These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan and introduction of new products.
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
On July 25, 2016, we entered into the Purchase and Sale Agreement, with Globus, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Globus agreed to acquire our International Business. Upon the closing, of the Globus Transaction on September 1, 2016, or the Closing, Globus paid us $80 million in cash, subject to a working capital adjustment, or the Closing Payment. Following the Closing, we have used approximately $69 million of the Closing Payment to (i) repay in full all amounts outstanding and due under our credit facility with Deerfield and (ii) repay certain of our outstanding indebtedness under our Amended Credit Facility with MidCap, in each case, including debt-related costs. At the Closing, we also entered into the Globus Facility Agreement pursuant to which Globus agreed to loan us up to $30 million, of which $25 million was drawn at the Closing, subject to the terms and conditions set forth in the Globus Facility Agreement.
On July 6, 2015, we announced a restructuring of our manufacturing operations in California in an effort to improve our cost structure. The restructuring included a reduction in workforce and closing our California manufacturing facility. As of September 30, 2016, this restructuring was substantially completed. Following the Globus Transaction, the Company reduced its U.S. workforce by approximately 20% or approximately 35 employees, including our chief executive officer and chief financial officer. As a result of this workforce reduction, the Company estimates that it will incur restructuring charges, primarily in the fourth quarter of 2016, of approximately $0.4 million, in connection with one-time employee termination costs, including severance and other benefits.
A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2016.
Amended Credit Facility and Other Debt
On August 30, 2013, we entered into the Amended Credit Facility, which amended and restated the prior credit facility that we had with MidCap. On September 1, 2016, we entered into a Fifth Amendment to the MidCap Amended Facility Agreement, or the MidCap Fifth Amendment, that: (a) permitted (i) the Globus Transaction, (ii) the release of Alphatec International LLC and Alphatec Pacific, Inc. as credit parties, (iii) the payment in full of all obligations to Deerfield under the Facility Agreement between us and Deerfield, dated as of March 17, 2014, as amended to date, or the Deerfield Facility Agreement, and (iv) the incurrence of debt under the Globus Facility Agreement and the granting of liens in favor of Globus, (b) reduced the revolving credit commitment to $22.5 million and the term loan commitment to $5 million, (c) revised the existing financial covenant package, and (d) extended the commitment expiry date from December 31, 2016 to December 31, 2019. In connection with the prepayment of the term loan under the Amended Credit Facility, we incurred a prepayment fee of $0.6 million payable to MidCap.
The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2016, the revolving line of credit carried an interest rate of 6.5% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.1 million through the end of 2016, $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.
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
On March 11, 2016, we entered into a Third Amendment and Waiver to the Amended Credit Facility with MidCap, or the Third Amendment to the Amended Credit Facility. The Third Amendment to the Amended Credit Facility extends the maturity date of the Amended Credit Facility from August 30, 2016 to December 31, 2016 and contains an amendment fee in the amount of $0.5 million, which is due and payable at the earlier of the termination of the Amended Credit Facility or the maturity date. The Third Amendment to the Amended Credit Facility also contains a waiver of the December 2015 defaults under the Facility Agreement, provides a waiver for the fixed charge coverage ratio for January 2016 and eliminates the fixed charge coverage ratio covenant for February 2016. At September 30, 2016, $2.1 million remains as unamortized debt discount related to the Amended Credit Facility and the prior credit facility with MidCap within the unaudited consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.
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
On March 17, 2014, we entered into the Deerfield Facility Agreement, pursuant to which Deerfield agreed to loan us up to $50 million, subject to the terms and conditions set forth in the Deerfield Facility Agreement. Under the terms of the Deerfield Facility Agreement, we had the option, but were not required, upon certain conditions to draw the entire amount available under the Deerfield Facility Agreement, at any time until January 30, 2015, provided that the initial draw be used for a portion of the payments made in connection with the Orthotec settlement described above, or the Litigation Satisfaction. Following such initial draw down, we had the opportunity to draw down additional amounts under the Deerfield Facility Agreement up to an aggregate of $15.0 million for working capital or general corporate purposes. We agreed to pay Deerfield, upon each disbursement of funds under the Deerfield Facility Agreement, a transaction fee equal to 2.5% of the principal amount of the funds disbursed in addition to the issuance of additional warrants to purchase up to 833,333 shares of our common stock to Deerfield. In March 2014, we drew $26 million under the Deerfield Facility Agreement and received net proceeds of $25.4 million to fund a portion of the Orthotec settlement payment obligations. In November 2014, we drew an additional $6 million under the Deerfield Facility Agreement and received net proceeds of $5.9 million to fund additional Orthotec settlement payment obligations. The $0.7 million in transaction fees were recorded as a debt discount and were being amortized over the term of the draw. In connection with this borrowing, we issued Draw Warrants to purchase 433,333 shares of common stock, which were valued at $5.6 million and recorded as a debt discount and were being amortized over the term of the draw.
In connection with the execution of the Deerfield Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 520,833 shares of our common stock, or the Initial Warrants. Additionally, we agreed that upon each disbursement under the Deerfield Facility Agreement we would issue to Deerfield warrants to purchase up to 833,333 shares of our common stock, in proportion to the amount of draw compared to the total $50 million facility, or the Draw Warrants.
As of September 30, 2016, Orthotec settlement payments of $26.3 million have been made. Additionally, an Orthotec settlement payment of $1.1 million was made on October 1, 2016. As of November 8, 2016, there remains aggregate of $18.8 million of Orthotec settlement payments to be paid by us.
On February 5, 2016, we entered into a Limited Waiver and Second Amendment to the Facility Agreement, or the Facility Agreement Second Amendment. The Facility Agreement Second Amendment increased the interest rate under the

Facility Agreement from 8.75% per annum to 14.75% per annum. In addition, under the Facility Agreement Second Amendment we had an option to elect to have (i) until August 30, 2016, six percent (6%), and (ii) thereafter, three percent (3%), in each case, of the interest on the outstanding principal amount under the Facility Agreement paid in kind, which would be added to the outstanding principal amount under the Facility Agreement and bear interest at the interest rate of 14.75% per annum, hereinafter referred to as the PIK Interest. All accrued and unpaid PIK Interest was due and payable when the outstanding amounts under the Facility Agreement were due and payable thereunder or were fully repaid, whichever would occur first. The Facility Agreement Second Amendment also contained an amendment fee in the amount of $0.6 million, which was due and payable in installments of $0.2 million in March 2017, March 2018 and March 2019 on the third, fourth and fifth anniversaries of the Facility Agreement; provided, that all unpaid amendment fees shall be due and payable when the outstanding amounts under the Facility Agreement were due and payable or were fully repaid, whichever occurs first. The Facility Agreement Second Amendment also changed the prior date of March 31, 2017 to March 31, 2018, as the date through which we were obligated to pay interest in the event we prepay amounts outstanding under the Facility Agreement prior to such date. The Facility Agreement Second Amendment also contained the waivers of the defaults under the Facility Agreement for the fixed charge coverage ratio through March 2016, but not for the default under the senior leverage ratio or total leverage ratio financial covenants.
In September 2016, in connection with the Globus Transaction, Deerfield exercised its right to convert all outstanding Initial Warrants and Draw Warrants into shares of our common stock based on the Black-Scholes value of the warrants. The outstanding warrants were converted into 268,614 shares of our common stock. Prior to the conversion, the outstanding warrants were periodically revalued to their fair value resulting in a credit of $0.1 million and an expense of $0.4 million for the three and nine months ended September 30, 2016, respectively, included in other income/expense. The change in the fair value of the warrants of $0.4 million for the nine months ended September 30, 2016 is included in other non-cash items in the condensed consolidated statements of cash flows.
On September 1, 2016, we repaid in full all amounts outstanding and due under the Deerfield Facility Agreement and terminated the Deerfield Facility Agreement. Pursuant to the Globus Facility Agreement and the MidCap Fifth Amendment, we made a final payment of $33.5 million to Deerfield, consisting of outstanding principal and accrued interest of $27.9 million, a prepayment premium of $5.6 million and other related fees and expenses and wrote-off $3.9 million of unamortized expenses resulting in a loss on debt extinguishment of $9.5 million, which is included other income (expense) for three and nine months ended September 30, 2016. The interest expense historically incurred in connection with the Deerfield Facility of $2.2 million and $7.2 million for three and nine months ended September 30, 2016 and $2.1 million and $6.5 million for three and nine months ended September 30, 2015 is included in the loss from discontinued operations.
On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement. The remaining amount may be advanced in up to two additional draws, each in an aggregate amount of no less than $2 million, as requested by us at any time prior to December 31, 2017. As of September 30, 2016, the outstanding balance under the Globus Facility Agreement was $25.0 million, which becomes due and payable in quarterly payments of $0.8 million starting November 2018 and the final payment due on September 30, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.
As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.
We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of September 30, 2016, the balance of these capital leases, net of interest totaled $0.7 million.
Operating Activities
We used net cash of $0.1 million from operating activities for the nine months ended September 30, 2016. During this period, net cash provided by operating activities primarily consisted of a net loss of $25.6 million and working capital and other assets used cash of $5.3 million, which were offset by $20.2 million of non-cash costs including amortization, depreciation, gain on sale of business, loss on extinguishment of debt, deferred income taxes, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issuance costs. Working capital and other assets provided of $5.3 million primarily consisted of decreases in accounts receivable of $10.7 million, restricted cash of $2.4 million, prepaid expenses and other current assets of $2.0 million, partially offset by an increase in inventories of $4.7 million and a decrease in accounts payable of $5.2 million and accrued expenses of $0.5 million. The decrease in accounts receivable is primarily due to the sale of the International Business to Globus. The decrease in accounts payable is primarily due to use of the cash proceeds from the Globus Transaction to pay down payables.

Investing Activities
We provided cash of $63.9 million in investing activities for the nine months ended September 30, 2016, primarily due to the $69.9 million of net proceeds we received from the sale of our International Business. We also used $7.3 million of cash for the purchase of surgical instruments.
Financing Activities
Financing activities used net cash of $47.9 million for the nine months ended September 30, 2016. Under the MidCap Amended Credit Facility, we borrowed an aggregate of $94.2 million and made principal payments totaling $110.8 million during the nine months ended September 30, 2016. We made principal payments on notes payable and capital leases totaling $54.4 million in the nine months ended September 30, 2016 for the payoff of the Deerfield Facility and substantially all of the term debt with Midcap. We received proceeds from notes payable of $25 million from the Globus Facility Agreement.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual obligations and commercial commitments
Total contractual obligations and commercial commitments as of September 30, 2016 are summarized in the following table (in thousands):

	Payment Due by Year
		2016
	Total	(3 months)	2017	2018	2019	2020	Thereafter
Amended Credit Facility with MidCap	17,733	$150	$2,400	$2,379	$12,804	$—	$—
Facility Agreement with Globus	25,000	—	—	1,667	3,333	3,334	16,666
Interest expense	16,628	909	3,662	3,668	4,128	2,722	1,539
Notes payable for software licenses	60	60	—	—	—	—	—
Note payable for insurance premiums	1,250	414	836	—	—	—	—
Capital lease obligations	710	205	437	68	—	—	—
Operating lease obligations	7,442	666	1,590	1,455	1,420	1,462	849
Litigation settlement obligations	31,533	1,100	4,400	4,400	4,400	4,400	12,833
Guaranteed minimum royalty obligations	8,356	500	2,065	1,818	1,068	818	2,087
Stock price guarantee (1)	4,650	—	1,543	1,553	1,554	—	—
New product development milestones (2)	650	250	—	200	200	—	—
Total	$114,012	$4,254	$16,933	$17,208	$28,907	$12,736	$33,974
__________________________

(1)
Based on our closing stock price as of September 30, 2016 of $9.40 per share. The actual amount of cash settlement will vary depending on the price of our common stock at the respective settlement dates.

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
In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We are currently evaluating the new guidance and have not determined the impact this standards update may have on our financial statements.
Forward Looking Statements
This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, cost savings, capital requirements, uses and sources of cash and liquidity;

•	our ability to meet the financial covenants under our credit facilities;

•	our ability to ensure that we have effective disclosure controls and procedures;

•
our not realizing the full economic benefit from the Globus Transaction, including as a result of indemnification claims under the definitive agreement and the retention by us of certain liabilities associated with the international business, and our ability to meet our obligations under the Globus supply agreement;

•	our ability to meet, and potential liability from not meeting, the payment obligations under the Orthotec settlement agreement;

•	our ability to regain and maintain compliance with the quality requirements of the FDA and similar regulatory authorities outside of the U.S.;

•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;

•	our ability to successfully achieve and maintain regulatory clearance or approval for our products in applicable jurisdictions and in a timely manner;

•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;

•	our estimates of market sizes and anticipated uses of our products;

•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;

•	our ability to achieve profitability, and the potential need to raise additional funding;

•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;

•	our ability to protect our intellectual property, and to not infringe upon the intellectual property of third parties;

•	our ability to meet or exceed the industry standard in clinical and legal compliance and corporate governance programs;

•	potential liability resulting from litigation;

•	potential liability resulting from a governmental review of our business practices;

•	our beliefs about the usefulness of the non-GAAP financial measures included in this Quarterly Report on Form 10-Q;

•	our beliefs with respect to our critical accounting policies and the reasonableness of our estimates and assumptions; and

•	other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein.
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
Interest Rate Risk
Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2016, our outstanding floating rate indebtedness totaled $42.1 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Globus Facility Agreement, notes payable and capital leases.
Foreign Currency Risk
Our exposure to foreign currency transaction gains and losses is primarily the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen, in which our revenues and profits are denominated prior to the Globus Transaction. We had unfavorable foreign currency exchange results realized in 2015 due to having U.S. Dollar denominated assets and liabilities on foreign subsidiaries books. We do not currently engage in hedging or similar transactions to reduce these risks. Fluctuations in currency exchange rates could impact our results of operations, financial position and cash flows.
Commodity Price Risk
We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the nine months ended September 30, 2016.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our interim Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our interim Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, we reported a material weakness in our internal control over financial reporting in which we failed to design effective controls over the release of inventory cost through cost of goods sold at our significant wholly owned subsidiary. To address the material weakness described above, during the first quarter of 2016, we designed and implemented new and enhanced compensating controls at the consolidated level to ensure that the calculation of inventory cost release is accurate and that the appropriate level of review is performed. During the third quarter of 2016, as part of our transaction to sell our International Business to Globus, we sold the subsidiary where the respective material weakness previously existed.
Except for the changes disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The sale of our international distribution operations and agreements will reduce our revenue, and we may not be successful in executing on our business strategy to solely focus on the U.S. marketplace.
During the six months ended June 30, 2016, our international revenue represented approximately 35% of our total revenue. Following the Closing of the Globus Transaction, our revenues will be materially reduced as we will no longer be generating the same level of revenue from the operations and assets sold in the transaction. There can be no assurance that the proceeds from the Globus Transaction will be sufficient for us to grow our U.S. business. In addition, our future growth will depend on our ability to successfully implement our strategy to focus solely on the U.S. marketplace. If we are unable to successfully execute on this business strategy or otherwise compete effectively within the U.S. marketplace, our business, financial condition, results of operations and growth prospects would be materially and adversely affected.
We are dependent on our senior management team and the loss of any of them could harm our business.
Our continued success depends in part upon the continued availability and contributions of our senior management, sales and marketing team and engineering team and the continued participation of our key surgeon advisors. While we have entered into employment agreements with all members of our senior management team, none of these agreements guarantees the services of the individual for a specified period of time. We would be adversely affected if we fail to adequately prepare for future turnover of our senior management team. In September 2016, James M. Corbett departed from his position as our President and Chief Executive Officer. In connection with Mr. Corbett’s departure, Leslie H. Cross was appointed as our interim Chief Executive Officer, while retaining his title as Chairman of the Board, and Michael C. Plunkett was promoted from Chief Operating Officer to President and Chief Operating Officer. In October 2016, Michael O’Neill departed from his position as our Chief Financial Officer and Treasurer. In connection with Mr. O’Neill’s departure, Dennis T. Nelson, our Vice President, Finance and Corporate Controller, will now serve as our interim principal financial and accounting officer for filings under the Securities Act of 1933 and the Securities Exchange Act of 1934, while we execute a search for a Chief Financial Officer. As a result of these management changes, we may experience disruption or have difficulty in maintaining or developing our business during this transition. Further, any potential search for, and hiring of, a permanent Chief Executive Officer and Chief Financial Officer may also cause disruption or result in difficulty in maintaining or developing our business.
Our announced workforce reduction may cause undesirable consequences and our results of operations may be harmed.
On October 5, 2016, we reduced our workforce by approximately 20%, or approximately 35 employees. This workforce reduction may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these trends may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional reduction activities, that any of our efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future reduction plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new product, growth or revenue opportunities.
We may be unable to comply with the covenants of our credit facilities.
We must comply with certain affirmative and negative covenants, including financial covenants, in our Amended Credit Facility and affirmative and negative covenants under the Globus Facility Agreement. We failed to comply with the fixed charge coverage ratio for January and June 2016, the fixed charge coverage ratio, senior leverage ratio and total leverage ratio covenants for March 2016, and the fixed charge coverage ratio and total leverage ratio covenants for April and May 2016, under our Amended Credit Facility. We also did not meet a minimum requirement for the percentage of our total cash held in U.S. accounts for January, February, March, April, May and June 2016. MidCap and Deerfield, pursuant to the Deerfield Facility Agreement which has been terminated, provided waivers with respect to our non-compliance during such periods. There can be no assurance that at all times in the future we will satisfy all such financial or other covenants of the Amended Credit Facility or the Globus Facility Agreement, or obtain any required waiver or amendment, in which event of default the lenders party to the Amended Credit Facility could refuse to make further extensions of credit to us and MidCap and/or Globus could require all amounts borrowed under the Amended Credit Facility and/or the Globus Facility Agreement, respectively, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing the lenders to accelerate the loan, several events of default under the Amended Credit Facility or Globus Facility Agreement, such as our failure to make required payments of principal and interest and the occurrence of certain bankruptcy or insolvency events, could require us to pay interest at a rate which is up to five percentage points higher than the interest rate effective immediately before the event of default.
An event of default under the Amended Credit Facility or the Globus Facility Agreement could have a material adverse effect on us. Upon an event of default, if the lenders under the Amended Credit Facility or Globus Facility Agreement accelerate the repayment of all amounts borrowed, together with accrued interest and other fees, or if the lenders elect to charge us additional interest, we cannot assure you that we will have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the Amended Credit Facility or the Globus Facility Agreement or obtain alternative financing, which may not be available to us on acceptable terms, if at all.
In addition, if we fail to pay amounts when due under the Amended Credit Facility or the Globus Facility Agreement or upon the occurrence of another event of default, the lenders under the Amended Credit Facility or the Globus Facility Agreement could proceed against the collateral granted to them pursuant to the MidCap Amended Credit Facility and the Globus Facility Agreement. We have granted to the lenders under the Amended Credit Facility a first priority security interest in substantially all of our assets, including all accounts receivable and all securities evidencing our interests in our subsidiaries, as collateral under the Amended Credit Facility. We have granted Globus under the Globus Facility Agreement a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis. If Globus proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.
We may face indemnity and other liability claims pursuant to the Purchase and Sale Agreement.
Under the purchase and sale agreement for the Globus Transaction, we will indemnify Globus against damages arising from, among other things, breaches of our representations, warranties or obligations under the agreement and liabilities not assumed by Globus. The indemnification period generally runs for a period of 18 months from the Closing, with longer survival periods for certain specified representations and warranties. Our indemnification obligations are subject to a deductible in certain cases of $500,000, and our aggregate liability under such indemnification claims is generally limited to $12.0 million, $20.0 million for certain specified representations and warranties, and the full purchase price for breaches of certain specified representations and warranties, breaches of covenants and certain other matters. If Globus makes an indemnification claim, we may incur liability and/or expenses, which could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business.

Our stockholders will not receive any distribution of the proceeds from the sale of our international distribution operations, and may never receive any return of value.
We do not intend to distribute to stockholders any cash proceeds from the Globus Transaction. Instead, we used a portion of the proceeds from the Globus Transaction to repay in full all amounts outstanding and due under our Deerfield Facility Agreement and repay certain of our outstanding indebtedness under our Amended Credit Facility with MidCap, and we intend to use the remainder of the proceeds to fund our future business activities and for general working capital purposes. Any future decision for the use of those funds will be made by our board of directors.
In addition, we have not declared any cash dividends and do not intend to declare or pay any cash dividends in the foreseeable future. Future earnings, if any, will be used to finance the future operation and growth of our business. Stockholders will not receive any liquidity from the Globus Transaction and the only return to them will be based on any future appreciation in our stock price or upon a future sale or liquidation of our company. Much depends on our future business, including the success or failure of our U.S. business. There are no assurances that we will be successful, and current stockholders may never get a return on their investment.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	—	$—	—	—
August 1, 2016 through August 31, 2016	—	$—	—	—
September 1, 2016 through September 30, 2016	—	$—	—	—

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1 *	Credit, Security and Guaranty Agreement, dated September 1, 2016 with Globus Medical, Inc.

10.2 *	Product Manufacture and Supply Agreement, dated September 1, 2016 with Globus Medical Ireland, Ltd.

10.3 *
Consent and Fifth Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated September 1, 2016 with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.4	Amendment to the Employment Agreement, by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., effective as of September 15, 2016.

10.5	Amendment to the Employment Agreement, by and among Michael Plunkett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., effective as of September 15, 2016.

10.6	James M. Corbett Separation of Employment Agreement, effective as of September 15, 2016.

10.7	Michael O'Neill Separation of Employment Agreement, effective as of October 5, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Leslie H. Cross
Leslie H. Cross Chairman of the Board of Directors, Interim Chief Executive Officer (principal executive officer)

By:	/s/ Dennis T. Nelson
Dennis T. Nelson Vice President, Finance and Corporate Controller (principal financial officer and principal accounting officer)
Date: November 9, 2016

Exhibit Index

Exhibit Number	Exhibit Description

10.1 *	Credit, Security and Guaranty Agreement, dated September 1, 2016 with Globus Medical, Inc.

10.2 *	Product Manufacture and Supply Agreement, dated September 1, 2016 with Globus Medical Ireland, Ltd.

10.3 *
Consent and Fifth Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated September 1, 2016 with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto.

10.4	Amendment to the Employment Agreement, by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., effective as of September 15, 2016.

10.5	Amendment to the Employment Agreement, by and among Michael Plunkett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., effective as of September 15, 2016.

10.6	James M. Corbett Separation of Employment Agreement, effective as of September 15, 2016.

10.7	Michael O'Neill Separation of Employment Agreement, effective as of October 5, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.