Form 10-K/A
period 2016-12-31
Alphatec Holdings, Inc.
filed 2017-04-28
CIK 1350653

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016), was approximately $24.7 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 24, 2017 was 9,048,145.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Alphatec Holdings, Inc. (the “Company,” “we,” “our,” “us” or “Alphatec”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Filing”). This Form 10-K/A amends the Original Filing to include the information required by Part III of the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in a Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. The Company is filing this Form 10-K/A because the Company no longer expects to file a definitive proxy statement within 120 days after the end of its 2016 fiscal year. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to update the Exhibit List and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as well as the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, have been omitted.

Except for the foregoing, we have not modified or updated the disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not modify or update the disclosures in the Original Filing to reflect subsequent events, results or developments or facts that have become known to us after the date of the Original Filing. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing, as information in such filing may update or supersede certain information contained in this Form 10-K/A.

In this Form 10-K/A, the terms “we,” “us,” “our,” “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc. and our subsidiaries and their subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc.

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

For the Fiscal Year Ended December 31, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of April 19, 2017, our Board of Directors consisted of seven directors: Mortimer Berkowitz III, Leslie H. Cross, R. Ian Molson, David H. Mowry, Stephen E. O’Neil, Terry M. Rich and Donald A. Williams.

Set forth below are the names of the persons nominated as directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Each director is elected to serve until our next annual meeting of stockholders or the sooner of his or her resignation or the date when his or her successor is duly appointed and qualified. Additionally, set forth below is information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this proxy statement that each person listed below should serve as a director.

Name	Age
Mortimer Berkowitz III, Chairman of the Board of Directors(1)	63
Leslie H. Cross(1)	66
R. Ian Molson(1)(2)(3)	62
David H. Mowry(3)	54
Stephen E. O’Neil(2)	84
Terry M. Rich, Chief Executive Officer and Director(1)	49
Donald A. Williams(3)	58

(1)	Member of the Executive Committee. Mr. Berkowitz is Chairman of the Committee.
(2)	Member of the Nominating, Governance and Compensation Committee. Mr. Molson is Chairman of the Committee.
(3)	Member of the Audit Committee. Mr. Williams is Chairman of the Committee.

Mortimer Berkowitz III has served as Chairman of the Board of Directors of us and Alphatec Spine, Inc., our wholly-owned subsidiary (“Alphatec Spine”), since December 2016, and has been a member of the Board of Directors since March 2005. He served as Chairman of the Board of Directors from April 2007 through July 2011. Since August 2011, Mr. Berkowitz has served as the Chairman of the Executive Committee of the Board of Directors. He is President and Chief Executive Officer of InnovaHealth Partners, LP, a private equity firm he founded in January 2017. Mr. Berkowitz also is a Managing Member of HGP, LLC—the general partner of HealthpointCapital Partners, LP, a private equity firm—and President, a member of the Board of Managers and a Managing Director of HealthpointCapital, LLC. He has held the position with HGP, LLC from its formation in August 2002, the positions of Managing Director and member of the Board of Managers of HealthpointCapital, LLC from its formation in July 2002 and the position of President of HealthpointCapital, LLC beginning February 2005. From 1990 to 2002, Mr. Berkowitz was Managing Director and co-founder of BPI Capital Partners, LLC, a private equity firm. Prior to 1990, Mr. Berkowitz spent 11 years in the investment banking industry with Goldman, Sachs & Co. (1979-1982), Lehman Brothers Incorporated (1982-1987) and Merrill Lynch & Co. (1987-1990). Since 2011 he has served as Chairman of the Board of Directors of Blue Belt Holdings, Inc., a surgical robotics company, a director of BioHorizons, Inc., a dental implant company since 2006, and a director of MicroDental Inc., a leading dental laboratory company since 2006, all of which are or were (prior to acquisition) HealthpointCapital portfolio companies. He also serves on the Leadership Council of the Harvard School of Public Health. Mr. Berkowitz earned an M.B.A. degree from the Columbia Graduate School of Business and a B.A. degree from Harvard.

The Board of Directors selected Mr. Berkowitz to serve on the Board of Directors because it believes his investment and financial expertise and experience in the orthopedics and spine industries contribute to the breadth of knowledge of the Board of Directors.

Leslie H. Cross has served as a Director of us and Alphatec Spine since March 2011, and was the Chairman of the Board of Directors from July 2011 until December 2016. Mr. Cross also served as our Chief Executive Officer from February 2012 to May 2014, and as interim Chief Executive Officer from September 2016 to December 2016. Mr. Cross is the former President and Chief Executive Officer of DJO Global, Inc. Mr. Cross served as a director of DJO Global from November 2007 until June 2011. DJO Global is a manufacturer and distributor of electrotherapy products for pain therapy and rehabilitation, clinical devices for the treatment of patients in physical therapy clinics, knee, hip and shoulder implant products, and orthopedic rehabilitation products, including rigid knee bracing, orthopedic soft goods, cold therapy systems, vascular systems and bone growth stimulation devices. Mr. Cross has held principal executive roles at DJO Global and its predecessors since 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Mr. Cross currently serves on the Board of Directors of Oska Wellness, a pain management company specializing in wellness technology-driven products, and of Prosomnus Sleep Technologies, which develops products to treat obstructive sleep apnea. Mr. Cross earned a diploma in Medical Technology from Sydney Technical College and studied Business at the University of Cape Town.

The Board of Directors selected Mr. Cross to serve on the Board of Directors because it believes his knowledge and experience in the medical device industry and his experience at DJO Global and our company contribute to the breadth of knowledge of the Board of Directors.

R. Ian Molson has served as a Director of us and Alphatec Spine since July 2005. Mr. Molson has served as a director of Cayzer Continuation PCC, an investment company, since September 2004. Mr. Molson has served as a director of HealthpointCapital, LLC since 2004. Mr. Molson has served as a director since December 2009 and Deputy Chairman since December 2010 of Central European Petroleum Ltd. Since October 2013, Mr. Molson has also served as Chairman of RM2. Since December 2010, Mr. Molson has also served as Chairman of the Royal Marsden NHS Foundation Trust and the Royal Marsden Hospital Charity. From 1996 until 2004, Mr. Molson served as a director of Molson, Inc., a leader in the brewing industry, and from 1999 until 2004, he also served as Deputy Chairman and Chairman of the Executive Committee at Molson, Inc. Between 1977 and 1997, he was employed by Credit Suisse First Boston in various capacities, including Managing Director. From 1993 to 1997, Mr. Molson served as Co-Head of the Investment Banking Department in Europe, a position which encompassed corporate finance, corporate advisory, mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. Mr. Molson earned a B.A. degree from Harvard.

The Board of Directors selected Mr. Molson to serve on the Board of Directors because it believes his experience in the investment banking field, his investment and financial expertise and his experience as a director of other public companies contribute to the breadth of knowledge of the Board of Directors.

David H. Mowry has served as a Director of us and Alphatec Spine since February 2017. Mr. Mowry is President and Chief Executive Officer, as well as a member of the Board of Directors, of Vyaire Medical, a global leader in the respiratory diagnostics, ventilation, and anesthesia delivery and patient monitoring market segments, a position he has held since May 2016. From October 2015 to May 2016 he served as Executive Vice President and Chief Operating Officer and member of the Board of Directors of Wright Medical Group N.V., a global medical device company focused on extremities and biologics products, and during this time period he was also a member of the Board of Directors of EndoChoice Holdings, Inc., a company focused on the manufacturing and commercialization of platform technologies relating to the treatment of gastrointestinal conditions. Prior to Wright Medical Group, Mr. Mowry served as President and Chief Executive Officer and member of the Board of Directors of Tornier N.V. from February 2013 until October 2015, at which time Tornier and Wright Medical Group merged, and prior to that, as Chief Operating Officer of Tornier from 2011 to 2013. Within the spine industry, Mr. Mowry served as Vice President of Operations and Logistics at Zimmer Spine from February 2002 until October 2006. Prior to this, Mr. Mowry held executive leadership positions at Covidien plc, ev3, Inc. and Zimmer Spine, Inc. Mr. Mowry received a B.S. degree in Engineering from the United States Military Academy at West Point.

The Board of Directors selected Mr. Mowry to serve on the Board of Directors because it believes his knowledge and expertise in the medical device industry contribute to the breadth of knowledge of the Board of Directors.

Stephen E. O’Neil has served as a Director of us and Alphatec Spine since July 2005. In May 1991, he founded The O’Neil Group, which provided legal and financial advice to clients primarily in the areas of mergers and acquisitions, financings and corporate strategy. Prior to that, Mr. O’Neil formed a law partnership with Paul Mishkin under the name Mishkin, O’Neil for the purpose of engaging in general corporate and business law. Prior to that, he co-founded two corporations, Syntro Corporation and NovaCare, Inc., which became public companies. Mr. O’Neil commenced his legal career at Cravath Swaine & Moore. Mr. O’Neil has also held a series of executive positions at City Investing Company, including President and Vice Chairman. Mr. O’Neil earned a B.A. degree from Princeton University and a Juris Doctorate from Harvard Law School.

The Board of Directors selected Mr. O’Neil to serve on the Board of Directors because it believes his experience as an attorney, his investment and financial expertise and his experience as a director of other companies contribute to the breadth of knowledge of the Board of Directors.

Terry M. Rich has served as a Director and Chief Executive Officer of us and Alphatec Spine since December 2016. Mr. Rich has over 25 years of orthopedic, spine and medical device business experience. Prior to joining us, from October 2015 to June 2016, Mr. Rich was the President, Upper Extremities of Wright Medical Group, N.V., a global medical device company focused on extremities and biologics products. Prior to that, Mr. Rich served as Senior Vice President of U.S. Commercial Operations of Tornier, N.V., from March 2012 to October 2015, at which time Tornier and Wright Medical Group merged. Prior to joining Tornier, Mr. Rich held increasingly senior sales leadership positions at NuVasive, Inc., a San Diego-based spinal implant medical device company, from December 2005 until leaving the company in March 2012 as Senior Vice President, Sales, West. Prior to joining NuVasive, Mr. Rich served as Partner/Area Sales Manager of Bay Area Spine, a distributor of DePuy Spine, Inc.’s products. Mr. Rich earned a B.S. degree in Labor and Industrial Relations from Rutgers University.

The Board of Directors selected Mr. Rich to serve on the Board of Directors because it believes his knowledge and experience in the medical device industry, in particular in the spine industry, and his prior experience as an executive of both private and publicly-traded medical device companies, as well as the perspective and experience he brings as Chief Executive Officer of the Company, will contribute to the breadth of knowledge of the Board of Directors.

Donald A. Williams has served as a Director of us and Alphatec Spine since April 2015. Mr. Williams is a 35-year veteran of the public accounting industry, having spent 18 years as a Partner with Ernst & Young LLP and seven years as a Partner with Grant Thornton LLP. Mr. Williams’ career focused on private and public companies in the technology and life sciences sectors. During his time at Grant Thornton from 2007 to 2014, he served as the national leader of Grant Thornton’s life sciences practice and the managing partner of the San Diego Office. He was the lead partner for both Ernst & Young and Grant Thornton on multiple initial public offerings, secondary offerings, private and public debt financings, as well as numerous mergers and acquisitions. From 2001 to 2014, Mr. Williams served on the Board of Directors and is past President and Chairman of the San Diego Venture Group. Mr. Williams also serves as a director of Akari Therapeutics Plc, a clinical stage biopharmaceutical company, ImpediMed Ltd, a company that develops bioimpedance devices, Marina Biotech, Inc., a biotechnology company focused on the development of therapeutics for certain disease intersections, and Proove Biosciences, Inc., a research company focused on personalized medicine. Mr. Williams earned a B.S. degree from Southern Illinois University.

The Board of Directors selected Mr. Williams to serve on the Board of Directors because it believes that his knowledge and experience as a partner in the public accounting industry and his knowledge in the medical device industry contribute to the breadth of knowledge of the Board of Directors.

Executive Officers

Set forth below is certain information, as of April 19, 2017, regarding our executive officers who are not also directors. We have entered into employment agreements with all of our executive officers. All executive officers are at-will employees, subject to the termination provisions of their respective employment agreements.

Name	Age	Position
Michael C. Plunkett	59	President and Chief Operating Officer
Jeffrey G. Black	48	Executive Vice President and Chief Financial Officer
Craig E. Hunsaker	53	Executive Vice President, People & Culture and General Counsel
Jonathan Allen	57	Executive Vice President, Commercial Operations
Brian R. Snider	39	Executive Vice President, Strategic Marketing and Product Development

Michael C. Plunkett joined us and Alphatec Spine in March 2012 as Vice President of Operations, was promoted to Chief Operating Officer in January 2014, and became President and Chief Operating Officer in September 2016. Prior to joining us, Mr. Plunkett had increasing positions of responsibility and authority from August 2003 to March 2012 at First Marblehead Corporation (“First Marblehead”), a provider of private student loan solutions. When he left First Marblehead in 2012, he was its Managing Director. Prior to joining First Marblehead, Mr. Plunkett served over 24 years in the U.S. Navy and retired with the rank of Captain in July 2003. While in the Navy, he served in a variety of ashore and afloat positions, including Supply Officer, USS John C. Stennis (CVN 74) and the primary assistant to the Deputy Chief of Naval Operations, Fleet Readiness and Logistics. Mr. Plunkett earned a B.S. degree in Accounting from Saint John Fisher College, an M.S. degree in Financial Management from Naval Postgraduate School, and an M.A. degree in Strategic Studies, International Relations from the Naval War College.

Jeffrey G. Black has served as Executive Vice President and Chief Financial Officer of us and Alphatec Spine since March 2017. Prior to joining us, from September 2015 until March 2017 Mr. Black was Chief Financial Officer of Applied Proteomics, Inc., a privately-held, non-invasive, proteomics-based diagnostics company. From April 2014 until September 2015, Mr. Black was Chief Financial Officer of AltheaDx, Inc., a privately-held pharmacogenetics diagnostics company. Before joining AltheaDx, Mr. Black was employed by Verenium Corporation (formerly Diversa Corporation), a clean technology company, where he served as Chief Accounting Officer from April 2005 until February 2011 and Chief Financial Officer from February 2011 through December 2013. He also served as Executive Director of Accounting and Corporate Controller of Ionis Pharmaceuticals (formerly ISIS Pharmaceuticals), a drug discovery company, as well as in finance and controller roles at Lightspan, Inc., TriTeal Corporation and Chiron Mimotopes Peptide Systems, LLC. He is a Certified Public Accountant (inactive), and is a member of the Board of Directors of Cellana, Inc., a San Diego-based algae bioproducts company. Mr. Black received a B.S. degree in Business from the University of Arizona.

Craig E. Hunsaker joined us and Alphatec Spine in September 2016 as Executive Vice President, People & Culture, and added the roles of General Counsel and Corporate Secretary on March 1, 2017. Prior to joining us, from April 2014 until September 2016 Mr. Hunsaker was a consultant in the areas of human resources and employment law including, from April 2014 to September 2014, Senior Advisor, Human Resources, for General Atomics, a San Diego-based defense contractor. Prior to that, from August 2009 until March 2014, he served as Senior Vice President, Global Human Resources and Vice President, Legal Affairs at NuVasive, Inc. Before joining NuVasive, Mr. Hunsaker was a practicing lawyer, specializing in trade secret protection and employment law. He was a partner in, and Managing Member of, the San Diego offices of law firms Mintz, Levin, Cohn, Ferris Glovsky and Popeo, P.C., and Fish & Richardson, P.C., and an associate in the San Diego offices of law firms Brobeck, Phleger & Harrison, LLP and Cooley LLP, and the Los Angeles office of Morgan, Lewis and Bockius. LLP. He received his Juris Doctorate from Columbia University School of Law, and a B.S. degree in Finance and International Business from Brigham Young University. He is admitted to practice law in all state and federal courts in the State of California.

Jonathan Allen has served as Executive Vice President, Commercial Operations of us and Alphatec Spine since December 2016. Mr. Allen has held numerous sales leadership and operations positions in spine and orthopedics over his 27-year career in medical devices. Before joining us, from August 2012 until September 2016, he was Vice President, Healthcare Economics and Reimbursement at Wright Medical Group, and Vice President, Sales Operations with Tornier N.V., prior to its acquisition by Wright Medical. From 1990 to 2011, Mr. Allen held senior leadership roles within the DePuy Spine organization, where he developed pricing and commercial strategy, and owned a multi-state distributorship.

Brian R. Snider has served as Executive Vice President, Strategic Marketing and Product Development of us and Alphatec Spine since March 2017. Prior to joining us, from February 2008 until March 2017, Mr. Snider held various marketing leadership and global product management roles within NuVasive, Inc. Most recently, from September 2014 to March 2017, he served as Sr. Director and Business Lead of Thoracolumbar Anterior, which included overall responsibility for the anterior spinal column business, including XLIF®, NuVasive, Inc.’s lateral surgery procedure. From June 2006 to February 2008, Mr. Snider held marketing leadership roles with Alveolus, Inc., a device company focused on interventional stent technologies. He also worked, from June 2001 to June 2006, at KPMG Consulting, in various business units, including Life Sciences. Mr. Snider received an M.B.A. degree from the Fuqua School of Business at Duke University and a B.A. degree in Marketing and Information Systems from George Washington University.

CORPORATE GOVERNANCE MATTERS

Board of Directors Leadership Structure

While the Board of Directors does not have a written policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors, in 2014 the Board of Directors determined that having a non-employee director serve as Chairman is in the best interest of our stockholders because it allows the Chairman to focus on the decision-making process of the Board of Directors as a whole, while allowing the Chief Executive Officer to focus on our day-to-day operations and the execution of our strategic plan. We believe that we have a strong governance structure in place, including independent directors, to help ensure the powers and duties of each of the Chairman and the Chief Executive Officer roles are handled responsibly. Furthermore, consistent with NASDAQ listing requirements, the independent directors regularly have the opportunity to meet as an independent group. We do not have a lead independent director.

Mr. Berkowitz has served as Chairman of the Board of Directors since December 2016. The Chairman of the Board of Directors provides leadership to the Board of Directors and works with the Board of Directors to define its activities and the calendar for fulfillment of its responsibilities. The Chairman of the Board of Directors approves the meeting agendas after input from management, facilitates communication among members of the Board of Directors and presides at meetings of our Board of Directors and stockholders.

The Chairman of the Board of Directors, the Chairman of the Audit Committee, the Chairman of the Nominating, Governance and Compensation Committee and the other members of the Board of Directors work in concert to provide oversight of our management and affairs. The leadership of Mr. Berkowitz fosters a collaborative culture of open discussion and deliberation, with a thoughtful evaluation of risk, to support our decision-making. Our Board of Directors encourages communication among its members and between management and the Board of Directors to facilitate productive working relationships. Working with the other members of the Board of Directors, Mr. Berkowitz also strives to ensure that there is an appropriate balance and focus among key Board of Directors responsibilities such as strategic development, review of operations and risk oversight.

The Board of Directors’ Role in Risk Oversight

The Board of Directors plays an important role in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board of Directors and its committees. In particular, the Board of Directors administers its risk oversight function through: (1) the review and discussion of regular reports to the Board of Directors from its committees and our management team on topics relating to the risks that we face; (2) the required approval by the Board of Directors (or a committee of the Board of Directors) of significant transactions and other decisions; (3) the direct oversight of specific areas of our business by the Audit Committee and the Nominating, Governance and Compensation Committee; and (4) regular reports from our auditors and outside advisors regarding various areas of potential risk, including, among others, those relating to our internal control over financial reporting. The Board of Directors also relies on management to bring significant matters impacting us to the Board of Directors’ attention.

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

Because of the role of the Board of Directors in risk oversight, the Board of Directors believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to our operations. The Board of Directors recognizes that there are multiple leadership structures that could allow it to effectively oversee the management of the risks relating to our operations. The Board of Directors believes its current leadership structure enables it to effectively provide oversight with respect to such risks.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the 2016 fiscal year, there were 15 meetings of our entire Board of Directors. In addition, the Audit Committee met seven times and the Nominating, Governance and Compensation Committee met seven times. During 2016, no director attended fewer than 75% of the total number of meetings of the Board of Directors or committees of the Board of Directors on which he or she served that were held during the periods in which such director served. The Board of Directors has adopted a policy under which each member of the Board of Directors is strongly encouraged, but not required, to attend each annual meeting of our stockholders. Four directors attended our annual meeting of stockholders held in 2016.

Audit Committee. This committee currently has three members: Donald A. Williams (Chairman), R. Ian Molson and David H. Mowry. Siri S. Marshall served as a member of this committee throughout 2016 until her retirement from the Board of Directors in February 2017. Mr. Mowry joined the committee in April 2017. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm, review annual and quarterly financial statements, consider matters relating to accounting policy and internal controls and review the scope of annual audits.

All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and NASDAQ, as such standards apply specifically to members of audit committees. The Board of Directors has designated Mr. Molson as the “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.” Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

Nominating, Governance and Compensation Committee. This committee currently has two members: R. Ian Molson (Chairman) and Stephen E. O’Neil. Our Nominating, Governance and Compensation Committee’s role and responsibilities are set forth in the committee’s written charter and include: (i) reviewing, approving, and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success; (ii) evaluating and making recommendations to the full Board of Directors as to the size and composition of the Board of Directors and its committees; and (iii) evaluating and making recommendations to the full Board of Directors as to potential director candidates.

With respect to compensation matters, the Nominating, Governance and Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and conducts its decision-making process with respect to that determination without the presence of the Chief Executive Officer. This committee also administers our equity compensation plans.

With respect to nominations for persons to be elected to our Board of Directors, the committee may consider Board of Directors candidates recommended by our stockholders as well as from other appropriate sources, such as other directors or officers, or third-party search firms. For all potential candidates, the committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of our stockholders. Although the Board of Directors has no formal policy regarding diversity, the committee seeks a broad range of perspectives and considers both the personal characteristics (such as gender, ethnicity, and age) and experience (such as industry, professional, and public service) of directors and prospective nominees to the Board of Directors. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2018 Annual Meeting of Stockholders, it must comply with the procedures set forth in our Bylaws and described under “Stockholder Proposals and Nominations for Directors,” including giving timely notice of the nomination in writing to our Corporate Secretary not less than 45 nor more than 75 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2017 Annual Meeting of Stockholders. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating, Governance and Compensation Committee, it must make such proposal for such candidate in writing, addressed to the Nominating, Governance and Compensation Committee in care of our Corporate Secretary, 5818 El Camino Real, Carlsbad, CA 92008. Submissions must be made by mail, courier or personal delivery and must contain the information set forth in our Nominating, Governance and Compensation Committee’s written charter.

All members of the Nominating, Governance and Compensation Committee qualify as independent directors under the standards promulgated by NASDAQ.

A copy of the Nominating, Governance and Compensation Committee’s written charter is publicly available on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance.” Please also see the report of the Nominating, Governance and Compensation Committee set forth elsewhere in this proxy statement.

Further discussion of the process and procedures for considering and determining executive compensation, including the role that our executive officers play in determining compensation for other senior management, is included below in the section entitled “Compensation Discussion and Analysis.”

Executive Committee. Our Executive Committee consists of Mortimer Berkowitz III, R. Ian Molson, Leslie H. Cross and Terry M. Rich. Our Executive Committee evaluates and, if appropriate, makes recommendations to the Board of Directors with respect to any strategic transactions or decisions affecting the Company, which primarily consist of: (i) any merger, consolidation, dissolution or liquidation of the Company; (ii) any annual budget or forecast for the Company; (iii) any issuance, authorization, cancellation, alteration, modification, redemption or any change in, of, or to, any equity security of the Company; and (iv) any hiring or termination issues related to any senior vice president level employee or higher. The Executive Committee is not authorized to act on behalf of the Board of Directors.

Stockholder Communications to the Board of Directors

Stockholders may communicate with the Board of Directors by sending a letter to the following address: Attn: Security Holder Communication, Corporate Secretary, Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, CA 92008. The Corporate Secretary will receive the correspondence and forward it to the Chairman of the Board of Directors, or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to the Company or its business or is similarly inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

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

Compensation Practices and Policies Relating to Risk Management

We believe that we do not utilize compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on us. The “Compensation Discussion and Analysis” section of this proxy statement describes generally our compensation policies and practices that are applicable for executive and management employees. We use common variable compensation designs across all of our business units and divisions, with a significant focus on corporate and business financial performance.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act, were filed on a timely basis, except that 12 reports, in the aggregate, consisting of one initial report of beneficial ownership on Form 3 (Dennis Nelson) and 11 reports of changes in beneficial ownership on Form 4 were filed late by each of the following directors and executive officers: Siri Marshall, R. Ian Molson, Stephen O’Neil, Dennis Nelson, Donald A. Williams (each with one report regarding one transaction); Leslie H. Cross and Ebun Garner (each with two reports regarding two transactions); and Michael J. Plunkett (with two reports regarding three transactions).

Code of Conduct and Ethics

We have adopted a code of business conduct that applies to all of our employees, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer and our principal accounting officer. The text of the code of business conduct is posted on our website at www.alphatecspine.com under “Investor Relations-Corporate Governance,” and is available to stockholders without charge, upon request, in writing to the Corporate Secretary, Alphatec Holdings, Inc., at 5818 El Camino Real, Carlsbad, CA 92008. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of NASDAQ and the SEC, in which case we intend to post such amendments and waivers on our website at www.alphatecspine.com.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We have prepared this Compensation Discussion and Analysis to provide information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of the individuals identified below, who are our 2016 “Named Executive Officers,” as such term is defined in Item 402 of Regulation S-K:

•	Terry M. Rich, Chief Executive Officer

•	James M. Corbett, former President and Chief Executive Officer

•	Leslie H. Cross, former interim Chief Executive Officer and current member of the Board of Directors

•	Michael O’Neill, former Chief Financial Officer and Treasurer

•	Dennis T. Nelson, former Vice President, Finance and Controller and Principal Accounting Officer

•	Michael C. Plunkett, President and Chief Operating Officer

•	Ebun S. Garner, former General Counsel, Senior Vice President and Corporate Secretary

In 2016, we went through significant leadership changes. In September 2016, Mr. Corbett departed from his position as our President and Chief Executive Officer and as a member of our Board of Directors. Mr. Cross was appointed as our interim Chief Executive Officer during our search for a new Chief Executive Officer. In connection with Mr. Corbett’s departure, Mr. Plunkett was promoted from Chief Operating Officer to President and Chief Operating Officer in September 2016. Mr. Rich, our current Chief Executive Officer, was appointed in December 2016. In October 2016, Mr. O’Neill departed from his position as our Chief Financial Officer and Treasurer. Mr. Nelson served as our interim principal accounting and financial officer until Mr. Black was appointed as our Executive Vice President and Chief Financial Officer in March 2017. During 2016, we also hired Mr. Allen, our Executive Vice President, Commercial Operations, and Mr. Hunsaker, our Executive Vice President, People & Culture and General Counsel. While Mr. Allen and Mr. Hunsaker commenced employment in 2016, the Board of Directors determined that they were, and appointed them as, executive officers in March 2017. Mr. Nelson’s employment with the Company terminated in April 2017.

Key 2016 Executive Compensation Decisions

In 2016, given our financial position, and the resulting exigent need to obtain an infusion of cash, the Nominating, Governance and Compensation Committee made several key executive compensation decisions:

•	No Base Salary Increases. The Nominating, Governance and Compensation Committee elected to forego making any salary increases for our senior management, other than Mr. Plunkett, who received a base salary increase in September 2016 in connection with his promotion to the position of President and Chief Operating Officer.

•	No Annual Bonus Program; Transaction-Driven Bonuses Only. Given our financial condition prior to the closing of the sale of our international distribution operations and agreements to an affiliate of Globus Medical, Inc. in September 2016 (the “Globus Transaction”), the Nominating, Governance and Compensation Committee elected to forego creating metrics in connection with an annual cash bonus program for our executive officers. The Nominating, Governance and Compensation Committee did, however, approve individual bonus amounts for specified executive officers, with the payment of such bonuses tied directly to the successful closing of the Globus Transaction, which provided capital to contribute to our sustained operations. The bonuses paid as a result of the Globus Transaction for fiscal year 2016 are further described below under the heading “2016 Bonuses.”

•	No Annual Long-Term Equity Incentive Awards to CEO or CFO. Our Nominating, Governance and Compensation Committee did not grant any long-term equity incentive awards to Messrs. Corbett or O’Neill during 2016. Long-term equity incentive awards were granted to our new officers in connection with their commencement of employment during 2016 and annual awards were made to Messrs. Garner, Nelson and Plunkett in December 2016 following the completion of the Globus Transaction.

Compensation Philosophy and Objectives

We are engaged in a very competitive industry, and our success depends upon our ability to attract, motivate and retain the most highly qualified executives. Accordingly, the Nominating, Governance and Compensation Committee aims to create total compensation packages that are competitive with programs offered by other companies against whom we compete for talent. At the same time, our Nominating, Governance and Compensation Committee believes that the compensation paid to our executive officers should be in some part dependent upon our performance and the value we create for stockholders. To that end, the Nominating, Governance and Compensation Committee has embraced a philosophy of pay-for-performance, whereby an individual’s experience, potential and contribution to our business determines a substantial portion of his or her actual compensation. The Nominating, Governance and Compensation Committee seeks to: (i) provide meaningful incentives for the attainment of specific financial or operational objectives; (ii) reward those executive officers who make substantial contributions to the attainment of those objectives, and (iii) link executive officer compensation with company and individual performance.

The Nominating, Governance and Compensation Committee’s objectives are to:

•	attract, engage and retain talented executives responsible for the success of our organization;

•	provide compensation to executives that is externally competitive, internally equitable and performance-based; and

•	ensure that total compensation levels are reflective of company and individual performance and provide executives with the opportunity to receive above-market total compensation for exceptional business performance.

The Nominating, Governance and Compensation Committee believes that our executive compensation program reflects our core principles and objectives and rewards our executives for our company’s and their individual performance.

Compensation Process and Benchmarking

Compensation Process

Pursuant to its charter, the Nominating, Governance and Compensation Committee has responsibility for, among other things, discharging the Board of Directors’ responsibilities relating to compensation and benefits of our Named Executive Officers, including responsibility for evaluating management performance, evaluating and determining officer compensation and administering our employee benefit plans and programs. In carrying out these responsibilities, the Nominating, Governance and Compensation Committee reviews all components of executive officer compensation for consistency with our compensation philosophy.

During 2016, the Nominating, Governance and Compensation Committee retained the services of an independent compensation consultant, Mercer, LLC (“Mercer”), to provide executive compensation advice. Mercer’s engagement by the Nominating, Governance and Compensation Committee includes reviewing and advising on all significant aspects of executive compensation. This includes base salaries, short-term cash incentives and long-term equity incentives for executives, and cash compensation and long-term equity incentives for non-executive directors. At the request of the Nominating, Governance and Compensation Committee, Mercer collects relevant market data to allow the Nominating, Governance and Compensation Committee to compare elements of our compensation program to those of our peers, provides information on executive compensation trends and implications for us and makes other recommendations to the Nominating, Governance and Compensation Committee regarding certain aspects of our executive compensation program. After review and consultation with Mercer, the Nominating, Governance and Compensation Committee has determined that Mercer is independent and there is no conflict of interest resulting from retaining Mercer currently or during the year ended December 31, 2016. In reaching these conclusions, the Nominating, Governance and Compensation Committee considered the factors set forth in Rule 10C-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and NASDAQ listing standards.

Our management team, principally our Chief Executive Officer and our senior human resources executive, currently our Executive Vice President, People & Culture, and the chair of the Nominating, Governance and Compensation Committee, regularly consult with representatives of Mercer before meetings of the Nominating, Governance and Compensation Committee. A representative of Mercer is invited on a regular basis to attend, and periodically attends, meetings of the Nominating, Governance and Compensation Committee. In making its final decisions regarding the form and amount of compensation to be paid to executives, the Nominating, Governance and Compensation Committee considers the information gathered by and recommendations of Mercer. The Nominating, Governance and Compensation Committee values Mercer’s benchmarking information and input regarding best practices and trends in executive compensation matters.

As requested by the Nominating, Governance and Compensation Committee, our Chief Executive Officer presents individual performance feedback, proposed annual salary increases and long-term incentive grant recommendations for the other executive officers to the members of the Nominating, Governance and Compensation Committee. A similar process is undertaken by the Chairman of the Nominating, Governance and Compensation Committee with respect to the Chief Executive Officer. The Nominating, Governance and Compensation Committee reviews the information and either approves the recommendation or makes changes at its discretion. The Nominating, Governance and Compensation Committee makes its own assessment of our executive officers, including our Chief Executive Officer, based on our financial performance, individual performance, compensation compared to similarly-situated executives in our peer group, the components of compensation and total compensation levels. The Nominating, Governance and Compensation Committee then approves the compensation of our executive officers. Our Chief Executive Officer is not present during any deliberations or decisions regarding his own compensation.

Each year, the Nominating, Governance and Compensation Committee reviews the peer group to ensure each company in the peer group continues to be a relevant company to use for comparison. For 2016, with the assistance of Mercer, our Nominating, Governance and Compensation Committee approved the following companies as our peer group: Abaxis Inc., Abiomed Inc., AngioDynamics Inc., Atricure Inc., Atrion Corp., Cardiovascular Systems, Inc., Cryolife Inc., Exactech Inc., Inogen Inc., Insulet Corp., K2M Group Holdings Inc., Natus Medical Inc., Nevro Corp., NXStage Medical Inc., Penumbra Inc., RTI Surgical Inc., Seaspine Holdings Corp. and Specratnetics Corp. Our peer group consists of biomedical companies that are comparable to us in their size, as measured by market capitalization, net income and revenues.

In 2016, in working with Mercer to prepare his recommendations, our Chief Executive Officer primarily reviewed published compensation data for our peer group companies. We also consulted the Radford Life Sciences Survey, scoped by industry and size, to assist our Nominating, Governance and Compensation Committee and our Chief Executive Officer in determining market pay practices for compensating executive officers. With respect to the survey data, the identities of the individual companies included in the surveys are not provided to the Nominating, Governance and Compensation Committee or our Chief Executive Officer, and they did not refer to individual compensation information for such companies. Instead, only the statistical summaries of the compensation information for the companies included in the survey are reviewed and referred to in formulating our executive compensation decisions.

The peer group compensation data is limited to publicly available information and therefore does not provide precise comparisons by position as offered by the more comprehensive survey data. The survey data, however, can be used to provide pooled compensation data for positions closely akin to those held by each Named Executive Officer. In addition, the pool of executive talent from which we draw and against which we compare ourselves extends beyond the limited community of our immediate peer group and includes a wide range of other organizations outside of our traditional competitors, which range is more fairly represented by the survey data. As a result, we use peer group data to analyze the overall competitiveness of our compensation with our direct publicly-traded peers and our general compensation philosophy, but we also rely on industry survey data in determining actual executive compensation.

The Chief Executive Officer presents the survey and peer group data to the Nominating, Governance and Compensation Committee. While our Nominating, Governance and Compensation Committee relies upon the external market data as prepared by Mercer and the survey data presented by our Chief Executive Officer, and believes that comparisons to market data are a useful tool, we do not believe that it is appropriate to establish executive compensation levels based solely on a comparison to data from these companies and surveys. Instead, the Nominating, Governance and Compensation Committee also relies on its subjective, yet reasonable, good faith judgment in setting executive compensation and does not attempt to “benchmark” executive compensation to any pre-determined levels or percentiles relative to the market data.

Our Nominating, Governance and Compensation Committee reviewed the foregoing comparable company data in connection with its determinations of the 2016 base salaries, bonus opportunities and equity awards for our Named Executive Officers. However, our Nominating, Governance and Compensation Committee did not attempt to set our compensation levels or awards at a certain target percentile with respect to the comparable company data or otherwise rely entirely on that data to determine Named Executive Officer compensation. Instead, as described above and consistent with past practice, the Nominating, Governance and Compensation Committee members relied on their judgment and experience in setting those compensation levels and making those awards.

We expect that the Nominating, Governance and Compensation Committee will continue to review comparable company data in connection with setting the compensation we offer our Named Executive Officers to help ensure that our compensation programs are competitive and fair.

We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions, and our Nominating, Governance and Compensation Committee does not have any formal policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation.

The compensation levels of the Named Executive Officers reflect to a significant degree the varying roles and responsibilities of such executives. As a result of the Nominating, Governance and Compensation Committee’s assessment of our Chief Executive Officer’s and President’s roles and responsibilities within our company, there are significant compensation differentials between these Named Executive Officers and our other Named Executive Officers.

Elements of Compensation and How Each Element is Chosen

As indicated above, compensation elements for our Named Executive Officers are designed to attract and retain individuals with exceptional ability for these key roles in a very competitive market for such talent. Certain elements of compensation serve other important interests. The main compensation elements for our Named Executive Officers (salary, annual bonus opportunity, long-term incentive, and other benefits and perquisites) are described in more detail below.

For fiscal year 2016, other than with respect to Messrs. Corbett and O’Neill, each executive officer’s compensation generally consisted of three elements: (i) base salary; (ii) a transaction-based cash bonus; and (iii) long-term equity incentive awards designed to align the interests of our Named Executive Officers with our stockholders. For fiscal year 2016, Mr. Corbett was not eligible to receive a cash bonus. In addition, neither Messrs. Corbett nor O’Neill received long-term equity incentive awards in 2016.

2016 Base Salaries

Given our financial condition prior to the closing of the Globus Transaction in September 2016, the Nominating, Governance and Compensation Committee determined that none of our Named Executive Officers would receive salary increases in 2016, except Mr. Plunkett, who received a salary increase in September 2016 in connection with his promotion following the Globus Transaction and Mr. Corbett’s separation.

In connection with his commencement of employment in 2016, the Nominating, Governance and Compensation Committee evaluated Mr. Rich’s base salary and total direct compensation opportunity against data from peer spine companies Seaspine Holdings Corp. and K2M Group Holdings Inc., as well as the compensation for the prior Chief Executive Officer, Mr. Corbett. Upon determining that the total direct compensation opportunity in the employment offer for Mr. Rich was within the range of the closest peer companies and comparable to Mr. Corbett, the Nominating, Governance and Compensation Committee approved the employment offer and his initial annual base salary of $450,000.

2016 Bonuses for Messrs. O’Neill, Plunkett, Nelson and Garner

As described above, given our financial condition prior to the closing of the Globus Transaction in September 2016, the Nominating, Governance and Compensation Committee elected to forego creating metrics in connection with a traditional annual cash bonus program for our Named Executive Officers. Instead, each of Messrs. O’Neill, Plunkett, Nelson and Garner were eligible to receive a cash bonus during fiscal year 2016 based on the achievement of the closing of a transaction that would provide capital to contribute to our sustained operations, in order to incentivize our executives to complete such a transaction. The Nominating, Governance and Compensation Committee determined that the Globus Transaction satisfied the criteria it had established for the payment of these bonuses.

As a result, Messrs. O’Neill ($150,000), Plunkett ($120,000), Nelson ($68,000) and Garner ($134,000) received bonuses following the closing of the Globus Transaction. Mr. Corbett was not eligible for a bonus during 2016.

Long-Term Equity Incentive Awards

Equity compensation has traditionally been an important element of our executive compensation program in order to align the interests of our executives with those of our stockholders. Because the value of the equity awards will increase only when we perform and increase stockholder value, the grant of such equity awards provides long-term incentives to the recipients thereof, including our Named Executive Officers. These awards not only serve to align the executives’ interests with those of the stockholders over an extended period of time, but because they also generally are subject to vesting in connection with continued service to us over a specified period of time, these awards serve as an additional retention mechanism. Due to the Company’s financial position in 2016, the Nominating, Governance and Compensation Committee decided to forgo granting any annual equity compensation awards to Mr. Corbett or Mr. O’Neill, and Mr. Plunkett, Mr. Nelson and Mr. Garner did not receive any equity compensation awards until December 2016, after the completion of the Globus Transaction.

At times, we grant equity awards to our new employees, including our Named Executive Officers, in connection with the start of their employment. At the time of the hiring of any executive officer, equity compensation generally is negotiated between such officer and us. Generally, such negotiations are conducted by our Chief Executive Officer or Executive Vice President, People & Culture on our behalf. With respect to new hire grants for the Chief Executive Officer, such negotiations are conducted by both the Chairman of the Board of Directors and the Chairman of the Nominating, Governance and Compensation Committee on our behalf. The Nominating, Governance and Compensation Committee approves such negotiated equity compensation for newly hired executive officers. The Nominating, Governance and Compensation Committee has also delegated to our Chief Executive Officer the authority to make equity awards to certain non-executive employees. The size of such awards is determined based upon available information concerning the competitive packages offered to executives in similar jobs at companies with which we compete for personnel, but are not established based upon any formal survey or other comparative data. In addition, the Chief Executive Officer often adjusts such initial equity compensation grants pursuant to his delegation of authority as deemed appropriate to attract or retain specific candidates based on their experience, knowledge, skills and education and our needs. All option awards are granted with an exercise price equal to the closing price of our common stock on the date of grant. Pursuant to our equity award agreements with our executive officers, including our Named Executive Officers, in the event of a change in control, as defined in our equity compensation plans, the vesting of outstanding stock options and restricted stock units (“RSUs”) held by our executive officers will accelerate in connection with the consummation of a change in control. A change in control also results in the accelerated vesting of performance stock units (“PSUs”), at the greater of 100% of target, or actual performance (if such performance is subject to determination upon the change in control). Awards granted under our equity compensation plans are also eligible for certain accelerated vesting upon death or disability of the holder.

2014 and 2015 Long-Term Incentive Awards

In February 2015, upon the recommendation of the Nominating, Governance and Compensation Committee, the Board of Directors approved the grant of PSUs that were issued under our Amended and Restated 2005 Employee, Director and Consultant Stock Plan (the “2005 Stock Plan”) to certain participants, including each of Messrs. Corbett, O’Neill, Plunkett and Garner. Pursuant to the 2015 PSU awards, a number of PSUs may be earned and will be eligible to vest after the close of our 2017 fiscal year based upon the achievement of certain company performance goals over the period from January 1, 2015 through December 31, 2017; provided that the participant remains employed as of the date of the determination of the achievement of the performance goals. The performance criteria consists of “Free Cash Flow” and “Return on Invested Capital” (each as defined below) targets, to be reached on December 31, 2017, with each being weighted at 50% of the total target. In February 2015, Mr. Corbett was granted 20,833 “target” PSUs; Messrs. O’Neill, Plunkett, and Garner were each granted 10,000 “target” PSUs. Such PSUs will vest on December 31, 2017, if the performance metric is achieved (at varying levels up to 200% of “target” if maximum performance levels are achieved). The 2015 PSUs granted to Messrs. Corbett, O’Neill and Garner were forfeited upon their termination of employment.

In July 2014, upon the recommendation of the Nominating, Governance and Compensation Committee, the Board of Directors approved the grant of PSUs that were issued under our 2005 Stock Plan to certain participants, including each of Messrs. Corbett, O’Neill, Plunkett and Garner. Pursuant to the 2014 PSUs, a number of PSUs were eligible to vest after the close our fiscal year ending December 31, 2016 based upon the achievement of certain company performance goals over the period from July 1, 2014 through December 31, 2016; provided that the participant remained employed as of the date of the determination of the achievement of the performance goals. The performance criteria consisted of “Free Cash Flow” and “Return on Invested Capital” targets to be reached on December 31, 2016, with each being weighted at 50% of the total target. “Free Cash Flow” is a non-GAAP measure and is defined as cash flow for the applicable period before interest, principal payments on debt, cash paid for taxes and Orthotec settlement payments. “Return on Invested Capital” is also a non-GAAP measure and is defined as Free Cash Flow for the applicable period divided by the sum of (i) debt plus (ii) equity.

The number of PSUs earned was determined by multiplying the number of PSUs granted at target times the appropriate percentage in the payout grids below.

Cumulative Free Cash Flow for Performance Period (July 1, 2014 through December 31, 2016)

(Weighted at 50%)

Percentages Represent Payout Expressed as a Percentage of “Target” PSUs

Cumulative Free Cash Flow (in millions)
$10.0	$13.0	$17.0	$18.6	$25.0	$31.0	$37.2
54%	70%	91%	100%	134%	167%	200%
0%	34%	67%	100%	134%	167%	200%

ROIC for Performance Period (July 1, 2014 through December 31, 2016)

(Weighted at 50%)

Percentages Represent Payout Expressed as a Percentage of “Target” PSUs

Debt Plus Equity

(in millions)

Cumulative Free Cash Flow (in millions)
	$ 10.0	$ 13.0	$ 17.0	$ 18.6	$ 25.0	$ 31.0	$ 37.2
$350	0%	24%	61%	73%	110%	131%	151%
$334	3%	30%	67%	82%	115%	136%	156%
$317	9%	36%	76%	91%	120%	141%	163%
$300	12%	42%	85%	100%	124%	147%	171%
$284	18%	52%	94%	103%	130%	154%	179%
$267	24%	61%	102%	109%	137%	162%	189%
$250	33%	70%	107%	114%	144%	171%	200%

In February of 2017, the Nominating, Governance and Compensation Committee determined that we did not achieve the performance goals necessary to vest any of the PSUs, which PSUs were forfeited. In July 2014, Mr. Corbett was granted 20,833 “target” PSUs and Messrs. O’Neill, Plunkett, and Garner were each granted 5,000 “target” PSUs, all of which were forfeited on December 31, 2016.

2016 Long-Term Incentive Awards

Pursuant to the employment letter agreement entered into with Mr. Rich in connection with his commencement of employment in December 2016, Mr. Rich was granted RSUs covering 200,000 shares of our common stock and stock options to purchase up to 200,000 shares of our common stock as “employment inducement” awards, each under our 2016 Employment Inducement Award Plan (the “Inducement Plan”). The RSUs vest in equal installments on each of the first four anniversaries of the date of grant, subject to Mr. Rich’s continued service with us through the applicable vesting date. The stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant and will vest over four years, with 25% of the options vesting on the first anniversary of the date of grant and the remainder of the options vesting monthly over the subsequent three years, subject to Mr. Rich’s continued service with us through the applicable vesting date. In addition, the RSUs and the stock options will fully vest upon a change in control (as defined in the Inducement Plan). The RSUs and stock options may also be eligible for additional acceleration and/or extended exercisability in the event of certain terminations of employment as provided in his employment letter agreement, which is described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment and Separation Agreements.”

On December 12, 2016, the Nominating, Governance and Compensation Committee and the Board approved special equity grants for certain executives, including the following grants for Messrs. Plunkett, Nelson and Garner. Each Named Executive Officer received both stock options and restricted stock units as follows:

Name	Type of Award	No. of Shares Subject to Award	Vesting Schedule
Michael Plunkett	Restricted Stock Unit	100,000		(1)
	Stock Option	25,000		(2)
Dennis T. Nelson	Restricted Stock Unit	15,000		(1)
	Stock Option	15,000		(2)
Ebun S. Garner	Restricted Stock Unit	40,000		(1)
	Stock Option	40,000		(2)

(1)	The award vests in four equal installments on each of the first four anniversaries of the date of grant (other than the restricted stock unit award to Mr. Plunkett, the vesting of which is measured from November 8, 2016), subject to the executive’s continuous service to the Corporation on each such vesting date. The award shall fully vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability.
(2)	The award vests as to 25% of the shares subject to the option on the first anniversary of the date of grant, and as to 1/36th of the shares subject to the option following each one-month period thereafter, subject to the executive’s continuous service with us on each such vesting date. The award shall fully vest upon a change in control and shall be subject to certain accelerated vesting in the event of the executive’s death or disability.

In December 2016, Mr. Cross was awarded 7,751 stock options as compensation for his interim role as Chief Executive Officer. These stock options were fully vested on the date of grant.

In February 2017, Mr. Cross was awarded 5,208 stock options as compensation for his interim role as Chief Executive Officer. These stock options vest in accordance with the standard four-year vesting schedule defined above measured from the date of grant and vest in full upon a change in control of the Company and are subject to certain accelerated vesting in the event of Mr. Cross’s death or disability.

On January 2, 2017, Mr. Plunkett received an additional award of 25,000 stock options. These stock options vest in accordance with the standard four-year vesting schedule defined above measured from the date of grant and vest in full upon a change in control of the company and are subject to certain accelerated vesting in the event of Mr. Plunkett’s death or disability.

Termination and Change in Control Based Compensation

Our Nominating, Governance, and Compensation Committee agreed to severance packages for our Named Executive Officers as part of the negotiations with each of these executive officers to secure his or her services. Our Nominating, Governance and Compensation Committee approved the severance packages based on their experience serving on boards of directors and Nominating, Governance and Compensation Committees of companies of a similar size and stage of development to us and their familiarity with severance packages offered to executive officers of such companies. Based on this knowledge, experience and information, we believe that the respective severance periods and provision of medical and similar benefit programs during such severance periods are both reasonable and generally in line with severance packages negotiated with executive officers of similarly situated companies. The employment and severance agreements with our Named Executive Officers are described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment and Separation Agreements.”

In addition, our long-term incentive awards are subject to certain accelerated vesting awards. Equity awards granted under our equity compensation plans to our executive officers are generally eligible to vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability. All awards may also be subject to additional accelerated vesting as set forth in the employment agreements with our Named Executive Officers, as described below under “Employment and Separation Arrangements.”

A “change in control” for purposes of our equity compensation plans is defined in the relevant plan document.

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

Response to 2016 Say-on-Pay Vote

In August 2016, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with over 99% of stockholder votes cast in favor of our 2016 say-on-pay resolution (excluding abstentions and broker non-votes). As our Nominating, Governance and Compensation Committee evaluated our compensation practices and executive transitions through the remainder of 2016, we were mindful of the strong support our stockholders expressed for our compensation philosophy. As a result, our Nominating, Governance and Compensation Committee decided to generally retain our existing approach to evaluating and establishing executive compensation, with an emphasis on performance-based compensation that rewards executives when they deliver value for our stockholders.

Tax Deductibility of Executive Compensation

The Nominating, Governance and Compensation Committee and our Board of Directors have considered the potential future effects of Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), on the compensation paid to our executive officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for our Chief Executive Officer and each of the other Named Executive Officers (other than our Chief Financial Officer), unless compensation is performance based. While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the Nominating, Governance and Compensation Committee, however, retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718 (formerly known as SFAS No. 123(R)) (“ASC Topic 718”), for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth information concerning compensation paid or accrued during the fiscal years ended December 31, 2016, 2015, and 2014, for services rendered to us by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Terry M. Rich	2016	8,654		—	886,000	651,220	22	(3)	1,545,896
Chief Executive Officer

Michael C. Plunkett	2016	331,731		120,000	443,000	73,595	8,793	(3)	977,119
Chief Operating Officer	2015	325,102		—	162,000	—	6,701		493,803
	2014	330,415		198,925	235,950	101,947	17,119		884,356

Leslie H. Cross	2016	107,987		—	—	22,817	312,990	(5)	443,793
Former interim Chief Executive Officer and current member of the Board of Directors	2015	—		—	75,000	49,490	75,000	(5)	199,490
	2014	360,255	(6)	33,600	—	—	6,500		400,355

James M. Corbett	2016	457,212		—	—	—	302,259	(4)	759,471
Former President and Chief Executive Officer	2015	530,000		—	337,500	—	7,644		875,144
	2014	340,423		250,870	355,000	396,325	6,500		1,349,118

Michael O’Neill	2016	331,135		150,000	—	—	73,216	(4)	554,351
Former Chief Financial Officer, Vice President and Treasurer	2015	335,000		—	162,000	—	6,500		503,500
	2014	331,539		205,046	85,200	71,127	6,500		699,412

Dennis Nelson	2016	250,616		68,000	66,450	44,157	2,448	(3)	431,671
Former Vice President and Corporate Controller

Ebun S. Garner	2016	280,000		134,000	177,200	117,752	7,061	(3)	716,013
Former General Counsel, Senior Vice President and Corporate Secretary	2015	280,000		—	162,000	—	6,500		448,494
	2014	280,000		171,382	85,200	71,127	6,500		614,209

(1)	The amounts shown represent the aggregate dollar amounts earned under the Company’s annual discretionary bonus program. For 2016, represents the bonuses paid to certain Named Executive Officers following the closing of the Globus Transaction.
(2)	The amounts shown represent the aggregate grant date fair values of these awards computed in accordance with ASC Topic 718, “Stock Compensation.” The assumptions and methodologies used to calculate these amounts are discussed in Notes 2 and 10 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 31, 2017 (the “Form 10-K”). See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” in the Form 10-K. The grant date fair value of the PSUs included in this column and granted in 2014 and 2015 was calculated based on the probable achievement of the performance goals as determined at the date of grant, which was determined to be the target level of performance. The highest level of performance that may be achieved for the PSUs is 200% of the target. The maximum grant date fair value of the PSUs granted in 2014 to the Named Executive Officers is as follows: Mr. Corbett, $500,000; Mr. O’Neill, $120,000; Mr. Plunkett, $120,000; and Mr. Garner, $120,000. The maximum grant date fair value of the PSUs granted in 2015 to the Named Executive Officers is as follows: Mr. Corbett, $500,000; Mr. O’Neill, $240,000; Mr. Plunkett, $240,000; and Mr. Garner, $243,600.
(3)	All other 2016 compensation for consists of matching contributions under our 401(k) plan and long-term disability insurance premiums paid by us.

(4)	All other 2016 compensation for Messrs. Corbett and O’Neill consists of matching contributions under our 401(k) plan, long-term disability insurance premiums paid by us and severance in the amount of $294,897 for Mr. Corbett and $64,423 for Mr. O’Neill.
(5)	Mr. Cross served as our interim Chief Executive Officer until May 1, 2014, and again from October 2016 until Mr. Rich was appointed as Chief Executive Officer in December 2016. All other 2016 compensation for Mr. Cross reflects the cash compensation that he was paid under our non-employee director compensation program totaling $310,000 in 2016 and $75,000 in 2015.
(6)	Included in Mr. Cross’s salary for 2014 is compensation of $31,250 that he was paid under our non-employee director compensation program in 2014.

Grants of Plan-Based Awards in 2016

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during the fiscal year ended December 31, 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock (#)(1)	All Other Option Awards Number of Securities Underlying Option (#)(2)		Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Terry M. Rich	12/10/16	—	—	—	—	—	—	—	200,000		4.90	651,220
Chief Executive Officer	12/10/16	—	—	—	—	—	—	200,000	—		—	886,000

Michael C. Plunkett	12/12/16	—	—	—	—	—	—	—	25,000		4.43	73,595
President and Chief Operating Officer	12/12/16	—	—	—	—	—	—	100,000	—		—	443,000

Dennis Nelson	12/12/16	—	—	—	—	—	—	—	15,000		4.43	44,157
Former Vice President and Corporate Controller	12/12/16	—	—	—	—	—	—	15,000	—		—	66,450

Ebun S. Garner	12/12/16	—	—	—	—	—	—	—	40,000		4.43	117,752
Former General Counsel, Senior Vice President and Corporate Secretary	12/12/16	—	—	—	—	—	—	40,000	—		—	177,200

Leslie H. Cross,	12/12/16	—	—	—	—	—	—	—	7,751	(4)	4.43	22,817
Former interim Chief Executive Officer and current member of the Board of Directors

(1)	The RSUs vest in four equal installments on each of the first four anniversaries of the date of grant (other than the RSU award to Mr. Plunkett, the vesting of which is measured from November 8, 2016), subject to the executive’s continuous service to the Corporation on each such vesting date. The award shall fully vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability.
(2)	Represents stock options that will vest over four years, with 25% of the options vesting on the first anniversary of the date of grant and the remainder of the options vesting monthly over the subsequent three years, provided that the executive remains employed as of the applicable vesting date. In addition, the stock options will fully vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability.
(3)	The grant date fair value of each award has been computed in accordance with ASC Topic 718. For more information about the assumptions used to determine the fair value of the equity awards during the year, see Notes 2 and 10 in the Notes to Consolidated Financial Statements included in the Form 10-K. See also our discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” in the Form 10-K.
(4)	Represents compensation received for service as a director during 2016 pursuant to our non-employee director compensation program. The options were fully vested on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment and Separation Agreements

Terry M. Rich

In connection with his appointment, we entered into an employment letter agreement with Mr. Rich, effective as of December 10, 2016, setting forth Mr. Rich’s compensation and certain other terms. Mr. Rich’s employment is at-will. Pursuant to his employment letter agreement, Mr. Rich will be paid an annual base salary of $450,000 and he will be eligible to receive an annual target cash bonus equal to 100% of his annual base salary upon the Company’s and his achievement of goals to be established by the Board of Directors each fiscal year. Mr. Rich is also entitled to participate in all of the Company’s benefits programs available to management employees and to receive reimbursement of reasonable expenses he incurs in connection with his service to the Company.

We and Mr. Rich also entered into a severance agreement and a change in control agreement, each effective December 10, 2016. The severance agreement provides that in the event Mr. Rich’s employment is terminated without cause, he will be eligible to receive the following severance and other benefits, subject to his execution of a release of claims against the Company and certain other conditions: (a) the payment of cash severance in a lump sum equal to one and one-half times the sum of (x) his regular annual base salary and (y) his annual target bonus in effect in the calendar year in which the termination of employment occurs; (b) the Company will pay premiums for the continuation of his health and dental insurance coverage pursuant to COBRA for a period of 18 months; and (c) the post-termination exercise period for any vested stock options held by Mr. Rich at the date of termination will be extended through the later of (i) 90 days after his date of termination or (ii) the remaining term of such awards.

Under the change in control agreement, in the event Mr. Rich’s employment is terminated without cause or for good reason (each as defined in the agreement), and such termination occurs within 24 months following a change in control (as defined in the agreement), he will be eligible to receive the following severance and other benefits, subject to his execution of a release of claims against the Company: (a) the payment of cash severance in a lump sum equal to the sum of (w) two times his regular annual base salary, (x) two times his annual target bonus in effect in the calendar year in which the termination of employment occurs, (y) a prorated portion (based on the number of calendar months that have elapsed during the calendar year in which the date of termination occurs, up to a maximum of 6 months) of the highest grant date fair value of any long-term incentive award (cash and/or equity-based) granted to Mr. Rich in the three calendar year period prior to the calendar year in which the termination date occurs, and (z) a prorated portion (based on the number of calendar months that have elapsed during the calendar year in which the date of termination occurs) of the greater of (i) the annual target bonus in effect in the calendar year in which the termination of employment occurs or (ii) the highest annual bonus paid to Mr. Rich of the three bonuses paid to him prior to his termination; (b) the Company will pay premiums for the continuation of his health and dental insurance coverage pursuant to COBRA for a period of 18 months; (c) all of his outstanding equity awards will vest (with any performance awards vesting as set forth in the applicable award agreements); and (d) the post-termination exercise period for any vested stock options held by Mr. Rich at the date of termination will be extended through the later of (x) 24 months after his date of termination or (y) the remaining term of such awards (provided that if his stock options are terminated or cashed-out in connection with a change in control, he shall receive a lump sum cash payment equal to the time value of such stock options (i.e., as determined under the Black-Scholes method) inclusive of the economic value for the extended post-termination exercise period.

James M. Corbett

In May 2014, we and Alphatec Spine entered into an employment agreement with James Corbett, pursuant to which Mr. Corbett served as our President and Chief Executive Officer. Pursuant to the agreement, Mr. Corbett received an annual base salary for 2016 of $530,000, and was eligible to receive an incentive bonus each fiscal year in an amount equal to a percentage of his annual base salary for such year established by the Nominating, Governance and Compensation Committee, with the payment of such bonus based on Mr. Corbett’s achievement of performance objectives established by our Nominating, Governance and Compensation Committee each fiscal year. For fiscal year 2015, the last year for which Mr. Corbett was eligible for a bonus prior to his termination of employment, Mr. Corbett’s target bonus percentage remained at 80% of his base salary.

Pursuant to his employment agreement, in the event that Mr. Corbett was terminated (i) without cause or (ii) by Mr. Corbett following certain events, he was entitled to receive as severance compensation equivalent to nine months of base salary plus 100% of his annual target bonus amount then in effect, paid over a period of nine months. During the severance period, Mr. Corbett was also eligible to receive a “gross-up” related to any taxes incurred for the continuation of his health and dental insurance coverage pursuant to COBRA. Previously granted stock options and restricted stock which were scheduled to vest during the severance period would also continue to vest. Mr. Corbett would also have 90 days after the end of the severance period to exercise any and all vested options. In the event that his employment was terminated within 180 days following a change of control, the severance period would have increased from nine months to twelve months. As previously described, on September 12, 2016, James M. Corbett departed from his position as our President and Chief Executive Officer, and as a member of the Board of Directors. In connection with Mr. Corbett’s resignation and in consideration for his prior service, we entered into a separation agreement with him. Pursuant to the terms of his separation agreement, Mr. Corbett will receive cash severance payments of (i) nine months of his annual base salary prior to his departure, which amounts to $397,500; and (ii) a payment equal to 100% of Mr. Corbett’s target bonus amount, which amounts to $424,000. The foregoing payments are less applicable withholding amounts and payable bi-weekly over a period of 39 weeks in accordance with the Company’s payroll practices. In addition, the Company will pay the cost of COBRA insurance coverage for Mr. Corbett and his eligible family members for a period of nine months, including a gross up of taxes for such payments. The separation agreement contains a release by Mr. Corbett of any claims in favor of the Company. The separation agreement also contains certain restrictive covenants and confidentiality provisions, including non-solicitation and non-disparagement obligations continuing for twelve months.

Leslie H. Cross

In connection with his appointment, effective as of September 15, 2016, as interim Chief Executive Officer, we entered into agreement pursuant to which Mr. Cross received a monthly salary of $33,333, and the Board of Directors was able to terminate Mr. Cross’s role as interim Chief Executive Officer on 30 days’ notice. This employment arrangement terminated upon his cessation of service as our interim Chief Executive Officer in December 2016.

Michael O’Neill

In October 2010, we and Alphatec Spine entered into an employment agreement with Michael O’Neill, pursuant to which Mr. O’Neill served as our Chief Financial Officer, Vice President and Treasurer. Pursuant to the agreement, Mr. O’Neill received an annual base salary for 2016 of $335,000 and he was eligible to receive incentive bonuses based on our and his achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. Mr. O’Neill’s target bonus percentage remained at 60% of his base salary in 2016.

Pursuant to his employment agreement, in the event that Mr. O’Neill was terminated (i) without cause or (ii) by Mr. O’Neill following certain events, he was entitled to receive as severance compensation his base salary for a period of 12 months, and payment of, or reimbursement for the continuation of his health and dental insurance coverage pursuant to COBRA for the period in which he is receiving severance, and a “gross up” related to any taxes incurred in connection with such COBRA payments. In the event that Mr. O’Neill’s employment was terminated due to either his death or disability, we would have been required to pay Mr. O’Neill (or his estate, as the case may be) an amount equal to Mr. O’Neill’s target bonus for the fiscal year in which such termination occurred (with such amount pro-rated based on the date of termination). In addition, in the event of termination due to death or disability, any unvested stock options and restricted stock awards held by Mr. O’Neill would have become fully vested and not subject to forfeiture or repurchase. In connection with Mr. O’Neill’s resignation and in consideration for his prior service, we entered into a separation agreement dated as of October 5, 2016 with him. Pursuant to the terms of the separation agreement, Mr. O’Neill is entitled to receive cash severance payments of 12 months of his annual base salary prior to his departure, which amounts to $335,000. The foregoing amount will be less applicable withholding amounts and payable bi-weekly over a period of one year in accordance with the Company’s payroll practices. In addition, the Company will pay the cost of COBRA insurance coverage for Mr. O’Neill and his eligible family members for a period of 12 months, including a gross up of taxes for such payments. The separation agreement contains a release by Mr. O’Neill of any claims in favor of the Company. The separation agreement also contains certain restrictive covenants and confidentiality provisions, including non-solicitation and non-disparagement obligations continuing for 12 months.

Michael C. Plunkett

In January 2014, we and Alphatec Spine entered into an employment agreement with Michael Plunkett, pursuant to which Mr. Plunkett agreed to serve as our Chief Operating Officer. Pursuant to the agreement, Mr. Plunkett received an initial annual base salary of $325,000, and he is eligible to receive incentive bonuses based on our and Mr. Plunkett’s achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. For fiscal year 2016, Mr. Plunkett’s target bonus percentage remained at 60% of his base salary.

In connection with his appointment as President, effective as of September 15, 2016, the Company entered into an amendment to his employment agreement, pursuant to which Mr. Plunkett’s annual base salary was increased to $350,000, and his target annual bonus was increased to 70% of his annual base salary. Under his employment agreement, in the event that Mr. Plunkett is terminated without cause he is entitled to receive as severance compensation his base salary for a period of nine months and payment, or reimbursement, of the continuation of his health and dental insurance coverage pursuant to COBRA.

Dennis Nelson

In March 2011, we and Alphatec Spine entered into an employment agreement with Dennis Nelson, pursuant to which Mr. Nelson agreed to serve as our Vice President and Corporate Controller. Pursuant to the agreement, Mr. Nelson received an annual base salary for 2016 of $250,0000, and he was eligible to receive incentive bonuses based on our and Mr. Nelson’s achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. Mr. Nelson’s target bonus percentage was 35% of his base salary in 2016.

Mr. Nelson served as our interim principal accounting and financial officer from October 6, 2016 until Mr. Black was appointed as our Executive Vice President and Chief Financial Officer in March 2017.

We and Mr. Nelson also entered into a retention agreement pursuant to which Mr. Nelson earned a cash bonus of $150,000 for remaining employed by the Company on April 1, 2017.

On April 14, 2017, Mr. Nelson resigned from the Company. In connection with Mr. Nelson’s resignation and in consideration for his execution of a release agreement in favor of the Company related to any claims, pursuant to the terms of the release agreement, Mr. Nelson is entitled to receive cash payments of $4,819.54 per week for twenty-six (26) weeks, less applicable withholding amounts, payable bi-weekly in accordance with the Company’s payroll practices. In addition, the Company will pay the cost of COBRA insurance coverage for Mr. Nelson and his eligible family members through October 31, 2017, including a gross up of taxes for such payments. As additional consideration, Mr. Nelson’s outstanding stock options (other than his December 2016 option grant) will remain exercisable until each such option’s respective expiration date. The agreement also contains certain restrictive covenants and confidentiality provisions, including non-solicitation of employees and non-disparagement obligations contained in Mr. Nelson’s employment agreement.

Ebun Garner

In July 2006, we and Alphatec Spine entered into an employment agreement with Ebun Garner, pursuant to which Mr. Garner served as our General Counsel, Vice President Compliance. Pursuant to the agreement, Mr. Garner received an annual base salary for 2016 of $280,000, and he was eligible to receive incentive bonuses based on our and his achievement of annual performance objectives established by our Nominating, Governance and Compensation Committee at the beginning of each fiscal year. For fiscal year 2016, Mr. Garner’s target bonus percentage remained at 60% of his base salary.

Pursuant to his employment agreement, in the event of Mr. Garner’s termination without cause, he was entitled to receive as severance compensation his base salary for a period of nine months and during such nine-month period, Mr. Garner was entitled to continue to participate in all benefit programs that the Company establishes and makes available to its management employees.

On January 23, 2017, Mr. Garner entered into a resignation and transition agreement with us, pursuant to which Mr. Garner resigned, effective as of February 28, 2017, as our General Counsel, Senior Vice President and Corporate Secretary. Pursuant to the agreement, Mr. Garner remained an employee through February 28, 2017, maintaining his title, compensation and benefits while continuing to perform the responsibilities of his role. Following such date, Mr. Garner contracted to provide consulting services to us through December 31, 2017. Mr. Garner will receive a consulting fee of $10,000 per month. The payment of the consulting fee shall be conditioned on Mr. Garner’s continued ability to provide such consulting services.

In connection with Mr. Garner’s resignation and in consideration for his execution of a release agreement in favor of the Company related to any claims; pursuant to the terms of the release agreement, Mr. Garner is entitled to receive cash payments of $23,333.33 per month through December 31, 2017, less applicable withholding amounts and payable bi-weekly in accordance with the Company’s payroll practices. In addition, the Company will pay the cost of COBRA insurance coverage for Mr. Garner and his eligible family members through December 31, 2017, including a gross up of taxes for such payments. As additional consideration, Mr. Garner’s outstanding stock options (other than his December 2016 option grant) will be converted into non-qualified stock options and remain exercisable until each such option’s respective expiration date. The agreement also contains certain restrictive covenants and confidentiality provisions, including non-solicitation of employees and non-disparagement obligations contained in Mr. Garner’s employment agreement.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information regarding grants of stock options and unvested stock awards that were outstanding and held by our Named Executive Officers as of December 31, 2016.

		Option Awards(1)					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)(3)
Terry M. Rich	12/10/2016	—	—		—	—	200,000	(2)	642,000	—		—
	12/10/2016	—	200,000		4.90	12/10/2026	—		—	—		—

Michael C. Plunkett	12/12/2016	—	25,000		4.43	12/12/2026	100,000	(2)	321,000	—		—
	2/25/2015	—	—		—	—	—		—	10,000	(5)	32,100
	7/30/2014	4,218	5,156		17.04	7/30/2024	—		—	—		—
	1/8/2014	1,432	650		24.12	1/8/2024	—		—	3,125	(4)	10,031
	8/8/2013	2,031	468		24.48	8/8/2023	—		—	883	(4)	2,674
	8/8/2013	2,031	468		24.48	8/8/2023	—		—	—		—
	1/4/2013	5,077	339		20.64	1/4/2023	—		—	—		—
	3/19/2012	6,250	—		26.04	3/19/2022	—		—	—		—

Leslie H. Cross	12/12/2016	7,751	—		4.43	12/12/2026	—		—	—		—
	2/25/2015	1,890	3,778		16.20	2/25/2025	—		—	—		—
	8/8/2013	12,695	2,929		24.48	8/8/2023	—		—	—		—
	8/8/2013	—	—		—	—	—		—	5,208	(4)	16,718
	6/21/2013	—	33,333	(6)	24.60	6/21/2023	—		—	—		—
	6/21/2013	15,624	1,042		24.60	6/21/2023	—		—	—		—
	1/4/2013	13,980	2,685		20.64	1/4/2023	—		—	—		—
	2/26/2012	—	—		—	—	—		—	16,666	(7)	53,498
	7/27/2011	—	—		—	—	—		—	2,913	(7)	9,351
	3/25/2011	2,083	—		31.44	3/25/2021	—		—	—		—

James M. Corbett	2/25/2015	—	—		—	—	—		—	20,833	(5)	66,874
	5/1/2014	23,438	18,228		16.32	5/1/2024	—		—	—		—

Dennis Nelson	12/12/2016	—	15,000		4.43	12/12/2026	15,000	(2)	48,150	—		—
	2/25/2015	—	—		—	—	—		—	5,000	(5)	16,050
	8/8/2013	2,031	469		24.48	8/8/2023	—		—	833	(4)	2,674
	7/30/2014	2,110	1,640		17.04	7/30/2024	—		—	—		—
	1/4/2013	5,859	391		20.64	1/4/2023	—		—	—		—
	12/19/2012	2,500	—		24.60	12/19/2022	—		—	—		—

Ebun S. Garner	12/12/2016	—	40,000		4.43	12/12/2026	40,000	(2)	128,400	—		—
	2/25/2015	—	—		—	—	—		—	10,000	(5)	32,100
	7/30/2014	3,280	4,219		17.04	7/30/2024	—		—	—		—
	8/8/2013	3,808	878		24.48	8/8/2023	—		—	1,562	(4)	5,014
	1/4/2013	9,765	651		20.64	1/4/2023	—		—	—		—
	12/19/2012	8,657	—		24.60	12/19/2022	—		—	—		—
	11/4/2010	4,583	—		27.72	11/4/2020	—		—	—		—
	3/6/2009	1,666	—		15.36	3/6/2019	—		—	—		—

Michael O’Neill	7/30/2014	3750	—		17.04	1/3/2017	—		—	—		—
	8/8/2013	3,516	—		24.08	1/3/2017	—		—	—		—
	1/4/2013	9,765	—		20.64	1/3/2017	—		—	—		—
	12/19/2012	2,082	—		24.60	1/3/2017	—		—	—		—
	11/12/2010	6,614	—		26.76	1/3/2017	—		—	—		—

(1)	Except as described below, all unvested option awards vest over four years, with 25% of such option vesting on the anniversary of the grant date, and the remainder of the options vesting monthly over the subsequent three years, provided that the executive remains employed as of the applicable vesting date. In addition, the stock options will fully vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability. All option awards have a term of ten years from the date of grant. The options granted to Mr. Cross on December 12, 2016 were fully vested on the date of grant. The options granted to the executives on December 19, 2012 vested over three years with one third vesting on the anniversary of the grant date and the remaining two thirds vesting in eight tranches every three months thereafter.
(2)	The RSUs vest in four equal installments on each of the first four anniversaries of the date of grant (other than the RSU award to Mr. Plunkett on December 12, 2016, the vesting of which is measured from November 8, 2016), subject to the executive’s continuous service to the Company on each such vesting date. The award shall fully vest upon a change in control of the company and shall be subject to certain accelerated vesting in the event of the executive’s death or disability.
(3)	Amount based on the December 30, 2016 closing price of $3.21 per share of our common stock on The NASDAQ Global Select Market.
(4)	These restricted share awards will vest based upon achieving a defined level of performance against an industry index based on our common stock price on certain dates or upon a change of control.
(5)	Reflects the “target” number of PSUs granted to the Named Executive Officers in 2015. The PSUs will be eligible to vest after the close of our 2017 fiscal year based upon the achievement of certain company performance goals over the period from January 1, 2015 through December 31, 2017; provided that the participant remains employed as of the date of the determination of the achievement of the performance goals. The highest level of performance that may be achieved for the PSUs is 200% of the target. The performance criteria consists of Free Cash Flow and Return on Invested Capital targets, to be reached on December 31, 2017, with each being weighted at 50% of the total target.
(6)	These options are eligible to vest on the following schedule subject to (i) Mr. Cross’s continued service as Chairman or CEO and (ii) the achievement of a defined level of performance against an industry index based on our common stock price on certain dates or upon a change of control: 31.25% of the options vested on the date of grant, 6.25% vested on September 13, 2013 and 6.25% vested on every 3 month anniversary thereafter.
(7)	These awards are eligible to vest on the following schedule subject to (i) Mr. Cross’s continued service as Chairman or CEO and (ii) the achievement of a defined level of performance against an industry index based on our common stock price on certain dates or upon a change of control: one-third of the shares subject to the award will vest on each anniversary of the date of grant.

Option Exercises and Stock Vested in 2016

The following table sets forth information regarding vesting of stock awards held by our Named Executive Officers during the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Leslie H. Cross	—	—	—	—
James M. Corbett	—	—	—	—
Michael O’Neill	—	—	—	—
Michael C. Plunkett	—	—	25,000	35,125
Dennis Nelson	—	—	—	—
Ebun S. Garner	—	—	—	—

(1)	The value realized on vesting is calculated by multiplying the number of shares that vested on the applicable vesting date by the closing price of our common stock on The NASDAQ Global Select Market on the applicable vesting date.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Post-Employment Payments Table

The following table summarizes the potential payments to our Named Executive Officers in the scenarios identified in the table below. The table assumes that the termination of employment or change in control, as applicable, occurred on December 31, 2016. The definitions of “cause” and “good reason” are contained in the applicable employment agreement for each of our Named Executive Officers, which are described above under the heading “—Employment and Separation Agreements.” Mr. Corbett’s and Mr. O’Neil’s employment terminated prior to December 31, 2016, and their actual separation arrangements are described above under the heading “—Employment and Separation Agreements.”

Name	Benefit	Death ($)	Disability ($)	Change in Control (no Termination) ($)	Termination Without Cause (or, for Mr. Rich, Good Reason) (no Change in Control) ($)		Termination Without Cause (or, for Mr. Rich, Good Reason Within 24 Months Following a Change in Control ($)
Terry M. Rich	Cash Severance	—	—	—	1,350,000	(1)	2,250,000	(2)
	Continued Health Benefits(4)	—	—	—	44,922		44,922
	Stock Award Acceleration(5)	8,352	8,352	642,000	—		642,000
	Option Award Acceleration(6)	—	—	—	—		—
	Total	8,352	8,352	642,000	1,394,928		4,474,142

Leslie H. Cross	Cash Severance	—	—	—	—		—
	Continued Health Benefits(2)	—	—	—	—		—
	Stock Award Acceleration(5)	323	323	79,331	—		—
	Option Award Acceleration(6)	—	—	—	—		—
	Total	323	323	79,331	—		—

Dennis T. Nelson	Cash Severance	—	—	—	125,000	(3)	125,000	(3)
	Continued Health Benefits(4)	—	—	—	10,061		10,061
	Stock Award Acceleration(5)	626	626	74,899	—		—
	Option Award Acceleration(6)	—	—	—	—		—
	Total	626	626	74,899	135,062		135,062

Michael C. Plunkett	Cash Severance	—	—	—	262,500	(3)	262,500	(3)
	Continued Health Benefits(4)	—	—	—	14,157		14,157
	Stock Award Acceleration(5)	4,176	4,176	381,855	—		—
	Option Award Acceleration(6)	—	—	—	—		—
	Total	4,176	4,176	381,855	276,657		276,657

Ebun S. Garner	Cash Severance	—	—	—	210,000	(3)	210,000	(3)
	Continued Health Benefits(4)	—	—	—	13,100		13,100
	Stock Award Acceleration(5)	4,176	4,176	181,564	—		—
	Option Award Acceleration(6)	—	—	—	—		—
	Total	4,176	4,176	181,564	223,100		223,100

(1)	For Mr. Rich, includes the aggregate cash severance payable to him in a lump sum upon a qualifying termination of employment under his severance agreement, consisting of one and one-half times the sum of his annual base salary ($450,000 for 2016) and his annual target bonus (100% of base salary for 2016).

(2)	For Mr. Rich, includes the aggregate cash severance payable to him in a lump sum upon a qualifying termination of employment under his change in control agreement, consisting of (a) two times the sum of his annual base salary ($450,000 for 2016) and his annual target bonus (100% of base salary for 2016), (b) a prorated portion (based on the number of calendar months that have elapsed during the calendar year in which the date of termination occurs, up to a maximum of 6 months) of the highest grant date fair value of any long-term incentive award (cash and/or equity-based) granted to Mr. Rich in the three calendar year period prior to the calendar year in which the termination date occurs (and for purposes of this disclosure, because Mr. Rich has not yet received a long-term incentive award, no value was included for purposes of this clause (b)), and (c) a prorated portion (based on the number of calendar months that have elapsed during the calendar year in which the date of termination occurs) of the greater of (i) the annual target bonus in effect in the calendar year in which the termination of employment occurs or (ii) the highest annual bonus paid to Mr. Rich of the three bonuses paid to him prior to his termination (and for purposes of this disclosure, Mr. Rich’s target bonus for 2016 was used for purposes of this clause (c)).
(3)	Represents 9 months’ base salary, payable over the applicable severance period.
(4)	Represents the aggregate premium payments that we would be required to pay to or on behalf of the applicable executive for the applicable severance period to provide continued health insurance coverage under COBRA (based on the executive’s health insurance coverage elections as of December 31, 2016) (which is 18 months post-termination for Mr. Rich and 9 months post-termination for the other executives).
(5)	Represents, for each executive officer, the value attributable to the accelerated vesting of the unvested portion of all outstanding RSU, PSU and restricted stock awards held by the executive officer as of December 31, 2016 that would have accelerated had the executive’s death or disability or a change in control had occurred on that date, calculated by multiplying the number of shares underlying the portion of such awards that would have vested upon such occurrence by the closing price per share of our common stock on December 30, 2016 (the last trading day of 2016) of $3.21.
(6)	Represents, for each executive officer, the value attributable to the accelerated vesting of the unvested portion of all outstanding stock options held by the executive officer as of December 31, 2016. Since all outstanding stock options held by the executive officers as of December 31, 2016 had exercise prices in excess of the closing price per share of our common stock on December 30, 2016 (the last trading day of 2016) of $3.21, no value is reported in table above.

Nominating, Governance and Compensation Committee Interlocks and Insider Participation.

During fiscal year 2016, the members of the Nominating, Governance and Compensation Committee were Mr. Molson and Mr. O’Neil. No member of the Nominating, Governance and Compensation Committee was at any time during fiscal year 2016 an officer or employee of the Company (or any of its subsidiaries), or was formerly an officer of the Company (or any of its subsidiaries). During fiscal year 2016, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Nominating, Governance and Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Nominating, Governance and Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2016 to each of our current directors and former directors, Siri S. Marshall, Rohit Desai and Tom C. Davis. The compensation paid to Mr. Cross for his service as a director is included in the executive compensation tables above since he is a Named Executive Officer for 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Mortimer Berkowitz III(1)	—	—	—	—	—
Siri S. Marshall	126,750	—	—	—	126,750
R. Ian Molson	136,000	—	—	—	136,000
Stephen E. O’Neil	126,750	—	—	—	126,750
Tom C. Davis	8,250	—	—	—	8,250
Donald A. Williams	170,000	—	—	—	170,000
Rohit M. Desai	5,500	—	—	—	5,500

(1)	Mr. Berkowitz was not paid any compensation for his service as a director during 2016 nor did he have any stock awards or options outstanding as of December 31, 2016.
(2)	As of December 31, 2016, our non-employee directors held the following option awards: Ms. Marshall, 29,220 options; Mr. Molson, 32,648 options; Mr. O’Neil, 35,779 options; Mr. Davis, no options; and Mr. Williams, 6,600 options. None of our non-employee directors held unvested stock awards as of December 31, 2016 (other than Mr. Cross, whose awards are described in the executive compensation tables).

In February 2015, the Nominating, Governance and Compensation Committee approved the following annual compensation program for a non-employee Chairman of the Board of Directors: (i) an annual grant of nonqualified options equivalent in value to $50,000 on the date of grant with three-year vesting; and (ii) an annual grant of shares of restricted common stock equivalent in value to $75,000 on the date of grant with one-year vesting. During 2016, none of our non-employee directors (other than Mr. Cross, whose awards are described in the executive compensation tables) received stock awards or options and instead received additional cash compensation (as reflected in the table above) in lieu of such awards.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(2)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	854,994	(2)	$14.72	469,453	(3)
Equity compensation plans not approved by security holders(4)	300,000	(5)	4.90	—

Total	1,154,994		$12.17	469,453

(1)	Includes awards outstanding under our Amended and Restated 2005 Employee, Director and Consultant Stock Plan (our “2005 Plan”), which expired by its terms in April 2016, and our 2016 Equity Incentive Award Plan (the “2016 Plan”).
(2)	Excludes 351,825 shares subject to unvested RSU and restricted stock awards under our 2005 Plan and our 2016 Plan as of December 31, 2016.
(3)	Includes 392,659 shares remaining available for issuance under our 2016 Plan as of December 31, 2016 and 76,795 shares remaining available for issuance under our 2007 Employee Stock Purchase Plan as of December 31, 2016.
(4)	The material features of our Inducement Plan are described in Note 10 to our consolidated financial statements included in our Form 10-K.
(5)	Excludes 646,644 shares subject to unvested RSU awards under our Inducement Plan as of December 31, 2016.

COMPENSATION COMMITTEE REPORT

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this report into any filing of the Company under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this report by reference.

The Nominating, Governance and Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this report, with our management. Based on this review and discussion, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement.

Members of the Nominating, Governance and Compensation Committee

R. Ian Molson, Chairman

Stephen E. O’Neil

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 17, 2017 for (a) each of our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

The share amounts set forth in the column below entitled “Number of Shares of Common Stock Beneficially Owned” represent the number of shares of common stock beneficially owned by such holder as of April 17, 2017 assuming no conversion of the outstanding shares of Series A Convertible Preferred Stock issued in connection with our March 2017 private placement and no exercise of the common stock warrants issued in connection with our March 2017 private placement (the “Common Stock Warrants”) owned by such stockholder. Applicable percentage of ownership in the column below entitled “Percentage of Outstanding Common Stock” is based on 10,857,773 shares of common stock outstanding on April 17, 2017.

The share amounts set forth in the column below entitled “Number of Shares Beneficially Owned Assuming Conversion and Exercise” represent the number of shares of common stock beneficially owned by such holder as of April 17, 2017 assuming conversion of outstanding shares of Series A Convertible Preferred Stock and exercise of Common Stock Warrants owned by such stockholder (in each case, subject to the limitations described below).

Applicable percentage ownership in the column below entitled “Percentage of Shares Beneficially Owned Assuming Conversion and Exercise” is based on 22,098,523 shares of common stock outstanding as of April 17, 2017, which assumes that we receive the requisite stockholder approval pursuant to NASDAQ listing rules and the exercise of the Common Stock Warrants to purchase 5,208,526 shares of common stock and the conversion of outstanding shares of Series A Convertible Preferred Stock into 6,032,224 shares of common stock.

Under the terms of the Common Stock Warrants, following the requisite stockholder approval, certain of the warrant holders, at their election, may not exercise the warrants to the extent such exercise would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% of our then outstanding common stock following such exercise (subject to adjustment up to 9.99% upon the fulfillment of certain conditions), excluding for purposes of such determination shares of common stock issuable upon exercise of the Common Stock Warrants which have not been exercised. In addition, following approval of Proposal 7, our shares of Series A Convertible Preferred Stock may not be converted by certain holders thereof, at their election, if such conversion would cause such holder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding common stock following such conversion (subject to adjustment up to 9.99% upon the fulfillment of certain conditions). The disclosures the columns below entitled “Number of Shares Beneficially Owned Assuming Conversion and Exercise” and “Percentage of Shares Beneficially Owned Assuming Conversion and Exercise” and in the footnotes to the table below concerning the stockholders’ beneficial ownership percentage assuming the conversion of our shares of Series A Convertible Preferred Stock and exercise of Common Stock Warrants reflect these limitations.

Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Alphatec Holdings, Inc., 5818 El Camino Real, Carlsbad, California 92008.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Common Stock	Number of Shares of Common Stock Beneficially Owned Assuming Conversion and Exercise(1)		Percentage of Outstanding Common Stock Assuming Conversion and Exercise
Directors and Named Executive Officers
Leslie H. Cross(2)	96,591	*	96,591		*
Terry M. Rich	2,500	*	502,500	(3)	2.3%
Mortimer Berkowitz III(4)	2,649,912	24.4%	3,449,912	(5)	15.6%
R. Ian Molson(6)	60,971	*	60,971		*
Stephen E. O’Neil(7)	41,092	*	41,092		*
Donald A. Williams(8)	8,561	*	8,561		*
Michael C. Plunkett(9)	39,504	*	189,504	(10)	*
James M. Corbett	5,683	*	5,683		*
Michael O’Neill	9,875	*	9,875		*
Dennis Nelson(11)	13,845	*	13,845		*
Ebun S. Garner(12)	41,392	*	41,392		*
All current executive officers and directors as a group (12 persons)(13)	2,921,425	26.4%	5,259,547	(14)	23.6%

Five Percent Stockholders
HealthpointCapital Partners, L.P.(15)	898,098	8.3%	898,098		4.0%
505 Park Avenue, 12th Floor New York, NY 10022

HealthpointCapital Partners II, L.P.(16)	1,750,880	16.1%	1,750,880		7.9%
505 Park Avenue, 12th Floor New York, NY 10022

John H. Foster(17)	2,648,978	24.4%	2,648,978		12.0%
c/o HealthpointCapital Partners, L.P. 505 Park Avenue, 12th Floor New York, NY 10022

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.
(1)	Beneficial ownership is determined in accordance with the rules promulgated by the SEC and includes sole or shared voting or investment power with respect to the securities. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants and preferred stock held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 17, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person shown in the table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
(2)	Includes 61,591 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(3)	Assumes the exercise of a Common Stock Warrant to purchase 250,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 250,000 shares of common stock underlying such Series A Convertible Preferred Stock.
(4)	Includes 898,098 shares held by HealthpointCapital Partners, L.P. and 1,750,880 shares held by HealthpointCapital Partners II, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. and he is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P., and therefore Mr. Berkowitz may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P. Mr. Berkowitz disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares. Also includes 933 shares owned by Mr. Berkowitz’s spouse.

(5)	Assumes the exercise of (i) a Common Stock Warrant to purchase 400,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 400,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by Mr. Berkowitz, and (ii) a Common Stock Warrant to purchase 400,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 400,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by Porcupine Investment Partners, LLC.
(6)	Includes 16,665 shares held by the Swiftsure Trust. Mr. Molson controls Nantel Investment, Ltd., which is the beneficiary of the Swiftsure Trust. Mr. Molson disclaims beneficial ownership of the shares held by the Swiftsure Trust except to his proportionate pecuniary interest in such shares. Also, includes 30,453 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(7)	Includes 27,025 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(8)	Includes 5,505 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(9)	Includes 20,856 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(10)	Assumes the exercise of a Common Stock Warrant to purchase 75,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 75,000 shares of common stock underlying such Series A Convertible Preferred Stock.
(11)	Includes 13,289 shares of common stock issuable pursuant to the exercise of options which were vested as of Mr. Nelson’s April 14, 2017 termination date.
(12)	Includes 34,109 shares of common stock issuable pursuant to the exercise of options or release of restricted awards that are or will become vested within 60 days of April 17, 2017.
(13)	See footnotes (2) through (12) above. Also includes 10,416 shares of common stock issuable pursuant to the exercise of options or release of restricted awards held by Craig E. Hunsaker our Executive Vice President, People & Culture and General Counsel, that are or will become vested within 60 days of April 17, 2017. Includes 898,098 shares held by HealthpointCapital Partners, L.P., and 1,750,880 shares held by HealthpointCapital Partners II, L.P., which may be deemed to be beneficially owned by our director, Mortimer Berkowitz III. See also footnote (4) above.
(14)	See footnotes (3), (5) and (10) above. Also assumes the exercise of (i) a Common Stock Warrant to purchase 250,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 250,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by held by Craig E. Hunsaker our Executive Vice President, People & Culture and General Counsel; (ii) a Common Stock Warrant to purchase 125,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 125,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by Jonathan Allen, our Executive Vice President, Commercial Operations; (iii) a Common Stock Warrant to purchase 50,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 50,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by Brian R. Snider, our Executive Vice President, Strategic Marketing and Product Development; and (iv) a Common Stock Warrant to purchase 25,000 shares of common stock and conversion of Series A Convertible Preferred Stock into 25,000 shares of common stock underlying such Series A Convertible Preferred Stock, each held by Jeffrey G. Black, our Executive Vice President and Chief Financial Officer.
(15)	Includes shares held by HealthpointCapital Partners, L.P. Mr. Berkowitz is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. Mr. Berkowitz and HGP, LLC may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P., but disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest in such shares. Based on Amendment No. 4 to Schedule 13D filed jointly by HealthpointCapital Partners, L.P., HGP, LLC, HealthpointCapital Partners II, L.P., HCPII Co-Invest Vehicle II, L.P., HGP II, LLC, and Mortimer Berkowitz III on March 19, 2012 and the Form 4 filed by HealthpointCapital Partners L.P. on November 30, 2012.
(16)	Includes shares held by HealthpointCapital Partners, II L.P. Mr. Berkowitz is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P. Mr. Berkowitz and HGP II, LLC may be deemed to beneficially own the shares held by HealthpointCapital Partners II, L.P., but disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest in such shares. Based on Amendment No. 4 to Schedule 13D filed jointly by HealthpointCapital Partners, L.P., HGP, LLC, HealthpointCapital Partners II, L.P., HCPII Co-Invest Vehicle II, L.P., HGP II, LLC, and Mortimer Berkowitz III on March 19, 2012 and the Form 4 filed by HealthpointCapital Partners II L.P. on November 30, 2012.
(17)	Includes 898,098 shares held by HealthpointCapital Partners, L.P. and 1,750,880 shares held by HealthpointCapital Partners II, L.P. Mr. Foster, our former director, is a managing member of HGP, LLC, which is the general partner of HealthpointCapital Partners, L.P. and he is a managing member of HGP II, LLC, which is the general partner of HealthpointCapital Partners II, L.P., and therefore Mr. Foster may be deemed to beneficially own the shares held by HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P. Mr. Foster disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as set forth below and in Item 11 - “Executive Compensation” of this report, there were no transactions to which we were a party since January 1, 2016 through the date of this report in which the amount involved exceeds $120,000 and in which our directors, executive officers and, to our knowledge, beneficial owners of more than 5% of our voting securities, or their immediate family members or affiliates, had or will have a direct or indirect material interest.

Agreements with our Officers, Directors and Principal Stockholders

For the year ended December 31, 2016, we incurred costs of less than $0.1 million related to reimbursement of travel and administrative expenses to HealthpointCapital, LLC. John H. Foster, our former director, is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are our principal stockholders. In addition, for the year ended December 31, 2016, we paid less than $0.1 million in connection with the indemnification obligations of our affiliates, Scient’x S.A.S. and Surgiview S.A.S., all of which was related to a litigation matter in which indemnification was provided by us to certain directors of our affiliates that are also our directors.

We have entered into indemnification agreements with all of our directors. The indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by us.

In our March 2017 private placement, the following directors and executive officers of the Company (or their affiliates) agreed to purchase an aggregate of $2.35 million of shares of Series A Convertible Preferred Stock, which shares are convertible into approximately 1,175,000 shares of common stock, and Warrants to purchase up to 1,175,000 shares of common stock: Mortimer Berkowitz III ($800,000), Terry M. Rich ($500,000), Craig Hunsaker ($500,000), Jonathan Allen ($250,000), Michael C. Plunkett ($150,000), Brian R. Snider ($100,000), Jeffrey Black ($50,000).

Related Party Transaction Policies

Our officers, directors and their affiliates are required to obtain Audit Committee approval in advance for any proposed related party transaction. In addition, all related party transactions of more than $250,000 are to be reviewed by at least two independent directors or the Audit Committee no less than five days before consummation of the proposed related party transaction, or upon agreement if less than five days between agreement and consummation, and the independent directors’ approval or disapproval of the proposed related party transaction are to be fully disclosed in our next annual or quarterly report immediately following the approval or disapproval of the proposed related party transaction. In addition, our code of business conduct requires that each director, officer and employee must do everything he or she reasonably can to avoid conflicts of interest or the appearance of conflicts of interest. The code of business conduct states that a conflict of interest exists when an individual’s private interest interferes in any way with our interests and sets forth a list of broad categories of the types of transactions that must be reported to our compliance officer. Under the code of business conduct, we reserve the right to determine when an actual or potential conflict of interest exists and then to take any action we deem appropriate to prevent the conflict of interest from occurring.

Board of Directors Independence

The Board of Directors has determined that the following directors are independent directors within the meaning of the applicable NASDAQ listing requirements: R. Ian Molson, David H. Mowry, Stephen E. O’Neil, Donald A. Williams and, as of May 1, 2017, Leslie H. Cross. In addition, the Board of Directors previously determined that our former director, Siri S. Marshall, who resigned from the Board of Directors in February 2017, was an independent director within the meaning of the applicable NASDAQ listing requirements.

Item 14.	Principal Accounting Fees and Services

The Board has approved the Audit Committee’s recommendation to have Ernst & Young LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending December 31, 2017.

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, and fees billed for other services rendered by Ernst & Young during those periods.

	Fiscal Year 2016	Fiscal Year 2015
Audit fees(1)	$2,032,616	$1,580,699
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$2,032,616	$1,580,699

(1)	Represents aggregate fees for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of financial statements included in the Company’s periodic filings, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

Pursuant to its charter, it is a primary duty and responsibility of the Audit Committee to pre-approve all audit and non-audit services rendered by our independent registered public accounting firm, and all such services were pre-approved in accordance with its charter during the fiscal years ended December 31, 2016 and 2015. Pursuant to its authorized responsibilities, the Audit Committee generally pre-approves specified services in the defined categories of audit services, tax services and other permissible non-audit services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of non-audit services by Ernst & Young was compatible with maintaining the independence of Ernst & Young and all such services had been preapproved.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The financial statements and financial statement schedules listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Purchase and Sale Agreement, dated as of July 25, 2016, by and between Alphatec Holdings, Inc. and Globus Medical Ireland, Ltd.		Form 8-K (Exhibit 2.1)	07/26/16	000-52024

2.2	First Amendment to Purchase and Sale Agreement, dated as of September 1, 2016, by and between Alphatec Holdings, Inc. and Globus Medical Ireland, Ltd.		Form 8-K (Exhibit 2.1)	09/08/16	000-52024

2.3	Second Amendment to Purchase and Sale Agreement and First Amendment to Product Manufacture and Supply Agreement, dated as of February 9, 2017, by and between Alphatec Holdings, Inc. and Globus Medical Ireland, Ltd.		Form 10-K (Exhibit 2.3)	03/31/17	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.2	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.3	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	03/31/10	000-52024

4.4	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	03/05/12	000-52024

4.5	Form of Warrant to Purchase Common Stock issued to each of Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”) on each of March 17, 2014 and November 21, 2014.		Form 8-K (Exhibit 4.1)	03/19/14	000-52024

Real Property Lease Agreements

10.1	Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016		Form 10-K (Exhibit 10.2)	03/15/16	000-52024

Loan Agreements

10.2†	Amended and Restated Credit, Security and Guaranty Agreement dated August 30, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC		Form 10-Q/A (Exhibit 10.1)	10/21/15	000-52024

10.3†	First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto		Form 8-K/A (Exhibit 10.3)	10/21/15	000-52024

10.4†	Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.1)	11/03/15	000-52024

10.5†	Third Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated March 11, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.3)	11/09/16	000-52024

10.6†	Fourth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated August 8, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-K (Exhibit 10.6)	03/31/17	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.7†	Consent and Fifth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated September 1, 2016 with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.3)	11/09/16	000-52024

10.8	Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust		Form 10-Q (Exhibit 10.3)	11/03/15	000-52024

10.9†	Facility Agreement, dated March 17, 2014, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.		Form 8-K/A (Exhibit 10.1)	10/21/15	000-52024

10.10	First Amendment to the Facility Agreement, dated July 10, 2015, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P.		Form 10-Q (Exhibit 10.2)	10/03/15	000-52024

10.11	Limited Waiver and Second Amendment to the Facility Agreement, dated February 5, 2016, by and among Alphatec Holdings, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., and Deerfield Special Situations Fund, L.P.		Form 10-Q (Exhibit 10.1)	05/06/16	000-52024

10.12	Guaranty and Security Agreement, dated March 17, 2014 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations International Master Fund, L.P.		Form 8-K (Exhibit 10.2)	03/19/14	000-52024

10.13†	Credit, Security and Guaranty Agreement, dated September 1, 2016 with Globus Medic, Inc.		Form 10-Q (Exhibit 10.1)	11/09/16	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.14†	Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004		Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.15†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.16†	Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated as of October 22, 2013		Form 10-K (Exhibit 10.26)	03/20/14	333-18790

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.17	First Amendment to the Collaboration Agreement by and among Alphatec Spine, Inc., Elite Medical Holdings, LLC and Pac 3 Surgical Products, LLC, dated November 2, 2015		Form 10-K (Exhibit 10.16)	03/15/16	000-52024

10.18†	Product Manufacture and Supply Agreement, dated September 1, 2016 with Globus Medical Ireland, Ltd.		Form 10-Q (Exhibit 10.2)	11/09/16	000-52024

Agreements with Officers and Directors

10.19*	Employment Agreement by and among Alphatec Spine, Inc., Alphatec Holdings, Inc. and Michael O’Neill, dated October 11, 2010		Form 10-Q (Exhibit 10.2)	11/08/10	000-52024

10.20*	Michael O’Neill Separation of Employment Agreement, effective as of September 15, 2016		Form 10-Q (Exhibit 10.7)	11/09/16	000-52024

10.21*	Employment Agreement, dated February 26, 2012, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc, and Leslie Cross		Form 10-Q (Exhibit 10.1)	05/08/12	000-52024

10.22*	Amendment to the Employment Agreement by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated May 1, 2014		Form 10-K (Exhibit 10.23)	02/27/15	000-52024

10.23*	Amendment to the Employment Agreement by and among Les Cross, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated September 15, 2016		Form 10-Q (Exhibit 10.4)	11/09/16	000-52024

10.24*	Amended and Restated Employment Agreement by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, Esq., dated July 17, 2006		Form 10-K (Exhibit 10.20)	03/07/08	000-52024

10.25*	Employment Agreement by and among James M. Corbett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., dated April 25, 2014		Form 10-Q (Exhibit 10.1)	07/31/14	000-52024

10.26*	James M. Corbett Separation of Employment Agreement, effective as of September 15, 2016		Form 10-Q (Exhibit 10.6)	11/09/16	000-52024

10.27*	Employment Agreement by and among Michael Plunkett, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated February 17, 2014		Form 10-Q (Exhibit 10.4)	05/01/14	000-52024

10.28*	Amendment to the Employment Agreement, by and among Michael Plunkett, Alphatec Holdings, Inc. and Alphatec Spine, Inc., effective as of September 15, 2016		Form 10-Q (Exhibit 10.5)	11/09/16	000-52024

10.29*	Employment Agreement by and among Terry Rich, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated , 2016		Form 10-K (Exhibit 10.29)	03/31/17	000-52024

10.30*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.31*	Vesting Acceleration Agreement by and between James Glynn and Alphatec Holdings, Inc., dated November 2, 2015		Form 10-K (Exhibit 10.25)	03/15/16	000-52024

Equity Compensation Plans

10.32*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.33*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.34*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.35*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.36*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.37*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.38*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.39*	Amended and Restated 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

10.40*	Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form S-8 (Exhibit 10.1)	10/05/16	333-213981

10.41*	Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

10.42*	First Amendment to the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.43*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

10.44*	Form of Stock Option Grant Notice and Stock Option Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.45*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

Settlement Agreements

10.46	Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, Orthotec, LLC, Patrick Bertranou and the other parties named therein		Form 10-Q (Exhibit 10.3)	10/30/14	000-52024

21.1	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant’s Subsidiaries		Form 10-K (Exhibit 21.1)	03/31/17	000-52024

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/31/17	000-52024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.1)	03/31/17	000-52024

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.2)	03/31/17	000-52024

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 32)	03/31/17	000-52024

101.1	XBRL Instance Document**		Form 10-K (Exhibit 101.1)	03/31/17	000-52024

101.2	XBRL Taxonomy Extension Schema Document**		Form 10-K (Exhibit 101.2)	03/31/17	000-52024

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**		Form 10-K (Exhibit 101.3)	03/31/17	000-52024

101.4	XBRL Taxonomy Extension Definition Linkbase Document**		Form 10-K (Exhibit 101.4)	03/31/17	000-52024

101.5	XBRL Taxonomy Extension Label Linkbase Document**		Form 10-K (Exhibit 101.5)	03/31/17	000-52024

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**		Form 10-K (Exhibit 101.6)	03/31/17	000-52024

(*)	Management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment is being requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated: April 28, 2017	By:	/s/ TERRY M. RICH
	Name:	Terry M. Rich
	Title:	Chief Executive Officer (principal executive officer)