Form 10-Q
period 2017-03-31
Alphatec Holdings, Inc.
filed 2017-05-12
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of May 10, 2017, there were 10,857,733 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except for par value data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$25,485	$19,593
Accounts receivable, net	14,212	18,512
Inventories, net	30,088	30,093
Prepaid expenses and other current assets	2,451	4,262
Current assets of discontinued operations	170	364
Total current assets	72,406	72,824
Property and equipment, net	15,408	15,076
Intangible assets, net	5,477	5,711
Other assets	222	516
Noncurrent assets of discontinued operations	58	61
Total assets	$93,571	$94,188
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,245	$8,701
Accrued expenses	26,173	27,589
Current portion of long-term debt	2,616	3,113
Current liabilities of discontinued operations	293	732
Total current liabilities	33,327	40,135
Long-term debt, less current portion	40,017	43,092
Other long-term liabilities	25,757	28,862
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at March 31, 2017 and December 31, 2016; 3,319 shares issued and outstanding at both March 31, 2017 and December 31, 2016	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $0.0001 par value; 15 authorized at March 31, 2017 and December 31, 2016; 15 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2017 and December 31, 2016; 10,858 and 9,049 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Treasury stock, at cost, 2 shares, at both March 31, 2017 and December 31, 2016	(97)	(97)
Additional paid-in capital	437,483	419,787
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,160	970
Accumulated deficit	(462,680)	(457,165)
Total stockholders’ deficit	(29,133)	(41,504)
Total liabilities and stockholders’ deficit	$93,571	$94,188

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$27,978	$34,206
Cost of revenues	11,199	9,719
Gross profit	16,779	24,487
Operating expenses:
Research and development	1,449	3,641
Sales and marketing	11,103	14,940
General and administrative	6,223	9,004
Amortization of intangible assets	172	255
Restructuring expenses	1,231	89
Total operating expenses	20,178	27,929
Operating loss	(3,399)	(3,442)
Other income (expense):
Interest expense, net	(1,981)	(981)
Other income (expense), net	5	198
Total other income (expense)	(1,976)	(783)
Loss from continuing operations before taxes	(5,375)	(4,225)
Income tax provision	49	23
Loss from continuing operations	(5,424)	(4,248)
Loss from discontinued operations, net of applicable taxes	(91)	(2,369)
Net loss	$(5,515)	$(6,617)
Net loss per share, basic and diluted:
Continuing operations	$(0.60)	$(0.50)
Discontinued operations	(0.01)	(0.28)
Net loss per share, basic and diluted	$(0.61)	$(0.78)
Shares used in calculating basic and diluted net loss per share	9,005	8,466

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(5,515)	$(6,617)
Foreign currency translation adjustments related to continuing operations	190	792
Comprehensive loss	$(5,325)	$(5,825)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(5,515)	$(6,617)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,868	3,884
Stock-based compensation	516	58
Interest expense related to amortization of debt discount and debt issuance costs	717	1,432
Provision for doubtful accounts	12	195
Provision for excess and obsolete inventory	306	645
Deferred income tax expense	—	(76)
Other non-cash items	994	(12)
Changes in operating assets and liabilities:
Restricted cash	—	1,100
Accounts receivable	4,356	(597)
Inventories	(254)	(3,048)
Prepaid expenses and other current assets	1,958	889
Other assets	291	(20)
Accounts payable	(5,433)	2,904
Accrued expenses and other	(5,867)	(527)
Net cash (used in) provided by operating activities	(6,051)	210
Investing activities:
Purchases of property and equipment	(1,977)	(1,686)
Cash received from sale of assets	—	516
Net cash used in investing activities	(1,977)	(1,170)
Financing activities:
Borrowings under lines of credit	24,195	34,879
Repayments under lines of credit	(26,426)	(33,878)
Principal payments on capital lease obligations	(159)	(198)
Proceeds from sale of stock	17,472	—
Principal payments on notes payable and term loan	(1,325)	(2,340)
Net cash provided by (used in) financing activities	13,757	(1,537)
Effect of exchange rate changes on cash	96	(971)
Net increase (decrease) in cash	5,825	(3,468)
Cash at beginning of period, including discontinued operations	19,752	11,229
Cash at end of period, including discontinued operations	$25,577	$7,761

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,277	$1,918
Cash paid for income taxes	$198	$646
Purchases of property and equipment in accounts payable	$3,650	$4,495

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiary, Alphatec Spine, Inc. and its subsidiaries (“Alphatec Spine”), is a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. The Company has a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. The Company’s principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions.

Prior to September 1, 2016, the Company marketed its products in the U.S. market and in over 50 international markets through the distribution channels of Alphatec Spine and its affiliate, Scient’x S.A.S., and its subsidiaries (“Scient’x”), via a direct sales force in Italy and the United Kingdom and via independent distributors in the rest of Europe, the Middle East and Africa. In South America and Latin America, the Company conducted its operations through its Brazilian subsidiary, Cibramed Productos Medicos. In Japan, the Company marketed its products through its subsidiary, Alphatec Pacific, Inc. and its subsidiaries.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this quarterly report on Form 10-Q are adequate to make the information not misleading. The interim unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 31, 2017.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future periods.

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

As a result of the sale of the International Business, the Company has retrospectively revised the consolidated statements of operations for the three months ended March 31, 2016, to reflect the financial results from the International Business, and the related assets and liabilities, as discontinued operations.

The Company’s Board approved annual operating plan projects that its existing working capital at March 31, 2017 of $39.1 million (including cash of $25.5 million), allows the Company to fund its operations through one year subsequent to the date the financial statements are issued.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 30, 2017. Except as discussed below, these accounting policies have not significantly changed during the three months ended March 31, 2017.

Warrant Accounting

As more fully described in Note 10, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement transaction that closed on March 29, 2017.  These warrants contain a feature that could require the transfer of cash in the event of a Fundamental Transaction, as defined in such warrants (other than a Fundamental Transaction not approved by the Company’s Board of Directors).  The warrant holders do not control the Company’s Board of Directors, and therefore, since potential future cash settlement is deemed to be within the Company’s control, the warrants are classified in stockholder’s equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance, including all subsequent clarifications, is effective for the Company for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company performed a preliminary assessment of the impact of the new standard on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to performance obligations and traced those performance obligations to the standard. The Company is now assessing what impact the change in standard will have on those performance obligations. The Company will continue to evaluate the future impact and method of adoption of the new standard and related amendments on the consolidated financial statements and related disclosures throughout 2017. The Company will adopt the new standard beginning January 1, 2018.

In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard for reporting periods beginning January 1, 2017.

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

In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016. The Company adopted the standard for reporting periods beginning January 1, 2017.

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

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$15,190	$19,870
Allowance for doubtful accounts	(978)	(1,358)
Accounts receivable, net	$14,212	$18,512

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$5,664	$7,301
Work-in-process	969	823
Finished goods	38,538	38,469
	45,171	46,593
Less reserve for excess and obsolete finished goods	(15,083)	(16,500)
Inventories, net	$30,088	$30,093

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2017	December 31, 2016
Surgical instruments	4	$54,364	$53,095
Machinery and equipment	7	5,492	5,435
Computer equipment	3	3,512	3,511
Office furniture and equipment	5	2,707	2,695
Leasehold improvements	various	1,653	3,467
Construction in progress	n/a	-	445
		67,728	68,648
Less accumulated depreciation and amortization		(52,320)	(53,572)
Property and equipment, net		$15,408	$15,076

Total depreciation expense was $1.6 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017 and December 31, 2016, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	March 31, 2017	December 31, 2016
Developed product technology	—	$13,876	$13,876
Intellectual property	—	1,004	1,004
License agreements	2	5,265	5,265
Trademarks and trade names	—	732	732
Customer-related	8	7,458	7,458
Distribution network	8	4,027	4,027
		32,362	32,362
Less accumulated amortization		(26,885)	(26,651)
Intangible assets, net		$5,477	$5,711

Total amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Future amortization expense related to intangible assets as of March 31, 2017 is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$702
2018	750
2019	688
2020	688
2021	688
Thereafter	1,961
$5,477

 Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Commissions and sales milestones	$4,156	$4,202
Payroll and payroll related	2,419	2,384
Litigation settlements	4,400	4,400
Globus related accruals	767	3,830
Accrued professional fees	2,308	3,093
Royalties	1,350	1,347
Restructuring and severance accruals	1,619	1,328
Accrued taxes	419	404
Guaranteed collaboration compensation, current	4,661	2,228
Accrued interest	388	387
Other	3,686	3,986
Total accrued expenses	$26,173	$27,589

4. Discontinued Operations

In order to pay down a portion of its debt and improve its liquidity position and future cash flows, on September 1, 2016, the Company closed the Globus Transaction (described in Note 1). Following the closing of the Globus Transaction, the Company only sells its products in the U.S. market and is prohibited from marketing and selling its products outside the United States and its possessions and territories until the date that is two years following the termination of the Supply Agreement (as described below). As a result of the Globus Transaction, the Company has retrospectively revised the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2016 to reflect the financial results from the International Business as discontinued operations.

At the closing of the Globus Transaction, Globus paid the Company $80 million in cash, subject to a working capital adjustment. On September 1, 2016, the Company used approximately $66 million of the consideration received to (i) repay in full all amounts outstanding and due under the Company’s Facility Agreement between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., dated as of March 17, 2014, as amended to date (the “Deerfield Facility Agreement”) and (ii) repay certain of its outstanding indebtedness under the Company’s Amended Credit Facility with MidCap (described in Note 6), in each case, including debt-related costs. Also on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 6, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.

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

In connection with the Globus Transaction, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company agreed to supply to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, certain intercompany sales transactions have been reported under continuing operations as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. In connection with the Globus Transaction, Globus received a credit of up to $1.9 million to be applied against Product purchases pursuant to the Supply Agreement during a six-month period commencing one month after the closing of the Globus Transaction, which has been included as a reduction of the consideration received for the sale of the International Business and will be recognized as revenue upon fulfillment by the Company of product purchases by Globus.

The agreements entered into concurrently with the sale of the International Business, including the Transition Services Agreement and Supply Agreement, contain various elements and, as such, are deemed to be an arrangement with multiple deliverables as defined under authoritative accounting guidance. Several non-contingent deliverables were identified within the agreements. The Company identified the International Business, contract supply services, transition services and the Globus Facility as separate non-contingent deliverables within the arrangement.  The Company determined the estimated selling price (fair value) for each of the non-contingent deliverables on a standalone basis by utilizing relevant market data and entity-specific factors.  Based on the respective standalone fair values of the deliverables, there was no discount to allocate among the deliverables and the consideration received for each deliverable approximated standalone fair value.  As such, none of the purchase consideration was allocated to these elements.

Included in the results of continuing operations for the three months ended March 31, 2016 are revenues of $5.0 million and cost of revenue of $4.0 million, respectively, that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's condensed consolidated financial statements.

During the three months ended March 31, 2017, the Company recorded $4.5 million in revenue and $3.8 million in cost of sales from the Supply Agreement that are included in the continuing operations.

In connection with the Globus Transaction, the Company included the interest expense of $2.4 million for the three months ended March 31, 2016 incurred in connection with repayment from the proceeds from the Globus Transaction of all amounts outstanding and due under the Deerfield Facility Agreement and Amended Credit Facility in the loss from discontinued operations to the extent these debt facilities were repaid using the proceeds from the Globus Transaction.

The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
Discontinued operations	2017	2016
Revenues	$—	$10,555
Cost of revenues	—	3,813
Amortization of acquired intangible assets	—	360
Gross profit	—	6,382
Operating expenses:
Research and development	—	26
Sales and marketing	—	4,182
General and administrative	73	1,643
Amortization of acquired intangible assets	—	231
Restructuring expenses	—	597
Total operating expenses	73	6,679
Operating loss	(73)	(297)
Other income (expense):
Interest expense, net	—	(2,356)
Other income (expense), net	—	847
Total other income (expense)	—	(1,509)
Loss from discontinued operations before taxes	(73)	(1,806)
Income tax provision	18	563
Loss from discontinued operations, net of applicable taxes	$(91)	$(2,369)

The following table summarizes the assets and liabilities of discontinued operations as of March 31, 2017 and December 31, 2016 related to the International Business (in thousands):

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$92	$159
Inventories, net	—	48
Prepaid expenses and other current assets	78	157
Total current assets of discontinued operations	170	364
Other assets	58	61
Total assets of discontinued operations	$228	$425
Liabilities
Current liabilities:
Accounts payable	$72	$43
Accrued expenses	206	689
Other current liabilities	15	—
Total current liabilities of discontinued operations	$293	$732

Included in the cash flows for the three months ended March 31, 2017 and 2016 are the following non-cash adjustments related to the discontinued operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization	$—	$1,396
Provision for excess and obsolete inventory	$—	$77
Capital expenditures	$—	$697
Interest expense related to amortization of debt discount and debt issuance costs	$—	$646

5. License and Consulting Agreements

The Company’s license and consulting agreements are described in Note 5 to its audited consolidated financial statements for the year ended December 31, 2016, which are included in its Annual Report on Form 10-K which was filed with the SEC on March 31, 2017.

6. Debt

MidCap Facility Agreement

The Company has a credit facility with MidCap Funding IV, LLC (“MidCap”), as amended to date (the “Amended Credit Facility”), that provides for a revolving credit commitment up to $22.5 million and a  term loan commitment up to $5 million.  As of March 31, 2017, $10.3 million was outstanding under the revolving line of credit and $4.2 million was outstanding under the term loan.

The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2017, the revolving line of credit carried an interest rate of 6.8% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity. At March 31, 2017, $1.9 million remains as unamortized debt discount related to the Amended Credit Facility within the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

On March 30, 2017, the Company entered into a sixth amendment to the Amended Credit Facility with MidCap (the “Sixth Amendment”).  The Sixth Amendment extend the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2018.

The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio to be maintained by the Company. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. The financial covenants of the Amended Credit Facility are not effective until April 2018. There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. At the closing of the Globus Transaction, the Company made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016.  As of March 31, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining amount outstanding due on September 1, 2021.  The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus

13.0%, thereafter.  At March 31, 2017, unamortized debt discount related to the Globus Facility Agreement within the condensed consolidated balance sheet was $1.0 million.

On March 30, 2017, the Company entered into a first amendment to the Globus Facility Agreement with Globus (the “Globus First Amendment”).  The Globus First Amendment extended the date that the financial covenants of the Globus Facility Agreement are effective from April 2017 to April 2018.

As collateral for the Globus Facility Agreement, the Company granted Globus a first lien security interest in substantially all of its assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis. The Globus Facility Agreement includes traditional lending and reporting covenants including a fixed charge coverage ratio to be maintained by the Company. The financial covenants of the Globus Facility Agreement are not effective until April 2018. There is no assurance that the Company will be in compliance with the financial covenants of the Globus Facility Agreement in the future. The Globus Facility Agreement also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Globus’s right to declare all outstanding obligations immediately due and payable.

Principal payments on the Company's debt are as follows as of March 31, 2017 (in thousands):

Year Ending December 31,
Remainder of 2017	$2,689
2018	4,046
2019	14,198
2020	3,333
2021 and thereafter	21,667
Total	45,933
Add: capital lease principal payments	314
Less: unamortized debt discount and debt issuance costs	(3,614)
Total	42,633
Less: current portion of long-term debt	(2,616)
Long-term debt, net of current portion	$40,017

7. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2021. Future minimum annual lease payments under such leases are as follows as of March 31, 2017 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2017	$1,205	$261
2018	1,556	68
2019	1,543	—
2020	1,538	—
2021 and thereafter	971	—
	$6,813	329
Less: amount representing interest		(15)
Present value of minimum lease payments		314
Current portion of capital leases		(270)
Capital leases, less current portion		$44

Rent expense under operating leases for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.6 million, respectively.

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

As of March 31, 2017, the Company has made installment payments in the aggregate of $28.5 million, with a remaining outstanding balance of $29.3 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(5,424)	$(4,248)
Loss from discontinued operations	(91)	(2,369)
Net loss	$(5,515)	$(6,617)
Denominator:
Weighted average common shares outstanding	9,089	8,513
Weighted average unvested common shares subject to repurchase	(84)	(47)
Weighted average common shares outstanding—basic	9,005	8,466
Effect of dilutive securities:
Conversion of preferred stock	—	—
Options	—	—
Warrants	—	—
Weighted average common shares outstanding—diluted	9,005	8,466
Net loss per share, basic and diluted:
Continuing operations	$(0.60)	$(0.50)
Discontinued operations	(0.01)	(0.28)
Net loss per share, basic and diluted	$(0.61)	$(0.78)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	1,164	629
Unvested restricted share awards	84	47
Series A Convertible Preferred Stock	7,622	—
Warrants to purchase common stock	9,440	962
Total	18,310	1,638

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for such new employee to begin employment with the Company.  The Inducement Plan currently has 1,550,000 shares of common stock reserved for issuance, of which, 600,000 shares of common stock were added on March 30, 2017.  Equity awards under the Inducement Plan may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Equity Incentive Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. The Company granted 175,000 Restricted Share Units ("RSUs") and 175,000 stock options under the Inducement Plan in the quarter ended March 31, 2017.

Private Placement Transaction

On March 22, 2017, the Company entered into the Securities Purchase Agreement with certain institutional and accredited investors, including certain directors, executive officers and employees of the Company (collectively, the “Purchasers”), providing for the sale by the Company of 1,809,628 shares of the Company’s common stock at a purchase price of $2.00 per share (the “Common Shares”), 15,245 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of common stock, subject to limitations on conversion until the approval by the Company’s stockholders (“Stockholder Approval”) as required in accordance with the NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Purchaser Warrants”), in a private placement (the “Private Placement”). The Purchaser Warrants will become exercisable following Stockholder Approval, are subject to certain ownership limitations, and expire five years after the date of such Stockholder Approval.  An aggregate of $2.35 million of shares of Series A Convertible Preferred Stock, which shares are convertible into approximately 1,175,000 shares of Common Stock, and Warrants to purchase up to 1,175,000 shares of Common Stock were purchased by certain directors, executive officers and employees of the Company.

The Company also entered into an engagement letter (the “Engagement Letter”) on March 1, 2017 with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as exclusive placement agent for the issuance and sale of the securities in the Private Placement. Pursuant to the Engagement Letter, the Company issued to Wainwright and its designees warrants to purchase up to an aggregate of 471,600 shares of the Company’s common stock (the “Wainwright Warrants,” and together with the Purchaser Warrants, the “Common Stock Warrants”).  The Wainwright Warrants have substantially the same terms as the Purchaser Warrants, except that the Wainwright Warrants have an exercise price equal $2.50 per share.  The Private Placement, including the issuance of the Wainwright Warrants, closed on March 29, 2017, with aggregate gross proceeds to the Company of approximately $18.9 million.

Series A Convertible Preferred Stock

On March 29, 2017, in connection with the closing of the Private Placement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The shares of Series A Convertible Preferred Stock have a stated value of $1,000 per share and will be convertible into approximately 500 shares of common stock. Until the date that Stockholder Approval is obtained, the Certificate of Designation limits the number of shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock such that, when aggregated with the shares of common stock issued in the Private Placement, such issuances shall not exceed 19.99% of the Company’s issued and outstanding common stock, as required by NASDAQ listing rules. In addition, the Company’s directors, executive officers and employees who participated in the Private Placement will be unable to convert shares of Series A Convertible Preferred Stock until Stockholder Approval is obtained, pursuant to the NASDAQ listing rules. The Series A Convertible Preferred Stock will be entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. Except as otherwise required by law, the holders of Series A Convertible Preferred Stock will have no right to vote on matters submitted to a vote of the Company’s stockholders. Without the prior written consent of 75% of the outstanding shares of Series A Convertible Preferred Stock, the Company may not: (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred Stock, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. In the event of the dissolution and winding up of the Company, the proceeds available for distribution to the Company’s stockholders shall be distributed pari passu among the holders of the shares of common stock and Series A Convertible Preferred Stock, pro rata based upon the number of shares held by each such holder, as if the outstanding shares of Series A Convertible Preferred Stock were convertible, and were converted, into shares of common stock.

Common Stock Warrants

The Common Stock Warrants are exercisable for cash or, solely, if at any time after the six-month anniversary of the closing date of the Private Placement, there is not an effective registration statement or prospectus registering the issuance of shares of the Company’s common stock upon exercise of the Common Stock Warrants, by cashless exercise. The exercise price of the Common Stock Warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders.

Prior to the exercise, holders of the Common Stock Warrants will not have any of the rights of holders of the common stock purchasable upon exercise, including voting rights; however, the holders of the Common Stock Warrants will have certain rights to participate in distributions or dividends paid on the Company’s common stock to the extent set forth in the Common Stock Warrants.

The Common Stock Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

If the Company effect a fundamental transaction, then upon any subsequent exercise of any Common Stock Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the Common Stock Warrants were exercisable immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction (other than a fundamental transaction not approved by the Company’s Board of Directors), the Company or any successor entity shall, at the holder’s option, purchase the holder’s Common Stock Warrants for an amount of cash equal to the value of the Common Stock Warrants as determined in accordance with the Black Scholes option pricing model. A fundamental transaction as described in the Common Stock Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

In accordance with authoritative guidance, the Purchaser Warrants and the Wainwright Warrants are classified within additional paid in capital on the condensed consolidated balance sheet.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased by less than $0.1 million during the three months ended March 31, 2017. The increase in unrecognized tax benefits during the three months ended March  31, 2017 was primarily related to foreign currency fluctuations and increases in reserves related to U.S. federal and state research credits.  The unrecognized tax benefits at March 31, 2017 and December 31, 2016 were $9.4 million and $9.3 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.7 million.

The income tax provision from continuing operations consists primarily of income tax provisions related to state income taxes.  The Company’s effective tax rate of 0.91% for the three months ended March 31, 2017 differs from the federal statutory rate of 35% primarily due to a full valuation allowance and state income taxes.

Due to the equity transactions the Company entered into during the three months ended March 31, 2017, an ownership change may have occurred.  Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period.  The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.  Since there is a full valuation allowance applied to the deferred taxes, an IRC Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

The Company is not currently under examination by the Internal Revenue Service, or by any foreign, state or local tax authorities, however Scient’x’s 2013 and 2014 tax years are currently under audit by the French tax authorities.

12. Related Party Transactions

For the three months ended March 31, 2017 and 2016, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of March 31, 2017, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

In July 2016, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its contractual rights to seek an immediate repayment of such amount. Pursuant to this forbearance agreement, the Company repaid this amount in September 2016.  The Company and HealthpointCapital also entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million Orthostec settlement amount.

13. Restructuring

In connection with the Globus Transaction (described in Note 4), the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  The Company had additional headcount reductions in February 2017, and recorded restructuring expenses of $1.2 million for the three months ended March 31, 2017, related to severance liability and post-employment benefits.

On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $0.1 million during the three months ended March 31, 2016, related to these restructuring activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2017. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. Unless otherwise stated, all shares and price per share numbers set forth in this Form 10-Q for periods prior to August 24, 2016 are presented after giving effect to the reverse stock split.

Overview

We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. Our mission is to improve patient lives by delivering advancements in spinal fusion technologies.  We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to innovative features and benefits that are designed to simplify surgical procedures for the surgeon and improve patient outcomes.

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

Recent Developments

On March 29, 2017, we completed a private placement, or the Private Placement, of our  securities to certain institutional and accredited investors, including certain of our directors, executive officers and employees, providing for the sale of 1,809,628 shares of our common stock at a purchase price of $2.00 per share, 15,245 shares of newly designated Series A Convertible Preferred Stock, or Series A Convertible Preferred Stock, at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of our common stock, subject to limitations on conversion until the approval by our stockholders as required in accordance with NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of our common stock at an exercise price of $2.00 per share.  We also issued warrants to purchase up to 471,500 shares of our Common Stock at an exercise price of $2.50 per share to H.C. Wainwright & Co., LLC, or Wainwright, and its designees, in connection with serving as exclusive placement agent for the issuance and sale of the securities in the Private Placement.  We refer to all 9,903,600 warrants as the Warrants. The Warrants will become exercisable following stockholder approval, are subject to certain ownership limitations, and expire five years after the date of such Stockholder approval. The aggregate gross proceeds for the Private Placement were approximately $18.9 million. We intend to use the net proceeds from the Private Placement for general corporate and working capital purposes.

Between September 1, 2016 and March 31, 2017, we announced several changes to our senior leadership team, including the appointment of Terry Rich as our Chief Executive Officer; Craig Hunsaker as our Executive Vice President, People and Culture and General Counsel; Jon Allen as our Executive Vice President, Commercial Operations; Brian Snider as our Executive Vice President, Strategic Marketing and Product Development; and Jeff Black as our Executive Vice President, Chief Financial Officer.

On September 1, 2016, we completed the sale, or the Globus Transaction, of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan, Brazil, Australia, China and Singapore and substantially all of the assets of our other sales operations in the United Kingdom and Italy, or collectively the International Business, to an affiliate of Globus. Following the closing of the Globus Transaction, we now operate in the U.S. market only and are prohibited from marketing and selling our products in foreign markets pursuant to the terms and conditions, and for the time periods, set forth in the definitive documents related to the Globus Transaction.

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

As a result of the sale of our International Business, we have retrospectively revised the consolidated statements of operations for the three months ended March 31, 2016 to reflect the financial results from the International Business as discontinued operations.

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

Income tax (benefit) provision. Income tax provision from continuing operations consists primarily of income tax provisions related to state income taxes. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. The sale of the Company's international distribution operations and several foreign subsidiaries is reported under discontinued operations in the condensed consolidated financial statements. Accordingly, we are required to allocate the provision for income taxes between continuing operations and discontinued operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories and intangible assets, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2017	2016
Revenues	$27,978	$34,206
Cost of revenues	11,199	9,719
Gross profit	16,779	24,487
Operating expenses:
Research and development	1,449	3,641
Sales and marketing	11,103	14,940
General and administrative	6,223	9,004
Amortization of acquired intangible assets	172	255
Restructuring expense	1,231	89
Total operating expenses	20,178	27,929
Operating loss	(3,399)	(3,442)
Other income (expense):
Interest expense, net	(1,981)	(981)
Other income (expense), net	5	198
Total other income (expense)	(1,976)	(783)
Loss from continuing operations before taxes	(5,375)	(4,225)
Income tax provision	49	23
Loss from continuing operations	(5,424)	(4,248)
Loss from discontinued operations	(91)	(2,369)
Net loss	$(5,515)	$(6,617)

	Three Months Ended
	March 31,
	2017	2016
Revenues by source
U.S. commercial revenue	$23,437	$29,233
Other	4,541	4,973
Total revenues	$27,978	$34,206

Gross profit by source
U.S. commercial revenue	$16,015	$23,548
Other	764	939
Total gross profit	$16,779	$24,487

Gross profit margin by source
U.S. commercial revenue	68.3%	80.6%
Other	16.8%	18.9%
Total gross profit margin	60.0%	71.6%

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues. Revenues were $28.0 million for the three months ended March 31, 2017 compared to $34.2 million for the three months ended March 31, 2016, representing a decrease of $6.2 million, or 18.2%.

U.S. Commercial Revenues were $23.4 million for the three months ended March 31, 2017 compared to $29.2 million for the three months ended March 31, 2016, representing a decrease of $5.8 million or 19.8%.  The decrease in revenue was attributed to a combination of volume, product mix, and pricing as a result of lost distributors and customers and associated overall change in revenue composition associated with the financial and operational challenges the Company faced in 2016, which led to the sale of the Company’s international business in order to sustain operations.  Revenue was also impacted by the Company’s decision to exit the stocking distributor and terminate distributor relationships that are not representative of the Company’s long-term business and rebranding strategy.  Revenue from stocking distributors alone represented $1.3 million of the revenue decline.

Other Revenues were $4.5 million for the three months ended March 31, 2017 compared to $5.0 million for the three months ended March 31, 2016.  Other revenues in the three months ended March 31, 2017 are primarily attributed to sales to Globus under our supply agreement with Globus, or the Supply Agreement.  Other revenues in the three months ended March 31, 2016 are primarily attributed to sales to affiliates.  The decrease was primarily related to lower sales to Globus compared to sales to affiliates.

Cost of revenues. Cost of revenues was $11.2 million for the three months ended March 31, 2017 compared to $9.7 million for the three months ended March 31, 2016, representing an increase of $1.5 million, or 15.2%.

Cost of U.S. Commercial Revenues were $7.4 million for the three months ended March 31, 2017 compared to $5.7 million for the three months ended March 31, 2016.  Despite a decrease in revenue, cost of revenues increased slightly attributed primarily to increased supply costs from reduced sourcing and manufacturing volumes, and an increase in inventory kit write-offs due to distributor turnover.

Cost of other revenues, which are primarily attributed to sales to Globus under the Supply Agreement, were $3.8 million for the three months ended March 31, 2017 compared to $4.0 million for the three months ended March 31, 2016.  The decrease in cost of revenues was primarily related to lower sales to Globus in the three months ended March 31, 2017 compared to the intercompany sales and cost of sales included in continuing operations in the three months ended March 31, 2016.

Gross profit. Gross profit was $16.8 million for the three months ended March 31, 2017 compared to $24.5 million for the three months ended March 31, 2016, representing a decrease of $7.7 million, or 31.5%.

Gross profit from U.S. Commercial Revenues was 68.3% for the three months ended March 31, 2017 compared to 80.6% for the three months ended March 31, 2016.  The decrease in gross margin was attributable primarily to increased supply costs from reduced sourcing and manufacturing volumes, and an increase in inventory kit write-offs due to distributor turnover.

Gross profit from Other Revenues was 16.8% for the three months ended March 31, 2017 compared to 18.9% for the three months ended March 31, 2016.  The decrease in gross margin was primarily related to sale of our international business to Globus, for which we supply international products at reduced margin over historical levels.

Research and development expense. Research and development expense was $1.4 million for the three months ended March 31, 2017 compared to $3.6 million for the three months ended March 31, 2016, representing a decrease of $2.2 million, or 60.2%. The decrease was related to a decrease in stock compensation expense related to a consulting agreement ($0.5 million), reduction of personnel related costs due to headcount reductions ($0.6 million) and a reduction of development activities ($1.1 million).

Sales and marketing expense. Sales and marketing expense was $11.1 million for the three months ended March 31, 2017 compared to $14.9 million for the three months ended March 31, 2016, representing a decrease of $3.8 million, or 25.7%. The decrease was the result of a reduction in personnel and related expenses due to head-count reductions ($1.6 million), lower commission expense due to lower sales ($1.4 million) and a reduction in general sales and marketing expenses ($0.8 million).

General and administrative expense. General and administrative expense was $6.2 million for the three months ended March 31, 2017 compared to $9.0 million for the three months ended March 31, 2016, representing a decrease of $2.8 million, or 30.9%. The decrease was due to a reduction in legal costs due to legal costs incurred in connection with the Globus transaction in 2016 ($1.4 million), a reduction in personnel related costs due to head-count reductions ($0.9 million) and a reduction in professional services ($0.4 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the three months ended March 31, 2017 compared to $0.3 million for the three months ended March 31, 2016. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense.  Restructuring expense was $1.2 million for the three months ended March 31, 2017 compared to $0.1 million for the three months ended March 31, 2016. Due to the closing of the Globus Transaction, which eliminated substantially all of our international operations we began a corporate downsizing initiative to rationalize our cost structure in line with our reduced operations. The restructuring costs for the three months ended March 31, 2016 consist primarily of severance charges related to headcount reductions.

Interest expense, net. Interest expense, net, was $2.0 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016 representing an increase of $1.0 million.  The increase is primarily related to interest expense of $2.4 million related to MidCap and Deerfield debt extinguished in the Globus transaction being included in discontinued operations for the three months ended March 31, 2016 partially offset by interest expense related to the Globus Facility Agreement.

Other income (expense), net. Other income (expense), net was net income of $0.0 million for the three months ended March 31, 2017 compared to net income of $0.2 million for the three months ended March 31, 2016, representing a decrease in income of $0.2 million. The decrease in income was primarily the result of the decrease in warrant valuation ($0.1 million) which was related to the decrease in the value of our common stock in the first quarter of 2016.

Income tax provision. Income tax provision was less than $0.1 million for the three months ended March 31, 2017 and 2016. The 2017 and 2016 income tax provision from continuing operations consists primarily of income tax provisions related to state income taxes. The 2016 income tax benefit from continuing operations consists primarily of the reversal of deferred tax liabilities associated with tax deductible goodwill, partially offset by state income taxes.  We are required allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations.

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

For the three months ended March 31, 2016, activity presented under discontinued operations in the condensed consolidated statements of operations represents our commercial operations prior to the sale of the International Business in September 2016.  Certain operating expenses were also allocated to the business activities associated with the discontinued operations as well as interest expense related to our debt that we repaid using the proceeds from the sale of the International Business.

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

Adjusted EBITDA represents income (loss) from continuing operations excluding the effects of interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and other non-recurring income or expense items, such as asset impairments and restructuring and other expenses. We believe that the most directly comparable GAAP financial measure to adjusted EBITDA is income (loss) from continuing operations. Adjusted EBITDA has limitations. Therefore, adjusted EBITDA should not be considered either in isolation or as a substitute for analysis of our results as reported under GAAP. Furthermore, adjusted EBITDA should not be considered as an alternative to operating income (loss) or income (loss) from continuing operations as a measure of operating performance or to net cash provided by operating, investing or financing activities, or as a measure of our ability to meet our cash needs.

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, loss from continuing operations, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Loss from continuing operations	$(5,424)	$(4,248)
Stock-based compensation	516	58
Depreciation	1,634	2,254
Amortization of intangible assets	234	306
Stock price guarantee	292	806
Interest expense, net	1,981	981
Income tax provision	49	23
Other (income) expense, net	(5)	(198)
Restructuring expenses	1,231	89
Adjusted EBITDA	$508	$71

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including the Private Placement in March 2017. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At March 31, 2017, our principal sources of liquidity consisted of cash of $25.5 million and accounts receivable, net of $14.2 million.  We believe that our current available cash will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

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

In connection with the Globus Transaction we terminated employment agreements with several executive officers and commenced an employee headcount reduction program.  We had additional headcount reductions in February 2017, and have recorded restructuring expenses of $1.2 million for the three months ended March 31, 2017, related to severance liability and post-employment benefits.  We have incurred restructuring expenses totaling $3.3 million through March 31, 2017 as a result of this headcount reduction program.

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of March 31, 2017.

Amended Credit Facility and Other Debt

On August 30, 2013, we entered into the Amended Credit Facility, which amended and restated the prior credit facility that we had with MidCap. On September 1, 2016, we entered into a Fifth Amendment to the MidCap Amended Facility Agreement, or the MidCap Fifth Amendment, that: (a) permitted (i) the Globus Transaction, (ii) the release of Alphatec International LLC and Alphatec Pacific, Inc. as credit parties, (iii) the payment in full of all obligations to Deerfield  under the Facility Agreement between us and Deerfield, dated as of March 17, 2014, as amended to date, or the Deerfield Facility Agreement, and (iv) the incurrence of debt under the Globus Facility Agreement and the granting of liens in favor of Globus, (b) reduced the revolving credit commitment to $22.5 million and the term loan commitment to $5 million, (c) revised the existing financial covenant package, and (d) extended the commitment expiry date from December 31, 2016 to December 31, 2019. In connection with the prepayment of the term loan under the Amended Credit Facility, we incurred a prepayment fee of $0.6 million payable to MidCap.  On March 30, 2017, we entered into a Sixth Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2018.

The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2017, the revolving line of credit carried an interest rate of 6.8% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.  As of March 31, 2017, $10.3 million was outstanding under the revolving line of credit and $4.2 million was outstanding under the term loan.

The Amended Credit Facility includes traditional lending and reporting covenants including a fixed charge coverage ratio to be maintained by us. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of March 31, 2017, the outstanding balance under the Globus Facility Agreement was $30 million, which becomes due and payable in quarterly payments of $0.8 million starting November 2018 and the final payment due on September 30, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.

As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of March 31, 2017, the balance of these capital leases, net of interest totaled $0.7 million.

As of March 31, 2017, we have made $28.5 million in Orthotec settlement payments and there remains aggregate of $29.3 million of Orthotec settlement payments to be paid by us.

Operating Activities

We used net cash of $6.1 million from operating activities for the three months ended March 31, 2017. During this period, net cash provided by operating activities primarily consisted of a net loss of $5.5 million and working capital and other assets used cash of $4.9 million, which were offset by $4.4 million of non-cash costs including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issuance costs. Working capital and other assets used cash of $4.7 million primarily consisted of an increase in inventories of $0.3 million and a decrease in accounts payable of $5.4 million and accrued expenses of $5.9 million, partially offset by decreases in accounts receivable of $4.4 million, prepaid expenses and other current assets of $2.0 million and other assets of $0.3 million.

Investing Activities

We used cash of $2.0 million in investing activities for the three months ended March 31, 2017, primarily for the purchase of surgical instruments.

Financing Activities

Financing activities provided net cash of $13.8 million for the three months ended March 31, 2017, primarily attributable to the Private Placement, which provided net cash proceeds of $17.5 million.  Under the MidCap Amended Credit Facility, we made net payments of $2.8 million during the three months ended March 31, 2017. We also made principal payments on notes payable and capital leases totaling $0.9 million in the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2017 (9 months)	2018	2019	2020	2021	Thereafter
Amended Credit Facility with MidCap	$15,169	$1,925	$2,379	$10,865	$—	$—	$—
Facility Agreement with Globus	30,000	—	1,667	3,333	3,333	21,667	—
Interest expense	18,971	3,687	4,573	5,223	3,460	2,028	—
Notes payable for software licenses	47	47	—	—	—	—	—
Note payable for insurance premiums	717	717	—	—	—	—	—
Capital lease obligations	329	261	68	—	—	—	—
Operating lease obligations	6,813	1,205	1,556	1,543	1,538	971	—
Litigation settlement obligations	29,333	3,300	4,400	4,400	4,400	4,000	8,833
Guaranteed minimum royalty obligations	8,898	1,666	2,006	1,231	943	918	2,134
Stock price guarantee (1)	7,002	2,325	2,336	2,341	—	—	—
New product development milestones (2)	400	—	200	—	200	—	—
Total	$117,679	$15,133	$19,185	$28,936	$13,874	$29,584	$10,967

(1)

Based on our closing stock price as of March 31, 2017, the last trading date of the quarter, of $2.33 per share. Pursuant to a three-year collaboration agreement, we may be obligated to make three annual payments to the collaborator as sole consideration for services provided, paid in our common stock at a per share price of $23.35, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. The actual amount of potential cash settlement will vary depending on the price of our common stock at the respective settlement dates.

(2)

This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2017 through 2020.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance, including all subsequent clarifications, is effective for us for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We performed a preliminary assessment of the impact of the new standard on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, we outlined all revenue generating activities, mapped those activities to performance obligations and traced those performance obligations to the standard. We are now assessing what impact the change in standard will have on those performance obligations. We will continue to evaluate the future impact and method of adoption of the new standard and related amendments on the consolidated financial statements and related disclosures throughout 2017. We will adopt the new standard beginning January 2018.

In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted the standard for reporting periods beginning January 1, 2017.

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

In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual periods and interim periods in fiscal years beginning after December 15, 2016. We adopted the standard for reporting periods beginning January 1, 2017.

In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We are currently evaluating the new guidance and has not determined the impact this standards update may have on our financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, including statements regarding:

•

our estimates regarding anticipated operating losses, future revenue, expenses, cost savings, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2017, our outstanding floating rate indebtedness totaled $44.4 million. The primary base interest rate is the LIBOR rate.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Under the terms of our 2016 Equity Incentive Plan and our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, which we refer to collectively as the Stock Plans, and prior to the expiration of the Stock Plans in May 2026, we are permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.  There were no shares of common stock repurchased during the quarter ended March 31, 2017.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Alphatec Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.1*	Sixth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement dated March 30, 2017 with MidCap Funding Trust IV, as lender and other lenders.

10.2*	First Amendment to the Credit, Security and Guaranty Agreement, dated March 30, 2017 with Globus Medical, Inc.

10.3	Employment Agreement with Jeffery G. Black dated February 10, 2017.

10.4	Employment Agreement with Jon Allen dated October December 10, 2016.

10.5	Employment Agreement with Craig E. Hunsaker dated September 14, 2016.

10.6	Employment Agreement with Brian Snider dated February 27, 2017.

10.7	Resignation and Transition Agreement, as amended, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, dated January 23, 2017.

10.8

Securities Purchase Agreement dated as of March 22, 2017, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.9

Engagement Letter between Alphatec Holdings, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of March 1, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.10	Form of Support Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Terry M. Rich
Terry M. Rich
Director and Chief Executive Officer
(principal executive officer)

By:	/s/ Jeffrey G. Black
Jeffrey G. Black
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: May 11, 2017

Exhibit Index

Exhibit Number	Exhibit Description

3.1

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Alphatec Holdings, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

4.2	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.1*	Sixth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement dated March 30, 2017 with MidCap Funding Trust IV, as lender and other lenders.

10.2*	First Amendment to the Credit, Security and Guaranty Agreement, dated March 30, 2017 with Globus Medical, Inc.

10.3	Employment Agreement with Jeffery G. Black dated February 10, 2017.

10.4	Employment Agreement with Jon Allen dated October December 10, 2016.

10.5	Employment Agreement with Craig E. Hunsaker dated September 14, 2016.

10.6	Employment Agreement with Brian Snider dated February 27, 2017.

10.7	Resignation and Transition Agreement, as amended, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, dated January 23, 2017.

10.8

Securities Purchase Agreement dated as of March 22, 2017, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.9

Engagement Letter between Alphatec Holdings, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of March 1, 2017 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.10	Form of Support Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.