Form 10-Q
period 2017-06-30
Alphatec Holdings, Inc.
filed 2017-08-11
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of August 1, 2017, there were 13,782,064 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash	$19,107	$19,593
Accounts receivable, net	13,126	18,512
Inventories, net	29,810	30,093
Prepaid expenses and other current assets	2,114	4,262
Current assets of discontinued operations	69	364
Total current assets	64,226	72,824
Property and equipment, net	14,467	15,076
Intangible assets, net	5,243	5,711
Other assets	222	516
Noncurrent assets of discontinued operations	39	61
Total assets	$84,197	$94,188
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,861	$8,701
Accrued expenses	23,917	27,589
Current portion of long-term debt	2,333	3,113
Current liabilities of discontinued operations	464	732
Total current liabilities	29,575	40,135
Long-term debt, less current portion	38,178	43,092
Other long-term liabilities	24,391	28,862
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at June 30, 2017 and December 31, 2016; 3,319 shares issued and outstanding at both June 30, 2017 and December 31, 2016	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $0.0001 par value; 15 authorized at June 30, 2017 and December 31, 2016; 11 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 200,000 authorized at June 30, 2017 and December 31, 2016; 13,066 and 9,049 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Treasury stock, at cost, 2 shares, at both June 30, 2017 and December 31, 2016	(97)	(97)
Additional paid-in capital	438,005	419,787
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	918	970
Accumulated deficit	(465,377)	(457,165)
Total stockholders’ deficit	(31,550)	(41,504)
Total liabilities and stockholders’ deficit	$84,197	$94,188

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$24,379	$32,242	$52,357	$66,448
Cost of revenues	8,631	11,083	19,830	20,802
Gross profit	15,748	21,159	32,527	45,646
Operating expenses:
Research and development	990	2,072	2,439	5,713
Sales and marketing	10,298	12,794	21,401	27,734
General and administrative	5,351	6,274	11,574	15,278
Amortization of intangible assets	172	255	344	510
Restructuring expenses	528	84	1,759	173
Gain on sale of assets	(856)	—	(856)	—
Total operating expenses	16,483	21,479	36,661	49,408
Operating loss	(735)	(320)	(4,134)	(3,762)
Other income (expense):
Interest expense, net	(1,881)	(1,015)	(3,862)	(1,996)
Other income (expense), net	2	(563)	7	(365)
Total other income (expense)	(1,879)	(1,578)	(3,855)	(2,361)
Loss from continuing operations before taxes	(2,614)	(1,898)	(7,989)	(6,123)
Income tax provision	15	11	64	34
Loss from continuing operations	(2,629)	(1,909)	(8,053)	(6,157)
Loss from discontinued operations, net of applicable taxes	(68)	(3,324)	(159)	(5,693)
Net loss	$(2,697)	$(5,233)	$(8,212)	$(11,850)
Net loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.22)	$(0.80)	$(0.73)
Discontinued operations	(0.01)	(0.39)	(0.02)	(0.67)
Net loss per share, basic and diluted	$(0.24)	$(0.62)	$(0.82)	$(1.40)
Shares used in calculating basic and diluted net loss per share	11,047	8,488	10,033	8,477

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(2,697)	$(5,233)	$(8,212)	$(11,850)
Foreign currency translation adjustments related to continuing operations	(242)	849	(52)	1,641
Comprehensive loss	$(2,939)	$(4,384)	$(8,264)	$(10,209)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(8,212)	$(11,850)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,738	7,381
Stock-based compensation	960	363
Interest expense related to amortization of debt discount and debt issuance costs	1,423	2,560
Provision for doubtful accounts	(72)	470
Provision for excess and obsolete inventory	892	2,374
Deferred income tax expense	(1)	(26)
Gain on sale of assets	(856)
Other non-cash items	394	820
Changes in operating assets and liabilities:
Restricted cash	-	2,200
Accounts receivable, net	5,458	2,933
Inventories, net	(617)	(78)
Prepaid expenses and other current assets	2,611	1,292
Other assets	317	162
Accounts payable	(3,546)	3,077
Accrued expenses and other	(9,210)	(1,754)
Deferred revenues	246	148
Net cash (used in) provided by operating activities	(6,475)	10,072
Investing activities:
Purchases of property and equipment	(5,348)	(5,691)
Cash received from sale of equipment	—	1,316
Net cash used in investing activities	(5,348)	(4,375)
Financing activities:
Borrowings under lines of credit	47,114	70,155
Repayments under lines of credit	(50,669)	(70,963)
Principal payments on capital lease obligations	(293)	(400)
Proceeds from sale of stock, net	17,630	58
Principal payments on notes payable and term loan	(2,557)	(4,605)
Net cash provided by (used in) financing activities	11,225	(5,755)
Effect of exchange rate changes on cash	(47)	(1,849)
Net decrease in cash	(645)	(1,907)
Cash at beginning of period, including discontinued operations	19,752	11,229
Cash at end of period, including discontinued operations	$19,107	$9,322
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,437	$3,861
Cash paid for income taxes	$69	$896
Purchases of property and equipment in accounts payable	$374	$2,451

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

 On September 1, 2016, the Company completed the sale of its international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), including the Company’s wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy (collectively, the “International Business”), pursuant to a purchase and sale agreement, dated as of July 25, 2016 (as amended, the “Purchase and Sale Agreement”) (the “Globus Transaction”). As a result of the Globus Transaction, the Company's International Business has been excluded from continuing operations for all periods presented in this Quarterly Report on Form 10-Q and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business. The Company operates in one reportable business segment.  The sale of the international operations represents a strategic shift and has a significant impact on the Company's operations and financial results.

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future periods.

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

As a result of the sale of the International Business, the Company has retrospectively revised the condensed consolidated statements of operations for the three and six months ended June 30, 2016, to reflect the financial results from the International Business, and the related assets and liabilities, as discontinued operations.

The Company’s annual operating plan projects that its existing working capital at June 30, 2017 of $34.7 million (including cash of $19.1 million), allows the Company to fund its operations through one year subsequent to the date the financial statements are issued.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2017. Except as discussed below, these accounting policies have not significantly changed during the six months ended June 30, 2017.

Warrant Accounting

As more fully described in Note 10, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement transaction that closed on March 29, 2017.  These warrants contain a feature that could require the transfer of cash in the event of a Fundamental Transaction, as defined in such warrants (other than a Fundamental Transaction not approved by the Company’s Board of Directors).  The warrant holders do not control the Company’s Board of Directors, and therefore, since potential future cash settlement is deemed to be within the Company’s control, the warrants are classified in stockholder’s equity in accordance with the authoritative accounting guidance.

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

In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance was effective for the Company for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The adoption, effective January 1, 2017, did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the standard for reporting periods beginning January 1, 2017. The Company elected to keep its policy consistent for the application of a forfeiture rate and, therefore, the adoption of the guidance did not have a material impact on its unaudited condensed financial statements.

In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is evaluating the new guidance and has not determined the impact this standards update may have on its financial statements.

In January 2017, the FASB issued new accounting guidance, which was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company does not anticipate this standard to have an impact on the Company’s consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

In May 2017, the FASB recently issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$13,680	$19,870
Allowance for doubtful accounts	(554)	(1,358)
Accounts receivable, net	$13,126	$18,512

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$5,882	$7,301
Work-in-process	924	823
Finished goods	37,962	38,469
	44,768	46,593
Less reserve for excess and obsolete finished goods	(14,958)	(16,500)
Inventories, net	$29,810	$30,093

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2017	December 31, 2016
Surgical instruments	4	$53,511	$53,095
Machinery and equipment	7	5,492	5,435
Computer equipment	3	3,512	3,511
Office furniture and equipment	5	2,707	2,695
Leasehold improvements	various	1,664	3,467
Construction in progress	n/a	-	445
		66,886	68,648
Less accumulated depreciation and amortization		(52,419)	(53,572)
Property and equipment, net		$14,467	$15,076

Total depreciation expense was $1.6 million and $2.5 million for the three months ended June 30, 2017 and 2016 and $3.2 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively.  At June 30, 2017 and December 31, 2016, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	June 30, 2017	December 31, 2016
Developed product technology	—	$13,876	$13,876
Intellectual property	—	1,004	1,004
License agreements	2	5,265	5,265
Trademarks and trade names	—	732	732
Customer-related	8	7,458	7,458
Distribution network	8	4,027	4,027
		32,362	32,362
Less accumulated amortization		(27,119)	(26,651)
Intangible assets, net		$5,243	$5,711

Total amortization expense was $0.3 million and $1.0 million for the three months ended June 30, 2017 and 2016 and $0.5 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

Future amortization expense related to intangible assets as of June 30, 2017 is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$468
2018	750
2019	688
2020	688
2021	688
Thereafter	1,961
$5,243

 Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Commissions and sales milestones	$3,983	$4,202
Payroll and payroll related	2,749	2,384
Litigation settlements	4,400	4,400
Globus related accruals	-	3,830
Accrued professional fees	1,761	3,093
Royalties	1,326	1,347
Restructuring and severance accruals	1,032	1,328
Accrued taxes	293	404
Guaranteed collaboration compensation, current	4,575	2,228
Accrued interest	373	387
Other	3,425	3,986
Total accrued expenses	$23,917	$27,589

4. Discontinued Operations

As a result of the Globus Transaction, the Company has retrospectively revised the condensed consolidated statements of operations for the three and six month periods ended June 30, 2016 to reflect the financial results from the International Business as discontinued operations.

At the closing of the Globus Transaction, Globus paid the Company $80 million in cash, subject to a working capital adjustment. On September 1, 2016, the Company used approximately $66 million of the consideration received to (i) repay in full all amounts outstanding and due under the Company’s Facility Agreement between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., dated as of March 17, 2014, as amended to date (the “Deerfield Facility Agreement”) and (ii) repay certain of its outstanding indebtedness under the Company’s credit facility, as amended to date (the “Amended Credit Facility”) with MidCap Funding IV, LLC (“MidCap”) (described in Note 5), in each case, including debt-related costs. Also on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 5, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.

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

Included in the results of continuing operations for the three months ended June 30, 2016 are revenues of $4.0 million and cost of revenue of $3.1 million and for the six months ended June 30, 2016 revenues of $9.0 million and cost of revenue of $7.1 million that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's condensed consolidated financial statements.

During the three months ended June 30, 2017, the Company recorded $2.4 million in revenue and $2.1 million in cost of revenue from the Supply Agreement and during the six months ended June 30, 2017, $6.8 million in revenue and $5.8 million in cost of revenue that are included in continuing operations.

In connection with the Globus Transaction, the Company included the interest expense of $2.7 million and $5.1 million for the three and six months ended June 30, 2016, respectively, incurred in connection with repayment from the proceeds from the Globus Transaction of all amounts outstanding and due under the Deerfield Facility Agreement and Amended Credit Facility in the loss from discontinued operations to the extent these debt facilities were repaid using the proceeds from the Globus Transaction.

The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Discontinued operations	2017	2016	2017	2016
Revenues	$—	$11,548	$—	$22,103
Cost of revenues	—	4,412	—	8,225
Amortization of acquired intangible assets	—	377	—	737
Gross profit	—	6,759	—	13,141
Operating expenses:
Research and development	—	8	—	34
Sales and marketing	—	5,344	—	9,526
General and administrative	68	1,996	141	3,639
Amortization of acquired intangible assets	—	236	—	467
Restructuring expenses	—	19	—	616
Total operating expenses	68	7,603	141	14,282
Operating loss	(68)	(844)	(141)	(1,141)
Other income (expense):
Interest expense, net	—	(2,693)	—	(5,049)
Other income, net	—	802	—	1,649
Total other income (expense)	—	(1,891)	—	(3,400)
Loss from discontinued operations before taxes	(68)	(2,735)	(141)	(4,541)
Income tax provision	—	589	18	1,152
Loss from discontinued operations, net of applicable taxes	$(68)	$(3,324)	$(159)	$(5,693)

The following table summarizes the assets and liabilities of discontinued operations as of June 30, 2017 and December 31, 2016 related to the International Business (in thousands):

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$—	$159
Inventories, net	—	48
Prepaid expenses and other current assets	69	157
Total current assets of discontinued operations	69	364
Other assets	39	61
Total assets of discontinued operations	$108	$425
Liabilities
Current liabilities:
Accounts payable	$—	$43
Accrued expenses	464	689
Other current liabilities	—	—
Total current liabilities of discontinued operations	$464	$732
Total long-term liabilities of discontinued operations	—	—
Total liabilities of discontinued operations	$464	$732

Included in the cash flows for the six months ended June 30, 2017 and 2016 are the following non-cash adjustments related to the discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization	$—	$1,416	$—	$2,812
Provision for excess and obsolete inventory	$—	$59	$—	$136
Capital expenditures	$—	$411	$—	$1,108
Interest expense related to amortization of debt discount and debt issuance costs	$—	$1,406	$—	$2,052

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and a term loan commitment up to $5 million.  As of June 30, 2017, $8.9 million was outstanding under the revolving line of credit and $3.6 million was outstanding under the term loan.

The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2017, the revolving line of credit carried an interest rate of 7.05% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 are due through the maturity date in August 2018, with the remaining principal due on the maturity date. At June 30, 2017, $1.7 million remains as unamortized debt discount related to the Amended Credit Facility within the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

On March 30, 2017, the Company entered into a sixth amendment to the Amended Credit Facility with MidCap (the “Sixth Amendment”).  The Sixth Amendment extends the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2018.

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

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. At the closing of the Globus Transaction, the Company made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016.  As of June 30, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining amount outstanding due on September 1, 2021.  The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.  At June 30, 2017, unamortized debt discount related to the Globus Facility Agreement within the condensed consolidated balance sheet was $0.9 million.

As collateral for the Globus Facility Agreement, the Company granted Globus a first lien security interest in substantially all of its assets, other than accounts receivable and related assets, which secures the Globus Facility Agreement on a second lien basis. The Globus Facility Agreement includes traditional lending and reporting covenants including a fixed charge coverage ratio to be maintained by the Company. The financial covenants of the Globus Facility Agreement are not effective until April 2018. There is no assurance that the Company will be in compliance with the financial covenants of the Globus Facility Agreement in the future. The Globus Facility Agreement also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Globus’s right to declare all outstanding obligations immediately due and payable.

Principal payments on the Company's debt are as follows as of June 30, 2017 (in thousands):

Year Ending December 31,
Remainder of 2017	$1,495
2018	4,130
2019	12,962
2020	3,380
2021 and thereafter	21,667
Total	43,634
Add: capital lease principal payments	187
Less: unamortized debt discount and debt issuance costs	(3,310)
Total	40,511
Less: current portion of long-term debt	(2,333)
Long-term debt, net of current portion	$38,178

6. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 6.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2021. Future minimum annual lease payments under such leases are as follows as of June 30, 2017 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2017	$803	$127
2018	1,556	68
2019	1,542	—
2020	1,584	—
2021 and thereafter	971	—
	$6,456	195
Less: amount representing interest		(8)
Present value of minimum lease payments		187
Current portion of capital leases		(165)
Capital leases, less current portion		$22

Rent expense under operating leases for the three months ended June 30, 2017 and 2016 was $0.3 million and $0.7 million, respectively, and for the six months ended June 30, 2017 and 2016 was $1.0 million and $1.8 million, respectively.

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

As of June 30, 2017, the Company has made installment payments in the aggregate of $29.6 million, with a remaining outstanding balance of $28.2 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

8. Sale of Assets

On May 5, 2017, the Company entered into an agreement to sell certain inventory and intellectual property to a third party for $1.0 million in consideration, payable via a credit to future minimum royalties owed to the third party under an existing exclusive license agreement between the two parties.  The Company recorded a net gain on sale of assets of $0.9 million which is included under operating expenses on the Company’s condensed consolidated statement of operations.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(2,629)	$(1,909)	$(8,053)	$(6,157)
Loss from discontinued operations	(68)	(3,324)	(159)	(5,693)
Net loss	$(2,697)	$(5,233)	$(8,212)	$(11,850)
Denominator:
Weighted average common shares outstanding	11,102	8,526	10,102	8,520
Weighted average unvested common shares subject to repurchase	(55)	(38)	(69)	(43)
Weighted average common shares outstanding—basic	11,047	8,488	10,033	8,477
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding—diluted	11,047	8,488	10,033	8,477
Net loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.22)	$(0.80)	$(0.73)
Discontinued operations	(0.01)	(0.39)	(0.02)	(0.67)
Net loss per share, basic and diluted	$(0.24)	$(0.62)	$(0.82)	$(1.40)

The anti-dilutive securities not included in diluted net loss per share were as follows calculated on a weighted average basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	1,444	609	1,298	619
Unvested restricted share awards	55	38	69	43
Series A Convertible Preferred Stock	7,383	—	3,796	—
Warrants to purchase common stock	87	962	1,132	962
Total	8,969	1,609	6,295	1,624

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for such new employee to begin employment with the Company.  The Inducement Plan currently has 1,550,000 shares of common stock reserved for issuance, of which, 600,000 shares of common stock were added on March 30, 2017.  Equity awards under the Inducement Plan may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Equity Incentive Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. The Company granted 200,000 Restricted Share Units ("RSUs") and 200,000 stock options under the Inducement Plan in the quarter ended June 30, 2017.

Private Placement Transaction

On March 22, 2017, the Company entered into the Securities Purchase Agreement with certain institutional and accredited investors, including certain directors, executive officers and employees of the Company (collectively, the

“Purchasers”), providing for the sale by the Company of 1,809,628 shares of the Company’s common stock at a purchase price of $2.00 per share (the “Common Shares”), 15,245 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of common stock, and were initially subject to limitations on conversion prior to the approval by the Company’s stockholders (“Stockholder Approval”) as required in accordance with the NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Purchaser Warrants”), in a private placement (the “Private Placement”). The Purchaser Warrants became exercisable following Stockholder Approval, are subject to certain ownership limitations, and expire five years after June 15, 2017, the date Stockholder Approval was received. An aggregate of $2.35 million of shares of Series A Convertible Preferred Stock, which shares are convertible into approximately 1,175,000 shares of common stock, and Purchaser Warrants to purchase up to 1,175,000 shares of common stock were purchased by certain directors, executive officers and employees of the Company. On June 15, 2017, shareholder approval was received for the conversion of the Series A Convertible Preferred Stock and 4,315 shares of preferred stock were converted into 2,157,432 shares of common stock as of June 30, 2017.

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

Series A Convertible Preferred Stock

On March 29, 2017, in connection with the closing of the Private Placement, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The shares of Series A Convertible Preferred Stock have a stated value of $1,000 per share and were convertible into approximately 500 shares of common stock upon receipt of Stockholder Approval. Prior to the date that Stockholder Approval was obtained, the Certificate of Designation limited the number of shares of common stock that were issuable upon conversion of the Series A Convertible Preferred Stock such that, when aggregated with the shares of common stock issued in the Private Placement, such issuances did not exceed 19.99% of the Company’s issued and outstanding common stock, as required by NASDAQ listing rules. In addition, the Company’s directors, executive officers and employees who participated in the Private Placement were unable to convert shares of Series A Convertible Preferred Stock until Stockholder Approval was obtained, pursuant to the NASDAQ listing rules. The Series A Convertible Preferred Stock will be entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. Except as otherwise required by law, the holders of Series A Convertible Preferred Stock will have no right to vote on matters submitted to a vote of the Company’s stockholders. Without the prior written consent of 75% of the outstanding shares of Series A Convertible Preferred Stock, the Company may not: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred Stock, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. In the event of the dissolution and winding up of the Company, the proceeds available for distribution to the Company’s stockholders shall be distributed pari passu among the holders of the shares of common stock and Series A Convertible Preferred Stock, pro rata based upon the number of shares held by each such holder, as if the outstanding shares of Series A Convertible Preferred Stock were convertible, and were converted, into shares of common stock.

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

If the Company effects a fundamental transaction, then upon any subsequent exercise of any Common Stock Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the Common Stock Warrants were exercisable immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction (other than a fundamental transaction not approved by the Company’s Board of Directors), the Company or any successor entity shall, at the holder’s option, purchase the holder’s Common Stock Warrants for an amount of cash equal to the value of the Common Stock Warrants as determined in accordance with the Black Scholes option pricing model. A fundamental transaction as described in the Common Stock Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased by less than $0.2 million during the six months ended June 30, 2017. The increase in unrecognized tax benefits during the six months ended June 30, 2017 was primarily related to foreign currency fluctuations and increases in reserves related to U.S. federal and state research credits.  The unrecognized tax benefits at June 30, 2017 and December 31, 2016 were $9.5 million and $9.3 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.7 million.

The income tax provision from continuing operations consists primarily of income tax provisions related to state income taxes.  The Company’s effective tax rate of 0.68% and 0.83% for the three and six months ended June 30, 2017, respectively, differs from the federal statutory rate of 35% primarily due to a full valuation allowance and state income taxes.

Due to the equity transactions, the Company entered into during the three months ended March 31, 2017, an ownership change may have occurred.  Pursuant to Internal Revenue Code, or IRC, Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurred within a three-year period.  The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss and research and development credit carryforwards.  Since there is a full valuation allowance applied to the deferred taxes, an IRC Section 382 limitation will not have an effect on the deferred taxes or the income tax rate.

The Company is not currently under examination by the Internal Revenue Service, or by any foreign, state or local tax authorities, however Scient’x’s 2013 and 2014 tax years are currently under audit by the French tax authorities, and the Company’s 2013 tax year is under audit by the state of Texas.

12. Related Party Transactions

For the six months ended June 30, 2017 and 2016, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of June 30, 2017, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

In July 2016, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its contractual rights to seek an immediate repayment of such amount. Pursuant to this forbearance agreement, the Company repaid this amount in September 2016.  The Company and HealthpointCapital also entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million Orthotec settlement amount.

13. Restructuring

In connection with the Globus Transaction (described in Note 4), the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  The Company had additional headcount reductions in February 2017, and recorded restructuring expenses of $0.5 million and $1.8 million for the three and six months ended June 30, 2017, related to severance liability and post-employment benefits. A rollforward of the accrued restructuring liability is presented below (in thousands):

Balance as of January 1, 2017	$1,328
Accrued restructuring charges	1,231
Payments	(940)
Balance as of March 31, 2017	1,619
Accrued restructuring charges	528
Payments	(1,115)
Balance as of June 30, 2017	$1,032

All activities and costs are expected to be completed during 2018.

On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $0.1 million and $0.2 million during the three and six months ended June 30, 2016, related to these restructuring activities.

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

Overview

We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. Our mission is to improve patient lives by providing innovative spine surgery solutions through our relentless pursuit of superior outcomes. We have a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to innovative features and benefits that are designed to simplify surgical procedures for the surgeon and improve patient outcomes.

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

Recent Developments

On March 29, 2017, we completed a private placement, or the Private Placement, of our  securities to certain institutional and accredited investors, including certain of our directors, executive officers and employees, providing for the sale of 1,809,628 shares of our common stock at a purchase price of $2.00 per share, 15,245 shares of newly designated Series A Convertible Preferred Stock, or Series A Convertible Preferred Stock, at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of our common stock and were subject to limitations on conversion prior to approval by our stockholders on June 15, 2017 as required in accordance with NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of our common stock at an exercise price of $2.00 per share. Shareholder approval was received for the conversion of the Series A Convertible Preferred Stock on June 15, 2017, and 4,315 shares of preferred stock were converted into 2,157,432 shares of common stock as of June 30, 2017. We also issued warrants to purchase up to 471,600 shares of our common stock at an exercise price of $2.50 per share to H.C. Wainwright & Co., LLC, or Wainwright, and its designees, in connection with serving as exclusive placement agent for the issuance and sale of the securities in the Private Placement.  We refer to all 9,903,600 warrants as the Warrants. The Warrants became exercisable following stockholder approval, are subject to certain ownership limitations, and expire five years after June 15, 2017, the date stockholder approval was received. The aggregate gross proceeds for the Private Placement were approximately $18.9 million. We intend to use the net proceeds from the Private Placement for general corporate and working capital purposes.

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

On June 15, 2017, we received a letter from the FDA which officially closed out the Warning Letter we received on July 15, 2015 and related investigation of deficiencies in our internal procedures for quality planning, design control, document control.

As a result of the sale of our International Business to Globus in September 2016, we have retrospectively revised the consolidated statements of operations for the three and six months ended June 30, 2016 to reflect the financial results from the International Business as discontinued operations.

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

Income tax (benefit) provision. Income tax provision from continuing operations consists primarily of income tax provisions related to state income taxes. Authoritative accounting guidance requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. The sale of the Company's international distribution operations and several foreign subsidiaries is reported under discontinued operations in the condensed consolidated financial statements. Accordingly, we are required to allocate the provision for income taxes between continuing operations and discontinued operations.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the six months ended June 30, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$24,379	$32,242	$52,357	$66,448
Cost of revenues	8,631	11,083	19,830	20,802
Gross profit	15,748	21,159	32,527	45,646
Operating expenses:
Research and development	990	2,072	2,439	5,713
Sales and marketing	10,298	12,794	21,401	27,734
General and administrative	5,351	6,274	11,574	15,278
Amortization of acquired intangible assets	172	255	344	510
Restructuring expense	528	84	1,759	173
Gain on sale of assets	(856)	-	(856)	-
Total operating expenses	16,483	21,479	36,661	49,408
Operating loss	(735)	(320)	(4,134)	(3,762)
Other income (expense):
Interest expense, net	(1,881)	(1,015)	(3,862)	(1,996)
Other income (expense), net	2	(563)	7	(365)
Total other income (expense)	(1,879)	(1,578)	(3,855)	(2,361)
Loss from continuing operations before taxes	(2,614)	(1,898)	(7,989)	(6,123)
Income tax provision	15	11	64	34
Loss from continuing operations	(2,629)	(1,909)	(8,053)	(6,157)
Loss from discontinued operations	(68)	(3,324)	(159)	(5,693)
Net loss	$(2,697)	$(5,233)	$(8,212)	$(11,850)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues by source
U.S. commercial revenue	$21,877	$28,279	$45,314	$57,512
Other	2,502	3,963	7,043	8,936
Total revenues	$24,379	$32,242	$52,357	$66,448

Gross profit by source
U.S. commercial revenue	$15,521	$20,251	$31,790	$43,974
Other	227	908	737	1,672
Total gross profit	$15,748	$21,159	$32,527	$45,646

Gross profit margin by source
U.S. commercial revenue	70.9%	71.6%	70.2%	76.5%
Other	9.1%	22.9%	10.5%	18.7%
Total gross profit margin	64.6%	65.6%	62.1%	68.7%

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016

Revenues. Revenues were $24.4 million for the three months ended June 30, 2017 compared to $32.2 million for the three months ended June 30, 2016, representing a decrease of $7.8 million, or 24.2%. Revenues were $52.4 million for the six months ended June 30, 2017 compared to $66.4 million for the six months ended June 30, 2016, representing a decrease of $14.0 million, or 21.1%.

U.S. commercial revenues were $21.9 million for the three months ended June 30, 2017 compared to $28.3 million for the three months ended June 30, 2016, representing a decrease of $6.4 million or 22.6% and $45.3 million for the six months ended June 30, 2017 compared to $57.5 million for the six months ended June 30, 2016, representing a decrease of $12.2 million or 21.2%.  The decreases in revenue were attributed to a combination of volume, product mix, and pricing as a result of lost distributors and customers and associated overall change in revenue composition associated with the financial and operational challenges the Company faced in 2016, which led to the sale of the Company’s international business in order to sustain operations.  Revenue was also impacted by the Company’s decision to exit the stocking distributor model and terminate distributor relationships that are not representative of the Company’s long-term business and rebranding strategy.  Revenue from stocking distributors alone represented $1.3 million and $2.6 million of the revenue decline for the three and six months ended June 30, 2017, respectively compared to 2016.

Other revenues were $2.5 million for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016 and $7.0 million for the six months ended June 30, 2017 compared to $8.9 million for the six months ended June 30, 2016. Other revenues in the three and six months ended June 30, 2017 are primarily attributed to sales to Globus under our supply agreement with Globus, or the Supply Agreement.  Other revenues in the three and six months ended June 30, 2016 are primarily attributed to sales to affiliates.  The decreases were primarily related to lower sales to Globus compared to sales to affiliates.

Cost of revenues. Cost of revenues was $8.6 million for the three months ended June 30, 2017 compared to $11.1 million for the three months ended June 30, 2016, representing a decrease of $2.5 million, or 22.5% and $19.8 million for the six months ended June 30, 2017 compared to $20.8 million for the six months ended June 30, 2016, representing a decrease of $1.0 million, or 4.8%.

Cost of U.S. commercial revenues were $6.4 million for the three months ended June 30, 2017 compared to $8.0 million for the three months ended June 30, 2016 and $13.5 million and $13.7 million for the six month periods ended June 30, 2017 and 2016. Despite a decrease in revenue, cost of revenues were flat for the six months ended June 30, 2017, attributed primarily to increased depreciation and other overhead costs (on a per unit basis) resulting from reduced sourcing and manufacturing volumes, and an increase in inventory kit write-offs due to distributor turnover.  Cost of revenues for the three and six months ended June 30, 2016 were offset by gains on the disposal of various manufacturing equipment totaling $0.8 million and $1.3 million, respectively.

Cost of other revenues, which are primarily attributed to sales to Globus under the Supply Agreement, were $2.3 million for the three months ended June 30, 2017 compared to $3.1 million for the three months ended June 30, 2016 and $6.3 million for the six months ended June 30, 2017 compared to $7.3 million for the six months ended June 30, 2016. The decreases in cost of revenues were primarily related to lower sales to Globus in the three and six months ended June 30, 2017 compared to the intercompany sales and cost of sales included in continuing operations in the three and six months ended June 30, 2016.

Gross profit. Gross profit was $15.7 million for the three months ended June 30, 2017 compared to $21.2 million for the three months ended June 30, 2016, representing a decrease of $5.5 million, or 25.9% and $32.5 million for the six months ended June 30, 2017 compared to $45.6 million for the six months ended June 30, 2016, representing a decrease of $13.1 million, or 28.7%.

Gross profit margin from U.S. commercial revenues was 70.9% for the three months ended June 30, 2017 compared to 71.6% for the three months ended June 30, 2016. This decrease was attributable to a gain of $0.8 million on the disposal of various manufacturing equipment recorded as an offset to cost of revenue for the three months ended June 30, 2016. Gross profit was 70.2% for the six months ended June 30, 2017 compared to 76.5% for the six months ended June 30, 2016.  This decrease was attributable to gains on the disposal of various manufacturing equipment recorded as an offset to cost of revenue for the three and six months ended June 30, 2016, and, to a lesser extent, an increase in inventory kit write-offs due to distributor turnover.

Gross profit margin from other revenues was 9.1% for the three months ended June 30, 2017 compared to 22.9% for the three months ended June 30, 2016 and 10.5% for the six months ended June 30, 2017 compared to 18.7% for the six months ended June 30, 2016.  The decreases in gross margin were primarily related to sale of our international business to Globus, for which we supply international products at a reduced margin compared to historical levels.

Research and development expense. Research and development expense was $1.0 million for the three months ended June 30, 2017 compared to $2.1 million for the three months ended June 30, 2016, representing a decrease of $1.1 million, or 52.4% and $2.4 million for the six months ended June 30, 2017 compared to $5.7 million for the six months ended June 30,

2016, representing a decrease of $3.3 million, or 57.9%. The decrease for the three months ended June 30, 2017 was related to a reduction of personnel related costs due to headcount reductions ($0.5 million) and a reduction in general R&D expenses as the Company focuses its cash resources. The decrease for the six months ended June 30, 2017 and 2016 was related to a decrease in stock compensation expense related to a consulting agreement ($0.5 million), reduction of personnel related costs due to headcount reductions ($1.0 million) and a reduction of facility costs due to the termination of a portion of the facility lease ($0.3 million) and a reduction in general research and development cost of $1.1 million as the Company focused its product development efforts.

Sales and marketing expense. Sales and marketing expense was $10.3 million for the three months ended June 30, 2017 compared to $12.8 million for the three months ended June 30, 2016, representing a decrease of $2.5 million, or 19.5% and was $21.4 million for the six months ended June 30, 2017 compared to $27.7 million for the six months ended June 30, 2016, representing a decrease of $6.3 million, or 22.7%. The decrease for the three months ended June 30, 2017 and 2016 was the result of a reduction in personnel and related expenses due to head-count reductions ($0.7 million), lower commission expense due to lower sales ($1.5 million) and a reduction in general sales and marketing expenses. The decrease for the six months ended June 30, 2017 and 2016 was the result of a reduction in personnel and related expenses due to head-count reductions ($1.4 million), lower commission expense due to lower sales ($3.0 million) and a reduction in general sales and marketing expenses.

Gain on sale of assets.  During the three and six months ended June 30, 2017, we recorded a net gain of $0.9 million pursuant to a sale of certain inventory and intellectual property to a third party for $1.0 million in consideration, payable via a credit to future minimum royalties owed to the third party under an existing exclusive license agreement.

General and administrative expense. General and administrative expense was $5.4 million for the three months ended June 30, 2017 compared to $6.3 million for the three months ended June 30, 2016, representing a decrease of $0.9 million, or 14.3% and $11.6 million for the six months ended June 30, 2017 compared to $15.3 million for the six months ended June 30, 2016, representing a decrease of $3.7 million, or 24.2%. The decrease for the three months ended June 30, 2017 and 2016 was due to a reduction in legal costs due to legal costs incurred in connection with the Globus transaction in 2016 ($0.6 million) and a reduction in personnel related costs due to head-count reductions ($0.4 million). The decrease for the six months ended June 30, 2017 and 2016 was due to a reduction in legal costs due to legal costs incurred in connection with the Globus transaction in 2016 ($1.7 million), a reduction in personnel and related costs due to head-count reductions ($1.2 million) and a reduction in professional services ($1.0 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016 and was $0.3 million for the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016. This expense represents amortization in the period for intangible assets associated with general business assets obtained in acquisitions.

Restructuring expense.  Restructuring expense was $0.5 million for the three months ended June 30, 2017 compared to $0.1 million for the three months ended June 30, 2016 and $1.8 million for the six months ended June 30, 2017 compared to $0.2 million for the six months ended June 30, 2016. Due to the closing of the Globus Transaction, which eliminated substantially all of our international operations we began a corporate downsizing initiative to rationalize our cost structure in line with our reduced operation. The restructuring costs for the three and six months ended June 30, 2016 consist primarily of severance charges related to headcount reductions.

Interest expense, net. Interest expense, net, was $1.9 million for the three months ended June 30, 2017 compared to $1.0 million for the three months ended June 30, 2016 representing an increase of $0.9 million and was $3.9 million for the six months ended June 30, 2017 compared to $2.0 million for the six months ended June 30, 2016 representing an increase of $1.9 million. The increases are primarily related to interest expense of $1.5 million and $3.2 million related to MidCap and Deerfield debt extinguished in the Globus transaction being included in discontinued operations for the three and six months ended June 30, 2016 partially offset by interest expense related to the Globus Facility Agreement.

Discontinued operations. On September 1, 2016, we completed the sale of our International Business to Globus, whereby we sold our international distribution operations and agreements, including wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of other sales operations in the United Kingdom and Italy. As a result of the strategic decision to sell the International Business and focus on U.S market, the condensed consolidated statements of operations and the condensed consolidated balance sheets reflect the financial results from the International Business as discontinued operations for all periods presented.

For the three and six months ended June 30, 2016, activity presented under discontinued operations in the condensed consolidated statements of operations represents commercial operations prior to the sale of the International Business in September 2016.  Certain operating expenses were also allocated to the business activities associated with the discontinued operations as well as interest expense related to debt that we repaid using the proceeds from the sale of the International Business.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, loss from continuing operations, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP Loss from continuing operations	$(2,629)	$(1,909)	$(8,053)	$(6,157)
Stock-based compensation and stock price guarantee	411	659	1,219	1,523
Depreciation	1,636	1,775	3,270	4,029
Amortization of intangible assets	234	270	468	540
Interest expense, net	1,881	1,015	3,862	1,996
Income tax provision	15	11	64	34
Other (income) expense, net	(2)	563	(7)	365
Restructuring expenses	528	84	1,759	173
Gain on sale of assets	(856)	-	(856)	-
Adjusted EBITDA	$1,218	$2,468	$1,726	$2,503

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including the Private Placement in March 2017. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At June 30, 2017, our principal sources of liquidity consisted of cash of $19.1 million and accounts receivable, net of $13.1 million.  We believe that our current available cash will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

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

On July 25, 2016, we entered into the Purchase and Sale Agreement, with Globus, pursuant to which, and on the terms and subject to the conditions thereof, among other things, Globus agreed to acquire our International Business.  Upon the closing, of the Globus Transaction on September 1, 2016, or the Closing, Globus paid us $80 million in cash, subject to a working capital adjustment, or the Closing Payment. Following the Closing, we used approximately $66 million of the Closing Payment to (i) repay in full all amounts outstanding and due under our credit facility with Deerfield and (ii) repay certain of our outstanding indebtedness under our Amended Credit Facility with MidCap, in each case, including debt-related costs. At the Closing, we also entered into the Globus Facility Agreement pursuant to which Globus agreed to loan us up to $30 million, of which $25 million was drawn at the Closing and an additional $5 million draw in the fourth quarter of 2016, subject to the terms and conditions set forth in the Globus Facility Agreement.

In connection with the Globus Transaction we terminated employment agreements with several executive officers and commenced an employee headcount reduction program.  We had additional headcount reductions in February 2017, and have recorded restructuring expenses of $0.5 million and $1.8 million for the three and six months ended June 30, 2017, related to severance liability and post-employment benefits.  We have incurred restructuring expenses totaling $1.8 million through June 30, 2017 as a result of this headcount reduction program.

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of June 30, 2017.

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

The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At June 30, 2017, the revolving line of credit carried an interest rate of 7.05% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable and domestic eligible inventory. As collateral for the Amended Credit Facility, we granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.  As of June 30, 2017, $8.9 million was outstanding under the revolving line of credit and $3.6 million was outstanding under the term loan.

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

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of June 30, 2017, the outstanding balance under the Globus Facility Agreement was $30 million, which becomes due and payable in quarterly payments of $0.8 million starting November 2018 and the final payment due on September 30, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.

As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of June 30, 2017, the balance of these capital leases, net of interest totaled $0.2 million.

As of June 30, 2017, we have made $29.6 million in Orthotec settlement payments and there remains an aggregate $28.2 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $6.5 million from operating activities for the six months ended June 30, 2017. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issuance costs of $1.7 million and working capital and other assets used cash of $4.7 million.

Investing Activities

We used cash of $5.3 million in investing activities for the six months ended June 30, 2017, primarily for the purchase of surgical instruments.

Financing Activities

Financing activities provided net cash of $11.2 million for the six months ended June 30, 2017, primarily attributable to the Private Placement, which provided net cash proceeds of $17.6 million.  Under the MidCap Amended Credit Facility, we made net payments of $3.6 million during the six months ended June 30, 2017. We also made principal payments on notes payable and capital leases totaling $2.9 million in the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Amended Credit Facility with MidCap	$13,243	$1,325	$2,379	$9,539	$—	$—	$—
Facility Agreement with Globus	30,000	—	1,667	3,333	3,333	21,667	—
Interest expense	16,798	2,091	4,285	4,934	3,460	2,028	—
Notes payable for software licenses	241	20	84	90	47	—	—
Note payable for insurance premiums	150	150	—	—	—	—	—
Capital lease obligations	195	127	68	—	—	—	—
Operating lease obligations	6,456	803	1,556	1,543	1,583	971	—
Litigation settlement obligations	28,233	2,200	4,400	4,400	4,400	4,000	8,833
Guaranteed minimum royalty obligations	7,670	1,438	1,256	981	943	918	2,134
Stock price guarantee (1)	6,969	2,186	2,389	2,394	—	—	—
New product development milestones (2)	400	—	200	—	200	—	—
Total	$110,355	$10,340	$18,284	$27,214	$13,966	$29,584	$10,967

(1)

Based on our closing stock price as of June 30, 2017, the last trading date of the quarter, of $1.85 per share. Pursuant to a three-year collaboration agreement, we may be obligated to make three annual payments to the collaborator as sole consideration for services provided, paid in our common stock at a per share price of $23.35, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. The actual amount of potential cash settlement will vary depending on the price of our common stock at the respective settlement dates.

(2)

This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2017 through 2020.

Recent Accounting Pronouncements

Except as described in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017.

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

Interest Rate Risk

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2017, our outstanding floating rate indebtedness totaled $42.5 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Globus Facility Agreement, notes payable and capital leases.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the six months ended June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Under the terms of our 2016 Equity Incentive Plan and our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, which we refer to collectively as the Stock Plans, and prior to the expiration of the Stock Plans in May 2026, we are permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.  There were no shares of common stock repurchased during the quarter ended June 30, 2017.

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

10.1*

Sixth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement dated March 30, 2017 with MidCap Funding Trust IV, as lender and other lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.2*

First Amendment to the Credit, Security and Guaranty Agreement, dated March 30, 2017 with Globus Medical, Inc (filed as Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.3

Employment Agreement with Jeffrey G. Black dated February 10, 2017 (filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.4

Employment Agreement with Jon Allen dated October December 10, 2016 (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.5

Employment Agreement with Craig E. Hunsaker dated September 14, 2016 (filed as Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.6

Employment Agreement with Brian Snider dated February 27, 2017 (filed as Exhibit 10.6 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

10.7

Resignation and Transition Agreement, as amended, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, dated January 23, 2017 (filed as Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed with the SEC on March 31, 2017 and incorporated herein by reference).

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

10.10	Form of Support Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017 and incorporated herein by reference).

10.11	Vesting Acceleration Agreement between Alphatec Holdings, Inc. and Leslie H. Cross dated June 15, 2017 (filed herein)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016, (ii) Condensed

Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: August 10, 2017