Form 10-Q
period 2017-09-30
Alphatec Holdings, Inc.
filed 2017-11-09
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of November 1, 2017, there were 16,724,080 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash	$15,437	$19,593
Accounts receivable, net	13,303	18,512
Inventories, net	29,747	30,093
Prepaid expenses and other current assets	2,019	4,262
Current assets of discontinued operations	236	364
Total current assets	60,742	72,824
Property and equipment, net	13,275	15,076
Intangible assets, net	5,482	5,711
Other assets	222	516
Noncurrent assets of discontinued operations	52	61
Total assets	$79,773	$94,188
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,865	$8,701
Accrued expenses	22,606	27,589
Current portion of long-term debt	3,037	3,113
Current liabilities of discontinued operations	283	732
Total current liabilities	28,791	40,135
Long-term debt, less current portion	37,228	43,092
Other long-term liabilities	23,666	28,862
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2017 and December 31, 2016; 3,319 shares issued and outstanding at both September 30, 2017 and December 31, 2016	23,603	23,603
Commitments and contingencies

Series A convertible preferred stock, $0.0001 par value; 15 and 0 shares authorized at September 30, 2017 and December 31, 2016, respectively; 7 shares issued and outstanding at September 30, 2017	—	—
Common stock, $0.0001 par value; 200,000 authorized at September 30, 2017 and December 31, 2016; 15,148 and 9,049 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	1
Treasury stock, at cost, 2 shares, at both September 30, 2017 and December 31, 2016	(97)	(97)
Additional paid-in capital	438,969	419,787
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,125	970
Accumulated deficit	(468,514)	(457,165)
Total stockholders’ deficit	(33,515)	(41,504)
Total liabilities and stockholders’ deficit	$79,773	$94,188

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$23,099	$26,711	$75,456	$93,158
Cost of revenues	8,587	10,849	28,417	31,651
Gross profit	14,512	15,862	47,039	61,507
Operating expenses:
Research and development	1,044	1,087	3,483	6,799
Sales and marketing	10,015	11,764	31,416	39,498
General and administrative	4,403	4,136	15,977	19,416
Amortization of intangible assets	172	83	516	593
Goodwill and intangible asset impairment	—	1,736	—	1,736
Restructuring expenses	139	1,605	1,898	1,778
Gain on sale of assets	—	—	(856)	—
Total operating expenses	15,773	20,411	52,434	69,820
Operating loss	(1,261)	(4,549)	(5,395)	(8,313)
Other income (expense):
Interest expense, net	(1,807)	(1,123)	(5,669)	(3,118)
Loss on debt extinguishment	—	(9,478)	—	(9,478)
Other income (expense), net	(15)	90	(8)	(273)
Total other income (expense)	(1,822)	(10,511)	(5,677)	(12,869)
Loss from continuing operations before taxes	(3,083)	(15,060)	(11,072)	(21,182)
Income tax (benefit) provision	(7)	(4,997)	57	(4,962)
Loss from continuing operations	(3,076)	(10,063)	(11,129)	(16,220)
Loss from discontinued operations, net of applicable taxes	(61)	(3,658)	(220)	(9,351)
Net loss	$(3,137)	$(13,721)	$(11,349)	$(25,571)
Net loss per share, basic and diluted:
Continuing operations	$(0.22)	$(1.17)	$(0.98)	$(1.91)
Discontinued operations	$(0.01)	$(0.43)	$(0.02)	$(1.10)
Net loss per share, basic and diluted	$(0.23)	$(1.60)	$(1.00)	$(3.01)
Shares used in calculating basic and diluted net loss per share	13,938	8,560	11,349	8,505

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(3,137)	$(13,721)	$(11,349)	$(25,571)
Foreign currency translation adjustments related to continuing operations	207	961	155	2,602
Foreign currency translation adjustments related to discontinued operations	—	19,355	—	19,355
Comprehensive (loss) income	$(2,930)	$6,595	$(11,194)	$(3,614)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(11,349)	$(25,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,536	10,403
Stock-based compensation	1,669	1,510
Amortization of debt discount and debt issuance costs	2,107	3,320
Impairment of goodwill and intangible assets	—	1,736
Provision for doubtful accounts	(145)	(53)
Provision for excess and obsolete inventory	1,640	4,488
Deferred income tax expense	(1)	—
Gain on sale of assets	(856)	—
Loss on disposal of instruments	1,043	—
Gain on sale of business	—	(5,361)
Loss on extinguishment of debt	—	3,863
Other non-cash items	—	280
Changes in operating assets and liabilities:
Restricted cash	—	2,350
Accounts receivable, net	5,354	10,658
Inventories, net	(1,294)	(4,723)
Prepaid expenses and other current assets	2,745	1,797
Other assets	297	191
Accounts payable	(3,597)	(5,247)
Accrued expenses and other	(11,552)	233
Deferred revenues	289	—
Net cash used in operating activities	(8,114)	(126)
Investing activities:
Purchases of property and equipment	(7,185)	(7,291)
Proceeds from sale of business, net	—	69,894
Cash received from sale of equipment	869	1,316
Net cash (used in) provided by investing activities	(6,316)	63,919
Financing activities:
Borrowings under lines of credit	70,547	94,241
Repayments under lines of credit	(74,056)	(110,840)
Principal payments on capital lease obligations	(353)	(606)
Proceeds from sale of stock, net	17,210	57
Proceeds from/(payments on) notes payable, net	(1,800)	23,046
Principal payments on notes payable and term loan	(1,528)	(53,820)
Net cash provided by (used in) financing activities	10,020	(47,922)
Effect of exchange rate changes on cash	254	(1,220)
Net (decrease) increase in cash	(4,156)	14,651
Cash at beginning of period, including discontinued operations	19,593	11,229
Cash at end of period, including discontinued operations	$15,437	$25,880
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,568	$6,122
Cash paid for income taxes	$90	$920
Purchases of property and equipment in accounts payable	$2,240	$543
Common stock issued for acquisition of intangible assets	$473	$-
Cashless warrant conversion	$—	$1,074

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

On September 1, 2016, the Company completed the sale of its international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), including the Company’s wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy (collectively, the “International Business”), pursuant to a purchase and sale agreement, dated as of July 25, 2016 (as amended, the “Purchase and Sale Agreement”) (the “Globus Transaction”). As a result of the Globus Transaction, the Company's International Business has been excluded from continuing operations for all periods presented in this Quarterly Report on Form 10-Q and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business. The Company operates in one reportable business segment.  The sale of the international operations represented a strategic shift and has a significant impact on the Company's operations and financial results.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future periods.

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

As a result of the sale of the International Business, the Company has retrospectively revised the condensed consolidated statements of operations for the three and nine months ended September 30, 2016, to reflect the financial results from the International Business, and the related assets and liabilities, as discontinued operations.

The Company’s annual operating plan projects that its existing working capital at September 30, 2017 of $32.0 million (including cash of $15.4 million) plus committed financing proceeds and borrowings under the Company’s existing MidCap revolving credit facility allows the Company to fund its operations through one year subsequent to the date the financial statements are issued.

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

As more fully described in Note 5, the Company is a party to debt agreements with MidCap Funding IV, LLC and Globus International (the “Debt Agreements”).  The Debt Agreements include traditional lending and reporting covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio, beginning in April 2018.  Should at any time the Company fail to maintain compliance with this covenant, the Company will need to seek waivers or amendments to the Debt Agreements. If the Company is unable to secure such waivers or amendments, it may be required to classify its obligations under the Debt Agreements in current liabilities on its consolidated balance sheet. The Company may also be required to repay all or a portion of outstanding indebtedness under the Debt Agreements, which would require the Company to obtain further financing.  There is no assurance that the Company will be able to obtain further financing, or do so on reasonable terms.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

Reclassification

Certain amounts in the condensed consolidated financial statements included in our Form 10-Q for the nine months ended September 30, 2016 have been reclassified to conform to current period's presentation. Reclassifications between general and administrative and amortization of intangible assets were made to improve the comparability of the statements. None of the adjustments had any effect on the prior period net loss.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2017. Except as discussed below, these accounting policies have not significantly changed during the nine months ended September 30, 2017.

Warrant Accounting

As more fully described in Note 10, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement transaction that closed on March 29, 2017.  These warrants contain a feature that could require the transfer of cash in the event of a Fundamental Transaction, as defined in such warrants (other than a Fundamental Transaction not approved by the Company’s Board of Directors).  As of September 30, 2017, the warrant holders did not control the Company’s Board of Directors, and therefore, since potential future cash settlement was deemed to be within the Company’s control, the warrants were classified in stockholder’s equity in accordance with the authoritative accounting guidance.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not anticipate that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$13,819	$19,870
Allowance for doubtful accounts	(516)	(1,358)
Accounts receivable, net	$13,303	$18,512

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$5,454	$7,301
Work-in-process	926	823
Finished goods	38,910	38,469
	45,290	46,593
Less reserve for excess and obsolete finished goods	(15,543)	(16,500)
Inventories, net	$29,747	$30,093

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2017	December 31, 2016
Surgical instruments	4	$53,116	$53,095
Machinery and equipment	7	5,492	5,435
Computer equipment	3	3,512	3,511
Office furniture and equipment	5	2,707	2,695
Leasehold improvements	various	1,664	3,467
Construction in progress	n/a	-	445
		66,491	68,648
Less accumulated depreciation and amortization		(53,216)	(53,572)
Property and equipment, net		$13,275	$15,076

Total depreciation expense was $1.6 million and $1.6 million for the three months ended September 30, 2017 and 2016 and $4.8 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively.  At September 30, 2017 and December 31, 2016, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives (in years)	September 30, 2017	December 31, 2016
Developed product technology	—	$13,876	$13,876
Intellectual property	—	1,004	1,004
License agreements	2	5,738	5,265
Trademarks and trade names	—	732	732
Customer-related	8	7,458	7,458
Distribution network	8	4,027	4,027
		32,835	32,362
Less accumulated amortization		(27,353)	(26,651)
Intangible assets, net		$5,482	$5,711

Total amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016 and $0.7 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Future amortization expense related to intangible assets as of September 30, 2017 is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$234
2018	801
2019	757
2020	756
2021	756
Thereafter	2,178
$5,482

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Commissions and sales milestones	$4,378	$4,202
Payroll and payroll related	2,322	2,384
Litigation settlements	4,400	4,400
Globus related accruals	—	3,830
Accrued professional fees	1,605	3,093
Royalties	1,131	1,347
Restructuring and severance accruals	470	1,328
Accrued taxes	237	404
Guaranteed collaboration compensation, current	4,529	2,228
Accrued interest	361	387
Other	3,173	3,986
Total accrued expenses	$22,606	$27,589

4. Discontinued Operations

As a result of the Globus Transaction, the Company has retrospectively revised the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2016 to reflect the financial results from the International Business as discontinued operations.

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

The following table summarizes the calculation of the gain on sale (in thousands). The Company recorded an adjustment of $104,000 to the preliminary purchase price accounting during November 2016.

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

In connection with the Globus Transaction, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company agreed to supply to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, certain intercompany sales transactions have been reported under continuing operations as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. In connection with the Globus Transaction, Globus received a credit of up to $1.9 million to be applied against Product purchases pursuant to the Supply Agreement during a six-month period commencing one month after the closing of the Globus Transaction, which has been included as a reduction of the consideration received for the sale of the International Business and has been recognized as revenue.

Included in the results of continuing operations for the three months ended September 30, 2016 are revenues of $1.4 million and cost of revenue of $1.8 million and for the nine months ended September 30, 2016 revenues of $8.9 million and cost of revenue of $8.9 million that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's condensed consolidated financial statements.

During the three months ended September 30, 2017, the Company recorded $2.3 million in revenue and $2.0 million in cost of revenue from the Supply Agreement in continuing operations. During the nine months ended September 30, 2017, the Company recorded $9.1 million in revenue and $7.8 million in cost of revenue from the Supply Agreement in continuing operations.

In connection with the Globus Transaction, the Company included the interest expense of $2.2 million and $7.2 million for the three and nine months ended September 30, 2016, respectively, incurred in connection with repayment from the proceeds from the Globus Transaction of all amounts outstanding and due under the Deerfield Facility Agreement and Amended Credit Facility in the loss from discontinued operations to the extent these debt facilities were repaid using the proceeds from the Globus Transaction.

The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Discontinued operations	2017	2016	2017	2016
Revenues	$—	$18,043	$—	$40,146
Cost of revenues	—	11,469	—	19,694
Amortization of acquired intangible assets	—	555	—	1,291
Gross profit	—	6,019	—	19,161
Operating expenses:
Research and development	—	16	—	50
Sales and marketing	—	2,865	—	12,391
General and administrative	16	1,440	157	5,079
Amortization of acquired intangible assets	—	155	—	622
Restructuring expenses	—	4	—	620
Net gain on sale of business	—	(5,361)	—	(5,361)
Total operating expenses	16	(881)	157	13,401
Operating loss	(16)	6,900	(157)	5,760
Other income (expense):
Interest expense, net	—	(2,144)	—	(7,194)
Other income, net	—	243	—	1,892
Total other income (expense)	—	(1,901)	—	(5,302)
Loss from discontinued operations before taxes	(16)	4,999	(157)	458
Income tax provision	45	8,657	63	9,809
Loss from discontinued operations, net of applicable taxes	$(61)	$(3,658)	$(220)	$(9,351)

The following table summarizes the assets and liabilities of discontinued operations as of September 30, 2017 and December 31, 2016 related to the International Business (in thousands):

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$—	$159
Inventories, net	—	48
Prepaid expenses and other current assets	236	157
Total current assets of discontinued operations	236	364
Other assets	52	61
Total assets of discontinued operations	$288	$425
Liabilities
Current liabilities:
Accounts payable	$—	$43
Accrued expenses	283	689
Other current liabilities	—	—
Total current liabilities of discontinued operations	$283	$732
Total long-term liabilities of discontinued operations	—	—
Total liabilities of discontinued operations	$283	$732

Included in the cash flows for the nine months ended September 30, 2017 and 2016 are the following non-cash adjustments related to the discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization	$—	$1,024	$—	$3,836
Provision for excess and obsolete inventory	$—	$15	$—	$151
Capital expenditures	$—	$211	$—	$1,319
Interest expense related to amortization of debt discount and debt issuance costs	$—	$—	$—	$2,052

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and a term loan commitment up to $5 million.  As of September 30, 2017, $9.2 million was outstanding under the revolving line of credit and $2.9 million was outstanding under the term loan.

The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2017, the revolving line of credit carried an interest rate of 7.24% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 are due through the maturity date in August 2018, with the remaining principal due on the maturity date. At September 30, 2017, $1.4 million remains as unamortized debt discount related to the Amended Credit Facility within the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

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

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. At the closing of the Globus Transaction, the Company made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016.  As of September 30, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining amount outstanding due on September 1, 2021.  The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.  At September 30, 2017, unamortized debt discount related to the Globus Facility Agreement within the condensed consolidated balance sheet was $0.9 million.

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

Principal payments on the Company's debt are as follows as of September 30, 2017 (in thousands):

Year Ending December 31,
Remainder of 2017	$600
2018	4,130
2019	12,658
2020	3,380
2021 and thereafter	21,666
Total	42,434
Add: capital lease principal payments	127
Less: unamortized debt discount and debt issuance costs	(2,296)
Total	40,265
Less: current portion of long-term debt	(3,037)
Long-term debt, net of current portion	$37,228

6. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2017. The leases bear interest at rates ranging from 7.6% to 9.6% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2021. Future minimum annual lease payments under such leases are as follows as of September 30, 2017 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2017	$452	$64
2018	1,656	68
2019	1,542	—
2020	1,584	—
2021 and thereafter	971	—
	$6,205	132
Less: amount representing interest		(5)
Present value of minimum lease payments		127
Current portion of capital leases		(127)
Capital leases, less current portion		$-

Rent expense under operating leases for the three months ended September 30, 2017 and 2016 was $0.3 million and $1.0 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $0.9 million and $2.0 million, respectively. In June 2017, we received a cash payment from a landlord for tenant improvements in the amount of $0.5 million, which is amortized through the remainder of the lease term as an offset to rent expenses.

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While the Company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the Company’s consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company's consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

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

As of September 30, 2017, the Company has made installment payments in the aggregate of $30.7 million, with a remaining outstanding balance of $27.1 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(3,076)	$(10,063)	$(11,129)	$(16,220)
Loss from discontinued operations	(61)	(3,658)	(220)	(9,351)
Net loss	$(3,137)	$(13,721)	$(11,349)	$(25,571)
Denominator:
Weighted average common shares outstanding	13,954	8,623	11,400	8,554
Weighted average unvested common shares subject to repurchase	(16)	(63)	(51)	(49)
Weighted average common shares outstanding—basic	13,938	8,560	11,349	8,505
Effect of dilutive securities:
Conversion of preferred stock	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Weighted average common shares outstanding—diluted	13,938	8,560	11,349	8,505
Net loss per share, basic and diluted:
Continuing operations	$(0.22)	$(1.17)	$(0.98)	$(1.91)
Discontinued operations	$(0.01)	$(0.43)	$(0.02)	$(1.10)
Net loss per share, basic and diluted	$(0.23)	$(1.60)	$(1.00)	$(3.01)

The anti-dilutive securities not included in diluted net loss per share were as follows calculated on a weighted average basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	2,948	594	1,861	611
Unvested restricted share awards	16	63	51	49
Series A Convertible Preferred Stock	4,848	—	4,135	—
Warrants to purchase common stock	-	8	1,013	8
Total	7,812	665	7,060	668

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

Stock Options

A summary of the Company’s stock option activity under the Plans and related information is as follows (in thousands, except as indicated and per share data), as adjusted for the 1-for-12 reverse stock split:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	1,155	$12.17	7.75	$—
Granted	2,686	$1.91
Forfeited	(383)	$12.18
Outstanding at September 30, 2017	3,458	$4.20	8.94	$1,276
Options vested and exercisable at September 30, 2017	421	$17.91	4.20	$10
Options vested and expected to vest at September 30, 2017	3,096	$4.44	8.86	$1,113

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2017 was $1.30.

As of September 30, 2017, there was $3.7 million of unrecognized compensation expense for stock options which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.5 years.

Restricted Stock Awards and Units

The following table summarizes information about the restricted stock awards, restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data), as adjusted for the 1-for-12 reverse stock split:

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2016	1,092	$7.48	3.02
Awarded	357	$2.15
Vested	(81)	$4.49
Forfeited	(238)	$2.30
Unvested at September 30, 2017	1,130	$4.50	2.78

As of September 30, 2017, there was $2.6 million of unrecognized compensation expense for restricted stock awards which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.8 years.

Total share based compensation expense recognized in general and administrative, selling and marketing, research and development expenses and cost of sales were $1.4 million, $0.2 million, $0.1 million and $12,000 for the nine months ended September 30, 2017, and $0.2 million, $31,000, $18,000 and $5,000 for the nine months ended September 30, 2016, respectively.

Shares Reserved For Future Issuance

As of September 30, 2017, the Company had reserved shares of its common stock for future issuance as follows:

Shares Reserved
Stock options outstanding	3,458
Unvested restricted stock award	1,130
Employee stock purchase plan	451
Available for future grants under the Inducement Plan	440
Series A convertible preferred stock	3,686
Warrants to purchase common stock	9,904
Total shares reserved	19,069

Private Placement Transaction

On March 22, 2017, the Company entered into the Securities Purchase Agreement with certain institutional and accredited investors, including certain directors, executive officers and employees of the Company (collectively, the “Purchasers”), providing for the sale by the Company of 1,809,628 shares of the Company’s common stock at a purchase price of $2.00 per share (the “Common Shares”), 15,245 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of common stock, and were initially subject to limitations on conversion prior to the approval by the Company’s stockholders (“Stockholder Approval”) as required in accordance with the NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “Purchaser Warrants”), in a private placement (the “Private Placement”). The Purchaser Warrants became exercisable following Stockholder Approval, are subject to certain ownership limitations, and expire five years after June 15, 2017, the date Stockholder Approval was received. An aggregate of $2.35 million of shares of Series A Convertible Preferred Stock, which shares are convertible into approximately 1,175,000 shares of common stock, and Purchaser Warrants to purchase up to 1,175,000 shares of common stock were purchased by certain directors, executive officers and employees of the Company. On June 15, 2017, shareholder approval was received for the conversion of the Series A Convertible Preferred Stock and 7,797 shares of preferred stock were converted into 3,936,225 shares of common stock as of September 30, 2017.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company’s unrecognized tax benefits increased by less than $0.1 million during the nine months ended September 30, 2017. The increase in unrecognized tax benefits during the nine months ended September 30, 2017 was primarily related to foreign currency fluctuations partially offset by a decrease in reserves for taxes related to imputed interest on trade receivables. The Company recognized a tax benefit of $35 thousand related to decrease in tax reserves related to imputed interest on trade receivables in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

The unrecognized tax benefits at September 30, 2017 and December 31, 2016 were $9.4 million and $9.3 million, respectively. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $2.8 million. The Company is not currently under examination by the Internal Revenue Service, or state or local tax authorities; however, Scient’x’s 2013 and 2014 tax years are currently under audit by the French tax authorities. The Company completed the audit of its 2013 tax year in Texas, which resulted in no additional taxes.

The income tax provision from continuing operations for the three and nine months ended September 30, 2017 consists primarily of state income taxes partially offset by a decrease in income tax contingency reserves. The Company’s effective tax rate of 0.30% and 0.51% for the three and nine months ended September 30, 2017, respectively, differs from the federal statutory rate of 35% primarily due to a full valuation allowance and state income taxes partially offset by a decrease in income tax contingency reserves.

12. Related Party Transactions

For the nine months ended September 30, 2017 and 2016, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of September 30, 2017, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

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

13. Restructuring

In connection with the Globus Transaction (described in Note 4), the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  The Company had additional headcount reductions in February 2017, and recorded restructuring expenses of $0.1 million and $1.9 million for the three and nine months ended September 30, 2017, related to severance liability and post-employment benefits. A rollforward of the accrued restructuring liability is presented below (in thousands):

Balance as of January 1, 2017	$1,328
Accrued restructuring charges	1,231
Payments	(940)
Balance as of March 31, 2017	1,619
Accrued restructuring charges	528
Payments	(1,115)
Balance as of June 30, 2017	$1,032
Accrued restructuring charges	139
Payments	(701)
Balance as of September 30, 2017	$470

All activities and costs are expected to be completed during 2018.

On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $1.6 million and $1.8 million during the three and nine months ended September 30, 2016, related to these restructuring activities.

14. Subsequent events

On October 2, 2017, the Company entered into Securities Purchase Agreements (collectively, the “Purchase Agreements”) with accredited investors Patrick Miles and Quentin Blackford (collectively, the “Purchasers”), pursuant to which Messrs. Miles and Blackford have agreed, subject to the satisfaction of customary closing conditions under the Purchase Agreements, to purchase from the Company, collectively, no less than 1,549,116 and as many as 1,769,912 shares of its common stock at a purchase price of $2.26 per share. The closing of the share purchases under the Purchase Agreements by Messrs. Miles and Blackford is expected to occur on or before January 1, 2018, subject to the satisfaction of customary closing conditions.   The aggregate gross proceeds of the issuance and sale of the shares to Messrs. Miles and Blackford pursuant to the Purchase Agreements will be approximately $3.5 million to $4 million.

As more fully described in Note 10, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement transaction that closed on March 29, 2017.  During October 2017, we received proceeds of approximately $1.7 million in connection with the exercise of approximately 0.9 million warrants. In addition, these warrants contain a feature that could require the transfer of cash in the event of a Fundamental Transaction, as defined in such warrants (other than a Fundamental Transaction not approved by the Company’s Board of Directors).  As of September 30, 2017, the warrant holders did not control the Company’s Board of Directors, and therefore, since potential future cash settlement was deemed to be within the Company’s control, the warrants were classified in stockholder’s equity in accordance with the authoritative accounting guidance. Subsequent to September 30, 2017, concurrent with the appointment of Ward W. Woods to the Company’s board of directors effective October 17, 2017, the holders of the warrants represent a majority of the Board of Directors. As a result of this change, the Company may be required to re-classify the warrants as a liability in accordance with the authoritative accounting guidance.  The Company is currently assessing the impact of this change, if any, on its financial statements for the three months and year ended December 31, 2017.

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

Overview

We are a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. Our mission is to improve patient lives through our relentless pursuit of superior outcomes. We have a broad product portfolio and pipeline that are designed to address the cervical, thoracolumbar and intervertebral regions of the spine and cover a variety of spinal disorders and surgical procedures. Our principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions. We believe that our products and systems are attractive to surgeons and patients due to innovative features and benefits that are designed to simplify surgical procedures for the surgeon and improve patient outcomes.

Currently, we market and sell our products in the United States through a network of non-exclusive independent distributors and direct sales representatives. We believe there is significant opportunity for us to partner more closely with distributors to create a more dedicated and loyal sales channel.  We intend to move many of our existing distributor relationships to more dedicated and non-competitive partnerships and we intend to add new, high-quality distributors to enable future growth.  We believe this will allow us to reach a large market of new surgeons, hospitals and national accounts across the United States, as well as further penetrate existing accounts and territories.

We also employ a national accounts team that is responsible for securing access at hospitals and group purchasing organizations, or GPOs, across the United States. We have had strong success with securing access to hospitals and GPOs.  We believe that this access is a key differentiator for us, and much of our current business is achieved through these accounts.  We intend to continue to focus our efforts and investment on developing and maintaining relationships with key GPOs and hospital networks in order to maintain and secure favorable contracts and develop strategies to convert or grow business within existing accounts.

We are also striving to drive additional revenue by focusing our capital spend on strategic investments in commercializing our new products. We are focusing our development and commercialization efforts on differentiated products that we can market through our sales channel.  These innovative products are designed to drive penetration within specific segments within the overall spine market, including the complex spine, deformity, and lateral markets.  We also plan to expand our biologics portfolio through structural allograft, tissue and synthetic bone graft products to support surgeons during the surgical procedure with the goal of achieving high fusion rates.

Recent Developments

Since September 1, 2016 to date, we have announced several changes to our senior leadership team, including the appointment of Patrick Miles as our Executive Chairman; Terry Rich as our Chief Executive Officer; Craig Hunsaker as our Executive Vice President, People and Culture and General Counsel; Jon Allen as our Executive Vice President, Commercial Operations; Brian Snider as our Executive Vice President, Strategic Marketing and Product Development; and Jeff Black as our Executive Vice President, Chief Financial Officer. In addition to Messrs. Miles and Rich who joined our board in connection with their respective executive appointments, during 2017 we have made several key additions to our board of directors, including Quentin Blackford, David Mowry, Jeff Rydin, and Ward Woods.

On June 15, 2017, we received a letter from the FDA which officially closed out the Warning Letter we received on July 15, 2015 and related investigation of deficiencies in our internal procedures for quality planning, design control, document control.

On March 29, 2017, we completed a private placement, or the Private Placement, of our securities to certain institutional and accredited investors, including certain of our directors, executive officers and employees. The aggregate gross proceeds for the Private Placement were approximately $18.9 million. We are using the net proceeds from the Private Placement for general corporate and working capital purposes.   In connection with the Private Placement, we also issued warrants to purchase 9.4 million shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 0.5 million shares of our common stock at an exercise price of $2.50 per share.  During October 2017, we received aggregate proceeds of approximately $1.7 million in connection with exercise of approximately 0.9 million warrants.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses. As a result of the sale of our International Business to Globus in September 2016, we have retrospectively revised the consolidated statements of operations for the three and nine months ended September 30, 2016 to reflect the financial results from the International Business as discontinued operations. As a result of the Globus Transaction, as of September 1, 2016, we sell our products in the U.S. market, and outside the U.S. through our supply agreement with Globus.

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

Restructuring expenses. Restructuring expense consists of severance, social plan benefits and related taxes, facility closing costs, manufacturing transfer costs and severance costs incurred following the sale of our International Business, the consolidation of our facility and termination of manufacturing operations in California, and strategic repositioning of the Company.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Except for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the nine months ended September 30, 2017 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$23,099	$26,711	$75,456	$93,158
Cost of revenues	8,587	10,849	28,417	31,651
Gross profit	14,512	15,862	47,039	61,507
Operating expenses:
Research and development	1,044	1,087	3,483	6,799
Sales and marketing	10,015	11,764	31,416	39,498
General and administrative	4,403	4,136	15,977	19,416
Amortization of acquired intangible assets	172	83	516	593
Goodwill and intangible impairment	-	1,736	-	1,736
Restructuring expense	139	1,605	1,898	1,778
Gain on sale of assets	-	-	(856)	-
Total operating expenses	15,773	20,411	52,434	69,820
Operating loss	(1,261)	(4,549)	(5,395)	(8,313)
Other income (expense):
Interest expense, net	(1,807)	(1,123)	(5,669)	(3,118)
Loss on debt extinguishment	-	(9,478)	-	(9,478)
Other income (expense), net	(15)	90	(8)	(273)
Total other income (expense)	(1,822)	(10,511)	(5,677)	(12,869)
Loss from continuing operations before taxes	(3,083)	(15,060)	(11,072)	(21,182)
Income tax provision	(7)	(4,997)	57	(4,962)
Loss from continuing operations	(3,076)	(10,063)	(11,129)	(16,220)
Loss from discontinued operations	(61)	(3,658)	(220)	(9,351)
Net loss	$(3,137)	$(13,721)	$(11,349)	$(25,571)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues by source
U.S. commercial revenue	$20,662	$25,189	$65,976	$82,445
Other	2,437	1,522	9,480	10,713
Total revenues	$23,099	$26,711	$75,456	$93,158

Gross profit by source
U.S. commercial revenue	$14,280	$15,209	$46,070	$56,430
Other	232	653	969	5,077
Total gross profit	$14,512	$15,862	$47,039	$61,507

Gross profit margin by source
U.S. commercial revenue	69.1%	60.4%	69.8%	68.4%
Other	9.5%	42.9%	10.2%	47.4%
Total gross profit margin	62.8%	59.4%	62.3%	66.0%

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016

Revenues. Revenues were $23.1 million for the three months ended September 30, 2017 compared to $26.7 million for the three months ended September 30, 2016, representing a decrease of $3.6 million, or 13.5%. Revenues were $75.5 million for the nine months ended September 30, 2017 compared to $93.2 million for the nine months ended September 30, 2016, representing a decrease of $17.7 million, or 19.0%.

U.S. commercial revenues were $20.7 million for the three months ended September 30, 2017 compared to $25.2 million for the three months ended September 30, 2016, representing a decrease of $4.5 million or 17.9% and were $66.0 million for the nine months ended September 30, 2017 compared to $82.4 million for the nine months ended September 30, 2016, representing a decrease of $16.4 million or 19.9%.  The decreases in revenue were attributed to a combination of volume, product mix, and pricing as a result of lost distributors and customers and related overall change in revenue composition associated with the financial and operational challenges the Company faced in 2016, which led to the sale of the Company’s international business in order to sustain operations.  Revenue was also impacted by the Company’s decision to exit the stocking distributor model and terminate distributor relationships that are not representative of the Company’s long-term business and rebranding strategy.  Revenue from stocking distributors alone represented $1.2 million and $3.8 million of the revenue decline for the three and nine months ended September 30, 2017, respectively compared to 2016.

Other revenues were $2.4 million for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016, representing an increase of $0.9 million. This increase was attributed primarily to a reduction in international sales volumes in the third quarter of 2016 caused by the transition of our international sales to Globus. Other revenues were $9.5 million for the nine months ended September 30, 2017 compared to $10.7 million for the nine months ended September 30, 2016, representing a decrease of $1.2 million. This decrease was primarily related to a decrease in the average selling price to Globus in 2017 compared to sales to international affiliates in 2016.

Cost of revenues. Cost of revenues was $8.6 million for the three months ended September 30, 2017 compared to $10.8 million for the three months ended September 30, 2016, representing a decrease of $2.2 million, or 20.4% and $28.4 million for the nine months ended September 30, 2017 compared to $31.7 million for the nine months ended September 30, 2016, representing a decrease of $3.3 million, or 10.4%.

Cost of U.S. Commercial revenues for the three months ended September 30, 2017 was $6.4 million compared to $10.0 million for the three months ended September 30, 2016, representing a decrease of $3.6 million, or 36.1%. Cost of U.S. commercial revenues for the nine months ended September 30, 2017 was $19.9 million compared to $26.0 million for the nine months ended September 30, 2016, representing a decrease of $6.1 million, or 23.5%. These decreases are attributable to lower sales volumes, as well as a reduction in obsolescence expense due to excess inventory quantities and product life cycle management activities during the comparable periods in 2016.

Cost of other revenues, which are primarily attributed to sales to Globus under the Supply Agreement, were $2.2 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016, representing an increase of $1.3 million.   This increase was attributed to higher sales volumes in the third quarter of

2017 as compared to the same period in 2016. Cost of other revenues were $8.5 million for the nine months ended September 30, 2017 compared to $5.6 million for the nine months ended September 30, 2016, representing an increase of $2.9 million. Despite a decrease in revenue, cost of other revenues increased due to a decrease in the average selling price to Globus in 2017 compared to sales to international affiliates in 2016.

Gross profit. Gross profit was $14.5 million for the three months ended September 30, 2017 compared to $15.9 million for the three months ended September 30, 2016, representing a decrease of $1.4 million, or 8.8% and $47.0 million for the nine months ended September 30, 2017 compared to $61.5 million for the nine months ended September 30, 2016, representing a decrease of $14.5 million, or 23.5%.

Gross profit margin from U.S. commercial revenues was 69.1% for the three months ended September 30, 2017 compared to 60.4% for the three months ended September 30, 2016, and was 69.8% for the nine months ended September 30, 2017 compared to 68.4% for the nine months ended September 30, 2016.  These increases are attributable to a reduction in obsolescence expense due to excess inventory quantities and product life cycle management activities during the comparable periods in 2016, as well as decreased fixed manufacturing overhead costs due to the consolidation of our facilities and termination of in-house manufacturing activities in early 2017.

Gross profit margin from other revenues was 9.5% for the three months ended September 30, 2017 compared to 42.9% for the three months ended September 30, 2016 and 10.2% for the nine months ended September 30, 2017 compared to 47.4% for the nine months ended September 30, 2016.  The decreases in gross margin were primarily related to sale of our international business to Globus, for which we supply international products at a reduced margin compared to historical levels.

Research and development expense. Research and development expenses were stable at $1.0 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016, and were $6.8 million for the nine months September 30, 2016 compared to $3.5 million for the nine months ended September 30, 2017, representing a decrease of $3.3 million, or 48.5%. This decrease was related to a reduction in personnel related costs due to headcount reductions ($1.4 million), a decrease in stock compensation expense related to a consulting agreement ($0.6 million), a reduction of facility costs due to the consolidation of our facilities ($0.3 million), as well as an overall reduction in regulatory, clinical and other research and development costs of approximately $1.0 million as we completed several development projects in 2016. Our research and development may increase in future periods as we hire additional engineering and development talent, and continue to invest in our product pipeline.

Sales and marketing expense. Sales and marketing expense was $10.0 million for the three months ended September 30, 2017 compared to $11.8 million for the three months ended September 30, 2016, representing a decrease of $1.8 million, or 15.3% and were $31.4 million for the nine months ended September 30, 2017 compared to $39.5 million for the nine months ended September 30, 2016, representing a decrease of $8.1 million, or 20.5%. The decrease for the three months ended September 30, 2017 and 2016 was the result of a reduction in personnel and related expenses due to headcount reductions ($1.0 million), lower commission expense due to lower revenues ($0.6 million) and a reduction in general sales and marketing expenses due to the sale of our international business. The decrease for the nine months ended September 30, 2017 and 2016 was the result of a reduction in personnel and related expenses due to headcount reductions ($3.5 million), lower commission expense due to lower revenues ($3.4 million) and a reduction in general sales and marketing expenses due to the sale of our international business. We expect our sales and marketing expenses to increase in absolute dollars in line with expected increases in our revenues.

General and administrative expense. General and administrative expense was relatively stable at $4.4 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016, and was $16.0 million for the nine months ended September 30, 2017 compared to $19.4 million for the nine months ended September 30, 2016, representing a decrease of $3.4 million, or 17.5%. The decrease for the nine months ended September 30, 2017 and 2016 was primarily attributable to a reduction in personnel and related expenses due to headcount reductions ($1.7 million) and a reduction in legal, accounting and professional services ($2.0 million).

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the three months ended September 30, 2017 compared to $0.1 million for the three months ended September 30, 2016 and was $0.5 million for the nine months ended September 30, 2017 compared to $0.6 million for the nine months ended September 30, 2016. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Goodwill and intangible impairment. Goodwill and intangible assets impairment was $1.7 million for the three and nine months ended September 30, 2016. The 2016 impairment charge relates to intangible assets that we determined to be impaired as a result of the Globus Transaction.

Restructuring expense.  Restructuring expense was $0.1 million for the three months ended September 30, 2017 compared to $1.6 million for the three months ended September 30, 2016 and $1.9 million for the nine months ended September 30, 2017 compared to $1.8 million for the nine months ended September 30, 2016. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2017, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team. As a result of these initiatives, we reduced headcount from 195 employees as of September 30, 2016 to 130 employees at September 30, 2017, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Gain on sale of assets.  During the nine months ended September 30, 2017, we recorded a net gain of $0.9 million pursuant to a sale of certain inventory and intellectual property to a third party for $1.0 million in consideration, payable via a credit to future minimum royalties owed to the third party under an existing exclusive license agreement.

Interest expense, net. Interest expense, net, was $1.8 million for the three months ended September 30, 2017 compared to $1.1 million for the three months ended September 30, 2016 representing an increase of $0.7 million, primarily due to interest expense of $0.7 million Globus credit facility loan as part of Globus transaction. Interest expense, net was $5.7 million for the nine months ended September 30, 2017 compared to $3.1 million for the nine months ended September 30, 2016 representing an increase of $2.6 million. The increases for the nine months were primarily due to $2.2 million interest expense associated with Globus credit facility and $0.4 million related to Midcap credit facility.

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

For the three and nine months ended September 30, 2016, activity presented under discontinued operations in the condensed consolidated statements of operations represents commercial operations prior to the sale of the International Business in September 2016.  Certain operating expenses were also allocated to the business activities associated with the discontinued operations as well as interest expense related to debt that we repaid using the proceeds from the sale of the International Business.

Income tax provision. The income tax provision in continuing operations was a benefit of $9.0 thousand and a tax expense of $23.0 thousand was charged to discontinued operations for the three months ended September 30, 2017. The 2017 income tax benefit from continuing operations consists of decreases in income tax contingency reserves partially offset by state income taxes, and the income tax expense charged to discontinued operations consists of interest expense on uncertain tax positions in UK and Italy. The Company recorded an income tax benefit of $5.0 million in continuing operations and a tax expense of $8.5 million in discontinued operations for the three months ended September 30, 2016. The 2016 income tax benefit from continuing operations consists of the tax benefit of domestic losses as a result of an intraperiod tax allocation from discontinued operations. The tax charge to discontinued operations primarily consists of US and foreign taxes resulting from the sale of the foreign operations.

The income tax provision in continuing operations was an expense of $57.0 thousand and a tax expense of $64 thousand was charged to discontinued operations for the nine months ended September 30, 2017. The 2017 income tax expense from continuing operations consists of state income taxes partially offset by decreases in income tax contingency reserves. The income tax expense charged to discontinued operations consists of interest expense on uncertain tax positions in UK and Italy. The Company recorded an income tax benefit of $5.0 million in continuing operations and a tax charge of $9.7 million to discontinued operations for the nine months ended September 30, 2016. The 2016 income tax benefit from continuing operations consists of the tax benefit of domestic losses as a result of an intraperiod tax allocation from discontinued operations. The tax charge to discontinued operations primarily consists of US and foreign taxes resulting from the sale of the foreign operations.

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

The following is a reconciliation of adjusted EBITDA to the most comparable GAAP measure, loss from continuing operations, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP Loss from continuing operations	$(3,076)	$(10,063)	$(11,129)	$(16,220)
Stock-based compensation and stock price guarantee	450	(12)	1,669	1,510
Depreciation	1,564	1,623	4,834	5,652
Amortization of intangible assets	234	306	702	912
Interest expense, net	1,807	1,123	5,669	3,119
Income tax provision	(7)	(4,997)	57	(4,962)
Other (income) expense, net	15	(90)	8	275
Restructuring expenses	139	1,605	1,898	1,778
Gain on sale of assets	-	-	(856)	-
Loss on debt extinguishment	-	9,478	-	9,478
Goodwill and intangible assets impairment	-	1,736	-	1,736
Adjusted EBITDA	$1,126	$709	$2,852	$3,278

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including the Private Placement in March 2017. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At September 30, 2017, our principal sources of liquidity consisted of cash of $15.4 million and accounts receivable, net of $13.3 million.  We believe that our current available cash, combined with committed financing proceeds and draws on our revolving credit facility, will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

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

On October 2, 2017, we entered into Securities Purchase Agreements (collectively, the “Purchase Agreements”) with accredited investors Patrick Miles and Quentin Blackford (collectively, the “Purchasers”), pursuant to which Messrs. Miles and Blackford have agreed, subject to the satisfaction of customary closing conditions under the Purchase Agreements, to purchase from the Company, collectively, no less than 1,549,116 and as many as 1,769,912 shares of its common stock at a purchase price of $2.26 per share. The closing of the share purchases under the Purchase Agreements by Messrs. Miles and Blackford is expected to occur on or before January 1, 2018, subject to the satisfaction of customary closing conditions. The aggregate gross proceeds of the issuance and sale of the shares to Messrs. Miles and Blackford pursuant to the Purchase Agreements will be approximately $3.5 million to $4 million.

In connection with the Private Placement in March 2017, we also issued warrants to purchase 9.4 million shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 0.5 million shares of our common stock at an exercise price of $2.50 per share, for aggregate proceeds, if exercised, of approximately $20.0 million.  During October 2017, we received proceeds of approximately $1.7 million in connection with exercise of approximately 0.9 million warrants.

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2017.

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

The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At September 30, 2017, the revolving line of credit carried an interest rate of 7.24% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, we granted MidCap a security interest in all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.  As of September 30, 2017, $9.2 million was outstanding under the revolving line of credit and $2.9 million was outstanding under the term loan.

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

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of September 30, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting November 2018 and the final payment due on September 30, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.

As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through September 2018. As of September 30, 2017, the balance of these capital leases, net of interest totaled $0.1 million.

As of September 30, 2017, we have made $30.7 million in Orthotec settlement payments and there remains an aggregate $27.1 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $8.1 million from operating activities for the nine months ended September 30, 2017. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issuance costs of $11.0 million and working capital and other assets used cash of $7.8 million.

Investing Activities

We used cash of $6.3 million in investing activities for the nine months ended September 30, 2017, primarily for the purchase of surgical instruments of $7.2 million, net of $869,000 of cash received from sale of instruments.

Financing Activities

Financing activities provided net cash of $10.0 million for the nine months ended September 30, 2017, primarily attributable to the Private Placement, which provided net cash proceeds of $17.2 million.  Under the MidCap Amended Credit Facility, we made net payments of $3.5 million during the nine months ended September 30, 2017. We also made principal payments on notes payable and capital leases totaling $3.7 million in the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2017 (remainder)	2018	2019	2020	2021	Thereafter
Amended Credit Facility with MidCap	$12,814	$600	$2,379	$9,835	$—	$—	$—
Facility Agreement with Globus	30,000	—	1,667	3,333	3,333	21,667	—
Interest expense	16,904	1,156	4,874	5,386	3,460	2,028	—
Notes payable for software licenses	221	—	84	90	47	—	—
Capital lease obligations	132	64	68	—	—	—	—
Operating lease obligations	6,205	452	1,656	1,542	1,584	971	—
Litigation settlement obligations	27,133	1,100	4,400	4,400	4,400	4,000	8,833
Guaranteed minimum royalty obligations	6,595	363	1,256	981	943	918	2,134
Stock price guarantee (1)	6,873	2,186	2,343	2,344	—	—	—
New product development milestones (2)	400	—	200	—	200	—	—
Total	$107,277	$5,921	$18,927	$27,911	$13,967	$29,584	$10,967

(1)

Based on our closing stock price as of September 30, 2017, the last trading date of the quarter, of $2.26 per share. Pursuant to a three-year collaboration agreement, we may be obligated to make three annual payments to the collaborator as sole consideration for services provided, paid in our common stock at a per share price of $23.35, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. The actual number of shares issued each year will be determined by the fair market value of the services provided over the prior 12 months. The actual amount of potential cash settlement will vary depending on the price of our common stock at the respective settlement dates.

(2)

This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2017 through 2020.

Recent Accounting Pronouncements

Except as described in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017.

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

Interest Rate Risk

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2017, our outstanding floating rate indebtedness totaled $42.5 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Globus Facility Agreement, notes payable and capital leases.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the nine months ended September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

We are and may become involved in various legal proceedings arising from our business activities. While the Company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the Company’s consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period.  We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

Under the terms of our 2016 Equity Incentive Plan and our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, which we refer to collectively as the Stock Plans, and prior to the expiration of the Stock Plans in May 2026, we are permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.  There were no shares of common stock repurchased during the quarter ended September 30, 2017.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: November 9, 2017