Form 10-K
period 2017-12-31
Alphatec Holdings, Inc.
filed 2018-03-09
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017), was approximately $24.2 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 9, 2018 was 25,471,200 .

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholder.

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

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

We are a medical technology company focused on the design, development, and advancement of products for better surgical treatment of spinal disorders. Our mission is to become the most respected, fastest growing U.S. spine company, by providing innovative, spine surgery solutions through our relentless pursuit of superior outcomes. We have a broad product portfolio capable of addressing the majority of U.S. market for fusion-based spinal disorder solutions.  We intend to drive growth by exploiting our unmatched collective spine experience and investing in the research and development to continually differentiate our solutions and improve spine surgery. We believe our future success will be fueled by introducing market-shifting innovation to the spine market, and we believe that we are exceptionally well-positioned to capitalize on current spine market dynamics.

Between late 2017 and today, we have assembled a spine-experienced team that we believe can execute our vision for long-term growth, including the recent appointments of Patrick Miles as our Chairman and Chief Executive Officer; Dr. Luiz Pimenta as our Chief Medical Officer; Lance DeNardin as Area Vice President, West; Michael Dendinger as Vice President of Operations; Scott Lish as Vice President of Development; Dr. Richard O’Brien as Chief Medical Officer, SafeOp Surgical; Robert Snow as Chief Marketing Officer, SafeOp Surgical; Chris Brown as Vice President, Sales, SafeOp Surgical. Collectively, the Alphatec executive leadership team has over 150 years of combined spine-experience.

We have also reconstituted our Board of Directors since late 2016, adding significant spine industry and capital markets expertise.

Recent Developments

On March 8, 2018, we announced the acquisition of SafeOp Surgical, Inc., or SafeOp.  SafeOp was a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment.  With the full integration of SafeOp’s technology, we expect to be able to introduce an unprecedented level of neuromonitoring and intraoperative nerve safety to the spine market in early 2019.  SafeOp’s patented technology has been designed to enable both nerve avoidance and nerve health assessment to prevent the risk of nerve injury that is widely associated with direct lateral spine fusion surgery.

On March 8, 2018, we completed a $39.7 million first close of a $45.2 million private placement of our securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The second close of the private placement is expected to occur within five business days.  The private placement was led by L-5 Healthcare Partners, an institutional investor, and provides for the sale by the Company of approximately 14.3 shares of newly created Series B Convertible Preferred Stock, which are automatically convertible into approximately 14.3 million shares of common stock (representing a purchase price of $3.15 per common share), upon approval by Alphatec’s stockholders, as required in accordance with the NASDAQ Global Select Market rules. Purchasers also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants will be exercisable following approval by Alphatec stockholders, and will expire 5 years from the date of such stockholder approval.  Certain directors and executive officers of Alphatec agreed to purchase an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares are convertible into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  We paid $15 million of the net proceeds from the private placement fund the cash purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

Strategy

Our goal is to become the most respected, fastest growing spine player by pioneering meaningful innovation.  With our new spine-experienced leadership team, and the high-performance culture we are creating, we intend to advance Alphatec from an implant manufacturer to a spine solutions architect via two key principals:

1.

Proceduralization.  We are determined to design complete surgical solutions that address unmet clinical needs and improve clinical outcomes by \integrating Alphatec products and technologies to treat specific pathologies.

2.

Speed to Market.  We intend to build on proven team expertise to expedite product development by enhancing Alphatec’s innovative dexterity and unique market strategy and accelerating the commercial launch of our innovative product pipeline. To achieve our vision, we are committed to attracting, engaging, and retaining the best talent in the industry, and we are prioritizing the following initiatives:

•	Drive Predictable Financial Performance – Strengthen Our Distribution Channel

We market and sell our products in the U.S. through a network of independent distributors and direct sales representatives. An objective of our new leadership team is to deliver increasingly consistent, predictable growth.  To accomplish this, we are partnering more closely with our distributors to create a more dedicated and loyal sales channel for the future. We are eliminating stocking distributors and transitioning preexisting distributor relationships to more dedicated, non-competitive partnerships.  We are also adding new, high-quality dedicated distributors to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the U.S., as well as better penetrate existing accounts and territories.

We made significant progress in the transition of our distribution channel in 2017, driving the percent of sales contributed by dedicated agents and distributors from less than 10% in the fourth quarter of 2016 to over 40% in the fourth quarter of 2017.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned distributors are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Over the course of 2017, we assembled a sales leadership team with three Area Vice Presidents charged with driving the new Alphatec vision in the field.  Each of our new leaders has over 20 years of spine sales leadership, and we believe they will contribute meaningfully to the repositioning of our brand and the strengthening of our distribution channel.

We also employ a national accounts team responsible for securing access at hospitals and group purchasing organizations, or GPOs, across the U.S. We have had strong success with securing access to hospitals and GPOs, and today much of our business is achieved through these accounts.  We believe that this access is a key differentiator for Alphatec.  We will continue to focus our efforts and investment in developing and maintaining relationships with key GPOs and hospital networks to secure favorable contracts and develop strategies to convert or grow business within existing accounts.

•	Make Culture Our Competitive Advantage

With the vast spine expertise that our new leadership team brings, comes a unique understanding of the importance of a powerful, innovative culture.  We know that culture can be a formidable competitive advantage.  Accordingly, to achieve our vision of becoming the most respected, fastest growing U.S.spine player, we are assembling a motivated, spine-experienced workforce, focused on innovation, not only in our product development initiatives, but also throughout every Alphatec department and every Alphatec process.  We are also building an “ownership culture” by aligning the interests of our team members with those of our shareholders. In addition to the substantial personal equity investments that our directors and officers have made, every Alphatec team member has been granted equity ownership.  By transforming the culture of our organization, constructing an inspiring workspace, and fostering an environment of surgeon integration and collaboration, we believe that Alphatec is well-positioned to deliver innovation and differentiation to a market that needs it.

•	Drive New Product Innovation that Improves Clinical Outcomes

We are dedicated to the design, development, and advancement of meaningful innovation for the surgical treatment of spinal disorders.  Under the leadership of our CEO and Chairman, Patrick Miles, the direction of Alphatec’s research and development programs are becoming increasingly well-defined.  We intend to become a much larger spine player by improving spine patient outcomes, and we are making investments to support sustained long term growth.

In 2017, we commercially launched several new solutions, including the Battalion Lateral System and the Arsenal Screw System.  We also relaunched our biologics platform to recapture incremental procedural revenue.

In early 2018, we announced our acquisition of SafeOp, which we believe will substantially differentiate our solutions.   SafeOp is focused on providing cost effective neuro-monitoring, particularly for detection of peripheral nerve damage caused by nerve compression, ischemia or stretching during surgery. SafeOp currently produces the EPAD ™ neuromonitoring device which entered the market in late 2016.

SafeOp’s somatosensory evoked potential, or SSEP, solution is an FDA 510(k)- cleared device, the EPAD, that allows ongoing monitoring of critical nerve function. The EPAD, automates SSEP’s, thereby eliminating the need for a technician or other neuromonitoring specialist. In late 2018, we expect to receive FDA approval for SafeOp’s electromyography, or EMG, technology to complement the SSEP solution.  Launching a differentiated solution, we are positioned to compete in the market for lateral spine surgery, which we estimate to be more than $500 million annually. In addition to expanding our market presence in lateral spine surgery, we believe that the SafeOp solution will allow us to integrate neuromonitoring into our broader product portfolio and accelerate our transition to procedural integration of our entire portfolio.

In 2018, we expect to continue to transition from an implant manufacturer to a spine solutions architect, focusing on delivering full procedural offerings. We expect to see several pipeline investments come to fruition. We are developing line extensions for our existing product portfolio, and have initiatives underway to expand our product portfolio.  We are expanding our offering to address a wide variety of spine pathologies with implants made of PEEK, Allograft, and a porous titanium material.

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

The Alphatec Solution

Our principal product offering includes a wide variety of spinal solutions comprised of components such as access systems, interbody implants, fixation plates, screws and rods, instruments, and various biologics offerings all designed to enhance and promote spinal fusion. Our business is focused on treating multiple spine pathologies and conditions through a variety of MIS and traditional procedures.

MIS Products

Battalion Lateral Spacer System and Squadron Lateral Retractor

The Battalion Lateral Spacer System with the Alphatec Squadron Lateral Retractor provides surgeons with a next-generation lateral system with innovative, unique design characteristics including, blade control technology that allows the surgeon to maintain approach aperture throughout the procedure, blade height adjustment and blade replacement, combined with the Battalion Lateral Spacer is available in a variety of width and height options for lumbar and thoracic approaches.  Our Battalion lateral spacer system and Squadron lateral retractor received clearance of a FDA 510-(k) premarket notification from the U.S. Food and Drug Administration, or FDA, in 2016 and we commercially launched this solution in late 2017.

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

Fixation Products

Arsenal Screw System

Arsenal System is a system for spinal fusion procedures. It was designed to provide operational efficiency, biomechanical strength, and surgical simplicity while providing a complete solution. We believe the combination of low-profile implants, intuitive instrumentation and proven strength of this system are significant advantages. The Arsenal System was designed to be the platform for future development in other spinal fusion segments of the market.

Zodiac Spinal Fixation System

Our Zodiac Spinal Fixation System can be used to address spinal conditions.  The system offers polyaxial pedicle screws, accompanying implants and advanced instruments for the stabilization of the  spine.

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

Solanas Posterior Cervico/Thoracic Fixation System and Avalon Occipital Plate

Our Solanas Posterior Cervico/Thoracic Fixation System consists of rods, polyaxial screws, hooks, and connectors that provide a solution for posterior cervico/thoracic fusion procedures. We also designed the Solanas Posterior Cervico/Thoracic System to be used in combination with our existing Zodiac Spinal Fixation System and our Avalon Occipital Plate, thereby providing surgeons with a solution for occipito-cervico-thoracic fixation.

Interbody Systems

Battalion Universal Spacer System

The Battalion Universal Spacer System offers comfort, control and innovative design for surgeons performing PLIF/TLIF procedures. The Battalion implants introduce a new alternative to interbody fusion by combining the elasticity and radiolucency of polyetheretherketone, or PEEK, with a titanium coating for potential osseointegration.

The Battalion System also features state-of-the-art instrumentation for disc prep, access and implantation.

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

Research and Development

Our research and development effort seeks to continually advance our core product offering and introduce new products to increase our penetration of the U.S.spine market. We are focused on developing technology that meaningfully improves clinical and patient outcomes. We have transformed our development process by leveraging integrated teams focused on the key platforms to reduce the time frame from product concept to market commercialization. We also collaborate with our surgeon partners to design products that improve the surgical experience, simplify techniques, and reduce overall costs, while improving patient outcomes. Our product development efforts are fully integrated in one facility allowing us to bring products from concept to market rapidly responding to surgeon and patient needs. Our resources include a technology advancement cell for rapid prototyping, a cadaveric lab, and mechanical testing laboratory.

Sales and Marketing

We market and sell our products through a sales force consisting of dedicated and non-dedicated independent distributors and employee direct sales representatives.  Our sales leadership is responsible for overseeing the overall sales channel process in their territories. Although surgeons in the U.S. typically make the ultimate decision to use our products, we generally bill the hospital for the products that are used and pay commissions to the sales representative or the sales agent based on payment received from the hospital. We compensate our direct sales employees and regional sales managers through salaries and incentive bonuses based on performance measures.

We are currently in the process of strengthening our sales channel by transitioning to a dedicated network.  We are eliminating our traditional stocking distributors, converting existing distributor relationships to dedicated partnerships, and attracting new, high-quality distributors to drive more predictable and sustainable future growth.  We made significant progress in the transition of our distribution channel in 2017, driving the percent of sales contributed by dedicated agents and distributors from less than 10% in the fourth quarter of 2016 over 40% in the fourth quarter of 2017.

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

Our training and education programs are designed to support new product introductions to the market as well as ongoing portfolio advancement.  Our resources are nimble and responsive, and include field-based engagements to supplement our core curriculum.  We believe this is an effective way to increase overall surgeon adoption of our new products.

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

Manufacture and Supply

We rely on third-party suppliers for the manufacture of all of our implants and instruments. Outsourcing implant manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products.  We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the U.S. Food and Drug Administration, or FDA, and International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

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

Patents

As of March 6, 2018, we and our affiliates owned, or exclusively owned 114 issued U.S. patents, 61 pending U.S. patent applications and 95 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Trademarks

As of March 6, 2018, we and our affiliates owned 38 registered U.S. trademarks and 116 registered trademarks outside of the U.S.

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
•

FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;medical device reporting obligations, which require that manufacturers submit reports to the FDA of device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to reoccur;

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

We expect that the new Presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since its enactment, there have also been other judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. In March 2017, the United States House of Representatives introduced legislation known as the American Health Care Act, or the AHCA, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the AHCA, would repeal the medical device tax, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage and create refundable tax credits to assist individuals in buying health insurance. The AHCA would also make significant changes to Medicaid by, among other things, making Medicaid expansion optional for states, repealing the requirement that state Medicaid plans provide the same essential health benefits that are required by plans available on the exchanges, modifying federal funding, including implementing a per capita cap on federal payments to states, and changing certain eligibility requirements. While it is uncertain when or if the provisions in the AHCA will become law, or the extent to which any such changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the ACA.  In January 2018, a stopgap spending arrangement signed by President Trump included an additional two-year moratorium on the device tax, which will delay the tax through the end of 2019.

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

Employees

As of March 2, 2018, we had 138 employees in the U.S., approximately 117 of which were based in our Carlsbad, California headquarters, covering all of the following functional areas: sales, customer service, marketing, clinical education, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology and administration. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. We currently have no employees working under collective bargaining agreements.

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

Under the purchase and sale agreement for the sale of our international business to Globus, we are obligated to indemnify Globus against damages arising from, among other things, breaches of our representations, warranties or obligations under the agreement and liabilities not assumed by Globus. The indemnification period generally runs for a period of 18 months from the Closing, with longer survival periods for certain specified representations and warranties. Our indemnification obligations are subject to a deductible in certain cases of $500,000, and our aggregate liability under such indemnification claims is generally limited to $12.0 million, $20.0 million for certain specified representations and warranties, and the full purchase price for breaches of certain specified representations and warranties, breaches of covenants and certain other matters. If Globus makes an indemnification claim, we may incur liability and/or expenses, which could harm our operating results. In addition, such indemnity claims may divert management attention from our continuing business.

A significant percentage of our revenues are derived from the sale of our systems that include polyaxial pedicle screws.

Net sales of our systems that include polyaxial pedicle screws represented approximately 52% and 50% of our net sales for 2017 and 2016, respectively. A decline in sales of these systems, due to lower market demand, the introduction by a third party of a competitive product, an intellectual property dispute involving these systems, or otherwise, would have a significant adverse impact on our business, financial condition and results of operations. Some of the technology related to our polyaxial pedicle screw systems is licensed to us. Any action that would prevent us from manufacturing, marketing and selling our polyaxial pedicle screw systems would have a significant adverse effect on our business, financial condition and results of operations.

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

To be commercially successful, we must convince the spine surgeon community that our products are an attractive alternative to our competitors’ products. If the spine surgeon community does not use our products, our sales will decline and we will be unable to increase our sales and generate profits.

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

We use a number of raw materials, including titanium, titanium alloys, stainless steel, PEEK, and human tissue. We rely from time to time on a number of suppliers and in one case on a single source vendor, Invibio. We have a supply agreement with Invibio, pursuant to which it supplies us with PEEK, a biocompatible plastic that we use in some of our spacers. Invibio is one of a limited number of companies approved to distribute PEEK in the U.S. for use in implantable devices. During 2017 and 2016, approximately 19% and 20% of our revenues were derived from products manufactured using PEEK, respectively.

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

As a holding company with no business operations, Alphatec Holdings’ material assets consist only of the common stock of its subsidiaries, dividends and other payments received from time to time from its subsidiaries, and the proceeds raised from the sale of debt and equity securities. Alphatec Holdings’ subsidiaries are legally distinct from Alphatec Holdings and have no obligation, contingent or otherwise, to make funds available to Alphatec Holdings. Alphatec Holdings will have to rely upon dividends and other payments from its subsidiaries to generate the funds necessary to fulfill its cash obligations. Alphatec Holdings may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments. The ability of Alphatec Spine to make dividend and other payments to Alphatec Holdings is subject to the availability of funds after taking into account its subsidiaries’ funding requirements, the terms of its subsidiaries’ indebtedness and applicable state laws.

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

At December 31, 2017, our principal sources of liquidity consisted of cash of $22.5 million and accounts receivable, net of $14.8 million.  Together with the proceeds of our $45.2 million private placement and up to $4.8 million warrant financing in March 2018, we currently estimate this will provide sufficient capital to fund our operations through at least the next 12 months.

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

As a result of these factors, we may need to raise additional funds and such funds may not be available on favorable terms, if at all. However, under the securities purchase agreement we entered into in connection with March 2018 private placement, we are prohibited from issuing or entering into any agreement to issue any shares of our common stock or other securities, subject to certain permitted exceptions, until the later of (a) 90 days after the effective date of the resale registration statement we are required to file registering the resale of the shares of common stock issued or issuable in the private placement or (b) the date of stockholder approval of the March 2017 private placement.  In addition, rules and regulations of the SEC may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 will be limited to an aggregate of one-third of our public float. As of March 2, 2018, our public float was $41 million.

In addition, pursuant to the resale registration statement we filed and plan to file in connection with our private placement in March 2018 private placement, and our acquisition of SafeOp, the issuance of additional shares will result in dilution to our existing stockholders.

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

Any default of our payment obligation under the settlement agreements we entered into with Orthotec LLC, or Orthotec, would give Orthotec the right to declare all of the future payments to be immediately payable. As of March 2, 2018, the outstanding amount to be paid to Orthotec through January 2024 including future interest was $24.9 million. If acceleration of payments occurs, our business, financial condition and results of operations could be materially and adversely affected.

We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.

We have typically incurred net losses from our continuing operations since our inception. As of December 31, 2017, we had an accumulated deficit of $459.5 million. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of our products, equity financings and debt financings. As we have incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements.  However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

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

Risks Related to Our Intellectual Property Regulatory Penalties and Litigation

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

We are currently involved in a patent litigation action involving NuVasive, Inc. and, if we do not prevail in this action, we could be liable for past damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.

On February 15, 2018, NuVasive, Inc. (Nuvasive) filed suit against us in the United States District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by NuVasive. NuVasive is a large, publicly-traded corporation with significantly greater financial resources than us.

Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to negative publicity due to the litigation. Pending or future patent litigation against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property, and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all and any licenses may require substantial royalties or other payments by us. Even if any strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Furthermore, if we are found to infringe patent claims of a third party, we may, among other things, be required to pay damages, including up to treble damages and attorney’s fees and costs, which may be substantial.

An unfavorable outcome for us in this patent litigation could significantly harm our business if such outcome makes us unable to commercialize some of our current or potential products or cease some of our business operations. In addition, costs of defense and any damages resulting from the litigation may materially adversely affect our business and financial results. The litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.

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

Risks Related to Our Acquisition of SafeOp Surgical, Inc.

Uncertainty about our acquisition of SafeOp may adversely affect relationships with our customers, suppliers and employees, whether or not the transaction is completed.

In response to the announcement of our acquisition of SafeOp, Alphatec’s and/or SafeOp’s existing or prospective customers or suppliers may:

•	delay, defer or cease purchasing products or services from us or the combined company, or providing products or services to us or the combined company;
•	delay or defer other decisions concerning us or the combined company; or
•	otherwise seek to change the terms on which they do business with us or the combined company.

Any such delays or changes to terms could materially harm our business or the combined business.  In addition, as a result of the acquisition of SafeOp, the employees acquired from SafeOp could experience uncertainty about their future with us.  As a result, key employees may depart because of issues relating to such uncertainties, or a desire not to remain with us following the acquisition of SafeOp.  Losses of customers, employees or other important strategic relationships could have a material adverse effect on our business, operating results, and financial condition.

We may incur substantial expenses related to the integration of SafeOp.

We may incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of SafeOp.  There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits and regulatory compliance.  Mergers are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act and/or generally accepted public accounting standards.  While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may be unable to successfully integrate our business with the business of SafeOp and realize the anticipated benefits of the acquisition.

The acquisition of SafeOp involves the combination of the businesses of two companies that currently operate as independent companies.  Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with those of SafeOp.  Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•	inability to successfully combine our business with the business of SafeOp in a manner that permits us to achieve the full synergies anticipated from the Merger;
•

complexities associated with managing our business and the business of SafeOp following the acquisition, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate the two companies that may exceed anticipated costs.

Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees, lenders and other constituencies or our ability to achieve the anticipated benefits of the acquisition of SafeOp or otherwise adversely affect our business and financial results following completion of the acquisition.

Our actual financial and operating results after our acquisition of SafeOp could differ materially from any expectations or guidance provided by us concerning future results, including (without limitation) expectations or guidance with respect to the financial impact of any cost savings and other potential synergies.

We currently expect to realize an increase in sales and other synergies as a result of the acquisition.  These expectations are subject to numerous assumptions, however, including assumptions derived from our diligence efforts concerning the status of and prospects for SafeOp’s business, which we do not currently control, and assumptions relating to the near-term prospects for our industry generally and the markets for SafeOp’s products in particular.  Additional assumptions that we have made include, without limitation, the following:

•	projections of SafeOp’s future revenues;
•	anticipated financial performance of SafeOp’s products and products currently in development;
•	anticipated cost savings and other synergies associated with the Merger, including potential revenue synergies;
•	our expected capital structure after the Merger;
•	amount of goodwill and intangibles that will result from the acquisition;
•	certain other purchase accounting adjustments that we expect to record in our financial statements in connection with the acquisition;
•	transaction costs, including those payable to our financial, legal and accounting advisors;
•	our ability to maintain, develop and deepen relationships with SafeOp’s customers; and
•	other financial and strategic risks of the acquisition.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of SafeOp, and we cannot provide assurances with respect to our ability to realize any cost savings that we currently anticipate.  Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to integrate SafeOp successfully; currently unanticipated incremental costs that we may incur in connection with integrating the two companies; risks relating to our ability to realize incremental revenues from our acquisition of SafeOp in the amounts that we currently anticipate; risks relating to the willingness of SafeOp’s customers and other partners to continue to conduct business with us following the acquisition; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of SafeOp, specifically.  Any failure to integrate SafeOp successfully and to realize the financial benefits we currently anticipate from the acquisitionwould have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

The combined businesses may not perform as we expect, or as the market expects, which could have an adverse effect on the price of our Common Stock.

Risks associated with the combined company following our acquisition of SafeOpinclude:

•

integrating businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully our business with the businesses of SafeOp in the expected time frame would adversely affect our financial condition and results of operations;

•	the acquisition will significantly increase the size of our operations, and if we are not able to effectively manage our expanded operations, our stock price may be adversely affected;
•

it is possible that key employees of SafeOp might decide not to remain with us after the acquisition, and the loss of such personnel could have a material adverse effect on the financial condition, results of operations and growth prospects of Alphatec;

•	the current sales rates of SafeOp as combined with Alphatec may dilute the observed growth rates of Alphatec;
•

the success of Alphatec following the Closing will also depend upon relationships with third parties and pre-existing customers of us and SafeOp, which relationships may be affected by customer preferences or public attitudes about the acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition and results of operations; and

•	the price of our common stock after the acquisitionmay be affected by factors different from those currently affecting the price of our common stock.

If any of these events were to occur, the price of our common stock could be adversely affected.

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

Based on shares outstanding at March 2, 2018, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 36% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Two members of our Board of Directors also serve as officers and directors of our largest stockholder, HealthpointCapital, or its related entities and of other companies in which HealthpointCapital invests, including companies with which we compete or may in the future compete. As of March 2, 2018, HealthpointCapital owned approximately 13% of our outstanding common stock. Our Lead Director, Mortimer Berkowitz III, is a managing member of HGP, LLC and HGP II, LLC, the general partners of HealthpointCapital

Partners, LP and HealthpointCapital Partners II, LP, respectively. Director R. Ian Molson also serves on the board of managers of HealthpointCapital, LLC.  Each of Messrs. Berkowitz and Molson also have financial interests in HealthpointCapital investment funds.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Section 382”), if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed multiple rounds of financing and entered into transactions which may have resulted in an ownership change or could result in an ownership change in the future. We have not completed an analysis of our equity shifts which occurred during 2017 (and the period prior to the issuance of our 2017 annual report) pursuant to Section 382.  Therefore, it is possible that we have experienced an ownership change pursuant to Section 382.We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We could be subject to changes in our tax rates, new tax legislation or additional tax liabilities.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Our tax returns and other tax matters also are subject to examination by the U.S. Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. We cannot guarantee the outcome of these examinations. If our effective tax rates were to increase, particularly in the United States, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

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

On February 13, 2018, NuVasive, Inc. filed suit against us in the United States District Court for the Southern District of California, alleging that certain of our products (including components of the Squadron™ Lateral Retractor, the Battalion™ Lateral Spacer and other components of the Battalion™ Lateral System), infringe, or contribute to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (entitled “Surgical access system and related methods”), U.S. Patent No. 8,361,156 (entitled “Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral implant”) (collectively, the “NuVasive Patents”).  NuVasive is seeking unspecified monetary damages and a court injunction against future infringement by us.  We intend to vigorously defend ourselves in this matter, beginning by answering the complaint, denying the allegations and filing counterclaims seeking dismissal of NuVasive’s complaint and a declaration that we have not infringed and currently do not infringe any valid claim of the NuVasive Patents.  In addition, we may also seek the following relief: (i) a declaration that the NuVasive Patents are invalid; (ii) a permanent injunction against NuVasive charging that we have infringed or are infringing the NuVasive Patents; and (iii) costs and reasonable attorneys’ fees.  The case is in the very early stages of proceedings, with an order establishing a schedule for the case expected within the next few months.  As of the date of this Annual Report on Form 10-K, the probability of an outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss; therefore, in accordance with Accounting Standards Codification 450, Contingencies, the Company has not recorded an accrual related to this litigation.

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

Year Ended December 31, 2016	High	Low
First quarter	$6.96	$1.80
Second quarter	4.56	2.16
Third quarter	9.65	2.64
Fourth quarter	9.27	3.12

Year Ended December 31, 2017	High	Low
First quarter	$5.80	$1.96
Second quarter	2.49	1.77
Third quarter	2.45	1.58
Fourth quarter	4.27	2.25

Stockholders

As of March 5, 2018, there were approximately 325 holders of record of an aggregate 20,239,812 outstanding shares of our common stock.

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

Issuer Purchases of Equity Securities

Under the terms of our 2016 Equity Incentive Plan and our Amended  and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, which we refer to collectively as the Stock Plans, and prior to the expiration of the Stock Plans in May 2026, we are permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan. There were no shares of common stock repurchased during the year ended December 31, 2017 or 2016.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

          We are a medical technology company focused on the design, development, and advancement of products for better surgical treatment of spinal disorders. Our mission is to become the most respected, fastest growing U.S. spine company, by providing innovative, spine surgery solutions through our relentless pursuit of superior outcomes. We have a broad product portfolio capable of addressing the majority of U.S. market for fusion-based spinal disorder solutions.  We intend to drive growth by exploiting our unmatched collective spine experience and investing in the research and development to continually differentiate our solutions and improve spine surgery. We believe our future success will be fueled by introducing market-shifting innovation to the spine market, and we believe that we are exceptionally well-positioned to capitalize on current spine market dynamics.

         We market and sell our products in the U.S. through a network of independent distributors and direct sales representatives. An objective of our new leadership team is to deliver increasingly consistent, predictable growth.  To accomplish this, we are partnering more closely with our distributors to create a more dedicated and loyal sales channel for the future. We are eliminating stocking distributors and transitioning preexisting distributor relationships to more dedicated, non-competitive partnerships.  We are also adding new, high-quality dedicated distributors to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the U.S., as well as better penetrate existing accounts and territories.

         We made significant progress in the transition of our distribution channel in 2017, driving the percent of sales contributed by dedicated agents and distributors from less than 10% in the fourth quarter of 2016 to over 40% in the fourth quarter of 2017.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned distributors are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

         Between late 2016 and today, we have assembled a spine-experienced team that we believe can execute our vision for long-term growth, including the recent appointments of Patrick Miles as our Chairman and Chief Executive Officer; Dr. Luiz Pimenta as our Chief Medical Officer; Lance DeNardin as Area Vice President, West; Michael Dendinger as Vice President of Operations; Scott Lish as Vice President of Development; Dr. Richard O’Brien as Chief Medical Officer, SafeOp Surgical; Robert Snow as Chief Marketing Officer, SafeOp Surgical; Chris Brown as Vice President, Sales, SafeOp Surgical. Collectively, the Alphatec executive leadership team has over 150 years of combined spine-experience.

        We have also reconstituted our Board of Directors since late 2016, adding significant spine industry and capital markets expertise.

Recent Developments

On March 8, 2018, we announced the acquisition of SafeOp Surgical, Inc., or SafeOp.  SafeOp was a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment.  With the full integration of SafeOp’s technology, we expect to be able to introduce an unprecedented level of neuromonitoring and intraoperative nerve safety to the spine market in early 2019.  SafeOp’s patented technology has been designed to enable both nerve avoidance and nerve health assessment to prevent the risk of nerve injury that is widely associated with direct lateral spine fusion surgery.

On March 8, 2018, we completed a $39.7 million first close of a $45.2 million private placement of our securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The second close of the private placement is expected to occur within five business days.  The private placement was led by L-5 Healthcare Partners, an institutional investor, and provides for the sale by the Company of approximately 14.3 shares of newly created Series B Convertible Preferred Stock, which are automatically convertible into approximately 14.3 million shares of common stock (representing a purchase price of $3.15 per common share), upon approval by Alphatec’s stockholders, as required in accordance with the NASDAQ Global Select Market rules. Purchasers also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants will be exercisable following approval by Alphatec stockholders, and will expire 5 years from the date of such stockholder approval.  Certain directors and executive officers of Alphatec agreed to purchase an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares are convertible into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  We paid $15 million of the net proceeds from the private placement fund the cash purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

Sale of International Business

On September 1, 2016, we completed the sale of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan, Brazil, Australia, China and Singapore and substantially all of the assets of our other sales operations in the United Kingdom and Italy, or collectively the International Business, to an affiliate of Globus (“Globus Transaction”). Following the closing of the Globus Transaction, we now operate in the U.S. market only and are prohibited from marketing and selling our products in foreign markets pursuant to the terms and conditions, and for the time periods, set forth in the definitive documents related to the Globus Transaction.

At the closing of the Globus Transaction on September 1, 2016, Globus paid us $80 million in cash. On September 1, 2016, we used approximately $66 million of the consideration received to (i) repay in full all amounts outstanding and due under the Deerfield Facility Agreement, and (ii) repay certain of our outstanding indebtedness under our Amended Credit Facility, in each case, including debt-related costs. Also on September 1, 2016, we entered into the credit, security and guaranty agreement with Globus, or the Globus Facility Agreement, pursuant to which Globus has agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.

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

Income tax benefit. Income tax benefit from continuing operations primarily consists of reversal of an uncertain tax position reserve and the recognition of refundable federal minimum tax credits, partially offset by state taxes.

Results of Operations

The first table below sets forth our statements of operations data for the periods presented. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Year Ended December 31,
	2017	2016
	(in thousands)
Revenues	$101,739	$120,248
Cost of revenues	39,406	44,114
Gross profit	62,333	76,134
Operating expenses:
Research and development	4,920	9,248
Sales and marketing	41,158	50,962
General and administrative	23,220	26,339
Amortization of intangible assets	688	934
Impairment of intangible assets	—	1,736
Restructuring expenses	2,206	2,292
Gain on sale of assets	(856)	—
Total operating expenses	71,336	91,511
Operating (loss) income	(9,003)	(15,377)
Other income (expense):
Interest expense, net	(7,482)	(5,365)
Loss on debt extinguishment	—	(9,478)
Gain (loss) on change in fair value of warrants	12,044	(687)
Other expense, net	(133)	(28)
Total other income (expense)	4,429	(15,558)
Pretax loss from continuing operations	(4,574)	(30,935)
Income tax benefit	(34)	(4,634)
Loss from continuing operations	(4,540)	(26,301)
Income (loss) from discontinued operations, net of taxes	2,246	(3,624)
Net loss	$(2,294)	$(29,925)

	Year Months Ended December 31,
	2017	2016
Revenues by source
U.S. commercial revenue	$86,925	$106,918
Other	14,814	13,330
Total revenues	$101,739	$120,248

Gross profit by source
U.S. commercial revenue	$60,709	$71,432
Other	1,624	4,702
Total gross profit	$62,333	$76,134

Gross profit margin by source
U.S. commercial revenue	69.8%	66.8%
Other	11.0%	35.3%
Total gross profit margin	61.3%	63.3%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues. Revenues were $101.7 million for the year ended December 31, 2017 compared to $120.2 million for the year ended December 31, 2016, representing a decrease of $18.5 million, or 15.4%.

U.S. commercial revenues were $86.9 million for the year ended December 31, 2017 compared to $106.9 million for the year ended December 31, 2016, representing a decrease of $20.0 million or 18.7%. The decreases in revenue were attributed to a combination of volume, product mix, and pricing as a result of lost distributors and customers and related overall change in revenue composition associated with the financial and operational challenges the Company faced in 2016, which led to the sale of the Company’s international business in order to sustain operations.  Revenue was also significantly impacted by the Company’s decision to exit the stocking distributor model and terminate distributor relationships that are not representative of the Company’s long-term business and rebranding strategy, and transition to dedicated distribution partners.  While our U.S. commercial revenue declined in 2017, revenues from dedicated distribution partners increased significantly over 2016. In fact, revenue from our dedicated distributors as a percentage of total revenue increased from less than 10.0% in the fourth quarter of 2016 to over 40.0% in the fourth quarter of 2017.

Other revenues were $14.8 million for the year ended December 31, 2017 compared to $13.3 million for the year ended December 31, 2016, primarily reflecting a full year of revenue in 2017 under our supply agreement with Globus.

Cost of revenues. Cost of revenues was $39.4 million for the year ended December 31, 2017 compared to $44.1 million for the year ended December 31, 2016, representing a decrease of $4.7 million, or 10.7%.

Cost of U.S. Commercial revenues for the year ended December 31, 2017 was $26.2 million compared to $35.5 million for the year ended December 31, 2016, representing a decrease of $9.3 million, or 26.2%. These decreases are attributable to lower sales volumes, as well as a reduction in excess inventory quantities and product life cycle management activities during the comparable periods in 2016.

Cost of other revenues, which are primarily attributed to sales to Globus under the Supply Agreement, were $13.2 million for the year ended December 31, 2017 compared to $8.6 million for year ended December 31, 2016, representing an increase of $4.6 million.   This increase was attributed to higher sales volumes in 2017 as compared to the same period in 2016, offset by a decrease in the average selling price to Globus in 2017 compared to sales to international affiliates in 2016.

Gross profit. Gross profit was $62.3 million for the year ended December 31, 2017 compared to $76.1 million for the year ended December 31, 2016, representing a decrease of $13.8 million, or 18.1%.

Gross profit margin from U.S. commercial revenues was 69.8% for the year ended December 31, 2017 compared to 66.8% for the year ended December 31, 2016.  These increases are attributable to a reduction in obsolescence expense and product life cycle management activities during the comparable period in 2016, as well as decreased fixed manufacturing overhead costs due to the consolidation of our facilities and termination of in-house manufacturing activities in early 2017.

Gross profit margin from other revenues was 11.0% for the year ended December 31, 2017 compared to 35.3% for the year ended December 31, 2016.  The decrease in gross margin was primarily related to the sale of our international business to Globus, for which we supply international products at a reduced margin compared to historical levels.

Research and development. Research and development expense was $4.9 million for the year ended December 31, 2017 compared to $9.2 million for the year ended December 31, 2016 representing a decrease of $4.3 million, or 46.7%. The decrease was primarily related to a reduction of development activities ($0.5 million), a reduction in stock-based compensation related costs under a consulting agreement ($2.1 million), a reduction in personnel related costs ($1.4 million) and a reduction of facility allocation expense ($0.3 million). We expect research and development expenses to increase in the next fiscal year as we continue to invest in our product pipeline.

Sales and marketing. Sales and marketing expense was $41.2 million for the year ended December 31, 2017 compared to $51.0 million for the year ended December 31, 2016 representing a decrease of $9.8 million, or 19.2%. The decrease was the result of lower commission expense due to lower revenues ($4.4 million), a decrease in personnel and related expenses due to headcount reductions ($3.8 million) and a reduction in general sales and marketing expenses due to the sale of our international business. We expect our sales and marketing expenses to increase in absolute dollars in line with expected increases in our revenues.

General and administrative. General and administrative expense was $23.2 million for the year ended December 31, 2017 compared to $26.3 million for the year ended December 31, 2016, representing a decrease of $3.1 million, or 11.8%. The decrease was primarily due to a reduction in legal, accounting and professional services fees ($3.7 million), a reduction in personnel and related expenses due to headcount reduction ($2.5 million), partially offset by an increase in share based compensation ($2.6 million), and an increase in regulatory and facility expanse ($0.5 million).

Amortization of acquired intangible assets. Amortization of intangible assets was $0.7 million for the year ended December 31, 2017 as compared to $0.9 million for the year ended December 31, 2016. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Impairment of intangible assets. Intangible assets impairment charge of $1.7 million for the year ended December 31, 2016 was related to the Globus Transaction.

Restructuring expenses. Restructuring expenses were $2.2 million for the year ended December 31, 2017 compared to $2.3 million for the year ended December 31, 2016. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2017, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team. As a result of these initiatives, we reduced headcount from 163 employees as of December 31, 2016 to 141 employees at December 31, 2017, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Gain on sale of assets.  During the year ended December 31, 2017, we recorded a net gain of $0.9 million pursuant to a sale of certain inventory and intellectual property to a third party for $1.0 million in consideration, payable via a credit to future minimum royalties owed to the third party under an existing exclusive license agreement.

Interest expense, net. Interest expense, net, was $7.5 million for year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2016 representing an increase of $2.1 million, primarily due to increased interest expenses related to the Globus Credit Facility which was outstanding for twelve months in 2017 compared with four months in 2016 (from September to December 2016).

Loss on debt extinguishment: Loss on debt extinguishment expenses of $9.5 million in 2016 were related to early retirement of Deerfield debt with proceeds from the Globus Transaction as described above.

Gain (loss) on change in fair value of warrants.  Gain on change in fair value of warrants of $12.0 million in 2017 represented the reduction of the fair value of the warrants issued to certain investors during the period when such warrants were temporarily classified as a liability in the fourth quarter of 2017. Based on the terms of the warrants issued in the March 2017 private placement, the Company may be required to settle the warrants with cash upon a fundamental transaction. As of the issuance date and up until October 19, 2017, the warrant holders did not have control of the Company’s Board of Directors and as a result, the warrants were classified in equity. From October 19, 2017 to December 29, 2017, the warrant holders temporarily represented the majority of the Board of Directions and thus had control over any vote on a fundamental transaction. As a result, we were potentially required to settle the warrants with cash and the warrants were classified as a liability. On December 29, 2017, two board members who are warrant holders entered into recusal agreements, pursuant to which they agreed to abstain from voting on any fundamental transaction so long as their warrants are outstanding.  Accordingly, the warrants were re-classified to equity on December 29, 2017.

The loss of $0.7 million in 2016 represented a change in fair value of warrants issued related to Deerfield Facility.

Income tax benefit. The income tax provision in continuing operations was a benefit of $34,000 for the year ended December 31, 2017 compared to a benefit of ($4.6) million for the year ended December 31, 2016.  The 2017 income tax benefit from continuing operations primarily consists of the reversal of an uncertain tax position and the recognition of refundable federal minimum tax credits, partially offset by state taxes. The 2016 income tax benefit from continuing operations consists of income tax benefits related to domestic losses partially offset by state income taxes. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, we are required to allocate the provision or benefit for income taxes between continuing operations and discontinued operations. For the year ended for December 31, 2017, we recorded a tax benefit of $2.5 million in discontinued operations related to reversal of reserves of uncertain tax positions. For the year ended December 31, 2016, we recognized a gain from discontinued operations before tax, and, as a result, we recorded a tax expense of $6.5 million in discontinued operations and a corresponding tax benefit to continuing operations.

Income (loss) from discontinued operations. On September 1, 2016, we completed the sale of our International Business to Globus, whereby we sold our international distribution operations and agreements, including wholly-owned subsidiaries in Japan and Brazil and substantially all of the assets of other sales operations in the United Kingdom and Italy. As a result of the strategic decision to sell the International Business and focus on U.S market, the consolidated statements of operations and the consolidated balance sheets reflect the financial results from the International Business as discontinued operations for all periods presented.

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

The income from discontinued operations for the year ended December 31, 2017 was primarily related to a reversal of $2.6 million in potential tax liabilities following the wind-down of certain of our international entities.

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including our private placement in March 2017 ( “2017 Private Placement”). As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At December 31, 2017, our principal sources of liquidity consisted of cash of $22.5 million and accounts receivable, net of $14.8 million.  We believe that our current available cash, combined with proceeds from March 2018 Private Placement (described below) and draws on our revolving credit facility, will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of surgical instruments, repayments of borrowings under the Amended Credit Facility, payments due under the Orthotec settlement agreement and acquisitions of businesses and intellectual property rights. We expect that our principal uses of cash in the future will be similar. We expect that, as our revenues grow, our sales and marketing, research and development expenses and our capital expenditures will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.  Operating losses and negative cash flows may continue for at least the next year as we continue to incur costs related to the execution of our operating plan and introduction of new products.

On March 8, 2018, we completed a $39.7 million first close of a $45.2 million private placement of our securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The second close of the private placement is expected to occur within five business days.  The private placement was led by L-5 Healthcare Partners, an institutional investor, and provides for the sale by the Company of approximately 14.3 shares of newly created Series B Convertible Preferred Stock, which are automatically convertible into approximately 14.3 million shares of common stock (representing a purchase price of $3.15 per common share), upon approval by Alphatec’s stockholders, as required in accordance with the NASDAQ Global Select Market rules. Purchasers also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants will be exercisable following approval by Alphatec stockholders, and will expire 5 years from the date of such stockholder approval.  Certain directors and executive officers of Alphatec agreed to purchase an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares are convertible into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  We paid $15 million of the net proceeds from the private placement fund the cash purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

On October 2, 2017, we entered into Securities Purchase Agreements (collectively, the “Purchase Agreements”) with accredited investors Patrick Miles and Quentin Blackford (collectively, the “Purchasers”), pursuant to which Messrs. Miles and Blackford have agreed to purchase from the Company, collectively, no less than 1,549,116 and as many as 1,769,912 shares of its common stock at a purchase price of $2.26 per share. In December 2017, the Company issued 1,769,912 shares for gross proceeds of $4 million.

In connection with the Private Placement in March 2017 where we issued Series A convertible preferred stock and common stock, we also issued warrants to purchase 9.4 million shares of our common stock at an exercise price of $2.00 per share and warrants to purchase 0.5 million shares of our common stock at an exercise price of $2.50 per share, for aggregate proceeds, if exercised, of approximately $20.0 million.  During 2017 we received proceeds of approximately $3.3 million in connection with exercise of approximately 1.7 million warrants.

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of December 31, 2017.

Amended Credit Facility and Other Debt

On August 30, 2013, we entered into the Amended Credit Facility, which amended and restated the prior credit facility that we had with MidCap. On September 1, 2016, we entered into a Fifth Amendment to the MidCap Amended Facility Agreement, or the MidCap Fifth Amendment, that: (a) permitted (i) the Globus Transaction, (ii) the release of Alphatec International LLC and Alphatec Pacific, Inc. as credit parties, (iii) the payment in full of all obligations to Deerfield  under the Facility Agreement between us and Deerfield, dated as of March 17, 2014, as amended to date, or the Deerfield Facility Agreement, and (iv) the incurrence of debt under the Globus Facility Agreement and the granting of liens in favor of Globus, (b) reduced the revolving credit commitment to $22.5 million and the term loan commitment to $5 million, (c) revised the existing financial covenant package, and (d) extended the commitment expiry date from December 31, 2016 to December 31, 2019. In connection with the prepayment of the term loan under the Amended Credit Facility, we incurred a prepayment fee of $0.6 million payable to MidCap. On March 30, 2017, we entered into a Sixth Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2018, and on March 8, 2018, we entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019.

The term loan interest rate is priced at the London Interbank Offered Rate, or LIBOR, plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At December 31, 2017, the revolving line of credit carried an interest rate of 7.36% and the term loan carried an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, we granted MidCap a security interest in all accounts receivable and all securities evidencing its interests in our subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity.  As of December 31, 2017, $10.3 million was outstanding under the revolving line of credit and $2.4 million was outstanding under the term loan.

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

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of December 31, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting November 2018 and the final payment due on September 30, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter. On March 30, 2017, we entered into a First Amendment to the Credit Facility to extend the date that the financial covenants of the Globus Facility Agreement are effective from April 2017 to April 2018, and on March 8, 2018, we entered into a Second Amendment to the Amended Globus Facility Agreement to extend the date that the financial covenants of the Amended Globus Facility Agreement are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019.

As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.8% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through December 2022. As of December 31, 2017, the balance of these capital leases, net of interest totaled $0.2 million.

As of December 31, 2017, we have made $31.8 million in Orthotec settlement payments and there remains an aggregate $26.0 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $8.7 million from operating activities for the year ended December 31, 2017. During this period, net cash used in operating activities consisted of i) our net loss adjusted for non-cash adjustment, including the $12.0 million gain from change of fair value of warrants, $7.5 million of depreciation and amortization expenses, $3.9 million of share based compensation, and $2.5 million of inventory reserve expenses, and ii) changes in carrying amounts of operating assets and liabilities, primarily a decrease of $9.5 million in long term liabilities, a decrease of $6.2 million in accrued expenses and a decrease of $4.2 million in accounts receivable.

Investing Activities

We used cash of $6.5 million in investing activities for the year ended December 31, 2017, primarily for the purchase of surgical instruments of $7.6 million, net of $1.1 million of cash received from sale of instruments.

Financing Activities

Financing activities provided net cash of $17.8 million for the year ended December 31, 2017, primarily attributable to our 2017 Private Placement, which provided net cash proceeds of $17.1 million, and issuance of common stock to certain board of directors for $3.7 million, exercise of warrants issued in our 2017 Private Placement of $3.3 million and issuance of common stock under the Employee Stock Purchase Plan of $0.2 million.  Under the MidCap Amended Credit Facility, we made net payments of $2.2 million during the year ended December 31, 2017. We also made principal payments on notes payable and capital leases totaling $4.4 million in the year ended December 31, 2017.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2017 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2018	2019	2020	2021	2022	Thereafter
Amended Credit Facility with MidCap	$13,274	$2,379	$—	$10,895	$—	$—	$—
Amended Facility Agreement with Globus	30,000	1,667	3,333	3,333	21,667	—	—
Interest expense	15,784	4,892	5,404	3,460	2,028	—	—
Note payable for software agreements	200	63	90	47	—	—	—
Capital lease obligations	253	105	37	37	37	37	—
Operating lease obligations	5,879	1,679	1,583	1,624	993	—	—
Litigation settlement obligations	30,696	5,783	5,559	5,321	4,668	4,814	4,551
Guaranteed minimum royalty obligations	6,452	1,256	981	943	918	918	1,436
Stock price guarantee (1)	6,789	4,485	2,304	—	—	—	—
New product development milestones (2)	600	—	200	—	200	—	200
Total	$109,927	$22,309	$19,491	$25,660	$30,511	$5,769	$6,187

(1)

Based on our closing stock price as of December 30, 2017, the last trading date of the fiscal year, of $2.66 per share.  Pursuant to a three-year collaboration agreement, we agreed to make three annual payments to the collaborator as sole consideration for services provided, paid in our common stock at a per share price of $23.35, which was equal to the average NASDAQ closing price of the common stock on the five days leading up to and including the date of signing the collaboration agreement. In February 2018, the Company reached a settlement agreement with the Collaborators pursuant to which the Company will pay the collaborators cash of $0.4 million as the final and total compensation under the collaboration agreement.  In addition, the Company and the collaborators agreed to a mutual release of each other of all rights and claims arising from the collaboration agreement.

(2)

This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as FDA approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2018 through 2020.

Real Property Leases

In January 2016, we entered into a lease agreement, or the Building Lease, for office, engineering, and research and development space in Carlsbad, California with the lease term through July 31, 2021. Under the Building Lease our monthly rent payable is approximately $105,000 per month during the first year and increases by approximately $3,000 each year thereafter.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

Valuation of Intangible Assets

We assess the impairment of our intangible assets annually in December or whenever business conditions change and an earlier impairment indicator arises. This assessment requires us to make assumptions and judgments regarding the carrying value of these assets. These assets are considered to be impaired if we determine that their carrying value may not be recoverable based upon our assessment of certain events or changes in circumstances, including the following:

•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;
•	loss of legal ownership or title to the assets;
•	significant changes in our strategic business objectives and utilization of the assets; or
•	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. Significant management judgment is required in estimating the fair value of our intangible assets.

Warrants to purchase common stock

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.  Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. We estimate liability classified instruments using the Black Scholes model, which require management to develop assumptions and inputs that have significant impact on such valuations.

During each reporting period, we evaluate changes in facts and circumstances that could impact the classification of warrants from liability to equity, or vice versa

Stock-Based Compensation

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

We use a Black-Scholes option-pricing model to estimate the fair value of our stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which our stock price is expected to fluctuate each year during the expected life of the award. Our estimated volatility through December 31, 2017 was based on our actual historical volatility. An increase in the estimated volatility would result in an increase to our stock-based compensation expense.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Our estimated expected term through December 31, 2017 was calculated using a weighted-average term based on historical exercise patterns and the term from option grant date to exercise for the options granted within the specified date range. An increase in the expected term would result in an increase to our stock-based compensation expense.

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

We use historical data to estimate the number of future stock option forfeitures. Share-based compensation recorded in our consolidated statements of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. Our estimated forfeiture rates may differ from our actual forfeitures which would affect the amount of expense recognized during the period.

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

Stock-based compensation has been classified as follows in the accompanying consolidated statements of operations (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Cost of revenues	$40	$36
Research and development	127	438
Sales and marketing	480	258
General and administrative	3,255	894
Total	$3,902	$1,626
Effect on basic net loss per share	$0.31	$(0.19)
Effect on diluted net loss per share	$0.29	$(0.19)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance, including all subsequent clarifications, is effective for us for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We performed an assessment of the impact of the new standard on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, we outlined all revenue generating activities, mapped those activities to performance obligations and traced those performance obligations to the standard. We assessed the potential impact the change in standard will have on those performance obligations. Based on our assessment, the overall impact of adoption of the new revenue recognition standard is expected to be immaterial. We expect to adopt the standard using the modified retrospective approach, pursuant to which, the impact of adoption, if material, will be recorded as a cumulative catch up entry to accumulated deficit as of January 1, 2018, the date of adoption.

In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance was effective for us for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The adoption, effective January 1, 2017, did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. We adopted the standard for reporting periods beginning January 1, 2017. We elected to keep its policy consistent for the application of a forfeiture rate and, therefore, the adoption of the guidance did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We are evaluating the new guidance and have not determined the impact this standards update may have on our financial statements.

In January 2017, the FASB issued new accounting guidance, which was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. We are in the process of evaluating the impact of this guidance on our consolidated financial statements in connection with the acquisition of SafeOp (Note 14).

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  We do not anticipate that the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time we will assess the impact of this standard.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We do not anticipate that the adoption of ASU 2017-11 will have a material impact on our consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time we will assess the impact of this standard.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our borrowings under our line of credit expose us to market risk related to changes in interest rates. As of December 31, 2017, our outstanding floating rate indebtedness totaled $41.1 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including notes payable and capital leases.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, has performed an assessment of our internal control over financial reporting described in “Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2017.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of such internal control that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 8, 2018, Alphatec Holdings, Alphatec Spine and Midcap entered into a Seventh Amendment (the “Midcap Seventh Amendment”) to the Amended Credit Facility with Midcap. The Midcap Sixth Amendment amends the defined time periods during which we are required to calculate the fixed charge coverage ratio in order to determine our compliance with the applicable covenants of the Amended Credit Facility with Midcap.

On March 8, 2018, Alphatec Holdings, Alphatec Spine and Globus entered into a Second Amendment (the “Globus Second  Amendment”) to the Globus Facility Agreement. The Globus First Amendment amends the defined time periods during which we are required to calculate the fixed charge coverage ratio in order to determine our compliance with the applicable covenants of the Globus Facility Agreement.

The foregoing descriptions do not purport to be complete and is qualified in its entirety by reference to the Midcap Seventh Amendment and the Globus Second Amendment, copies of which will be filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Corporate Governance Matters,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Practices and Policies Relating to Risk Management” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and the planned proposal entitled “Adoption of Equity Incentive Plan” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions,” “Management” and “Corporate Governance Matters” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

			Form 10-K (Exhibit 2.3)	03/31/2017	000-52024

3.1	Restated Certificate of Incorporation		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/23/2017	000-52024

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.2	Corporate Governance Agreement, dated December 17, 2009, between the Company and certain shareholders of Scient’x Groupe S.A.S. and Scient’x S.A.		Form 8-K (Exhibit 10.1)	12/22/09	000-52024

4.3	Registration Rights Agreement, dated March 26, 2010, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K (Exhibit 4.1)	03/31/10	000-52024

4.4	Warrant with Silicon Valley Bank as the Warrantholder, dated December 16, 2011		Form 10-K (Exhibit 4.8)	03/05/12	000-52024

4.5

Form of Warrant to Purchase Common Stock issued to each of Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (collectively, “Deerfield”) on each of March 17, 2014 and November 21, 2014.

			Form 8-K (Exhibit 4.1)	03/19/14	000-52024

4.6	Form of Warrant		Form 8-K (Exhibit 4.1)	03/23/17	000-52024

4.7	Form of Registration Rights Agreement		Form 8-K (Exhibit 4.2)	03/23/17	000-52024

4.8	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles		Form 8-K (Exhibit 4.1)	10/02/17	000-52024

10.1	Purchase Agreement dated as of October 2, 2017, between Alphatec Holdings, Inc. and Patrick Miles.		Form 8-K (Exhibit 10.1)	10/02/17	000-52024

10.2	Purchase Agreement dated as of October 2, 2017, between Alphatec Holdings, Inc. and Quentin Blackford.		Form 8-K (Exhibit 10.2)	10/02/17	000-52024

10.3	Securities Purchase Agreement, dated as of March 22, 2017, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto		Form 8-K (Exhibit 10.1)	03/23/17	000-52024

10.4	Engagement Letter between Alphatec Holdings, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC		Form 8-K (Exhibit 10.2)	03/23/17	000-52024

10.5	Form of Support Agreement		Form 8-K (Exhibit 10.3)	03/23/17	000-52024

Real Property Lease Agreements

10.6	Lease Agreement by and between Alphatec Holdings, Inc. and Fenton Property Company., dated as of January 21, 2016		Form 10-K (Exhibit 10.2)	03/15/16	000-52024

Loan Agreements

10.7†

Amended and Restated Credit, Security and Guaranty Agreement dated August 30, 2013 by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., Alphatec International LLC, Alphatec Pacific, Inc. and MidCap Funding IV, LLC

			Form 10-Q/A (Exhibit 10.1)	10/21/15	000-52024

10.8†

First Amendment to Amended and Restated Credit, Security and Guaranty Agreement, dated March 17, 2014, with MidCap Funding IV, LLC as Administrative Agent and lender and other lenders from time to time a party thereto

			Form 8-K/A (Exhibit 10.3)	10/21/15	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.9†	Second Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated July 10, 2015, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.1)	11/03/15	000-52024

10.10†	Third Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated March 11, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.1)	05/06/16	000-52024

10.11†

Fourth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated August 9, 2016, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto

			Form 10-K (Exhibit 10.6)	3/31/17	000-52024

10.12†

Consent and Fifth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated September 1, 2016 with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto

			Form 10-Q (Exhibit 10.3)	11/09/16	000-52024

10.13†	Sixth Amendment to the Amended and Restated Credit, Security and Guaranty Agreement, dated March 30, 2017, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto		Form 10-Q (Exhibit 10.1)	05/12/17	000-52024

10.14	Amended and Restated Term Loan Note, dated July 10, 2015, with MidCap Funding IV Trust		Form 10-Q (Exhibit 10.3)	11/03/15	000-52024

10.15†	Credit, Security and Guaranty Agreement, dated September 1, 2016 with Globus Medic, Inc.		Form 10-Q (Exhibit 10.1)	11/09/16	000-52024

10.16†	First Amendment to the Credit, Security and Guaranty Agreement, dated March 30, 2017 with Globus Medical, Inc.		Form 10-Q (Exhibit 10.2)	05/12/17	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.17†

Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004

			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.18†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

10.19†	Product Manufacture and Supply Agreement, dated September 1, 2016 with Globus Medical Ireland, Ltd.		Form 10-Q (Exhibit 10.2)	11/09/16	000-52024

Agreements with Officers and Directors

10.20*	Employment Agreement by and among Terry Rich, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated December 10, 2016		Form 10-K (Exhibit 10.29)	03/31/17	000-52024

10.21*	Employment Agreement with Jeffrey G. Black dated February 10, 2017		Form 10-Q (Exhibit 10.3)	05/12/27	000-52024

10.22*	Employment Agreement with Jon Allen dated October December 10, 2016		Form 10-Q (Exhibit 10.4)	05/12/27	000-52024

10.23*	Employment Agreement with Craig E. Hunsaker dated September 14, 2016		Form 10-Q (Exhibit 10.5)	05/12/27	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.24*	Employment Agreement with Brian Snider dated February 27, 2017		Form 10-Q (Exhibit 10.6)	05/12/27	000-52024

10.25*	Resignation and Transition Agreement, as amended, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and Ebun S. Garner, dated January 23, 2017		Form 10-Q (Exhibit 10.7)	05/12/27	000-52024

10.26*	Employment Agreement by and among Patrick S. Miles, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, dated October 2, 2017	X

10.27*	Separation agreement between Mike Plunkett and Alphatec Holdings, Inc.	X

10.28*	Form of Indemnification Agreement entered into with each of the Company’s non-employee directors		Form 10-Q (Exhibit 10.5)	05/05/09	000-52024

10.29*	Vesting Acceleration Agreement by and between Leslie H. Cross and Alphatec Holdings, Inc., dated June 15, 2017		Form 10-Q (Exhibit 10.11)	08/11/17	000-52024

10.30*	Vesting Acceleration Agreement by and between Stephen O’ Neil and Alphatec Holdings, Inc., dated October 1, 2017		Form 8-K (Exhibit 10.3)	10/2/17	000-52024

Equity Compensation Plans

10.31*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.32*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.33*	Amendment to the Alphatec Holdings, Inc. Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.34*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.35*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.36*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.37*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.38*	Amended and Restated 2007 Employee Stock Purchase Plan		Schedule 14A (Appendix C)	06/11/13	000-52024

10.39*	Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K/A (Exhibit 10.1)	06/22/17	000-52024

10.40*	Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form S-8 (Exhibit 10.1)	10/05/16	333-213981

10.41*	Amended and Restated 2016 Equity Incentive Award Plan		Form 8-K/A (Exhibit 10.2)	06/22/17	000-52024

10.42*	Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.43*	First Amendment to the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.44	Second Amendment to the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	03/31/17	333-217055

10.45*	Third Amendment to the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan, dated October 1, 2017.		Form 8-K (Exhibit 10.4)	10/2/17	000-52024
10.46*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

10.47*	Form of Stock Option Grant Notice and Stock Option Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.48*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

Settlement Agreements

10.49

Settlement and Release Agreement, dated as of August 13, 2014, by and among Alphatec Holdings, Inc. and its direct and indirect subsidiaries and affiliates, Orthotec, LLC, Patrick Bertranou and the other parties named therein

			Form 10-Q (Exhibit 10.3)	10/30/14	000-52024

21.1	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	XBRL Instance Document**

101.2	XBRL Taxonomy Extension Schema Document**

101.3	XBRL Taxonomy Extension Calculation Linkbase Document**

101.4	XBRL Taxonomy Extension Definition Linkbase Document**

101.5	XBRL Taxonomy Extension Label Linkbase Document**

101.6	XBRL Taxonomy Extension Presentation Linkbase Document**

(*)	Management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
(**)	Confidential treatment is being requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	March 9, 2018	By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	March 9, 2018	By:	/s/ Jeffrey G. Black
Jeffrey G. Black
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

SIGNATURES AND POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick S. Miles and Jeffrey G. Black, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICK S. MILES	Chairman and Chief Executive Officer (Principal Executive Officer)	March 9, 2018
Patrick S. Miles

/S/ TERRY M. RICH	Director, President and Chief Operating Officer	March 9, 2018
Terry M. Rich

/S/ MORTIMER BERKOWITZ III	Lead Director	March 9, 2018
Mortimer Berkowitz III

/S/ QUENTIN BLACKFORD	Director	March 9, 2018
Quentin Blackford

/S/ R. IAN MOLSON	Director	March 9, 2018
R. Ian Molson

/S/ DAVID H. MOWRY	Director	March 9, 2018
David H. Mowry

/S/ DONALD A. WILLIAMS	Director	March 9, 2018
Donald A. Williams

/S/ JEFFREY P. RYDIN	Director	March 9, 2018
Jeffrey P. Rydin

/S/ WARD W. WOODS	Director	March 9, 2018
Ward W. Woods

ALPHATEC HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alphatec Holdings, Inc. (“Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2017.

San Diego, California

March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alphatec Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Alphatec Holdings, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alphatec Holdings, Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 30, 2017

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash	$22,466	$19,593
Accounts receivable, net	14,822	18,512
Inventories, net	27,292	30,093
Prepaid expenses and other current assets	1,767	4,262
Current assets of discontinued operations	131	364
Total current assets	66,478	72,824
Property and equipment, net	12,670	15,076
Intangibles, net	5,248	5,711
Other assets	208	516
Noncurrent assets of discontinued operations	56	61
Total assets	$84,660	$94,188
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,878	$8,701
Accrued expenses	22,246	27,589
Current portion of long-term debt	3,306	3,113
Current liabilities of discontinued operations	312	732
Total current liabilities	29,742	40,135
Long-term debt, less current portion	37,767	43,092
Other long-term liabilities	20,206	28,862
Redeemable preferred stock, $0.0001 par value; 20,000 authorized at December 31, 2017 and 2016; 3,319 shares issued and outstanding at both December 31, 2017 and 2016	23,603	23,603
Commitments and contingencies
Stockholders’ deficit:
Series A convertible preferred stock, $0.0001 par value; 15 and 0 shares authorized at December 31, 2017 and 2016, respectively; 5 shares issued and outstanding at December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000 authorized; 19,857 and 9,049 shares issued and outstanding at December 31, 2017 and 2016, respectively	2	1
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	436,803	419,787
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,093	970
Accumulated deficit	(459,459)	(457,165)
Total stockholders’ deficit	(26,658)	(41,504)
Total liabilities and stockholders’ deficit	$84,660	$94,188

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenues	$101,739	$120,248
Cost of revenues	39,406	44,114
Gross profit	62,333	76,134
Operating expenses:
Research and development	4,920	9,248
Sales and marketing	41,158	50,962
General and administrative	23,220	26,339
Amortization of intangible assets	688	934
Restructuring expenses	2,206	2,292
Impairment of intangible assets	—	1,736
Gain on sale of assets	(856)	—
Total operating expenses	71,336	91,511
Operating loss	(9,003)	(15,377)
Other income (expense):
Interest expense, net	(7,482)	(5,365)
Gain (loss) on change of fair value of warrants	12,044	(687)
Loss on debt extinguishment	—	(9,478)
Other expenses, net	(133)	(28)
Total other income (expense)	4,429	(15,558)
Loss from continuing operations before taxes	(4,574)	(30,935)
Income tax benefit	(34)	(4,634)
Loss from continuing operations	(4,540)	(26,301)
Income (loss) from discontinued operations, net of applicable taxes	2,246	(3,624)
Net loss	$(2,294)	$(29,925)
(Loss) income per share, basic:
Continuing operations	$(0.36)	$(3.06)
Discontinued operations	0.18	$(0.42)
Net loss per share, basic	$(0.18)	$(3.49)
(Loss) income per share, diluted:
Continuing operations	$(1.25)	$(3.06)
Discontinued operations	0.17	(0.42)
Net loss per share, diluted	$(1.08)	$(3.49)
Shares used in calculating basic net loss per share	12,788	8,582
Shares used in calculating diluted net loss per share	13,282	8,582

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016
Net loss	$(2,294)	$(29,925)
Foreign currency translation adjustments related to continuing operations	123	3,635
Foreign currency translation realized to discontinued operations	—	18,523
Comprehensive loss	$(2,171)	$(7,767)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	deficit
Balance at December 31, 2015	8,513	$1	—	$—	$416,948	$(5,000)	$(97)	$(21,188)	$(427,240)	$(36,576)
Stock-based compensation	—	—	—	—	1,626	—	—	—	—	1,626
Repurchase and/or forfeiture of common stock	(1)	—	—	—	—	—	—	—	—	—
Shares issued for consulting services	210	—	—	—	25	—	—	—	—	25
Issuance of common stock for employee stock purchase plan	58	—	—	—	114	—	—	—	—	114
Warrant conversion	269	—	—	—	1,074	—	—	—	—	1,074
Foreign currency translation adjustments	—	—	—	—	—	—	—	22,158	—	22,158
Net loss	—	—	—	—	—	—	—	—	(29,925)	(29,925)
Balance at December 31, 2016	9,049	$1	—	$—	$419,787	$(5,000)	$(97)	$970	$(457,165)	$(41,504)
Stock-based compensation	—	—	—	—	3,902	—	—	—	—	3,902
Common and preferred stock and warrants issued in private placement, net of offering costs of $1.7 million	1,810	1	15	—	17,117	—	—	—	—	17,118
Conversion of preferred stock into common stock	4,964	—	(10)	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	128	—	—	—	231	—	—	—	—	231
Shares issued for acquisition of intangible assets	285	—	—	—	473	—	—	—	—	473
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	183	—	—	—	—	—	—	—	—	—
Common stock issued for warrant exercises	1,668		—		3,337	—	—	—	—	3,337
Warrant derivative liability reclassified to equity due to exercise of warrants		—	—	—	2,311	—	—	—	—	2,311
Issuance of common stock and warrants to board members	1,770	—	—	—	4,000	—	—	—	—	4,000
Net change from reclassification of warrants to and from liability	—	—	—	—	(14,355)	—	—	—	—	(14,355)
Foreign currency translation adjustments	—	—	—	—	—	—	—	123	—	123
Net loss			—						(2,294)	(2,294)
Balance at December 31, 2017	19,857	$2	5	$—	$436,803	$(5,000)	$(97)	$1,093	$(459,459)	$(26,658)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss	$(2,294)	$(29,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,481	12,364
Goodwill and intangible assets impairment	—	2,189
Stock-based compensation	3,902	1,626
Interest expense related to amortization of debt discount and debt issuance costs	2,761	3,630
(Recovery) Provision for doubtful accounts	(164)	620
Provision for excess and obsolete inventory	2,542	5,663
Deferred income tax (benefit) provision	(36)	10
Gain on sale of business	(856)	(7,935)
Loss on extinguishment of debt	—	3,863
Gain from change in estimated fair value of warrants	(12,044)	687
Loss on sale of instruments	281	—
Other non-cash items	—	(261)
Changes in operating assets and liabilities:
Restricted cash	—	2,350
Accounts receivable	4,153	8,000
Inventories	258	(5,742)
Prepaid expenses and other current assets	3,080	1,074
Other assets	348	191
Accounts payable	(2,592)	(4,865)
Deferred revenue	223	—
Other Long term liabilities	(9,524)	—
Accrued expenses and other	(6,248)	(3,498)
Net cash used in operating activities	(8,729)	(9,959)
Investing activities:
Purchases of property and equipment	(7,596)	(8,897)
Purchase of intangible assets	—	(250)
Proceeds from sale of business, net	—	69,790
Cash received from sale of assets	1,101	1,316
Net cash (used in) provided by investing activities	(6,495)	61,959
Financing activities:
Issuance of preferred and common stock, net	24,386	114
Borrowings under lines of credit	96,244	118,482
Repayments under lines of credit	(98,443)	(134,792)
Principal payments on capital lease obligations	(572)	(798)
Proceeds from issuance of notes payable	—	28,046
Principal payments on notes payable and term loan	(3,794)	(54,444)
Net cash (used in) provided by financing activities	17,821	(43,392)
Effect of exchange rate changes on cash	244	(85)
Net increase in cash	2,841	8,523
Cash at beginning of year, including discontinued operations	19,752	11,229
Cash at end of year, including discontinued operations	$22,593	$19,752

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,695	$7,368
Cash paid for income taxes	$107	$920
Supplemental disclosure of noncash investing and financing activities:
Reclassification of warrant liabilities to equity	$14,355	$—
Purchases of property and equipment in accounts payable	$436	$2,668
Common stock issued for acquisition of intangible assets	$473	$—
Capital lease additions included in property and equipment	$156	$—
Subscription receivable	$300	$—
Cashless warrant conversion	$—	$1,074

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTE

S TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 1, 2016, the Company completed the sale of its international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), including the Company’s wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy (collectively, the “International Business”), pursuant to a purchase and sale agreement, dated as of July 25, 2016 (as amended, the “Purchase and Sale Agreement”) (the “Globus Transaction”). As a result of the Globus Transaction, the Company's International Business has been excluded from continuing operations for all periods presented in this Annual Report on Form 10-K and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business. The sale of the international operations represented a strategic shift and has a significant impact on the Company's operations and financial results.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the accounts of the Company and Alphatec Spine. All intercompany balances and transactions have been eliminated in consolidation.  The Company operates in one reportable business segment.

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

The Company’s Board approved annual operating plan projects that its existing working capital at December 31, 2017 of $36.7 million (including cash of $22.5 million), along with the proceeds of the $39.7 million of the first close of a $45.2 million from private placement that closed on March 8, 2018 (see Note 14) and the amendments to its debt facilities (see Note 14), allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

Reclassification

Certain amounts in the consolidated financial statements included in our Form 10-K for the year ended December 31, 2016 have been reclassified to conform to current period's presentation. Reclassifications between changes in fair value of warrants and other income (loss) were made to improve the comparability of the financial statements. None of the adjustments had any effect on the prior period net loss.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, allowances for doubtful accounts and sales returns, the valuation of share based liabilities, valuation of warrant liabilities, deferred tax assets, property and equipment, inventory, investments, notes receivable and stock-based compensation, revenues, reserves for employee benefit obligations, restructuring liabilities, income tax uncertainties and other contingencies.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with established financial institutions. As of December 31, 2017, a substantial portion of the Company’s available cash funds is held in business accounts. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company’s customers are primarily hospitals, surgical centers and distributors and one single customer represented greater than 10 percent of consolidated revenues and accounts receivable for any of the periods presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness and credit losses have not been significant.

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

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with cost primarily determined under the first-in, first-out method. The Company reviews the components of inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. The Company calculates an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s biologics inventories have an expiration based on shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the reserve for excess and obsolete inventory result in a corresponding increase to cost of revenues and establish a new cost basis for the part. Approximately $11.8 million and $12.9 million of inventory was held at consigned locations as of December 31, 2017 and 2016, respectively.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements and assets acquired under capital leases are amortized over the shorter of their useful lives or the remaining terms of the related leases.

Intangible Assets

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for indicators of impairment. The Company amortizes its intangible assets on a straight-line basis over a one to fifteen-year period.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairment charges in 2017. In 2016, the Company recorded an impairment of intangible assets subject to amortization in the amount of $1.7 million.

Foreign Currency

Due to the sale of the International Business, the Company’s exposure of exchange rate fluctuations in 2017 was insignificant. Prior to the sale of the International Business the Company’s primary functional currency is the U.S. dollar, while the functional currency of the Company’s foreign subsidiaries included the Japanese Yen, the Euro, the Brazilian Real, the British Pound and the Hong Kong Dollar. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded as accumulated other comprehensive income (loss) in stockholders’ (deficit) equity. Net foreign currency gains or (losses) resulting from transactions in currencies other than the functional currencies are included in other income (expense), net and discontinued operations in the accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, the Company recorded an immaterial amount and $0.4 million of net foreign currency losses in continuing operations, respectively.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815 - Derivatives and Hedging as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.  Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The Company estimates liability classified instruments using the Black Scholes model, which requires management to develop assumptions and inputs that have significant impact on such valuations.

The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants from liability to equity, or vice versa.

The Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement transaction that closed on March 29, 2017.  These warrants contain a feature that could require the transfer of cash in the event of a Fundamental Transaction, as defined in such warrants (other than a Fundamental Transaction not approved by the Company’s Board of Directors).  From March 29, 2017, the issuance date, to September 30, 2017, the warrant holders did not control the Company’s Board of Directors, and therefore, since potential future cash settlement was deemed to be within the Company’s control, the warrants were classified in stockholders’ equity in accordance with the authoritative accounting guidance. As described in more detail in Note 10, beginning in Q4 2017, a majority of the Board of Directors was represented by warrant holders, and thus could control a vote on a Fundamental Transaction that could require the Company to transfer cash to settle the warrants. As a result, the warrants were classified as a liability during the period when the warrant holders had control of the Board of Directors, with changes in the fair value recorded in the consolidated statement of operations.

In September 2016, in connection with the Globus Transaction, Deerfield exercised its right to convert all of its then outstanding warrants into shares of the Company's common stock based on the Black-Scholes value of the warrants. The outstanding warrants were converted into 268,614 shares of the Company's common stock. Prior to the conversion, the Company recorded the warrant liability at fair value and adjusted the carrying value of these common stock warrants to their estimated fair value at each reporting date with the increases or decreases in the fair value of such warrants at each reporting date recorded as other income (expense) in the consolidated statements of operations.

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

The Company does not maintain any financial instruments that are considered to be Level 1, Level 2 or Level 3 instruments as of December 31, 2017. Liability classified warrants are within Level 3 of the fair value hierarchy because they are valued using valuation models with significant unobservable inputs. The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and 2017 (in thousands):

Common Stock Warrant Liabilities
Balance at December 31, 2015	$687
Changes in fair value	387
Conversion to common stock	(1,074)
Balance at December 31, 2016	$—
Transfer from equity	29,413
Changes in fair value	(12,044)
Exercises	(2,311)
Transfer to equity	(15,058)
Balance at December 31, 2017	$-

The common stock warrant liabilities were measured at fair value using the Black-Scholes option pricing valuation model. The assumptions used in the Black-Scholes option pricing valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company's historical volatility over the remaining contractual term of the warrants. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities associated with the Deerfield Facility Agreement (described in Note 5 below) was the expected volatility.

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

Product Shipment Cost

Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations. Product shipment costs totaled $2.3 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively.

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

The Company uses a Black-Scholes option pricing valuation model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes option pricing model is affected by the Company’s common stock price on the date of grant as well as assumptions regarding the following:

•

Estimated volatility is a measure of the amount by which the Company’s common stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2017 was based on a weighted-average volatility of its actual historical volatility over a period equal to the expected remaining life of the awards.

•

The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2017, the Company calculated the expected term using a weighted-average term based on historical exercise patterns and the term from option date to full exercise for the options granted within the specified date range.

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

Stock-based awards with market conditions are valued using the Monte Carlo valuation technique which requires management to make significant estimates and assumptions that are not observable from the market. Stock based compensation for awards with both service and market conditions are recognized on a straight line basis over the longer of the derived service period or the requisite service period.

Valuation of Stock Option Awards

The assumptions used to compute the stock-based compensation costs for the stock options granted during the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	2.01%	1.78%
Expected dividend yield	—	—
Weighted average expected life (years)	6.02	5.69
Volatility	79%	78%

Stock-Based Compensation Costs

The compensation cost that has been included in the Company’s consolidated statement of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2017	2016
Cost of revenues	$40	$36
Research and development	127	438
Sales and marketing	480	258
General and administrative	3,255	894
Total	$3,902	$1,626

The amounts provided above include stock-based compensation expense of $0.1 million and $0.2 million during the years ended December 31, 2017 and 2016, respectively, related to the vesting of stock options and awards granted to non-employees under consulting agreements.

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

Net Loss per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, as adjusted for the 1-for-12 reverse stock split, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method, as adjusted for the 1-for-12 reverse stock split. For purposes of this calculation, common stock subject to repurchase by the Company, common stock issuable upon conversion of preferred shares, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted loss per share, as adjusted for the 1-for-12 reverse stock split stock split (in thousands, except per share data):

	Year Ended December 31,
	2017		2016
	Continuing operations	Discontinued operations	Continuing operations	Discontinued operations
Numerator:
Net (loss) income, basic	$(4,540)	$2,246	$(26,301)	$(3,624)
Change in fair value of warrants	$12,044	$-	$-	$-
Net (loss) income, diluted	$(16,584)	$2,246	$(26,301)	$(3,624)
Denominator:
Weighted average common shares outstanding	12,827	12,827	8,646	8,646
Weighted average unvested common shares subject to repurchase	(39)	(39)	(64)	(64)
Weighted average common shares outstanding - basic	12,788	12,788	8,582	8,582
Dilutive impact of warrants	494	494	—	—
Weighted average common shares outstanding - diluted	13,282	13,282	8,582	8,582
Basic net (loss) income per share	$(0.36)	$0.18	$(3.06)	$(0.42)
Diluted net (loss) income per share	$(1.25)	$0.17	$(3.06)	$(0.42)

The anti-dilutive securities not included in diluted net loss per share were as follows, as adjusted for the 1-for-12 reverse stock split (in thousands):

	Year Ended December 31,
	2017	2016
Options to purchase common stock	3,156	604
Warrants to purchase common stock	1,204	8
Series A convertible preferred stock	3,829	—
Unvested restricted stock awards	39	177
	8,228	789

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to revenue recognition. This new standard replaces all current U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance, including all subsequent clarifications, is effective for the Company for annual and interim reporting periods in fiscal years beginning after December 15, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company performed an assessment of the impact of the new standard on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to performance obligations and traced those performance obligations to the standard. The Company assessed the potential impact the change in standard will have on those performance obligations. Based on the Company’s assessment, the overall impact of adoption of the new revenue recognition standard is expected to be immaterial. The Company expects to adoption the standard using the modified retrospective approach where then impact of adoption, if material, will be recorded as a cumulative catch up entry to the beginning retained earnings balance as of January 1, 2018, the date of adoption.

In July 2015, the FASB issued new accounting guidance, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The guidance also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance was effective for the Company for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The adoption, effective January 1, 2017, did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In March 2016, the FASB issued new accounting guidance, which changes several aspects of the accounting for share-based payment award transactions, including accounting and cash flow classification for excess tax benefits and deficiencies, forfeitures, and tax withholding requirements and cash flow classification. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the standard for reporting periods beginning January 1, 2017. The Company elected to keep its policy consistent for the application of a forfeiture rate and, therefore, the adoption of the guidance did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is evaluating the new guidance and has not determined the impact this standards update may have on its consolidated financial statements.

In January 2017, the FASB issued new accounting guidance, which was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company is in the process of evaluating the impact of this guidance on the Company’s consolidated financial statements in connection with the acquisition of SafeOp (Note 14).

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not anticipate that the adoption of ASU 2017-11 will have a material impact on its consolidated financial statements unless a transaction occurs that would need to be evaluated under this guidance at which time the Company will assess the impact of this standard.

3. Balance Sheet Details

Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$15,328	$19,870
Less allowance for doubtful accounts	(506)	(1,358)
Accounts receivables, net	$14,822	$18,512

Inventories, net

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$4,969	$7,301
Work-in-process	502	823
Finished goods	37,933	38,469
	43,404	46,593
Less reserve for excess and obsolete finished goods	(16,112)	(16,500)
Inventories, net	$27,292	$30,093

Property and Equipment, net

Property and equipment consist of the following (in thousands except for useful lives):

	Useful lives	December 31,
	(in years)	2017	2016
Surgical instruments	4	$53,198	$53,095
Machinery and equipment	7	5,503	5,435
Computer equipment	3	3,500	3,511
Office furniture and equipment	5	2,794	2,695
Leasehold improvements	various	1,714	3,467
Construction in progress	n/a	336	445
		67,045	68,648
Less accumulated depreciation and amortization		(54,375)	(53,572)
Property and equipment, net		$12,670	$15,076

Total depreciation expense was $6.6 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance.    Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets

Intangible assets consist of the following (in thousands except for useful lives):

	Remaining Avg. Useful lives	December 31,
	(in years)	2017	2016
Developed product technology	—	$13,876	$13,876
Intellectual property	—	1,004	1,004
License agreements	2	5,738	5,265
Trademarks and trade names	—	732	732
Customer-related	8	7,458	7,458
Distribution network	8	4,027	4,027
		32,835	32,362
Less accumulated amortization		(27,587)	(26,651)
Intangible assets, net		$5,248	$5,711

Total expense related to amortization of intangible assets was $0.9 million and $1.6 million for the years ended December 31, 2017 and 2016, respectively.

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

The future expected amortization expense related to intangible assets as of December 31, 2017 is as follows (in thousands):

Year Ending December 31,
2018	$801
2019	757
2020	756
2021	756
2022	756
Thereafter	1,422
Total	$5,248

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Commissions and sales milestones	$3,360	$4,202
Payroll and payroll related	2,968	2,384
Litigation settlements	4,400	4,400
Globus related accruals	—	3,830
Accrued professional fees	1,484	3,093
Royalties	1,269	1,347
Restructuring and severance accruals	520	1,328
Accrued taxes	246	404
Guaranteed collaboration compensation, current	4,485	2,228
Accrued interest	376	387
Other	3,138	3,986
Total accrued expenses	$22,246	$27,589

4. Discontinued Operations

At the closing of the Globus Transaction, Globus paid the Company $80 million in cash. On September 1, 2016, the Company used approximately $66 million of the consideration received to (i) repay in full all amounts outstanding and due under the Company’s Deerfield Facility Agreement and (ii) repay certain of its outstanding indebtedness under the Company’s Amended Credit Facility with MidCap (described in Note 5 below), in each case, including debt-related costs. Also on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 5, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement.

The following table summarizes the calculation of the gain on sale (in thousands). The Company recorded an adjustment of $104,000 to the purchase price accounting during November 2016.

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

In connection with the Globus Transaction, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company agreed to supply to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, certain intercompany sales transactions have been reported under continuing operations as the Company will have continuing involvement due to future sales to Globus under the Supply Agreement. In connection with the Globus Transaction, Globus received, and fully utilized in 2017, a credit of up to a $2.2 million to be applied against product purchases pursuant to the Supply Agreement during a six-month period commencing one month after the closing of the Globus Transaction, which has been included as a reduction of the consideration received for the sale of the International Business and was recognized as revenue upon fulfilment by the Company of product purchases by Globus.

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

Included in the results of continuing operations for the years ended December 31, 2017 and 2016 are revenues of $0 and $10.3  million, respectively, and cost of revenue of $0 million, $8.9 million, respectively, that represent intercompany transactions that, prior to the Globus Transaction, were eliminated in the Company's consolidated financial statements.

During the year ended December 31, 2017, the Company recorded $14.4 million in revenue and $12.1 million in cost of sales from the Supply Agreement that are included in the continuing operations. During the year ended December 31, 2016, the Company recorded $2.6 million in revenue and $2.3 million in cost of sales from the Supply Agreement that are included in the continuing operations.

In connection with the Globus Transaction, the Company included interest expense of $7.0 million for the year ended December 31, 2016, under the Deerfield Facility Agreement and Amended Credit Facility (as further described in Note 5) in net loss from discontinued operations to the extent these debt facilities were repaid using the proceeds from the Globus Transaction.

The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
Discontinued operations	2017	2016
Revenues	$—	$40,130
Cost of revenues	—	19,381
Amortization of acquired intangible assets	—	1,291
Gross profit	—	19,458
Operating (income) expenses:
Research and development	—	51
Sales and marketing	—	12,980
General and administrative	271	4,846
Amortization of intangible assets	—	622
Restructuring expenses	—	794
Net gain on sale of business	—	(7,935)
Total operating expenses	271	11,358
Operating (loss) income	(271)	8,100
Other income (expense):
Interest expense, net	—	(6,959)
Other income, net	7	1,883
Total other income (expense)	7	(5,076)
(Loss) income from discontinued operations before taxes	(264)	3,024
Income tax (benefit) provision	(2,510)	6,648
Income (loss) from discontinued operations, net of applicable taxes	$2,246	$(3,624)

The following table summarizes the assets and liabilities of discontinued operations as of December 31, 2017 and 2016 related to the International Business (in thousands):

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$127	$159
Inventories, net	—	48
Prepaid expenses and other current assets	4	157
Total current assets of discontinued operations	131	364
Other assets	56	61
Total assets of discontinued operations	$187	$425
Liabilities
Current liabilities:
Accounts payable	$0	$43
Accrued expenses	312	689
Total current liabilities of discontinued operations	312	732
Total liabilities of discontinued operations	$312	$732

Included in the statements of cash flows for the year ended December 31, 2017 and 2016 are the following capital expenditures and non-cash adjustments related to the discontinued operations (in thousands):

	Year ended December 31,
	2017	2016
Depreciation and amortization	$—	$3,836
Provision for excess and obsolete inventory	$—	$151
Capital expenditures	$—	$1,319
Interest expense related to amortization of debt discount and debt issuance costs	$—	$2,052

5. Debt

MidCap Facility Agreement

On August 30, 2013, the Company entered into the Amended Credit Facility, which amended and restated the prior credit facility that we had with MidCap. On September 1, 2016, we entered into a Fifth Amendment to the MidCap Amended Facility Agreement, or the MidCap Fifth Amendment, that: (a) permitted (i) the Globus Transaction, (ii) the release of Alphatec International LLC and Alphatec Pacific, Inc. as credit parties, (iii) the payment in full of all obligations to Deerfield  under the Facility Agreement between us and Deerfield, dated as of March 17, 2014, as amended to date, or the Deerfield Facility Agreement, and (iv) the incurrence of debt under the Globus Facility Agreement and the granting of liens in favor of Globus, (b) reduced the revolving credit commitment to $22.5 million and the term loan commitment to $5 million, and (c) revised the existing financial covenant package, and (d) extended the commitment expiry date from December 31, 2016 to December 31, 2019. In connection with the prepayment of the term loan under the Amended Credit Facility, the Company incurred a prepayment fee of $0.6 million payable to MidCap.

On March 30, 2017, we entered into a Sixth Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2017 to April 2018. On March 8, 2018, the Company entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million effective through March 2019.

As of December 31, 2017, $10.3 million was outstanding under the revolving line of credit and $2.4 million was outstanding under the term loan.

The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At December 31, 2017, the revolving line of credit carried an interest rate of 7.36% and the term loan carries an interest rate of 9.5%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, the Company granted MidCap a security interest in substantially all of its assets, including all accounts receivable and all securities evidencing its interests in its subsidiaries. In addition to monthly payments of interest, monthly repayments of $0.2 million in 2017 and $0.3 million in 2018 through maturity are due, with the remaining principal due upon maturity. At December 31, 2017, $1.2 million remains as unamortized debt discount related to the Amended Credit Facility within the consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

The Amended Credit Facility includes traditional lending and reporting covenants including a liquidity calculation and a fixed charge coverage ratio to be maintained by the Company. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable. The financial covenants of the Amended Credit Facility are not effective until April 2019 (See Note 14). There is no assurance that the Company will be in compliance with the financial covenants of the Amended Credit Facility in the future.

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. At the closing of the Globus Transaction, the Company made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016.  As of December 31, 2017, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining amount outstanding due on September 1, 2021.  The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.  At December 31, 2017, unamortized debt discount related to the Globus Facility Agreement within the consolidated balance sheet was $0.8 million, which will be amortized over the remaining term of the Globus Facility Agreement.

As collateral for the Globus Facility Agreement, the Company granted Globus a first lien security interest in substantially all of its assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis. The Globus Facility Agreement includes traditional lending and reporting covenants including a liquidity calculation and a fixed charge coverage ratio to be maintained by the Company that are consistent with the covenants under the Amended Credit Facility. The financial covenants of the Globus Facility Agreement are not effective until April 2019 (See Note 14). Although the Company was in compliance with the financial covenants in 2017, there is no assurance that the Company will be in compliance with the financial covenants of the Globus Facility Agreement in the future. The Globus Facility Agreement also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Globus’s right to declare all outstanding obligations immediately due and payable.

On March 8, 2018, the Company entered into a Second Amendment to the Globus Facility Agreement to extend the date that the financial covenants of the Globus Facility Agreement are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million effective through March 2019.

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

In February 5, 2016, the Company entered into a Limited Waiver and Second Amendment to the Deerfield Facility Agreement (the “Deerfield Facility Agreement Second Amendment”) with Deerfield. The Deerfield Facility Agreement Second Amendment increased the interest rate under the Facility Agreement from 8.75% per annum to 14.75% per annum. The Deerfield Facility Agreement Second Amendment also changed the date from March 31, 2017 to March 31, 2018. The Second Amendment also contained a waiver of the defaults under the Deerfield Facility Agreement for the fixed charge coverage ratio for the month of January 2016.

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

Other Debt Agreements

The Company has various capital lease arrangements. The leases bear annual interest at rates ranging from 6.8% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through December 2022.

Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
Amended Credit Facility with MidCap	$12,674	$17,873
Globus Facility Agreement	30,000	30,000
Notes payable	200	1,395
Total	42,874	49,268
Add: capital leases (See Note 7)	222	480
Less: debt discount	(2,023)	(3,543)
Total	41,073	46,205
Less: current portion of long-term debt	(3,306)	(3,113)
Total long-term debt, net of current portion	$37,767	$43,092

Principal payments on debt are as follows as of December 31, 2017 (in thousands):

Year Ending December 31,
2018	$4,109
2019	3,423
2020	13,675
2021	21,667
Total	42,874
Add: capital lease principal payments	222
Less: debt discount	(2,023)
Total	41,073
Less: current portion of long-term debt	(3,306)
Long-term debt, net of current portion	$37,767

6. Commitments and Contingencies

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

The Company also leases certain equipment and vehicles under operating leases which expire on various dates through 2018, and certain equipment under capital leases which expire on various dates through 2022.

Future minimum annual lease payments under the Company’s operating and capital leases are as follows (in thousands):

Year ending December 31,	Operating	Capital
2018	$1,679	$105
2019	1,583	37
2020	1,624	37
2021	993	37
2022	—	37
	5,879	253
Less: amount representing interest		(31)
Present value of minimum lease payments		222
Current portion of capital leases		(93)
Capital leases, less current portion		$129

Rent expense under operating leases for the years ended December 31, 2017 and 2016 was $1.3 million and $2.1 million, respectively.

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

As more fully described in Note 14, on February 15, 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California, alleging that certain of the Company’s products infringe, or contribute to the infringement of several NuVasive’s patents. The case is in the very early stages of proceedings, with an order establishing a schedule for the case expected within the next few months.  As of the date of this Annual Report on Form 10-K, the probability of an outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss; therefore, in accordance with Accounting Standards Codification 450, Contingencies, the Company has not recorded an accrual related to this litigation.

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

In October 2017, a competitor of the Company filed a lawsuit against Mr. Miles, the Company’s executive chairman who was a former employee of this competitor. The Company itself was not a named defendant in this lawsuit. However, the Company agreed to indemnify Mr. Miles in connection with this lawsuit, and recorded an expense of $0.1 million during the year ended December 31, 2017.  As of December 31, 2017, the Company did not record any liability in the consolidated balance sheet related to this matter.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or in one instance on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenues. As of December 31, 2017, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $6.5 million through 2022 and beyond.

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

As of December 31, 2017, the Company has made installment payments in the aggregate of $31.8 million, with a remaining unpaid balance of $26.0 million. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

8. Equity

Redeemable preferred stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006.  As of December 31, 2017 and 2016, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class, and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2017 and 2016. The redeemable preferred stock is presented separately from stockholders’ deficit in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share will be reported as a dividend.

Series A Convertible Preferred Stock

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

The following table sets forth the Series A Convertible Preferred Stock converted and outstanding, and the number of common shares issued and issuable upon the conversion of the Series A Convertible Preferred Stock, as of December 31, 2017:

	Series A Convertible Preferred Stock	Converted to Common Shares	Series A Convertible Preferred Stock Outstanding	Number of Common Shares Issued Pursuant to Conversion of Series A Convertible Preferred Stock	Number of Common Shares Issuable Pursuant to Series A Convertible Stock Outstanding
Directors and Officers	3,561	(2,537)	1,024	1,268,499	511,997
Others	11,684	(7,391)	4,293	3,695,203	2,146,673
Total	15,245	(9,928)	5,317	4,963,702	2,658,670

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

Based on the terms of the Common Stock Warrants, the Company may be required to settle such warrants with cash upon a fundamental transaction, as defined. Through October 19, 2017, the holders of Common Stock Warrants did not control the Company’s Board of Directors, and therefore, since potential future cash settlement was deemed to be within the Company’s control, the Common Stock Warrants were classified in stockholders’ equity in accordance with the authoritative accounting guidance. Effective with the appointment of Ward W. Woods (a holder of Common Stock Warrants) to the Company’s board of directors on October 17, 2017, the holders of Common Stock Warrants now represent a majority of the Board of Directors. As a result of this change, the Company was required to re-classify the warrants as a liability in accordance with the authoritative accounting guidance.  On December 29, 2017, two board members who are holders of Common Stock Warrants entered into recusal agreements, pursuant to which they agreed to abstain from voting on any fundamental transaction so long as their Common Stock Warrants are outstanding.  Consequently, the Common Stock Warrants were classified back into the equity section of the consolidated balance sheet as of December 29, 2017. The Company recognized a gain of $12.0 million, representing the reduction of the fair value of the Common Stock Warrants from October 20, 2017 to December 28, 2017, the period for which the Common Stock warrants were classified as a liability on the consolidated balance sheet.

During 2017, the Company received proceeds of approximately $3.3 million in connection with the exercise of approximately 1.7 million of Common Stock Warrants.

December Private Placement

On October 2, 2017, the Company entered into Securities Purchase Agreements (collectively, the “Purchase Agreements”) with accredited investors Patrick Miles and Quentin Blackford (collectively, the “Purchasers”), pursuant to which Messrs. Miles and Blackford have agreed, subject to the satisfaction of customary closing conditions under the Purchase Agreements, to purchase from the Company, collectively, no less than 1,549,116 and as many as 1,769,912 shares of its common stock at a purchase price of $2.26 per share. On December 28, 2017, the Purchase Agreements were executed and the Company issued 1,769,912 shares and warrants to purchase 1,327,434 shares of the Company’s common stock for $5 per share, for total proceeds of $4 million, out of which $300,000 was received in January 2018.

9. Stock Benefit Plans and Stock-Based Compensation

In 2005, the Company adopted its 2005 Employee, Director, and Consultant Stock Plan (the “2005 Plan”). The 2005 Plan expired in April 2016. As of December 31, 2017, there were 0 shares issuable under the 2005 Plan.

In the third quarter of 2016, the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2005 Plan. The 2016 Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. Upon its adoption, the 2016 Plan had 1,083,333 shares of common stock reserved for issuance. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  At December 31, 2017, 449,901 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan will expire in May 2026.

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for such new employee to begin employment with the Company.  As of December 31, 2017 the Inducement Plan had 28,356 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. Under the Inducement Plan, the Company granted $0.8 million of value Performance Restricted Share Units ("PRSUs") in 2016.   The PRSUs will vest in a dollar amount representing between 0% to 250% of the target value upon the earlier of September 14, 2019 or a change in control of the Company. The actual payout amount will be based on the Company’s market capitalization on the vesting date and the fair-market value of the Company’s common stock on such vesting date and will be paid in shares of the Company's common stock.

The 2005 Plan, the 2016 Plan and the Inducement Plan are collectively referred to as the Plans.

Stock Options

A summary of the Company’s stock option activity under the Plans and related information is as follows (in thousands, except as indicated and per share data), as adjusted for the 1-for-12 reverse stock split:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2016	1,155	$12.17	7.75	$—
Granted	2,878	$2.00
Forfeited	(877)	$7.08
Outstanding at December 31, 2017	3,156	$4.31	8.28	$1,841
Options vested and exercisable at December 31, 2017	535	$14.05	4.55	$45
Options vested and expected to vest at December 31, 2017	2,776	$4.59	8.17	$1,573

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2017 and 2016 was $1.36 and $4.43 , respectively. The aggregate intrinsic value of options at December 31, 2017 is based on the Company’s closing stock price on the last business day of 2017 of $2.66 per share.

As of December 31, 2017, there was $3.2 million of unrecognized compensation expense for stock options which is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.3 years.

Restricted Stock Awards and Units

The following table summarizes information about the restricted stock awards, restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data), as adjusted for the 1-for-12 reverse stock split:

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2016	1,092	$7.48	3.02
Awarded	1,517	$2.96
Vested	(258)	$5.07
Forfeited	(351)	$8.90
Unvested at December 31, 2017	2,000	$3.65	2.78

The weighted average fair value per share of awards granted during the years ended December 31, 2017 and 2016 was $2.96 and $5.79, respectively.

As of December 31, 2017, there was $4.8 million of unrecognized compensation expense for restricted stock awards and units which is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.8 years.

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

Based on the closing price of the Company’s common stock on December 31, 2017, the Company has recorded a guaranteed compensation liability of $6.8 million for shares of the Company’s common stock previously issued under the Collaboration Agreement, with $2.2 million payable in 2018 and 2019. The amount payable in 2017 is included in accrued expenses and the amounts payable in 2018 and 2019 are presented under other long-term liabilities in the consolidated balance sheet and represent the cash settlement amounts.  If the Collaborators elect to sell, assign or transfer: (i) more than 20% of the shares issued to the Collaborators prior to the first valuation date; or (ii) any of the Collaborator shares still subject to a lockup after the first valuation date, all of the aforementioned restrictions on transfer and valuation minimums and maximums are null and void.

As of December 31, 2017, the Company has issued 342,356 shares of its common stock under this agreement and recorded an immaterial amount of expenses and $2.1 million in the years ended December 31, 2017 and 2016, respectively, which is included in research and development expenses.

As described in more detail in Note 14, the Company and the Collaborators reached an agreement to settle the Collaboration Agreement in February 2018.

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

As mentioned in Note 8, the Company issued Common Stock Warrants in connection with the private placement financing in March 2017. The warrants have a 5 year term from the issuance date. As of December 31, 2017, warrants to purchase 7,763,582 shares of the Company’s common stock for $2.00 per share and warrants to purchase 471,600 shares of the Company’s common stock for $2.50 per share were outstanding.

As further described in Note 8, in December 2017 the Company issued warrants to Mr. Miles, the Company’s executive chairman, to purchase 1,327,434 shares of the Company’s common stock for $5 per share. The warrants have a five year term. The warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017 because the warrants were immediately vested upon issuance. The following inputs were used to estimate the fair value of warrants issued to Mr. Miles: risk free interest rate of 1.9%, volatility of 99.5%, expected term of 2.3 years and dividend yield of 0%.

2017 Distributor Inducement Plan

In December 2017, the Company adopted the 2017 Distributor Inducement Plan which authorizes the Company’s Chief Executive Officer to issue distributors common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issued with exercise price as the fair market value on the date of issuance. Each warrant and common stock issuance is subject to vesting provision that is either time based and/or net sales based. As of December 31, 2017, 100,000 warrants and 17,000 shares of common stock were issued under the 2017 Distributor Inducement Plan, with 300,000 warrants and 583,000 shares of common stock available to be granted.

In December 2017, the Board of Directors also authorized grant of warrants to purchase 50,000 of the Company’s common stock, and 75,000 restricted stock units to a distributor. These warrants and restricted stock units are subject to time based and net sales based vesting conditions.

None of the outstanding warrants and common stock issuances granted to distributors was vested as of December 31, 2017.

2018 Development Services Plan

          In December 2017, the Company adopted the 2018 Development Services Plan which authorizes the Company’s Executive Chairman to issue the Company’s common stock to reward innovative developmental work. Issuance under the 2018 Development Services Plan will be subject to a vesting provision that is either developmental services based or royalty based, or both.

          As of December 31, 2017, 3,000,000 shares were authorized to be issued under the 2018 Development Services Plan, and none has been issued or vested.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands), as adjusted for the 1-for-12 reverse stock split:

December 31, 2017
Stock options outstanding	3,156
Unvested restricted stock award	2,000
Employee stock purchase plan	411
Series A convertible preferred stock	2,659
Warrants outstanding	9,570
Authorized for future grant under the Plans	478
18,274

10. Income Taxes

The components of the pretax income (loss) from continuing operations are presented in the following table (in thousands):

	Year Ended December 31,
	2017	2016
U.S. Domestic	$(4,536)	$(29,898)
Foreign	(38)	(1,037)
Pretax loss from operations	$(4,574)	$(30,935)

The components of the (benefit) provision for income taxes from continuing operations are presented in the following table (in thousands):

	Year Ended December 31,
	2017	2016
Current income tax (benefit) provision:
Federal	$(102)	$(8)
State	101	72
Foreign	3	—
Total current	2	64
Deferred income tax benefit:
Federal	(36)	(4,269)
State	—	(429)
Total deferred	(36)	(4,698)
Total income tax benefit	$(34)	$(4,634)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations as a result of the following differences:

	December 31,
	2017	2016
Federal statutory rate	(35.0)%	(35.0)%
Adjustments for tax effects of:
State taxes, net	(7.4)%	(1.7)%
Stock-based compensation	16.1%	2.3%
Foreign taxes	1.2%	0.1%
Tax law change	459.1%	—
Fair market value adjustments	(92.1)%	0.4%
Other permanent adjustments	1.3%	0.3%
Tax rate adjustment	(19.1)%	0.3%
Uncertain tax positions	(4.9)%	(0.1)%
Other	21.8%	0.9%
Valuation allowance	(341.8)%	17.5%
Effective income tax rate	(0.8)%	(15.0)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowances and reserves	$259	$705
Accrued expenses	1,808	1,452
Inventory reserves	4,443	7,071
Net operating loss carryforwards	35,975	37,444
Property and equipment	1,249	2,730
Intangible asset	2,046	3,291
Stock-based compensation	1,542	1,766
Legal settlement	6,881	11,494
Goodwill	1,755	3,029
Income tax credit carryforwards	3,326	5,429
Total deferred tax assets	59,284	74,411
Valuation allowance	(44,389)	(58,202)
Total deferred tax assets, net of valuation allowance	14,895	16,209
Deferred tax liabilities:
Investment in foreign partnership	14,859	16,215
Total deferred tax liabilities	14,859	16,215
Net deferred tax assets (liabilities)	$36	$(6)

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2017, a valuation allowance of $44.4 million has been established against the net deferred tax assets as realization is uncertain. During the year ended December 31, 2017 and 2016, valuation allowance decreased by $13.8 and $5.4 million, respectively.

In determining the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company determined that a full valuation allowance should be recorded against its deferred tax assets.

In determining the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three year cumulative pre-tax loss, the Company determined that a full valuation allowance should be recorded against its deferred tax assets.

At December 31, 2017, the Company has unrecognized tax benefits of $4.4 million of which $3.7 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2017	2016
Unrecognized tax benefit at the beginning of the year	9,331	10,359
Additions based on tax positions related to the current year	(1,981)	153
Additions based on tax positions related to the prior year	—	57
Reductions as a result of lapse of applicable statute of limitations	(551)	(184)
Reductions as a result of tax rate changes	(236)	—
Reductions as a result of foreign exchange rates and other	(2,123)	(1,054)
Unrecognized tax benefits at the end of the year	$4,440	$9,331

The Company believes it is reasonably possible it will reduce its unrecognized tax benefits by $0.1 million within the next 12 months.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2013. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. As of December 31, 2017, there were no accrued interest and penalties.  During 2017, there was a decrease of $1.2 million in the accrued interest and penalties related to the uncertain tax positions of the Scient’x operations.

At December 31, 2017, the Company had federal and state net operating loss carryforwards of $120.4 million and $85.2 million, respectively, expiring at various dates beginning in 2018 through 2037. At December 31, 2017, the Company had federal and state research and development tax credit carryforwards of $3.4 million and $3.1 million, respectively. The federal research and development tax credits expire at various dates beginning in 2018 through 2037, while the state credits do not expire. As of December 31 2017, the Company had foreign net operating loss carryforwards of $6.5 million which do not expire. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income.

The Tax Cuts and Jobs Act ("Act") was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, it has made a reasonable estimate of the effects on our existing deferred tax balances.

The Company re-measured certain deferred tax assets and liabilities based on the tax rate at which they are expected to reverse in the future.  However, the Company is still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balance was $21.0 million, which was fully offset by a decrease in our valuation allowance.

The Company recorded a deferred tax benefit for the expected recovery of its minimum tax credits as of December 31, 2017 in the amount of $36 thousand.

Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Internal Revenue Code Section 162(m), the Company is continuing to evaluate the potential impacts of IRC Section 162(m) as amended by the Act.

The one-time transition tax is based on the total post-1986 earnings and profits ("E&P") previously deferred from US income taxes. In aggregate, the Company has a deficit in post-1986 E&P from its foreign subsidiaries. Therefore, the Company did not provide for US income taxes under the Act related to its foreign operations

11. Related Party Transactions

For each of the years ended December 31, 2017 and 2016, the Company incurred costs of less than $0.1 million,  respectively, to Foster Management Company and HealthpointCapital, LLC for travel and administrative expenses. John H. Foster, who was one of the Company's directors until March 2, 2016 is a significant equity holder of HealthpointCapital, LLC, an affiliate of HealthpointCapital Partners, L.P. and HealthpointCapital Partners II, L.P., which are the Company’s principal stockholders.  As of December 31, 2016, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses. There was no outstanding receivable or payable balance with HealhpointCapital as of December 31, 2017.

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

Certain of the Company’s board of directors and senior management participated in the March 2017 Private Placement (Note 8).

Indemnification Agreements

The Company has entered into indemnification agreements with certain of its directors, which are named defendants in the Orthotec litigation matter in New York (See Note 7). The indemnification agreements require the Company to indemnify these individuals to the fullest extent permitted by applicable law and to advance expenses incurred by them in connection with any proceeding against them with respect to which they may be entitled to indemnification by the Company. For the years ended December 31, 2017 and 2016, the Company paid less than $0.1 million in each year in connection with the indemnification obligations of Scient’x and Surgiview, all of which was related to the Orthotec matter. (See Note 7).

12. Retirement Plan

The Company maintains an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may contribute a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit. Additionally, the Company may elect to make matching contributions into the savings plan at its sole discretion of up to 4% of each individual’s compensation. Matching contributions vest after one year of service. The Company’s total contributions to the 401(k) plan were $0.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

13. Restructuring Activities

In connection with the Globus Transaction (described in Note 4), in 2016, the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  The Company had additional headcount reductions in February 2017, and recorded restructuring expenses of $2.2 million for the year ended December 31, 2017, related to severance liability and post-employment benefits. A rollforward of the accrued restructuring liability is presented below (in thousands):

Balance as of January 1, 2017	$1,328
Accrued restructuring charges	2,206
Payments	(3,014)
Balances as of December 31, 2017	$520

All activities and costs are expected to be completed during 2018.

The Company recorded restructuring expenses related to severance and post-employment benefits of $1.9 million in the year ended December 31, 2016, related to its U.S. workforce reduction in connection with the Globus Transaction.

On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred termination benefits, accelerated depreciation, facility closing and other restructuring costs of $0.4 million during the year ended December 31, 2016.

14. Subsequent Event

Acquisition of SafeOp Surgical, Inc.

On March 9, 2018, the Company announced its acquisition of SafeOp Surgical, Inc. (“SafeOp”). Under the term of the definitive merger agreement, the Company paid $15 million in cash, agreed to issued 3,265,132 shares of common stock, issued $3 million of convertible note that are convertible into 931,667 shares of common stock and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share.  An additional 1,330,263 shares of common stock are issuable upon achievement of post-closing milestones.

Private Placement

On March 8, 2018, the Company completed a $39.7 million first close of a $45.2 million private placement of its securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The second close of the private placement is expected to occur within five business days.  The private placement was led by L-5 Healthcare Partners, an institutional investor, and provides for the sale by the Company of approximately 14.3 shares of newly created Series B Convertible Preferred Stock, which are automatically convertible into approximately 14.3 million  shares of common stock (representing a purchase price of $3.15 per common share), upon approval by Alphatec’s stockholders, as required in accordance with the NASDAQ Global Select Market rules. Purchasers also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants will be exercisable following approval by Alphatec stockholders, and will expire five years from the date of such stockholder approval.  Certain directors and executive officers of Alphatec agreed to purchase an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares are convertible into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  The Company paid$15 million of the net proceeds from the private placement fund the cash purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of its product pipeline, and investment in sales and marketing to expand our market presence.

Termination and Settlement of Elite Medical Holdings and Pac 3 Surgical Collaboration Agreement

In February 2018, the Company reached a settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which the Company made a cash payment of $0.4 million as the final and total compensation under the Collaboration and related Amendment.  In addition, the parties agreed to release each other and waive any and all rights and claims arising from the Collaboration Agreement.  The Company expects to record a gain of approximately $6.3 million for the three months ended March 31, 2018, reflecting the reversal of accrued obligations previously recorded under the Collaboration.

Amendments to Credit Agreements

On March 8, 2018, we entered into we entered into a Seventh Amendment to the Amended Credit Facility with MidCap Funding IV, LLC and a Second Amendment to the Globus Facility Agreement to extend the date that the financial covenants of the respective agreements are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019.

Patent Infringement Lawsuit

On February 13, 2018, NuVasive, Inc. filed suit against us in the United States District Court for the Southern District of California, alleging that certain of our products (including components of the Squadron™ Lateral Retractor, the Battalion™ Lateral Spacer and other components of the Battalion™ Lateral System), infringe, or contribute to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (entitled “Surgical access system and related methods”), U.S. Patent No. 8,361,156 (entitled “Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral implant”) (collectively, the “NuVasive Patents”).  NuVasive is seeking unspecified monetary damages and a court injunction against future infringement by us.  We intend to vigorously defend ourselves in this matter, beginning by answering the complaint, denying the allegations and filing counterclaims seeking dismissal of NuVasive’s complaint and a declaration that we have not infringed and currently do not infringe any valid claim of the NuVasive Patents.  In addition, we may also seek the following relief: (i) a declaration that the NuVasive Patents are invalid; (ii) a permanent injunction against NuVasive charging that we have infringed or are infringing the NuVasive Patents; and (iii) costs and reasonable attorneys’ fees.  The case is in the very early stages of proceedings, with an order establishing a schedule for the case expected within the next few months.  As of the date of this Annual Report on Form 10-K, the probability of an outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss; therefore, in accordance with Accounting Standards Codification 450, Contingencies, the Company has not recorded an accrual related to this litigation.