Form 10-Q
period 2018-03-31
Alphatec Holdings, Inc.
filed 2018-05-11
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒ As of May 1, 2018, there were 27,185,355 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash	$47,645	$22,466
Accounts receivable, net	11,960	14,822
Inventories, net	28,872	27,292
Prepaid expenses and other current assets	1,986	1,767
Current assets of discontinued operations	269	131
Total current assets	90,732	66,478
Property and equipment, net	11,549	12,670
Goodwill	14,346	—
Intangibles, net	26,514	5,248
Other assets	137	208
Noncurrent assets of discontinued operations	58	56
Total assets	$143,336	$84,660
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,769	$3,878
Accrued expenses	23,368	22,246
Current portion of long-term debt	6,891	3,306
Current liabilities of discontinued operations	467	312
Total current liabilities	34,495	29,742
Long-term debt, less current portion	34,665	37,767
Other long-term liabilities	19,000	20,206
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2018 and December 31, 2017; 3,319 shares issued and outstanding at both March 31, 2018 and December 31, 2017	23,603	23,603
Commitments and contingencies
Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at March 31, 2018 and December 31, 2017, respectively; 4 shares issued and outstanding at March 31, 2018	—	—
Series B convertible preferred stock, $0.0001 par value; 45 and 0 shares authorized at March 31, 2018 and December 31, 2017, respectively; 45 shares issued and outstanding at March 31, 2018	—	—
Common stock, $0.0001 par value; 200,000 authorized at March 31, 2018 and December 31, 2017; 25,549 and 19,857 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Treasury stock, at cost, 2 shares, at both March 31, 2018 and December 31, 2017	(97)	(97)
Additional paid-in capital	496,972	436,803
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,071	1,093
Accumulated deficit	(461,375)	(459,459)
Total stockholders’ equity (deficit)	31,573	(26,658)
Total liabilities and stockholders’ equity (deficit)	$143,336	$84,660

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$21,307	$27,978
Cost of revenues	7,737	11,199
Gross profit	13,570	16,779
Operating expenses:
Research and development	1,786	1,449
Sales and marketing	10,060	11,103
General and administrative	6,442	6,223
Amortization of intangible assets	177	172
Transaction-related expenses	1,542	—
Gain on settlement	(6,168)	—
Restructuring expenses	398	1,231
Total operating expenses	14,237	20,178
Operating loss	(667)	(3,399)
Other income (expense):
Interest expense, net	(1,707)	(1,981)
Other income (expense), net	62	5
Total other income (expense)	(1,645)	(1,976)
Loss from continuing operations before taxes	(2,312)	(5,375)
Income tax (benefit) provision	(458)	49
Loss from continuing operations	(1,854)	(5,424)
Loss from discontinued operations, net of applicable taxes	(62)	(91)
Net loss	$(1,916)	$(5,515)
Net loss per share, basic and diluted:
Continuing operations	$(0.09)	$(0.60)
Discontinued operations	$(0.00)	$(0.01)
Net loss per share, basic and diluted	$(0.09)	$(0.61)
Shares used in calculating basic and diluted net loss per share	21,212	9,005

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(1,916)	$(5,515)
Foreign currency translation adjustments related to continuing operations	(22)	190
Foreign currency translation adjustments related to discontinued operations	—	—
Comprehensive loss	$(1,938)	$(5,325)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,916)	$(5,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,886	1,868
Stock-based compensation	619	808
Amortization of debt discount and debt issuance costs	589	717
Provision for doubtful accounts	55	12
Provision for excess and obsolete inventory	1,345	306
Deferred income tax expense	31	—
Gain on settlement	(6,168)	—
Loss on disposal of instruments	(131)	—
Other non-cash items	—	994
Changes in operating assets and liabilities:
Accounts receivable, net	2,846	4,356
Inventories, net	(2,733)	(254)
Prepaid expenses and other current assets	(217)	1,958
Other assets	37	291
Accounts payable	(192)	(5,725)
Accrued expenses and other	(258)	(5,867)
Other long-term liabilities	(1,071)	—
Deferred revenues	(22)	—
Net cash used in operating activities	(5,300)	(6,051)
Investing activities:
Purchases of property and equipment	(410)	(1,977)
Cash paid for acquisition of SafeOp Surgical, Inc.	(13,844)	—
Cash received from sale of equipment	172	—
Net cash used in investing activities	(14,082)	(1,977)
Financing activities:
Borrowings under lines of credit	22,433	24,195
Repayments under lines of credit	(24,178)	(26,426)
Principal payments on capital lease obligations	(31)	(159)
Proceeds from sale of stock, net	47,259	17,472
Principal payments on notes payable and term loan	(900)	(1,325)
Net cash provided by financing activities	44,583	13,757
Effect of exchange rate changes on cash	(22)	96
Net increase in cash	25,179	5,825
Cash at beginning of period, including discontinued operations	22,466	19,752
Cash at end of period, including discontinued operations	$47,645	$25,577
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,092	$1,277
Cash paid for income taxes	$6	$198
Transaction related expenses in accounts payable	$542	$—
Purchases of property and equipment in accounts payable	$515	$3,650

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”) and SafeOp Surgical, Inc. (“SafeOp”), is a medical technology company focused on the design, development and promotion of products for the surgical treatment of spine disorders. The Company has a comprehensive product portfolio and pipeline that addresses the cervical, thoracolumbar and intervertebral regions of the spine and covers a variety of spinal disorders and surgical procedures. The Company’s principal product offerings are focused on the U.S. market for fusion-based spinal disorder solutions.

On March 6, 2018, the Company and its newly-created wholly-owned subsidiary, Safari Merger Sub, Inc. (“Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SafeOp, a Delaware corporation, certain Key Stockholders of SafeOp and a Stockholder Representative. The Merger Agreement provides for a reverse triangular merger (the “Merger”), which was consummated on March 8, 2018, in which Sub was merged into SafeOp, with SafeOp being the surviving corporation and a wholly-owned subsidiary of the Company. See Note 8 for further information.

On September 1, 2016, the Company completed the sale of its international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), including the Company’s wholly-owned subsidiaries in Japan, Brazil, Australia and Singapore and substantially all of the assets of the Company’s other sales operations in the United Kingdom and Italy (collectively, the “International Business”), pursuant to a purchase and sale agreement, dated as of July 25, 2016 (as amended, the “Purchase and Sale Agreement”) (the “Globus Transaction”). As a result of the Globus Transaction, the International Business has been excluded from continuing operations for all periods presented in this Quarterly Report on Form 10-Q and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business. The Company operates in one reportable business segment.  The sale of the International Business represented a strategic shift and had a significant impact on the Company's operations and financial results.

Recent Developments

In March 2018, the Company entered into financing transactions to raise an aggregate of $50 million, including a $45.2 million private placement of Series B Convertible Preferred Stock and warrants exercisable for common stock (the “2018 Private Placement”), and a warrant exercise agreement with a holder of an existing warrant for aggregate consideration of $4.8 million. The 2018 Private Placement was led by L-5 Healthcare Partners, LLC, a healthcare-dedicated institutional investor, and included certain of the Company’s directors and executive officers, as well as other new and existing institutional and independent investors.  The Company used a portion of the net proceeds from the 2018 Private Placement and warrant exercise to fund the $15.1 million cash portion of the purchase price for SafeOp, of which $13.8 million was paid during the three months ended March 31, 2018, and expects to use the remainder for general corporate purposes including the integration of next-generation neuromonitoring solutions, advancement of its product pipeline, and investment in sales and marketing to expand its market presence. See Note 10 for further information.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 9, 2018.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future periods.

The Company’s annual operating plan projects that its existing working capital at March 31, 2018 of $56.2 million (including cash of $47.6 million) which includes the gross proceeds of $48.6 million received as of March 31, 2018 from the equity offering that closed on March 8, 2018 (see Note 10) as well as the amendments to its debt facilities (see Note 5), allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued.

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

As more fully described in Note 5, the Company is a party to debt agreements with MidCap Funding IV, LLC and Globus (the “Debt Agreements”).  The Debt Agreements include traditional lending and reporting covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio, beginning in April 2019.  Should at any time the Company fail to maintain compliance with this covenant, the Company will need to seek waivers or amendments to the Debt Agreements. If the Company is unable to secure such waivers or amendments, it may be required to classify its obligations under the Debt Agreements in current liabilities on its consolidated balance sheet. The Company may also be required to repay all or a portion of outstanding indebtedness under the Debt Agreements, which may require the Company to obtain further financing.  There is no assurance that the Company will be able to obtain further financing, or do so on reasonable terms.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2018. Except as discussed below, these accounting policies have not significantly changed during the three months ended March 31, 2018.

Revenue Recognition

The Company recognizes revenue from license and collaboration agreements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company derives its revenues primarily from the sale of spinal surgery implants used in the treatment of spine disorders. The Company sells its products primarily through its direct sales force and independent distributors. Revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Transfer of control generally occurs when the Company receives the written acknowledgment that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title to such product.

The Company’s accounts receivable generally have net 30 day payment terms. The Company generally does not allow returns of products that have been delivered. The Company offers standard quality assurance warranty on its products. As of March 31, 2018, accounts receivable related to products and services were $12.0 million. For the three months ended March 31, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of March 31, 2018.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.  As of March 31, 2018, all warrants are classified within stockholders’ equity. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Transaction-related Expenses

The Company expensed certain costs related to the SafeOp acquisition, which primarily include third-party advisory and legal fees.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of March 31, 2018. The fair value of the contingent consideration liability assumed in the SafeOp acquisition is recorded as part of the purchase price consideration of the acquisition. The contingent consideration related to the SafeOp acquisition is classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 (in thousands):

Level 3 Liability
Balance at January 1, 2018	$—
Contingent consideration liability recorded upon acquisition of SafeOp	3,200
Change in fair value measurement	—
Balance at March 31, 2018	$3,200

The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities of achieving the related milestones and the discount rate.  Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively.  Any necessary fair value adjustments to the contingent consideration liability will be assessed at each reporting date and recorded through operating expenses in the consolidated statement of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively “ASU 2014-09”). ASU 2014-09 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under ASC 605. The adoption of ASU 2014-09 did not have a material cumulative impact on the Company’s consolidated financial statements as of January 1, 2018.

In August 2016, the FASB issued new accounting guidance, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The adoption did not have a material cumulative impact on the Company’s consolidated financial statements.

In January 2017, the FASB  issued ASU No. 2017-01, Clarifying the Definition of a Business, which was created to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance provides a screen to determine whether an integrated set of assets and activities is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company followed this guidance for its acquisition of SafeOp during the first quarter of 2018, which was deemed to qualify as a business.

In May 2017, the FASB recently issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  The adoption did not have a material cumulative impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company early adopted the guidance in conjunction with the 2018 Private Placement.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's consolidated balance sheet for real estate operating leases.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is in the process of determining the impacts the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable	$12,013	$15,328
Allowance for doubtful accounts	(53)	(506)
Accounts receivable, net	$11,960	$14,822

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$5,961	$4,969
Work-in-process	791	502
Finished goods	38,854	37,933
	45,606	43,404
Less reserve for excess and obsolete finished goods	(16,734)	(16,112)
Inventories, net	$28,872	$27,292

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2018	December 31, 2017
Surgical instruments	4	$52,460	$53,198
Machinery and equipment	7	6,012	5,503
Computer equipment	3	3,540	3,500
Office furniture and equipment	5	2,829	2,794
Leasehold improvements	various	1,714	1,714
Construction in progress	n/a	70	336
		66,625	67,045
Less accumulated depreciation and amortization		(55,076)	(54,375)
Property and equipment, net		$11,549	$12,670

Total depreciation expense was $1.5 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.  At both March 31, 2018 and December 31, 2017, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

In conjunction with the acquisition of SafeOp during the three months ended March 31, 2018, the Company recorded a total of $21.6 million of new intangible assets. See Note 8 for further information regarding the acquisition. Intangible assets, net consist of the following (in thousands except as indicated):

	Remaining Avg. Useful lives (in years)	March 31, 2018	December 31, 2017
Developed technology	8	$26,975	$13,876
Intellectual property	—	1,004	1,004
License agreements	1	5,738	5,738
Trademarks and trade names	—	792	732
Customer-related	2	7,458	7,458
Distribution network	4	4,027	4,027
In process research and development	—	8,400	—
		54,394	32,835
Less accumulated amortization		(27,880)	(27,587)
Intangible assets, net		$26,514	$5,248

Total amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

Future amortization expense related to intangible assets as of March 31, 2018 is as follows (in thousands):

Year Ending December 31,
Remainder of 2018	$1,043
2019	1,426
2020	1,411
2021	1,411
2022	1,411
Thereafter	19,812
$26,514

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Commissions and sales milestones	$3,435	$3,360
Payroll and payroll related	2,653	2,968
Litigation settlements	4,400	4,400
Accrued professional fees	2,566	1,484
Royalties	1,139	1,269
Restructuring and severance accruals	539	520
Accrued taxes	286	246
Guaranteed collaboration compensation, current	—	4,485
Accrued interest	377	376
Acquisition related - contingent consideration	3,200
Other	4,773	3,138
Total accrued expenses	$23,368	$22,246

4. Discontinued Operations

In connection with the Globus Transaction, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement.

Included in the results of continuing operations for the three months ended March 31, 2017 are revenues of $4.5 million and cost of revenue of $3.8 million from the Supply Agreement. During the three months ended March 31, 2018, the Company recorded $2.1 million in revenue and $2.0 million in cost of revenue from the Supply Agreement in continuing operations. The Company recorded $0.1 million in general and administrative expenses pertaining to discontinued operations on the Company’s condensed consolidated statements of operations and comprehensive loss for both the three months ended March 31, 2018 and 2017.

In addition, on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 5, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement, as amended.

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and a term loan commitment up to $5 million.  As of March 31, 2018, $8.4 million was outstanding under the revolving line of credit and $1.5 million was outstanding under the term loan.

The term loan interest rate is priced at the London Interbank Offered Rate ("LIBOR") plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate is priced at LIBOR plus 6.0%, reset monthly. At March 31, 2018, the revolving line of credit carried an interest rate of 7.66% and the term loan carried an interest rate of 9.66%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, the Company granted MidCap first lien on accounts receivable and related assets. In addition to monthly payments of interest, monthly repayments of $0.3 million in 2018 are due through the maturity date in August 2018, with the remaining principal due on the maturity date. At March 31, 2018, $1.3 million remains as unamortized debt discount related to the Amended Credit Facility within the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

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

On March 8, 2018, the Company entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 2019. The Company was in compliance with the covenants under the Amended Credit Facility at March 31, 2018.

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus loaned the Company $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. As of March 31, 2018, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting in September 2018, with a final payment of the remaining outstanding principal and interest due on September 1, 2021.  The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.  At March 31, 2018, the unamortized debt discount related to the Globus Facility Agreement within the condensed consolidated balance sheet was $0.7 million, which will be amortized over the remaining term of the Globus Facility Agreement.

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

On March 8, 2018, the Company entered into a Second Amendment to the Globus Facility Agreement to extend the date that the financial covenants of the Globus Facility Agreement are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 2019.  The Company was in compliance with the covenants under the Globus Facility Agreement at March 31, 2018.

Principal payments on the Company's debt are as follows as of March 31, 2018 (in thousands):

Year Ending December 31,
Remainder of 2018	$6,502
2019	3,423
2020	3,380
2021	21,667
2022 and thereafter	8,424
Total	43,396
Add: capital lease principal payments	192
Less: unamortized debt discount and debt issuance costs	(2,032)
Total	41,556
Less: current portion of long-term debt	(6,891)
Long-term debt, net of current portion	$34,665

6. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2018. The leases bear interest at rates ranging from 6.40% to 7.64% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment and vehicles under operating leases which expire on various dates through 2022. Future minimum annual lease payments under such leases are as follows as of March 31, 2018 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2018	$1,276	$70
2019	1,645	37
2020	1,688	37
2021	1,009	37
2022 and thereafter	—	37
	$5,618	218
Less: amount representing interest		(26)
Present value of minimum lease payments		192
Current portion of capital leases		(70)
Capital leases, less current portion		$122

Rent expense under operating leases for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.4 million, respectively.

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period.  The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company’s consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

On February 13, 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California, alleging that certain of the Company’s products (including components of the Squadron™ Lateral Retractor, the Battalion™ Lateral Spacer and other components of the Battalion™ Lateral System), infringe, or contribute to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (entitled “Surgical access system and related methods”), U.S. Patent No. 8,361,156 (entitled “Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral Implant”) (collectively, the “NuVasive Patents”).  NuVasive is seeking unspecified monetary damages and a court injunction against future infringement by the Company.

On March 8, 2018, the Company moved to dismiss NuVasive’s claims of infringement of its design patents on the grounds that those allegations fail to state a cognizable legal claim.  On April 12, 2018, the Court took the motion under submission without oral argument.  On March 26, 2018, NuVasive moved for a preliminary injunction, which, on March 27, 2018, the Court denied without prejudice for failure to comply with the Court’s chambers rules.  On April 5, 2018, NuVasive again moved for a preliminary injunction.  The Company’s response to that motion is due on or before May 17, 2018, and the parties currently are engaged in limited discovery regarding the motion.  A hearing on the motion is set for June 21, 2018, at which time the Court also will conduct its initial case management conference.

The Company believes that the allegations lack merit and intends to vigorously defend itself against all claims asserted and may assert its own counterclaims.  In addition, the Company may also seek the following relief: (i) a declaration that the NuVasive Patents are invalid and/or that the Company does not infringe any valid claim of the NuVasive Patents; (ii) a permanent injunction against NuVasive charging that the Company has infringed or is infringing the NuVasive Patents; and (iii) costs and reasonable attorneys’ fees.  It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with authoritative accounting guidance, the Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

In October 2017, a competitor of the Company filed a lawsuit against Mr. Miles, the Company’s executive chairman who was a former employee of this competitor. The Company itself was not a named defendant in this lawsuit. However, the Company agreed to indemnify Mr. Miles in connection with this lawsuit, and recorded an expense of $0.1 million during the year ended December 31, 2017.  As of March 31, 2018, the Company has not recorded any liability in the consolidated balance sheet related to this matter.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenues. As of March 31, 2018, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $6.1 million through 2022 and beyond.

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

As of March 31, 2018, the Company has made installment payments in the aggregate of $32.9 million, with a remaining outstanding balance of $24.9 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provided for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

8. Acquisition of SafeOp Surgical, Inc.

On March 9, 2018, the Company announced its acquisition of SafeOp, a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment. SafeOp currently produces the EPAD ™ neuromonitoring device which entered the market in late 2016 (“EPAD”). SafeOp’s EPAD device is based upon somatosensory evoked potential (“SSEP”), technology and is an FDA 510(k) - cleared device designed to allow ongoing monitoring of critical nerve function. The EPAD seeks to automate SSEP’s where brain activity resulting from touch is measured, thereby eliminating the need for a technician or other neuromonitoring specialist. SafeOp is developing a product that will allow for both free run and triggered specific recording of muscle activity, also known as Electromyography (“EMG”). The Company expects to receive FDA approval for SafeOp’s EMG technology in late 2018 to complement the SSEP solution. In addition to expanding the Company’s market presence in lateral spine surgery, the Company believes that the SafeOp solution will allow it to integrate neuromonitoring into its broader product portfolio and accelerate the transition to procedural integration of the entire portfolio.

The Merger was accounted for using the acquisition method of accounting. The following unaudited pro forma results of operations assume that the Company acquired SafeOp on January 1, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenue	$21,335	$28,024
Loss from continuing operations	(2,682)	(6,656)
Net loss	$(2,744)	$(6,747)
Net loss per share, basic and diluted	$(0.11)	$(0.46)

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of SafeOp been effective on January 1, 2018 or 2017, respectively or of the Company’s future results of operations.

The results of operations for SafeOp have been included in the Company’s financial results since the acquisition date. For the three months ended March 31, 2018, the Company’s total net revenues were not materially impacted from the Merger and net loss increased by $0.2 million due to SafeOp’s operating expenses.

Under the term of the definitive merger agreement, the Company agreed to pay $15.1 million in cash and agreed to issue 3,265,132 shares of common stock. On March 9, 2018 the Company paid $13.8 million in cash consideration, and expects to pay the remaining $1.3 million during the second quarter of 2018.  On March 8, 2018, the Company issued 2,975,209 shares of common stock valued at $9.8 million, based on the closing share price of $3.30, and expects to issue the additional shares during the second quarter of 2018.

The Company also issued $3 million in convertible notes that are convertible into a total of 987,578 shares, which includes total expected interest to be incurred, of common stock and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share.  An additional 1,330,263 shares of common stock are issuable upon achievement of post-closing milestones.

The total purchase price is presented below (in thousands):

Cash paid and payable	$15,103
Common stock issued and issuable	10,756
Note	3,000
Warrants	1,650
Contingent Consideration	3,200
Total	$33,709

The Company has measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired includes the EPAD tradename, in-process research and development (“IPR&D”) for the EMG technology, and the developed technology for SSEP. The fair value of the EPAD tradename was determined to be $60,000 with an estimated useful life of one year. The IPR&D for the EMG technology is considered to have an indefinite life until the development is completed (i.e. once FDA clearance is obtained), at which point the Company will determine the intangible asset’s estimate useful life. The developed SSEP technology has an estimated fair value of $13.1 million with an estimated useful life of 20 years.

Due to the short time frame since the acquisition date, the Company recorded the net tangible and intangible assets acquired and liabilities assumed based upon the preliminary valuation. The preliminary valuations, along with the Company’s estimates and assumptions, are subject to change within the measurement period (not to exceed one year).  The primary areas of the preliminary purchase price allocation still in process relate to the fair values of assets acquired and liabilities assumed including: IPR&D, EPAD tradename and developed SSEP technology and related deferred tax consequences.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values, is as follows (in thousands):

Assets acquired:
Accounts receivable	$40
Inventory	192
Prepaid expenses and other current assets	89
Total current assets	$321
Property and equipment, net	20
Other long-term assets	5
IPR&D	8,400
EPAD Tradename	60
Developed Technology	13,100
Total assets	$21,906
Liabilities assumed:
Accounts payable	$54
Accrued expenses	148
Deferred tax liability	2,341
Total liabilities	$2,543
Goodwill	14,346
Total consideration transferred	$33,709

The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from SafeOp.  As a result, the Company recorded goodwill in connection with the Merger. Specifically, the goodwill recorded as part of the Merger includes the assembled workforce and synergies associated with the combined entity. The goodwill is not expected to be deductible for tax purposes.

As a result of the Merger, for the three months ended March 31, 2018, the Company incurred $1.5 million in total transaction costs which, in accordance with authoritative accounting guidance, were expensed as incurred.

The Company agreed to issue additional shares of common stock for up to $4.3 million upon achievement of post-closing milestones (the “Contingent Consideration”). The first milestone includes payment of up to $1.4 million 10 days after submission of an application for Regulatory Approval (as that term is defined in the Merger agreement) for an indication for regulatory clearance for use of a product that includes specifically recording of muscle activity (EMG). The second milestone includes a payment of up to $2.9 million 10 days after the receipt Regulatory Approval from any Regulatory Authority (as those terms are defined in the Merger agreement) for an indication for use of a product that includes specifically EMG. The Contingent Consideration is recorded as a liability and measured at fair value using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones. The material factors that may impact the fair value of the Contingent Consideration, and therefore, this liability, are the probabilities of achieving the related milestones and the discount rate.  Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively.  The fair value of the Contingent Consideration, and the associated liability relating to the Contingent Consideration at each reporting date, will be re-assessed with the changes in fair value reflected in earnings.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Loss from continuing operations	$(1,854)	$(5,424)
Loss from discontinued operations	(62)	(91)
Net loss	$(1,916)	$(5,515)
Denominator:
Weighted average common shares outstanding	21,212	9,089
Weighted average unvested common shares subject to repurchase	—	(84)
Weighted average common shares outstanding—basic and diluted	21,212	9,005
Net loss per share, basic and diluted:
Continuing operations	$(0.09)	$(0.60)
Discontinued operations	$(0.00)	$(0.01)
Net loss per share, basic and diluted	$(0.09)	$(0.61)

The anti-dilutive securities not included in diluted net loss per share were as follows calculated on a weighted average basis (in thousands):

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	316	1,164
Unvested restricted share awards	—	84
Series A Convertible Preferred Stock	2,505	7,622
Series B Convertible Preferred Stock	5,045	—
Convertible Notes	238	—
Warrants to purchase common stock	4,874	9,440
	12,978	18,310

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for such new employee to begin employment with the Company.  The Inducement Plan currently has 3,150,000 shares of common stock reserved for issuance.  Equity awards under the Inducement Plan may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Equity Incentive Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million.

Total stock-based compensation for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenues	$22	$3
Research and development	(116)	311
Sales and marketing	111	73
General and administrative	602	421
Total	$619	$808

The negative stock-based compensation expense recorded within the Company’s research and development expense is a result of the revaluation of the Company’s Elite Medical Holdings and Pac 3 Surgical Collaboration liability of a decrease of $0.2 million. The agreement and subsequent termination are described further in Note 11.

Shares Reserved For Future Issuance

As of March 31, 2018, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

March 31, 2018
Stock options outstanding	3,180
Unvested restricted stock award	2,034
Employee stock purchase plan	411
Series A convertible preferred stock	2,022
Series B convertible preferred stock	14,349
Convertible Notes	988
Warrants outstanding	23,182
Merger shares issuable	290
Merger contingently issuable	1,330
Authorized for future grant under the Plans	439
48,225

Series A Convertible Preferred Stock

On March 22, 2017, the Company entered into the Securities Purchase Agreement with certain institutional and accredited investors, including certain directors, executive officers and employees of the Company (collectively, the “Purchasers”), providing for the sale by the Company of 1,809,628 shares of the Company’s common stock at a purchase price of $2.00 per share (the “Common Shares”), 15,245 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share (which shares are convertible into approximately 7,622,372 shares of common stock, and were initially subject to limitations on conversion prior to the approval by the Company’s stockholders (“2017 Stockholder Approval”) as required in accordance with the NASDAQ listing rules), and warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “2017 Common Stock Warrants”), in a private placement (the “2017 Private Placement”). The 2017 Common Stock Warrants became exercisable following 2017 Stockholder Approval, are subject to certain ownership limitations, and expire five years after June 15, 2017, the date 2017 Stockholder Approval was received.

The Series A Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. Except as otherwise required by law, the holders of Series A Convertible Preferred Stock have no right to vote on matters submitted to a vote of the Company’s stockholders. Without the prior written consent of 75% of the outstanding shares of Series A Convertible Preferred Stock, the Company may not: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred Stock, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. In the event of the dissolution and winding up of the Company, the proceeds available for distribution to the Company’s stockholders shall be distributed pari passu among the holders of the shares of common stock and Series A Convertible Preferred Stock, pro rata based upon the number of shares held by each such holder, as if the outstanding shares of Series A Convertible Preferred Stock were convertible, and were converted, into shares of common stock.

During the three months ended March 31, 2018, 1,274 shares of Series A Preferred Stock were converted into 636,997 shares of common stock. As of March 31, 2018, there were 4,043 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 2,021,673 shares of Common Stock.

In conjunction with the 2017 Private Placement, the Company also issued warrants to purchase common stock to the exclusive placement agents for the issuance (“the 2017 Banker Warrants”). The warrants were for the purchase of up to an aggregate of 471,600 shares of the Company’s common stock with substantially the same terms as the 2017 Common Stock

Warrants, except that they have an exercise price equal $2.50 per share.  During the three months ended March 31, 2018, 304,182 of the 2017 Banker Warrants were exercised for total cash proceeds upon exercise of $0.8 million during the quarter. A total of 167,418 of the 2017 Banker Warrants remained outstanding as of March 31, 2018.

The 2017 Private Placement, including the issuance of the 2017 Banker Warrants, closed on March 29, 2017, with aggregate gross proceeds to the Company of approximately $18.9 million.

2017 Common Stock Warrants

The 2017 Common Stock Warrants, are exercisable for cash. The exercise price of the 2017 Common Stock Warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders.

Prior to exercise, holders of the 2017 Common Stock Warrants do not have any of the rights of holders of the common stock purchasable upon exercise, including voting rights; however, the holders of the 2017 Common Stock Warrants have certain rights to participate in distributions or dividends paid on the Company’s common stock to the extent set forth in the 2017 Common Stock Warrants.

The 2017 Common Stock Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

If the Company effects a fundamental transaction, then upon any subsequent exercise of any 2017 Common Stock Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the 2017 Common Stock Warrants were exercisable immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction (other than a fundamental transaction not approved by the Company’s Board of Directors), the Company or any successor entity shall, at the holder’s option, purchase the holder’s 2017 Common Stock Warrants for an amount of cash equal to the value of the 2017 Common Stock Warrants as determined in accordance with the Black Scholes option pricing model. A fundamental transaction as described in the 2017 Common Stock Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

Based on the terms of the 2017 Common Stock Warrants, the Company may be required to settle such warrants with cash upon a fundamental transaction, as defined. Through October 19, 2017, the holders of 2017 Common Stock Warrants did not control the Company’s Board of Directors, and therefore, since potential future cash settlement was deemed to be within the Company’s control, the 2017 Common Stock Warrants were classified in stockholders’ equity in accordance with the authoritative accounting guidance. Effective with the appointment of Ward W. Woods (a holder of 2017 Common Stock Warrants) to the Company’s board of directors on October 17, 2017, the holders of 2017 Common Stock Warrants now represent a majority of the Board of Directors. As a result of this change, the Company was required to re-classify the warrants as a liability in accordance with the authoritative accounting guidance.  On December 29, 2017, two board members who are holders of 2017 Common Stock Warrants entered into recusal agreements, pursuant to which they agreed to abstain from voting on any fundamental transaction so long as their 2017 Common Stock Warrants are outstanding.  Consequently, the 2017 Common Stock Warrants were re-classified into the equity section of the consolidated balance sheet as of December 29, 2017 and remain in equity as of March 31, 2018.

In conjunction with the 2018 Private Placement described further below, a holder of 2.4 million 2017 Common Stock Warrant Holder exercised 1.7 million 2017 Common Stock Warrants at the original exercise price of $2.00 per warrant in exchange for the additional issuance of warrants in conjunction with the 2018 Private Placement. As a result of the warrant exercise, the Company received gross proceeds of $3.4 million on March 8, 2018 and expects to receive additional gross proceeds of up to $1.4 million from the exercise of the holder’s remaining 0.7 million 2017 Common Stock Warrant shares.

During the three months ended March 31, 2018, excluding the $3.4 million described above, the Company received proceeds of approximately $0.9 million in connection with the exercise of approximately 0.4 million of 2017 Common Stock Warrants. As of March 31, 2018, there were 6,007,090 2017 Common Stock Warrants outstanding.

2018 Private Placement and Series B Convertible Preferred Stock

On March 8, 2018, the Company completed the 2018 Private Placement to certain institutional and accredited investors, including certain directors and executive officers of the Company, at a purchase price of $1,000 per share, 45,200 of newly designated Series B Convertible Preferred Stock, which shares of preferred stock will be converted into 12,617,857 shares (subject to adjustment as described below and in the Certificate of Designations) of the Company’s common stock upon approval by the Company’s stockholders (“2018 Stockholder Approval”), and warrants to purchase up to 12,196,851 shares of common stock at an exercise price of $3.50 per share (the “2018 Common Stock Warrants”). The 2018 Common Stock Warrants will become exercisable following 2018 Stockholder Approval, are subject to certain ownership limitations in certain cases, and expire five years after the date of such 2018 Stockholder Approval. The gross proceeds from the 2018 Private Placement were approximately $45.2 million.

A total of 45,200 shares of Series B Convertible Preferred Stock are authorized for issuance under a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on March 8, 2018 in connection with the closing of the 2018 Private Placement. Each share of Series B Convertible Preferred Stock has a stated value of $1,000 and is convertible into approximately 317 shares of common stock. Until the date that 2018 Stockholder Approval is obtained, the Purchasers will be unable to convert their shares of Series B Convertible Preferred Stock into common stock, in accordance with the NASDAQ Global Select Market rules and regulations. Upon 2018 Stockholder Approval, the shares of Series B Convertible Preferred Stock will automatically convert into shares of common stock.

The Series B Convertible Preferred Stock will be entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities.

The initial conversion price of $3.15 is subject to appropriate adjustment in the event of a stock split, stock dividend, combination, reclassification or other recapitalization affecting the common stock. In addition, until the date that is one year from the effective date of the resale registration statement filed in connection with the 2018 Private Placement, the conversion price is also subject to full ratchet anti-dilution protection in the event the Company issues securities at an effective price less than the initial conversion price, subject to certain exceptions. If the Company’s stockholders do not approve the conversion of the Series B Convertible Preferred Stock, the shares of Series B Convertible Preferred Stock will not become convertible, and will remain outstanding in accordance with the terms of the Certificate of Designation.

Except as otherwise required by law, the holders of Series B Convertible Preferred Stock will have no right to vote on matters submitted to a vote of the Company’s stockholders. Without the prior written consent of 75% of the outstanding shares of Series B Convertible Preferred Stock, however, the Company may not: (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Convertible Preferred Stock, (c) increase the number of authorized shares of Series B Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. In the event of the dissolution and winding up of the Company, the proceeds available for distribution to the Company’s stockholders shall be distributed pari passu among the holders of the shares of common stock and Series B Convertible Preferred Stock, pro rata based upon the number of shares held by each such holder, as if the outstanding shares of Series B Convertible Preferred Stock were convertible, and were converted, into shares of common stock.

2018 Common Stock Warrants

The 2018 Common Stock Warrants, are exercisable for cash or by cashless exercise. The exercise price of the 2018 Common Stock Warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders.

Prior to the exercise, holders of the 2018 Common Stock Warrants do not have any of the rights of holders of the common stock purchasable upon exercise, including voting rights; however, the holders of the 2018 Common Stock Warrants have certain rights to participate in distributions or dividends paid on the Company’s common stock to the extent set forth in the 2018 Common Stock Warrants.

Some of the 2018 Common Stock Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

If the Company effects a fundamental transaction, then upon any subsequent exercise of any 2018 Common Stock Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the 2018 Common Stock Warrants were exercisable immediately prior to such fundamental transaction. A fundamental transaction as described in the 2018 Common Stock Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

In addition to the 12,196,851 warrants issued in the 2018 Private Placement, the Company issued 1,275,000 warrants to an existing holder with identical terms to the 2018 Common Stock Warrants, including the exercise price of $3.50.

All the 2018 Common Stock Warrants were deemed to qualify for equity classification under authoritative accounting guidance.

A summary of all outstanding warrants is as follows:

	Number of Warrants	Strike Price
2017 Common Stock Warrants	6,007,090	$2.00
2017 Banker Warrants	167,418	$2.50
2018 Common Stock Warrants	13,471,851	$3.50
Merger Warrants	2,200,000	$3.50
Executive	1,327,434	$5.00
Other	7,812	$19.20
Total	23,181,605

2017 Distributor Inducement Plan

In December 2017, the Company adopted the 2017 Distributor Inducement Plan which authorizes the Company’s Chief Executive Officer to issue to distributors common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issued with exercise price equal to the fair market value of the common stock on the date of issuance. Each warrant and common stock issuance is subject to a time-based or net sales-based vesting provision. As of March 31, 2018, 0.2 million warrants and 17,000 shares of common stock were issued under the 2017 Distributor Inducement Plan. Total expense for the plan was immaterial for the three months ended March 31, 2018.

In December 2017, the Board of Directors also authorized grant of warrants to purchase 50,000 of the Company’s common stock, and 75,000 restricted stock units to a distributor. These warrants and restricted stock units are subject to time based and net sales based vesting conditions.

11. Termination and Settlement of Elite Medical Holdings and Pac 3 Surgical Collaboration Agreement

In February 2018, the Company reached a settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which the Company made a cash payment of $0.4 million as the final and total compensation under the original agreement.  In addition, the parties agreed to release each other and waive any and all rights and claims arising from the original agreement.  The Company recorded a gain of approximately $6.2 million for the three months ended March 31, 2018, reflecting the reversal of accrued obligations previously recorded under the collaboration.

12. Income Taxes

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

The unrecognized tax benefits at March 31, 2018 and December 31, 2017 were $4.4 million for both periods, with no changes occurring during the quarter. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

The income tax benefit from continuing operations for the three months ended March 31, 2018 consists primarily of a release of the valuation allowance due to an increase in net deferred tax liabilities recorded as a result of the acquisition of SafeOp. The Company’s effective tax rate of 19.8%  for the three months ended March 31, 2018 differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance related to the SafeOp acquisition, as noted above.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  The Company has estimated its provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  The Company’s estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions made by the Company, and additional regulatory guidance that may be issued.

13. Related Party Transactions

For the three months ended March 31, 2018 and 2017, respectively, the Company incurred expenses of less than $0.1 million related to HealthpointCapital, LLC. As of March 31, 2018, the Company also had a liability of less than $0.1 million payable to HealthpointCapital, LLC for travel and administrative expenses.

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

Certain of the Company’s board of directors and senior management participated in the March 2017 and 2018 Private Placements.

14. Restructuring

In connection with the Globus Transaction (described in Note 4), the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  The Company had additional headcount reductions in February 2017, and recorded restructuring expenses of $0.4 million for the three months ended March 31, 2018, related to severance liability and post-employment benefits. A rollforward of the accrued restructuring liability is presented below (in thousands):

Balance as of January 1, 2018	$520
Accrued restructuring charges	398
Payments	(379)
Balance as of March 31, 2018	$539

All activities and costs are expected to be completed during 2018.

On July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility. The Company incurred expenses of $1.2 million during the three months ended March 31, 2017, related to these restructuring activities. There was no expense attributed to this transaction for the three months ended March 31, 2018.

15. Subsequent events

During the second quarter 2018, an additional 1.6 million 2017 Common Stock Warrants were exercised for total cash proceeds of $3.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 9, 2018. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a medical technology company focused on the design, development, and advancement of products for better surgical treatment of spinal disorders. Our mission is to become the most respected, fastest growing U.S. spine company, by providing innovative, spine surgery solutions through our relentless pursuit of superior outcomes. We have a broad product portfolio designed to address the majority of U.S. market for fusion-based spinal disorder solutions.  We intend to drive growth by exploiting our collective spine experience and investing in the research and development to continually differentiate our solutions and improve spine surgery. We believe our future success will be fueled by introducing market-shifting innovation to the spine market, and we believe that we are well-positioned to capitalize on current spine market dynamics.

We market and sell our products in the U.S. through a network of independent distributors and direct sales representatives. An objective of our new leadership team is to deliver increasingly consistent, predictable growth.  To accomplish this, we intend to partner more closely with our distributors to create a more dedicated and loyal sales channel for the future. We further intend to eliminate stocking distributors and transition preexisting distributor relationships to more dedicated, non-competitive partnerships.  We also plan to add new, high-quality dedicated distributors to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the U.S., as well as better penetrate existing accounts and territories.

We have made significant progress in the transition of our distribution channel since early 2017, driving the percent of sales contributed by dedicated agents and distributors from less than 15% in the first quarter of 2017 to nearly 50% in the first quarter of 2018.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned distributors are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Between late 2016 and today, we have assembled a spine-experienced team that we believe can execute our vision for long-term growth, including the recent appointments of Patrick Miles as our Chairman and Chief Executive Officer; Dr. Luiz Pimenta as our Chief Medical Officer; Kelli Howell as our Executive Vice President of Clinical Strategies; Lance DeNardin as Area Vice President, West; Michael Dendinger as Vice President of Operations; Scott Lish as Vice President of Development; Dr. Richard O’Brien as Chief Medical Officer, SafeOp Surgical; Robert Snow as Chief Marketing Officer, SafeOp Surgical; Chris Brown as Vice President, Sales, SafeOp Surgical. Collectively, the Alphatec executive leadership team has over 150 years of combined spine-experience.

We have also reconstituted our Board of Directors since late 2016, adding significant spine industry and capital markets expertise.

Recent Developments

In March 2018, we entered into financing transactions to raise an aggregate of $50 million, through a $45.2 million private placement of Series B Convertible Preferred Stock and warrants exercisable for common stock, and a warrant exercise agreement with a holder of an existing warrant for an aggregate consideration of $4.8 million. The private placement was led by L-5 Healthcare Partners, LLC, a healthcare-dedicated institutional investor, and included certain of our directors and executive officers, as well as other new and existing institutional and independent investors.  We used a portion of the net proceeds from the private placement and warrant exercise to fund the $13.8 million paid during the three months ended March 31, 2018 of the total $15.1 million cash portion of the purchase price for SafeOp, a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment. With the full integration of SafeOp’s technology, we expect to be able to introduce an unprecedented level of neuromonitoring and intraoperative nerve safety to the spine market in early 2019.  SafeOp’s patented technology has been designed to enable both nerve avoidance and nerve health assessment to prevent the risk of nerve injury that is widely associated with direct lateral spine fusion surgery. We expect to use the remainder of the financing for general corporate purposes including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

Sale of International Business

On September 1, 2016, we completed the sale of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan, Brazil, Australia, China and Singapore and substantially all of the assets of our other sales operations in the United Kingdom and Italy, (“International Business”), to an affiliate of Globus (“Globus Transaction”). Following the closing of the Globus Transaction, we now operate in the U.S. market only and are prohibited from marketing and selling our products in foreign markets pursuant to the terms and conditions, and for the time periods, set forth in the definitive documents related to the Globus Transaction.

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

Transaction related expenses. Reflects the recognition of transaction expense incurred as part of the SafeOp acquisition.

Gain on Settlement. Gain on Settlement consists of a gain of approximately $6.2 million for the three months ended March 31, 2018 for the settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which we made a cash payment of $0.4 million as the final and total compensation under the Collaboration and related Amendment.  The gain reflects the reversal of accrued obligations previously recorded under the Collaboration.

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

Income tax benefit. Income tax benefit from continuing operations primarily consists of release of the valuation allowance from the SafeOp acquisition, partially offset by state taxes.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from newly implemented accounting policies related to revenues discussed below and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2018 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

Revenue Recognition

The Company recognizes revenue from license and collaboration agreements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future. The amounts included for the three months ended March 31, 2018 reflects results from our newly acquired subsidiary from the period of March 9, 2018 through March 31, 2018.

	Three Months Ended March 31,
	2018	2017
Revenues	$21,307	$27,978
Cost of revenues	7,737	11,199
Gross profit	13,570	16,779
Operating expenses:
Research and development	1,786	1,449
Sales and marketing	10,060	11,103
General and administrative	6,442	6,223
Amortization of intangible assets	177	172
Transaction-related expenses	1,542	—
Gain on settlement	(6,168)	—
Restructuring expenses	398	1,231
Total operating expenses	14,237	20,178
Operating loss	(667)	(3,399)
Other income (expense):
Interest expense, net	(1,707)	(1,981)
Other income (expense), net	62	5
Total other income (expense)	(1,645)	(1,976)
Loss from continuing operations before taxes	(2,312)	(5,375)
Income tax (benefit) provision	(458)	49
Loss from continuing operations	(1,854)	(5,424)
Loss from discontinued operations, net of applicable taxes	(62)	(91)
Net loss	$(1,916)	$(5,515)

	Three Months Ended
	March 31,
	2018	2017
Revenues by source
U.S. commercial revenue	$19,201	$23,437
Other	2,106	4,541
Total revenues	$21,307	$27,978

Gross profit by source
U.S. commercial revenue	$13,432	$16,268
Other	138	511
Total gross profit	$13,570	$16,779

Gross profit margin by source
U.S. commercial revenue	70.0%	69.4%
Other	6.6%	11.3%
Total gross profit margin	63.7%	60.0%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues. Revenues were $21.3 million for the three months ended March 31, 2018 compared to $28.0 million for the three months ended March 31, 2017, representing a decrease of $6.7 million, or 23.9%.

U.S. commercial revenues were $19.2 million for the three months ended March 31, 2018 compared to $23.4 million for the three months ended March 31, 2017, representing a decrease of $4.2 million or 17.9%. The decreases in revenue were attributed primarily to the Company’s decision to exit the stocking distributor model and terminate distributor relationships that are not representative of our long-term business and rebranding strategy, and transition to dedicated distribution partners.  While our U.S. commercial revenue declined in the first quarter of 2018, revenues from dedicated distribution partners and agents increased to nearly 50% in the first quarter of 2018, from less than 13% in the first quarter of 2017.

Other revenues were $2.1 million for the three months ended March 31, 2018 compared to $4.5 million for the three months ended March 31, 2017, representing a decrease of $2.4 million. This decrease was attributed to a reduction in sales volumes under our supply agreement with Globus, pursuant to which we supply Alphatec products for their international customers. We expect these revenues to decrease over the next several quarters, as Globus continues to register its own products in international markets.

Cost of revenues. Cost of revenues was $7.7 million for the three months ended March 31, 2018 compared to $11.2 million for the three months ended March 31, 2017, representing a decrease of $3.5 million, or 31.3%.

Cost of U.S. Commercial revenues for the three months ended March 31, 2018 was $5.7 million compared to $7.2 million for the three months ended March 31, 2017, representing a decrease of $1.5 million, or 20.8%. These decreases are attributable to lower sales volumes, decreased fixed manufacturing overhead costs, continued optimization of our supply chain, and cost reductions we have achieved from key suppliers.

Cost of other revenues, which are primarily attributed to sales to Globus under the Supply Agreement, were $2.0 million for the three months ended March 31, 2018 compared to $4.0 million for the three months ended March 31, 2017. This decrease was primarily attributed to lower sales volumes in the first quarter of 2018 as compared to the same period in 2017.

Gross profit. Gross profit was $13.6 million for the three months ended March 31, 2018 compared to $16.8 million for the three months ended March 31, 2017, representing a decrease of $3.2 million, or 19.0%.

Gross profit margin from U.S. commercial revenues was 70.0% for the three months ended March 31, 2018 compared to 69.4% for the three months ended.  This increase is attributable to decreased fixed manufacturing overhead costs, continued optimization of our supply chain, and cost reductions we have achieved from key suppliers.

Gross profit margin from other revenues was 6.6% for the three months ended March 31, 2018 compared to 11.3% for the three months ended March 31, 2017.  The decrease in gross margin was primarily related to the impact of fixed minimum royalty costs and product mix.

Research and development expense. Research and development expenses were $1.8 million for the three months ended March 31, 2018 compared to $1.4 million for the three months ended March 31, 2017. This increase was primarily related to an increase of personnel related costs, as well as an overall increase in product development initiatives as we expand our product pipeline. We expect our research and development expenses may increase in future periods as we hire additional engineering and development talent, continue to invest in our product pipeline, and integrate the SafeOp technology into our product portfolio.

Sales and marketing expense. Sales and marketing expense was $10.1 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017, representing a decrease of $1.0 million, or 9.0%. The decrease was the result of a reduction in personnel and related expenses due to headcount reductions ($0.4 million), and lower commission expense due to lower revenues ($0.7 million). We expect our sales and marketing expenses to increase in absolute dollars in line with expected increases in our revenues.

General and administrative expense. General and administrative expense was relatively stable at $6.4 million for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017. We expect to see general and administrative expenses to increase moderately over the course of 2018 related to enhanced clinical development initiatives, SafeOp integration, legal and transaction support.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the three months ended March 31, 2018 and for the three months ended March 31, 2017. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction related expenses. Transaction-related expenses are attributed advisory and legal fees and other transaction costs incurred in connection with the SafeOp acquisition.

Gain on Settlement. In February 2018, we reached a settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which we made a cash payment of $0.4 million as the final and total compensation under the Collaboration and related Amendment.  In addition, the parties agreed to release each other and waive any and all rights and claims arising from the Collaboration Agreement.  We recorded a gain of approximately $6.2 million for the three months ended March 31, 2018, reflecting the reversal of accrued obligations previously recorded under the Collaboration.

Restructuring expense.  Restructuring expense was $0.4 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2018, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team. As a result of these initiatives, we reduced headcount from 163 employees as of December 31, 2016 to 141 employees at December 31, 2017, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Interest expense, net. Interest expense, net, was $1.7 million  for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017 representing a decrease of $0.3 million, primarily due to lower principal balances for our term loans.

Income tax benefit. The income tax provision in continuing operations was a benefit of $0.5 million for the three months ended March 31, 2018 compared to an expense of less than $0.1 million for the three months ended March 31, 2017.  The 2018 income tax benefit from continuing operations primarily consists of the release of the valuation allowance regarding the SafeOp acquisition, partially offset by state taxes. The 2017 income tax expense from continuing operations consisted of state taxes. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, we are required to allocate the provision or benefit for income taxes between continuing operations and discontinued operations.

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including our private placement in March 2018 (“2018 Private Placement”). As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. At March 31, 2018, our principal sources of liquidity consisted of cash of $47.6 million and accounts receivable (net) of $12.0 million.  We believe that our current available cash, combined with proceeds from the March 2018 Private Placement and draws on our revolving credit facility, will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

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

On March 8, 2018, we completed the $45.2 million 2018 Private Placement of our securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The 2018 Private Placement was led by L-5 Healthcare Partners, an institutional investor, and provides for the sale by the Company of approximately 45,200 shares of newly created Series B Convertible Preferred Stock, which are automatically convertible into approximately 12,617,857 shares of common stock (representing a purchase price of $3.15 per common share), upon approval by Alphatec’s stockholders, as required in accordance with the NASDAQ Global Select Market rules. Purchasers in the 2018 Private Placement also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants will be exercisable following approval by Alphatec stockholders, and will expire 5 years from the date of such stockholder approval.  Certain of our directors and executive officers purchased an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares are convertible into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  We paid $13.8 million of the net proceeds from the 2018 Private Placement fund a portion of the cash portion of the purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of March 31, 2018.

Amended Credit Facility and Other Debt

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and a term loan commitment up to $5 million.  As of March 31, 2018, $8.4 million was outstanding under the revolving line of credit and $1.5 million was outstanding under the term loan.

On March 8, 2018, we entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019. The Company was in compliance with the covenants under the Amended Credit Facility at March 31, 2018.

The term loan interest rate is priced at the London Interbank Offered Rate (“LIBOR”), plus 8.0%, subject to a 9.5% floor, and the revolving line of credit interest rate remains priced at LIBOR plus 6.0%, reset monthly. At March 31, 2018, the revolving line of credit carried an interest rate of 7.66% and the term loan carried an interest rate of 9.66%. The borrowing base is determined, from time to time, based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, the Company granted MidCap first lien on accounts receivable and related assets. In addition to monthly payments of interest, monthly repayments of $0.3 million through maturity are due in August 2018, with the remaining principal due upon maturity.  The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of March 31, 2018, the outstanding balance under the Globus Facility Agreement was $30.0 million, which becomes due and payable in quarterly payments of $0.8 million starting September 2018 and the final payment due on September 2, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter. On March 8, 2018, we entered into a Second Amendment to the Globus Facility Agreement to extend the date that the financial covenants of the Globus Facility Agreement are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019.

As collateral for the Globus Facility Agreement, we granted Globus a first lien security interest in substantially all of our assets, other than accounts receivable and related assets, which will secure the Globus Facility Agreement on a second lien basis.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.6% to 9.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through December 2022. As of March 31, 2018, the balance of these capital leases, net of interest totaled $0.1 million.

As of March 31, 2018, we have made $32.9 million in Orthotec settlement payments and there remains an aggregate $24.9 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $5.3 million from operating activities for the three months ended March 31, 2018. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, and interest expense related to amortization of debt discount and issuance costs of $3.7 million and working capital and other assets used cash of $1.6 million.

Investing Activities

We used cash of $14.1 million in investing activities for the three months ended March 31, 2018, primarily for the acquisition of SafeOp of a net amount of $13.8 million and the purchase of surgical instruments of $0.4 million, net of $0.2 million of cash received from sale of instruments.

Financing Activities

Financing activities provided net cash of $44.6 million for the three months ended March 31, 2018, primarily attributable to the 2018 Private Placement, which provided net cash proceeds of $47.3 million.  Under the MidCap Amended Credit Facility, we made net payments of $1.7 million during the three months ended March 31, 2018. We also made principal payments on notes payable and capital leases totaling $0.9 million in the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter
Amended Credit Facility with MidCap	$10,629	$1,604	$—	$600	$—	$8,425	$—
Facility Agreement with Globus	30,000	1,667	3,333	3,333	21,667	—	—
Convertible note - SafeOp	3,000	3,000	—	—	—	—	—
Interest expense	19,085	3,801	5,404	4,924	3,492	1,464	—
Notes payable for software licenses	180	43	90	47	—	—	—
Notes payable for insurance premiums	313	313	—	—	—	—	—
Capital lease obligations	218	70	37	37	37	37	—
Operating lease obligations	5,618	1,276	1,645	1,688	1,009	—	—
Litigation settlement obligations	29,235	4,322	5,559	5,321	4,668	4,814	4,551
Guaranteed minimum royalty obligations and SafeOp Purchase Commitments	9,302	4,106	981	943	918	918	1,436
New product development milestones (1)	600	—	200	—	200	—	200
Total	$108,180	$20,202	$17,249	$16,893	$31,991	$15,658	$6,187

(1)

This commitment represents payments in cash, and is subject to attaining certain sales milestones, development milestones such as U.S. Food and Drug Administration approval, product design and functionality testing requirements, which we believe are reasonably likely to be achieved during the period from 2017 through 2020.

Real Property Leases

In January 2016, we entered into a lease agreement (“the Building Lease”) for office, engineering, and research and development space in Carlsbad, California with the lease term through July 31, 2021. Under the Building Lease our monthly rent payable is approximately $105,000 during the first year and increases by approximately $3,000 each year thereafter.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to revenue recognition discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 9, 2018.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Interest Rate Risk

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2018, our outstanding floating rate indebtedness totaled $39.4 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million. Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Globus Facility Agreement, notes payable and capital leases.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 6 for further information regarding the NuVasive, Inc. litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 9, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company’s issuance of common stock or securities convertible or exercisable for common stock in the 2018 Private Placement and the Merger are exempt from the registration requirements of the Securities Act, and the common stock securities convertible or exercisable for common stock issued in the 2018 Private Placement and the Merger were offered and sold without registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering, as well as similar exemptions under applicable state securities laws, in reliance upon the following facts: no general solicitation was used in the offer or sale of such securities; the recipients of the securities had adequate access to information about the Company; each recipient of such securities represented its acquisition thereof as principal for its own account and its lack of any arrangements or understandings regarding the distribution of such securities; each recipient of such securities represented its capability of evaluating the merits of an investment in the Company’s securities due to its knowledge, sophistication and experience in business and financial matters; and such securities were issued as restricted securities with restricted legends referring to the Securities Act. No such securities may be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements. No statement in this document or the attached exhibits is an offer to purchase or sell or a solicitation of an offer to sell or buy the Company’s securities, and no offer, solicitation or sale will be made in any jurisdiction in which such offer, solicitation or sale is unlawful.

Issuer Purchases of Equity Securities

Under the terms of our 2016 Equity Incentive Plan and our Amended and Restated 2005 Employee, Director and Consultant Stock Plan, as amended, which we refer to collectively as the Stock Plans, and prior to the expiration of the Stock Plans in May 2026, we are permitted to award shares of restricted stock to our employees, directors and consultants. These shares of restricted stock are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s employment, directorship or consulting relationship with us terminates prior to the end of the vesting period. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares. Repurchased shares are returned to the Stock Plan and are available for future awards under the terms of the Stock Plan.  There were no shares of common stock repurchased during the quarter ended March 31, 2018.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger dated as of March  6, 2018, among Alphatec Holdings, Inc., Safari Merger Sub, Inc., SafeOp Surgical, Inc., the stockholders of the Company identified as Key Stockholders therein and Safari Holding Company, LLC, solely in its capacity as Stockholder Representative(1)

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Alphatec Holdings, Inc. (1)

4.1	Form of Private Offering Warrant(1)

4.2	Form of Merger Warrant(1)

4.3	Amended and Restated Registration Rights Agreement(2)

10.1	Securities Purchase Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto(1)

10.2	Form of Support Agreement(1)

10.3	Form of Note(1)

10.4	Warrant Exercise Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and Armistice Capital Master Fund, Ltd. (1)

10.5

Seventh Amendment to Credit, Security and Guaranty Agreement, dated as of March  8, 2018, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (1)

10.6	Amended and Restated Revolving Loan Note, dated March 8, 2018, with MidCap Funding IV Trust(1)

10.7

Second Amendment to Credit, Security and Guaranty Agreement dated as of March  8, 2018, with Globus Medic, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (1)

10.8	Amended and Restated Term Note, dated March 8, 2018, with Globus Medical, Inc. (1)

10.9	Fourth Amendment to the Alphatec Holdings, Inc. 2016 Employment Inducement Award Plan, dated March 6, 2018. (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months eEnded March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	Incorporated by reference to Alphatec Holdings, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2018.
(2)	Incorporated by reference to Alphatec Holdings, Inc.'s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 16, 2018.

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

Date: May 11, 2018