Form 10-Q
period 2018-09-30
Alphatec Holdings, Inc.
filed 2018-11-09
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of October 31, 2018, there were 43,212,606 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash	$35,111	$22,466
Accounts receivable, net	12,204	14,822
Inventories, net	28,988	27,292
Prepaid expenses and other current assets	1,530	1,767
Current assets of discontinued operations	246	131
Total current assets	78,079	66,478
Property and equipment, net	12,295	12,670
Goodwill	14,469	—
Intangibles, net	26,345	5,248
Other assets	223	208
Noncurrent assets of discontinued operations	54	56
Total assets	$131,465	$84,660
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,642	$3,878
Accrued expenses	20,897	22,246
Current portion of long-term debt	6,186	3,306
Current liabilities of discontinued operations	419	312
Total current liabilities	33,144	29,742
Long-term debt, less current portion	34,285	37,767
Other long-term liabilities	16,220	20,206
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2018 and December 31, 2017; 3,319 shares issued and outstanding at both September 30, 2018 and December 31, 2017	23,603	23,603
Commitments and contingencies
Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at September 30, 2018 and December 31, 2017, respectively; 4 shares issued and outstanding at September 30, 2018	—	—
Series B convertible preferred stock, $0.0001 par value; 45 and 0 shares authorized at September 30, 2018 and December 31, 2017, respectively; 0 shares issued and outstanding at September 30, 2018	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2018 and December 31, 2017; 43,153 and 19,857 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4	2
Treasury stock, at cost, 2 shares, at both September 30, 2018 and December 31, 2017	(97)	(97)
Additional paid-in capital	506,078	436,803
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,034	1,093
Accumulated deficit	(477,806)	(459,459)
Total stockholders’ equity (deficit)	24,213	(26,658)
Total liabilities and stockholders’ equity (deficit)	$131,465	$84,660

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$23,002	$23,099	$66,351	$75,456
Cost of revenues	8,088	8,587	23,597	28,417
Gross profit	14,914	14,512	42,754	47,039
Operating expenses:
Research and development	3,157	1,044	6,952	3,483
Sales and marketing	10,956	10,015	31,689	31,416
General and administrative	7,914	4,403	22,171	15,977
Amortization of intangible assets	187	172	551	516
Transaction-related expenses	66	—	1,546	—
Gain on settlement	—	—	(6,168)	—
Restructuring expenses	167	139	758	1,898
Gain on sale of assets	—	—	—	(856)
Total operating expenses	22,447	15,773	57,499	52,434
Operating loss	(7,533)	(1,261)	(14,745)	(5,395)
Interest and other expense, net	(1,754)	(1,822)	(5,183)	(5,677)
Loss from continuing operations before taxes	(9,287)	(3,083)	(19,928)	(11,072)
Income tax (benefit) provision	26	(7)	(1,697)	57
Loss from continuing operations	(9,313)	(3,076)	(18,231)	(11,129)
Loss from discontinued operations, net of applicable taxes	(42)	(61)	(116)	(220)
Net loss	$(9,355)	$(3,137)	$(18,347)	$(11,349)
Net loss per share, basic and diluted:
Continuing operations	$(0.22)	$(0.22)	$(0.56)	$(0.98)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.56)	$(1.00)
Shares used in calculating basic and diluted net loss per share	42,497	13,938	32,658	11,349

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(9,355)	$(3,137)	$(18,347)	$(11,349)
Foreign currency translation adjustments related to continuing operations	(47)	207	(59)	155
Comprehensive loss	$(9,402)	$(2,930)	$(18,406)	$(11,194)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(18,347)	$(11,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,066	5,536
Stock-based compensation	3,442	1,669
Amortization of debt discount and debt issuance costs	1,571	2,107
Provision for doubtful accounts	131	(145)
Provision for excess and obsolete inventory	1,612	1,640
Deferred income tax expense	(1,227)	(1)
Gain on settlement	(6,168)	—
Gain on sale of assets	—	(856)
(Gain) loss on disposal of instruments	(275)	1,043
Accretion to contingent consideration	646	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,527	5,354
Inventories, net	(3,117)	(1,294)
Prepaid expenses and other current assets	589	2,745
Other assets	(48)	297
Accounts payable	922	(3,597)
Accrued expenses and other	(316)	(11,552)
Other long-term liabilities	(3,267)	—
Deferred revenue	(261)	289
Net cash used in operating activities	(16,520)	(8,114)
Investing activities:
Purchases of property and equipment	(3,297)	(7,185)
Cash paid for acquisition of SafeOp Surgical, Inc.	(15,103)	—
Cash paid for acquisition of intangible assets	(150)	—
Cash received from sale of equipment	348	869
Net cash used in investing activities	(18,202)	(6,316)
Financing activities:
Borrowings under lines of credit	67,804	70,547
Repayments under lines of credit	(68,581)	(74,056)
Principal payments on capital lease obligations	(87)	(353)
Proceeds from sale of stock, net	51,554	17,210
Principal payments on term loan	(3,275)	(3,328)
Net cash provided by financing activities	47,415	10,020
Effect of exchange rate changes on cash	(48)	254
Net increase (decrease) in cash	12,645	(4,156)
Cash at beginning of period, including discontinued operations	22,466	19,593
Cash at end of period, including discontinued operations	$35,111	$15,437
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,387	$3,568
Cash paid for income taxes	$109	$90
Purchases of property and equipment in accounts payable	$1,277	$2,240
Common stock issued for acquisition of intangible assets	$—	$473

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”) and SafeOp Surgical, Inc. (“SafeOp”), is a medical technology company that designs, develops, and markets technology for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company's mission is to improve lives by providing innovative spine surgery solutions through the relentless pursuit of superior outcomes. The Company markets its products in the U.S. via independent sales agents and a direct sales force. The Company operates in one reportable business segment.

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

On September 1, 2016, the Company completed the sale of its international distribution operations and agreements (collectively, the “International Business”) to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”). As a result of this transaction, the International Business has been excluded from continuing operations for all periods presented in this Quarterly Report on Form 10-Q and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business.

Recent Developments

In March 2018, the Company entered into financing transactions to raise an aggregate of $50 million, including a $45.2 million private placement of Series B Convertible Preferred Stock and warrants exercisable for common stock (the “2018 Private Placement”), and a warrant exercise agreement with a holder of an existing warrant for aggregate consideration of $4.8 million. On May 17, 2018, the Company’s stockholders approved the 2018 Private Placement and the shares of Series B Convertible Preferred Stock automatically converted into 14,349,236 shares of common stock. The 2018 Private Placement was led by L-5 Healthcare Partners, LLC, a healthcare-dedicated institutional investor, and included certain of the Company’s directors and executive officers, as well as other new and existing institutional and independent investors.  The Company used a portion of the net proceeds from the 2018 Private Placement and warrant exercise to fund the $15.1 million cash portion of the purchase price for SafeOp, and expects to use the remainder for general corporate purposes including the integration of next-generation neuromonitoring solutions, advancement of its product pipeline, and investment in sales and marketing to expand its market presence. See Note 11 for further information.

In November 2018, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Squadron Medical Finance Solutions LLC (“Squadron”) for a $35.0 million secured term loan (the “Term Loan”). The majority of the proceeds of the Term Loan were used to retire the Company’s existing $29.2 million term debt with Globus.  See Note 16 for further information.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future periods.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

The Company’s annual operating plan projects that its existing working capital at September 30, 2018 of $44.9 million (including cash of $35.1 million) which includes the net proceeds of $51.6 million received as of September 30, 2018 from the equity offering that closed on March 8, 2018 (see Note 11), warrant and stock option exercises, as well as the amendments to its debt facilities (see Note 5), allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued.

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

As more fully described in Note 5, the Company is a party to debt agreements with MidCap Funding IV, LLC (“MidCap”) (the “Debt Agreement”).  The Debt Agreement includes traditional lending and reporting covenants, including a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio. On November 6, 2018, the Company entered into an Eighth Amendment to the MidCap Facility (the “MidCap Amendment”) to extend the date that the financial covenants of the MidCap Facility are effective from April 2019 to April 2020, and extended the minimum liquidity covenant through March 2020. Should at any time the Company fail to maintain compliance with this covenant, the Company will need to seek a waiver or amendment to the Debt Agreement. If the Company is unable to secure such a waiver or amendment, it may be required to classify its obligations under the Debt Agreement in current liabilities on its consolidated balance sheet. The Company may also be required to repay all or a portion of outstanding indebtedness under the Debt Agreement, which may require the Company to obtain further financing.  There is no assurance that the Company will be able to obtain further financing, or do so on reasonable terms.

Reclassification

Certain amounts in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 have been reclassified to conform to the current period's presentation. None of the adjustments had any effect on the prior period cash flow totals.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2018. Except as discussed below, these accounting policies have not changed during the nine months ended September 30, 2018.

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

The Company’s accounts receivable generally have net 30 day payment terms. The Company generally does not allow returns of products that have been delivered. The Company offers standard quality assurance warranty on its products. As of September 30, 2018, accounts receivable related to products and services were $12.2 million. For the three and nine months ended September 30, 2018, the Company had no material bad debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of September 30, 2018.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.  As of September 30, 2018, all warrants are classified within stockholders’ equity. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of September 30, 2018. The fair value of the contingent consideration liability assumed in the SafeOp acquisition is recorded as part of the purchase price consideration of the acquisition. The contingent consideration related to the SafeOp acquisition is classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 (in thousands):

September 30, 2018
Balance at January 1, 2018	$—
Contingent consideration liability recorded upon acquisition of SafeOp	3,200
Change in fair value measurement	—
Balance at March 31, 2018	3,200
Change in fair value measurement	100
Balance at June 30, 2018	$3,300
Settlement of milestone #1	(1,446)
Change in fair value measurement	546
Balance at September 30, 2018	$2,400

During the three months ended September 30, 2018, the Company achieved the first of the two milestones which was settled through the issuance of 443,421 shares of the Company’s common stock. See Note 8 for further information. The material factors that may impact the fair value of the contingent consideration, and therefore, this liability, are the probabilities of achieving the related milestones and the discount rate.  Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively.  Any necessary fair value adjustments to the contingent consideration liability will be assessed at each reporting date and recorded as operating expenses in the consolidated statement of operations.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.   Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted the guidance during the second quarter of 2018. The adoption did not have a material cumulative impact on the Company’s consolidated financial statements.

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

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable	$12,391	$15,328
Allowance for doubtful accounts	(187)	(506)
Accounts receivable, net	$12,204	$14,822

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$5,242	$4,969
Work-in-process	548	502
Finished goods	40,095	37,933
	45,885	43,404
Less reserve for excess and obsolete finished goods	(16,897)	(16,112)
Inventories, net	$28,988	$27,292

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2018	December 31, 2017
Surgical instruments	4	$53,372	$53,198
Machinery and equipment	7	6,034	5,503
Computer equipment	3	3,813	3,500
Office furniture and equipment	5	2,911	2,794
Leasehold improvements	various	1,765	1,714
Construction in progress	n/a	92	336
		67,987	67,045
Less accumulated depreciation and amortization		(55,692)	(54,375)
Property and equipment, net		$12,295	$12,670

Total depreciation expense was $1.5 million and $1.6 million for the three months ended September 30, 2018 and 2017 and $4.5 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.  At both September 30, 2018 and December 31, 2017, assets recorded under capital leases of $2.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

In conjunction with the acquisition of SafeOp in March 2018, the Company recorded $21.6 million of new intangible assets. See Note 8 for further information regarding the acquisition. Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	September 30, 2018	December 31, 2017
Developed technology	12	$26,975	$13,876
Intellectual property	—	1,004	1,004
License agreements	—	5,738	5,738
Trademarks and trade names	—	792	732
Customer-related	2	7,458	7,458
Distribution network	4	4,027	4,027
In process research and development	—	8,550	—
		54,544	32,835
Less accumulated amortization		(28,199)	(27,587)
Intangible assets, net		$26,345	$5,248

Total amortization expense was $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017 and $0.6 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Future amortization expense related to intangible assets as of September 30, 2018 is as follows (in thousands):

Year Ending December 31,
Remainder of 2018	$199
2019	1,437
2020	1,432
2021	1,432
2022	1,432
Thereafter	20,413
$26,345

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Commissions and sales milestones	$3,121	$3,360
Payroll and payroll related	3,692	2,968
Litigation settlement obligation	4,400	4,400
Professional fees	1,901	1,484
Royalties	1,142	1,269
Restructuring and severance accruals	336	520
Taxes	228	246
Guaranteed collaboration compensation, current	—	4,485
Interest	576	376
Acquisition related - contingent consideration	2,400	—
Other	3,101	3,138
Total accrued expenses	$20,897	$22,246

4. Discontinued Operations

In connection with the sale of the International Business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement.

During the three months ended September 30, 2018, the Company recorded $2.0 million in revenue and $1.8 million in cost of revenue from the Supply Agreement in continuing operations and during the nine months ended September 30, 2018, the Company recorded $5.7 million in revenue and $5.3 million in cost of revenue from the Supply Agreement in continuing operations. Included in the results of continuing operations for the three months ended September 30, 2017 are revenues of $2.3 million and cost of revenue of $2.0 million and for the nine months ended September 30, 2017 revenues of $9.2 million and cost of revenue of $7.9 million from the Supply Agreement. General and administrative expenses pertaining to discontinued operations on the Company’s condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2018 and 2017.

In addition, on September 1, 2016, the Company entered into a five-year term credit, security and guaranty agreement with Globus (the “Globus Facility Agreement”), as further described in Note 5, pursuant to which Globus agreed to loan the Company up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement, as amended. In November 2018, the Globus facility was paid in full. See Note 16 for further information.

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and provided for a term loan commitment up to $5 million.  As of September 30, 2018, $9.5 million was outstanding under the revolving line of credit and the term loan was paid in full.

The revolving line of credit interest accrues at London Interbank Offered Rate (“LIBOR”) plus 6.0%, reset monthly. At September 30, 2018, the revolving line of credit carried an interest rate of 8.10%, with interest payable monthly. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets.

At September 30, 2018, $1.1 million remains as unamortized debt discount related to the Amended Credit Facility on the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

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

On March 8, 2018, the Company entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 2019. The Company was in compliance with the covenants under the Amended Credit Facility at September 30, 2018. On November 6, 2018, the Company entered into the Eighth Amendment to the MidCap Facility to extend the date that the financial covenants of the MidCap Facility are effective from April 2019 to April 2020, and extended the minimum liquidity covenant through March 2020.

Globus Facility Agreement

On September 1, 2016, the Company and Globus entered into the Globus Facility Agreement, pursuant to which Globus loaned the Company $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. As of September 30, 2018, the outstanding balance under the Globus Facility Agreement was $29.2 million, which became due and payable in quarterly payments of $0.8 million which began in September 2018, with a final payment of the remaining outstanding principal and interest due on September 1, 2021. The term loan interest rate is priced at LIBOR plus 8.0% through September 1, 2018, and LIBOR plus 13.0%, thereafter.  At September 30, 2018, the unamortized debt discount related to the Globus Facility Agreement on the condensed consolidated balance sheet was $0.6 million, which will be amortized over the remaining term of the Globus Facility Agreement. In November 2018, the Globus term loan was paid in full. See Note 16 for further information.

Principal payments on the Company's debt were as follows as of September 30, 2018 (in thousands):

Year Ending December 31,
Remainder of 2018	$3,922
2019	3,605
2020	3,380
2021	21,667
2022 and thereafter	9,518
Total	42,092
Add: capital lease principal payments	135
Less: unamortized debt discount and debt issuance costs	(1,756)
Total	40,471
Less: current portion of long-term debt	(6,186)
Long-term debt, net of current portion	$34,285

Credit Agreement with Squadron

In November 2018, the Company entered into the Credit Agreement with Squadron for a $35.0 million secured Term Loan.  The Term Loan matures over five years and bears interest at the one month LIBOR + 8% per annum. See Note 16 for further information.

6. Commitments and Contingencies

Leases

The Company leases certain equipment under capital leases which expire on various dates through 2022. The leases bear interest at rates ranging from 6.40% to 7.64% per annum, are generally due in monthly principal and interest installments and are collateralized by the related equipment. The Company also leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Future minimum annual lease payments under such leases are as follows as of September 30, 2018 (in thousands):

Year Ending December 31,	Operating	Capital
Remainder of 2018	$411	$9
2019	1,665	37
2020	1,688	37
2021	1,009	37
2022 and thereafter	—	37
	$4,773	157
Less: amount representing interest		(22)
Present value of minimum lease payments		135
Current portion of capital leases		(7)
Capital leases, less current portion		$128

Rent expense under operating leases for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $0.9 million and $0.9 million, respectively.

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

On February 13, 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California, alleging that certain of the Company’s products (including components of the Squadron™ Lateral Retractor, the Battalion™ Lateral Spacer and other components of the Battalion™ Lateral System), infringe, or contribute to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (entitled “Surgical access system and related methods”), U.S. Patent No. 8,361,156 (entitled “Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral Implant”).  NuVasive is seeking unspecified monetary damages and a court injunction against future infringement by the Company.

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

On September 13, 2018, NuVasive filed an Amended Complaint for Patent Infringement, asserting additional infringement claims of U.S. Patent Nos. 9,924,859, 9,974,531 and 8,187,334. The Company filed its answer, affirmative defenses and counterclaims to NuVasive’s remaining claims on October 12, 2018.  Trial has been set for October 2019.  The parties currently are conducting discovery.

The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted.    It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company consolidated results of operations, cash flows or financial position. Therefore, in accordance with authoritative accounting guidance, the Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant.  As of September 30, 2018, the Company has not recorded any liability on the consolidated balance sheet related to this matter. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenues. As of September 30, 2018, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $7.8 million through 2022 and beyond.

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement

Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. The $5 million is classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital and its affiliates. See Note 14 for further information.

As of September 30, 2018, the Company has made installment payments in the aggregate of $35.1 million, with a remaining outstanding balance of $22.7 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year beginning May 15, 2014 until the amounts due are paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

8. Acquisition of SafeOp Surgical, Inc.

On March 9, 2018, the Company announced its acquisition of SafeOp, a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment. At the time of acquisition SafeOp had FDA 510(k) approval for a somatosensory evoked potential (“SSEP”) monitoring technology. The Company is developing a product that will allow for both free run and triggered specific recording of muscle activity, also known as Electromyography (“EMG”). The Company expects to receive FDA approval for SafeOp’s EMG technology in early 2019 to complement the SSEP solution, and anticipates commercialization of the combined technology solution in early 2019. In addition to expanding the Company’s market presence in lateral spine surgery, the Company believes that the SafeOp solution will allow it to integrate neuromonitoring into its broader product portfolio and accelerate the transition to procedural integration of the entire portfolio.

The Merger was accounted for using the acquisition method of accounting. The following unaudited pro forma results of operations assume that the Company acquired SafeOp on January 1, 2018 and 2017, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$23,002	$23,153	$66,379	$75,613
Loss from continuing operations	(9,485)	(4,082)	(18,952)	(14,311)
Net loss	$(9,527)	$(4,143)	$(19,068)	$(14,531)
Net loss per share, basic and diluted	$(0.22)	$(0.21)	$(0.46)	$(0.93)

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of SafeOp been effective on January 1, 2018 or 2017, respectively, or of the Company’s future results of operations.

The results of operations for SafeOp have been included in the Company’s financial results since the acquisition date. For the three and nine months ended September 30, 2018, the Company’s total net revenues were not materially impacted from the Merger and net loss increased by $1.6 million and $3.0 million, respectively, due to SafeOp’s operating expenses.

Under the term of the definitive merger agreement, the Company agreed to pay $15.1 million in cash and agreed to issue 3,265,132 shares of common stock. The Company paid the full $15.1 million in cash consideration during the nine months ended September 30, 2018.  On March 8, 2018, the Company issued 2,975,209 shares of common stock valued at $9.8 million, based on the closing share price of $3.30, and issued an additional 115,621 shares of common stock during the second quarter of 2018 and the remaining 174,302 during the third quarter of 2018.

The Company also issued $3 million in convertible notes that are convertible into a total of 987,578 shares, which includes total expected interest to be incurred, of common stock and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share.  Additional shares of common stock are issuable upon achievement of post-closing milestones as described further below.

The total purchase price is presented below (in thousands):

Cash paid and payable	$15,103
Common stock issued and issuable	10,756
Note	3,000
Warrants	1,650
Contingent Consideration	3,200
Total	$33,709

The Company has measured the identifiable assets and liabilities assumed at their acquisition date fair values separately from goodwill. The intangible assets acquired includes the EPAD tradename, in-process research and development (“IPR&D”) for the EMG technology, and the developed technology for SSEP. The fair value of the EPAD tradename was determined to be $60,000 with an estimated useful life of one year. The IPR&D for the EMG technology is considered to have an indefinite life until the development is completed (i.e. once FDA clearance is obtained), at which point the Company will determine the intangible asset’s estimate useful life. The developed SSEP technology has an estimated fair value of $13.1 million with an estimated useful life of 20 years. The Company has not presented any measurement period adjustments to the purchase price or the allocation detailed below for the three months ended September 30, 2018 due to their immaterial nature.

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

As a result of the Merger, for the nine months ended September 30, 2018, the Company incurred $1.5 million in total transaction costs which, in accordance with authoritative accounting guidance, were expensed as incurred.

The Company agreed to issue additional shares of common stock for up to $4.3 million upon achievement of post-closing milestones (the “Contingent Consideration”). The first milestone included payment of up to $1.4 million due 10 days after submission of an application for Regulatory Approval (as that term is defined in the Merger agreement) for an indication for regulatory clearance for use of a product that includes specifically recording of muscle activity (EMG). During the quarter ended September 30, 2018, the first milestone was achieved and the Company issued 443,421 shares of common stock as payment. The second milestone includes a potential payment of up to $2.9 million in common stock due 10 days after the receipt of Regulatory Approval from any Regulatory Authority (as those terms are defined in the Merger agreement) for an indication for use of a product that includes specifically EMG. The Contingent Consideration is recorded as a liability and measured at fair value using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones. The material factors that may impact the fair value of the Contingent Consideration, and therefore, this liability, are the probabilities of achieving the related milestones and the discount rate.  Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively.  The fair value of the Contingent Consideration, and the associated liability relating to the Contingent Consideration at each reporting date, will be re-assessed with the changes in fair value reflected in earnings. For the three and nine months ended September 30, 2018, the fair value for the Contingent Consideration increased by $0.5 million and $0.6 million due to the proximity of the achievement of the milestones. The amount was recorded within research and development expense on the condensed consolidated statement of operations and a corresponding increase in the liability on the Company’s condensed consolidated balance sheet.

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

10. Net Loss Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, convertible notes and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations	$(9,313)	$(3,076)	$(18,231)	$(11,129)
Loss from discontinued operations	(42)	(61)	(116)	(220)
Net loss	$(9,355)	$(3,137)	$(18,347)	$(11,349)
Denominator:
Weighted average common shares outstanding	42,497	13,954	32,658	11,400
Weighted average unvested common shares subject to repurchase	—	(16)	—	(51)
Weighted average common shares outstanding—basic and diluted	42,497	13,938	32,658	11,349
Net loss per share, basic and diluted:
Continuing operations	$(0.22)	$(0.22)	$(0.56)	$(0.98)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss per share, basic and diluted	$(0.22)	$(0.23)	$(0.56)	$(1.00)

The anti-dilutive securities not included in diluted net loss per share were as follows calculated on a weighted average basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	325	2,948	367	1,861
Unvested restricted share awards	—	16	—	51
Series A Convertible Preferred Stock	2,022	4,848	2,181	4,135
Convertible Notes	922	—	703	—
Warrants to purchase common stock	1,075	—	1,956	1,013
Total	4,344	7,812	5,207	7,060

11. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan (the “Amendment”).  The Amendment increases the maximum aggregate number of shares with respect to one or more stock rights that may be granted to any one person during any fiscal year from 500,000 to 1,250,000.

Total stock-based compensation for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenues	$18	$13	$51	$27
Research and development	179	(52)	192	239
Sales and marketing	223	134	527	358
General and administrative	1,255	355	2,672	1,045
Total	$1,675	$450	$3,442	$1,669

The negative stock-based compensation expense recorded within the Company’s research and development expense in 2017 is a result of the revaluation of the Company’s Elite Medical Holdings and Pac 3 Surgical Collaboration liability. The agreement and subsequent termination are described further in Note 12.

Shares Reserved for Future Issuance

As of September 30, 2018, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

September 30, 2018
Stock options outstanding	4,880
Unvested restricted stock award	3,542
Employee stock purchase plan	232
Series A convertible preferred stock	2,022
Convertible Notes	988
Warrants outstanding	20,932
Distributor and surgeon royalty plans	4,000
Merger contingently issuable	887
Authorized for future grant under the Company equity plans	725
Total	38,208

Series A Convertible Preferred Stock

In March 2017, the Company completed a private placement (the “2017 Private Placement”) with certain institutional and accredited investors, including certain directors, executive officers and employees of the Company (collectively, the “Purchasers”), providing for the sale by the Company of 1,809,628 shares of the Company’s common stock at a purchase price of $2.00 per share (the “Common Shares”) and 15,245 shares of newly designated Series A Convertible Preferred Stock at a purchase price of $1,000 per share (which shares were convertible into approximately 7,622,372 shares of common stock.

The 2017 Private Placement generated aggregate gross proceeds to the Company of approximately $18.9 million. The Series A Convertible Preferred Stock are entitled to dividends on an as-if-converted basis in the same form as any dividends actually paid on shares of common stock or other securities. Except as otherwise required by law, the holders of Series A Convertible Preferred Stock have no right to vote on matters submitted to a vote of the Company’s stockholders. Without the prior written consent of 75% of the outstanding shares of Series A Convertible Preferred Stock, the Company may not: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designation for the Series A Convertible Preferred Stock, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Convertible Preferred Stock, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing. In the event of the dissolution and winding up of the Company, the proceeds available for distribution to the Company’s stockholders shall be distributed pari passu among the holders of the shares of common stock and Series A Convertible Preferred Stock, pro rata based upon the number of shares held by each such holder, as if the outstanding shares of Series A Convertible Preferred Stock were convertible, and were converted, into shares of common stock.

During the nine months ended September 30, 2018, 1,274 shares of Series A Preferred Stock were converted into 636,997 shares of common stock. As of September 30, 2018, there were 4,043 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 2,021,673 shares of Common Stock.

2017 Warrants

In connection with the 2017 Private Placement, the Company issued warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “2017 Common Stock Warrants”). The Company also issued warrants to purchase common stock to the exclusive placement agents for the issuance (“the 2017 Banker Warrants”). The 2017 Banker Warrants were for the purchase of up to an aggregate of 471,600 shares of the Company’s common stock with substantially the same terms as the 2017 Common Stock Warrants, except that they have an exercise price equal $2.50 per share.

The 2017 Common Stock Warrants and the 2017 Banker Warrants (collectively, the “2017 Warrants”) expire on June 15, 2022.

The 2017 Warrants, are exercisable for cash. The exercise price is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders.

Prior to exercise, holders of the 2017 Warrants do not have any of the rights of holders of the common stock purchasable upon exercise, including voting rights; however, the holders of the 2017 Warrants have certain rights to participate in distributions or dividends paid on the Company’s common stock to the extent set forth in the respective warrant agreements.

The 2017 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

If the Company effects a fundamental transaction, then upon any subsequent exercise of any 2017 Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the 2017 Warrants were exercisable immediately prior to such fundamental transaction. In addition, in the event of a fundamental transaction (other than a fundamental transaction not approved by the Company’s Board of Directors), the Company or any successor entity shall, at the holder’s option, purchase the holder’s 2017 Warrants for an amount of cash equal to the value of the 2017 Warrants as determined in accordance with the Black Scholes option pricing model. A fundamental transaction as described in the 2017 Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

Based on the terms of the 2017 Warrants, the Company may be required to settle such warrants with cash upon a fundamental transaction, as defined. Since potential future cash settlement is deemed to be within the Company’s control, the 2017 Warrants are classified in stockholders’ equity in accordance with the authoritative accounting guidance.

In conjunction with the 2018 Private Placement described further below, a holder of 2.4 million 2017 Warrants exercised 1.7 million 2017 Warrants at the original exercise price of $2.00 per warrant in exchange for the issuance of additional warrants. As a result of the warrant exercise, the Company received gross proceeds of $3.4 million on March 8, 2018. During the second quarter of 2018, the holder exercised the remaining 0.7 million 2017 Warrant shares for additional gross proceeds of $1.4 million.

During the three and nine months ended September 30, 2018, excluding the $4.8 million described above, the Company received proceeds of approximately $3.1 million and $4.0 million in connection with the exercise of approximately 1.5 million and 1.9 million of 2017 Common Stock Warrants, respectively. As of September 30, 2018, there were 3,757,000 shares of 2017 Common Stock Warrants outstanding.

During the nine months ended September 30, 2018, 304,182 of the 2017 Banker Warrants were exercised for total cash proceeds upon exercise of $0.8 million during the period. A total of 167,418 of the 2017 Banker Warrants remained outstanding as of September 30, 2018.

Series B Convertible Preferred Stock

On March 8, 2018, the Company completed the 2018 Private Placement to certain institutional and accredited investors, including certain directors and executive officers of the Company, providing for the sale by the Company at a purchase price of $1,000 per share, 45,200 of newly designated Series B Convertible Preferred Stock, which shares of preferred stock were converted into 12,617,857 shares of the Company’s common stock upon approval by the Company’s stockholders at the 2018 annual meeting of stockholders held in May 2018, and warrants to purchase up to 12,196,851 shares of common stock at an exercise price of $3.50 per share (the “2018 Common Stock Warrants”). The 2018 Common Stock Warrants became exercisable following stockholder approval at the annual meeting of stockholders, are subject to certain ownership limitations in certain cases, and expire five years after the date of such stockholder approval. The gross proceeds from the 2018 Private Placement were approximately $45.2 million.

A total of 45,200 shares of Series B Convertible Preferred Stock are authorized for issuance under a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company filed with the Secretary of State of the State of Delaware on March 8, 2018 in connection with the closing of the 2018 Private Placement. Each share of Series B Convertible Preferred Stock has a stated value of $1,000 and converted into approximately 317 shares of common stock. On May 17, 2018, the date Stockholder Approval was received, the shares of Series B Convertible Preferred Stock automatically converted into 14,349,236 shares of common stock.

2018 Warrants

The 2018 Common Stock Warrants (the “2018 Warrants”), are exercisable for cash or by cashless exercise. The exercise price of the 2018 Warrants is subject to adjustment in the case of stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to the Company’s stockholders.

Prior to the exercise, holders of the 2018 Warrants do not have any of the rights of holders of the common stock purchasable upon exercise, including voting rights; however, the holders of the 2018 Warrants have certain rights to participate in distributions or dividends paid on the Company’s common stock to the extent set forth in the 2018 Common Stock Warrants.

Some of the 2018 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

If the Company effects a fundamental transaction, then upon any subsequent exercise of any 2018 Warrants, the holder thereof shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of such fundamental transaction, the number of shares of the successor’s or acquiring corporation’s common stock or of the Company’s common stock, if the Company is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of common stock into which the 2018 Warrants were exercisable immediately prior to such fundamental transaction. A fundamental transaction as described in the 2018 Warrants generally includes any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, reclassification of the Company’s common stock or the consummation of a transaction whereby another entity acquires more than 50% of the Company’s outstanding voting stock.

In addition to the 12,196,851 warrants issued in the 2018 Private Placement, the Company issued 1,275,000 warrants to an existing holder with identical terms to the 2018 Warrants, including the exercise price of $3.50.

All the 2018 Warrants were deemed to qualify for equity classification under authoritative accounting guidance.

A summary of all outstanding warrants is as follows:

	Number of Warrants	Strike Price
2017 Common Stock Warrants	3,757,000	$2.00
2017 Banker Warrants	167,418	$2.50
2018 Common Stock Warrants	13,471,851	$3.50
Merger Warrants	2,200,000	$3.50
Executive	1,327,434	$5.00
Other	7,812	$19.20
Total	20,931,515

2017 Distributor Inducement Plan

In December 2017, the Board approved and adopted the 2017 Distributor Inducement Plan which authorizes the Company to issue to distributors restricted shares of common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issuable with an exercise price equal to the fair market value of the common stock on the date of issuance. Each warrant and common stock issuance is subject to a time-based or net sales-based vesting provision. As of September 30, 2018, 0.3 million warrants and 17,000 shares of common stock were earned under the 2017 Distributor Inducement Plan. Total expense for the plan was $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively.

In December 2017, the Board of Directors also authorized grant of warrants to purchase 50,000 of the Company’s common stock, and 75,000 restricted stock units to a distributor. These warrants and restricted stock units are subject to time based and net sales based vesting conditions.

2017 Development Services Plan

In December 2017, the Board approved and adopted the 2017 Development Services Plan which authorizes the Company to enter into Development Services Agreements with third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the option of the developer. Each common stock issuance would be subject to net sales-based vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Board of Directors authorized the grant of up to 3,000,000 shares of common stock under the Development Services Plan. No common stock elections, grants or cash payouts have been made as of September 30, 2018.

12. Termination and Settlement of Elite Medical Holdings and Pac 3 Surgical Collaboration Agreement

In February 2018, the Company reached a settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which the Company made a cash payment of $0.4 million as the final and total compensation under the original agreement.  In addition, the parties agreed to release each other and waive any and all rights and claims arising from the original agreement.  The Company recorded a gain of approximately $6.2 million during the nine months ended September 30, 2018, reflecting the reversal of accrued obligations previously recorded under the collaboration.

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

The unrecognized tax benefits at September 30, 2018 and December 31, 2017 were $4.4 million for both periods, with no changes occurring during the nine month period. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

The income tax benefit from continuing operations for the three and nine months ended September 30, 2018 consists primarily of a release of the valuation allowance due to an increase in net deferred tax liabilities recorded as a result of the acquisition of SafeOp. The Company’s effective tax rate of 9.25% for the nine months ended September 30, 2018 differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance related to the SafeOp acquisition, as noted above.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  The Company has estimated its provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  The Company’s estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions made by the Company, and additional regulatory guidance that may be issued.

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of September 30, 2018. The $5 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates.

Certain of the Company’s board of directors and senior management participated in the March 2017 and 2018 Private Placements.

15. Restructuring

In connection with the sale of the International Business (described in Note 4), the Company terminated employment agreements with several executive officers, including the chief executive officer and the chief financial officer, and commenced an employee headcount reduction program.  In conjunction with the restructuring program, the Company recorded restructuring expenses related to severance liabilities and post-employment benefits. A rollforward of the accrued restructuring liability is presented below (in thousands):

Balance at January 1, 2018	$520
Accrued restructuring charges	398
Payments	(379)
Balance at March 31, 2018	539
Accrued restructuring charges	193
Payments	(250)
Balance at June 30, 2018	482
Accrued restructuring charges	167
Payments	(313)
Balance at September 30, 2018	$336

All activities and costs are expected to be completed during early 2019.

Additionally, on July 6, 2015, the Company announced a restructuring of its manufacturing operations in California in an effort to improve its cost structure. The restructuring included a reduction in workforce and closing the California manufacturing facility in 2017. The Company incurred expenses of $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, respectively, related to these restructuring activities. There was no expense attributed to this transaction for the three and nine months ended September 30, 2018.

16. Subsequent Event

Equity Plan Amendment

As further described in Note 11, on October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan.

Credit Agreement with Squadron

On November 6, 2018, the Company closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry.  Net proceeds of approximately $33.8 million, after estimated expenses, were used to retire the Company’s existing $29.2 million term debt with Globus. The remainder of the proceeds will be used for general corporate purposes.

The debt has a five-year maturity and bears interest at LIBOR plus 8% (currently 10.3%) per annum. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a $25 million lump-sum payment payable at maturity in November 2023.

In connection with the financing, the Company issued warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share.  The warrants have a seven-year term and are immediately exercisable.

Termination of Globus Facility Agreement

On November 7, 2018, the Company repaid in full all amounts outstanding and due under the Globus Facility Agreement. The Company made a final payment of $29.2 million to Globus, consisting of outstanding principal and accrued interest.

Amendment to MidCap Facility Agreement

On November 6, 2018, the Company entered into the MidCap Amendment to extend the date that the financial covenants of the MidCap Facility are effective from April 2019 to April 2020, and extended the minimum liquidity covenant through March 2020.

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

We market and sell our products in the U.S. through a network of independent distributors and direct sales representatives. An objective of our leadership team is to deliver increasingly consistent, predictable growth.  To accomplish this, we have partnered more closely with new and existing distributors to create a more dedicated and loyal sales channel for the future. We have added, and intend to continue to add, new high-quality dedicated distributors to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the U.S., as well as better penetrate existing accounts and territories.

We have made significant progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by dedicated agents from 31% in the third quarter of 2017 to 63% in the third quarter of 2018.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned agents are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Recent Developments

In March 2018, we entered into financing transactions to raise an aggregate of $50 million, through a $45.2 million private placement of Series B Convertible Preferred Stock and warrants exercisable for common stock, and a warrant exercise agreement with a holder of an existing warrant for an aggregate consideration of $4.8 million. On May 17, 2018, our stockholders approved the financing transactions and the shares of Series B Convertible Preferred Stock automatically converted into 14,349,236 shares of common stock. The private placement was led by L-5 Healthcare Partners, LLC, a healthcare-dedicated institutional investor, and included certain of our directors and executive officers, as well as other new and existing institutional and independent investors.  We used a portion of the net proceeds from the private placement and warrant exercise to fund the $14.3 million paid during the nine months ended September 30, 2018 of the total $15.1 million cash portion of the purchase price for SafeOp, a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment.  With the full integration of SafeOp’s technology, we expect to be able to introduce an unprecedented level of neuromonitoring and intraoperative nerve safety to the spine market in early 2019.  SafeOp’s patented technology has been designed to enable both nerve avoidance and nerve health assessment to prevent the risk of nerve injury that is widely associated with direct lateral spine fusion surgery. We expect to use the remainder of the financing for general corporate purposes including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

In November 2018, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with Squadron Medical Finance Solutions LLC (“Squadron”) for a $35.0 million secured term loan (the “Term Loan”). The majority of the proceeds of the Term Loan were used to retire the Company’s existing $29.2 million term debt with Globus.

Sale of International Business

On September 1, 2016, we completed the sale of our international distribution operations and agreements, including our wholly-owned subsidiaries in Japan, Brazil, Australia, China and Singapore and substantially all of the assets of our other sales operations in the United Kingdom and Italy (“International Business”), to an affiliate of Globus (“Globus Transaction”). Following the closing of the Globus Transaction, we now operate in the U.S. market only and are restricted from marketing and selling our products in foreign markets pursuant to the terms and conditions, and for the time periods, set forth in the definitive documents related to the Globus Transaction.

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

Gain on Settlement. Gain on Settlement consists of a gain of approximately $6.2 million for the nine months ended September 30, 2018 as a result of the settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which we made a cash payment of $0.4 million as the final and total compensation under the collaboration and related amendment.  The gain reflects the reversal of accrued obligations previously recorded under the collaboration.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from newly implemented accounting policies related to revenues discussed below and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the nine months ended September 30, 2018 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

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

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future. The amounts included for the three and nine months ended September 30, 2018 reflects results from our newly acquired subsidiary from the period of March 9, 2018 through September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$23,002	$23,099	$66,351	$75,456
Cost of revenues	8,088	8,587	23,597	28,417
Gross profit	14,914	14,512	42,754	47,039
Operating expenses:
Research and development	3,157	1,044	6,952	3,483
Sales and marketing	10,956	10,015	31,689	31,416
General and administrative	7,914	4,403	22,171	15,977
Amortization of intangible assets	187	172	551	516
Transaction-related expenses	66	—	1,546	—
Gain on settlement	—	—	(6,168)	—
Restructuring expenses	167	139	758	1,898
Gain on sale of assets	—	—	—	(856)
Total operating expenses	22,447	15,773	57,499	52,434
Operating loss	(7,533)	(1,261)	(14,745)	(5,395)
Interest and other (expense), net	(1,754)	(1,822)	(5,183)	(5,677)
Loss from continuing operations before taxes	(9,287)	(3,083)	(19,928)	(11,072)
Income tax (benefit) provision	26	(7)	(1,697)	57
Loss from continuing operations	(9,313)	(3,076)	(18,231)	(11,129)
Loss from discontinued operations, net of applicable taxes	(42)	(61)	(116)	(220)
Net loss	$(9,355)	$(3,137)	$(18,347)	$(11,349)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues by source
U.S. commercial revenue	$20,996	$20,662	$60,606	$65,976
Other	2,006	2,437	5,745	9,480
Total revenues	$23,002	$23,099	$66,351	$75,456

Gross profit by source
U.S. commercial revenue	$14,709	$14,280	$42,319	$46,069
Other	205	232	435	970
Total gross profit	$14,914	$14,512	$42,754	$47,039

Gross profit margin by source
U.S. commercial revenue	70.1%	69.1%	69.8%	69.8%
Other	10.2%	9.5%	7.6%	10.2%
Total gross profit margin	64.8%	62.8%	64.4%	62.3%

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Revenues. Revenues were $23.0 million for the three months ended September 30, 2018 compared to $23.1 million for the three months ended September 30, 2017, representing a decrease of $0.1 million, or 0.4%. Revenues were $66.4 million for the nine months ended September 30, 2018 compared to $75.5 million for the nine months ended September 30, 2017, representing a decrease of $9.1 million, or 12.1%.

U.S. commercial revenues were $21.0 million for the three months ended September 30, 2018 compared to $20.7 million for the three months ended September 30, 2017, representing an increase of $0.3 million, or 1.4% and were $60.6 million for the nine months ended September 30, 2018 compared to $66.0 million for the nine months ended September 30, 2017, representing a decrease of $5.4 million, or 8.2%. The decrease in revenue for the nine months ended September 30, 2018 was attributed primarily to our decision to exit the stocking distributor model and terminate distributor relationships that are not representative of our long-term business and rebranding strategy, and transition to dedicated distributors.  While our U.S. commercial revenue declined for the nine months ended September 30, 2018, revenues from dedicated distributors and agents increased to 63% in the third quarter of 2018, from 31% in the third quarter of 2017. This resulted in an increase of $6.8 million in dedicated agent revenue for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $21.3 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cost of revenues. Cost of revenues was $8.1 million for the three months ended September 30, 2018 compared to $8.6 million for the three months ended September 30, 2017, representing a decrease of $0.5 million, or 5.8% and was $23.6 million for the nine months ended September 30, 2018 compared to $28.4 million for the nine months ended September 30, 2017, representing a decrease of $4.8 million, or 16.9%.

Cost of U.S. Commercial revenues for the three months ended September 30, 2018 was $6.3 million compared to $6.4 million for the three months ended September 30, 2017, representing a decrease of $0.1 million, or 1.6%. Cost of U.S. commercial revenues for the nine months ended September 30, 2018 was $18.3 million compared to $19.9 million for the nine months ended September 30, 2017, representing a decrease of $1.6 million, or 8.0%. These decreases are attributable to lower sales volumes, decreased fixed manufacturing overhead costs, continued optimization of our supply chain, and cost reductions we have achieved from key suppliers.

Gross profit. Gross profit was $14.9 million for the three months ended September 30, 2018 compared to $14.5 million for the three months ended September 30, 2017, representing an increase of $0.4 million, or 2.8% and $42.8 million for the nine months ended September 30, 2018 compared to $47.0 million for the nine months ended September 30, 2017, representing a decrease of $4.2 million, or 8.9%.

Gross profit margin from U.S. commercial revenues was 70.1% for the three months ended September 30, 2018 compared to 69.1% for the three months ended September 30, 2017 and remained steady at 69.8% for the nine months ended September 30, 2018 compared to 69.8% for the nine months ended September 30, 2017. The increase in the three months ended September 30, 2018 is attributable to favorable purchase price variances which resulted from price negotiations with vendors.

Other Revenue, Other Cost of Revenue and Other Gross Profit Margin. Other revenues were $2.0 million for the three months ended September 30, 2018 compared to $2.4 million for the three months ended September 30, 2017, representing a decrease of $0.4 million. Other revenues were $5.7 million for the nine months ended September 30, 2018 compared to $9.5 million for the nine months ended September 30, 2017, representing a decrease of $3.8 million.   We expect these revenues to continue to decrease over the next several quarters, as Globus continues to register its own products in international markets

Cost of other revenues, which are primarily attributed to sales to Globus under a supply agreement entered into in connection with the sale of the International Business to Globus, pursuant to which we supply our products for Globus international customers, were $1.8 million for the three months ended September 30, 2018 compared to $2.2 million for the three months ended September 30, 2017 and $5.3 million for the nine months ended September 30, 2018 compared to $8.5 million for the nine months ended September 30, 2017, representing a decrease of $3.2 million. These decreases were attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit margin from other revenues was 10.2% for the three months ended September 30, 2018 compared to 9.5% for the three months ended September 30, 2017 and 7.6% for the nine months ended September 30, 2018 compared to 10.2% for the nine months ended September 30, 2017. The changes in gross margin from other revenues was primarily related to the impact of fixed minimum royalty costs and product mix.

Research and development expense. Research and development expense was $3.2 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017, representing an increase of $2.2 million, or 220.0%, and was $7.0 million for the nine months September 30, 2018 compared to $3.5 million for the nine months ended September 30, 2017, representing an increase of $3.5 million, or 100.0%. This increase was primarily related to the integration of the SafeOp technology into our product portfolio, an increase of personnel related costs, as well as an overall increase in product development initiatives as we expand our product pipeline.  We expect research and development expenses may increase in future periods as we hire additional engineering and development talent, and continue to invest in our product pipeline.

Sales and marketing expense. Sales and marketing expense was $11.0 million for the three months ended September 30, 2018 compared to $10.0 million for the three months ended September 30, 2017, representing an increase of $1.0 million, or 10.0% and was $31.7 million for the nine months ended September 30, 2018 compared to $31.4 million for the nine months ended September 30, 2017, representing an increase of $0.3 million, or 1.0%. The increase for the three months ended September 30, 2018 was related to higher headcount expenses and sales costs associated with the increase in U.S. revenue. The increase for the nine months ended September 30, 2018 resulted from higher headcount expenses due in part to our acquisition of SafeOp. We expect our sales and marketing expenses to increase in absolute dollars in line with expected increases in our revenues.

General and administrative expense. General and administrative expense was $7.9 million for the three months ended September 30, 2018 compared to $4.4 million for the three months ended September 30, 2017 representing an increase of $3.5 million, or 79.5% and was $22.2 million for the nine months ended September 30, 2018 compared to $16.0 million for the nine months ended September 30, 2017, representing an increase of $6.2 million, or 38.8%. These increases were primarily related to litigation support, stock-based compensation and, to a lesser extent, an increase in personnel related costs.

Amortization of acquired intangible assets. Amortization of acquired intangible assets was $0.2 million for the three months ended September 30, 2018 and $0.2 million for the three months ended September 30, 2017 and was $0.6 million for the nine months ended September 30, 2018 compared to $0.5 million for the nine months ended September 30, 2017. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction related expenses. Transaction-related expenses of $1.5 million for the nine months ended September 30, 2018 are attributed to advisory and legal fees and other transaction costs incurred in connection with the SafeOp acquisition.

Gain on Settlement. In February 2018, we reached a settlement agreement with Elite Medical Holdings and Pac 3 Surgical, pursuant to which we made a cash payment of $0.4 million as the final and total compensation under the Collaboration and related Amendment.  In addition, the parties agreed to release each other and waive any and all rights and claims arising from the Collaboration Agreement.  We recorded a gain of approximately $6.2 million for the nine months ended September 30, 2018, reflecting the reversal of accrued obligations previously recorded under the Collaboration.

Restructuring expense.  Restructuring expense was $0.2 million for the three months ended September 30, 2018 compared to $0.1 million for the three months ended September 30, 2017 and $0.8 million for the nine months ended September 30, 2018 compared to $1.9 million for the nine months ended September 30, 2017. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2018, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Gain on sale of assets.  During the nine months ended September 30, 2017, we recorded a net gain of $0.9 million pursuant to a sale of certain inventory and intellectual property to a third party for $1.0 million in consideration, payable via a credit to future minimum royalties owed to the third party under an existing exclusive license agreement.

Interest and other expense, net. Interest and other expense, net, was $1.8 million for the three months ended September 30, 2018 compared to $1.8 million for the three months ended September 30, 2017 and $5.2 million for the nine months ended September 30, 2018 compared to $5.7 million for the nine months ended September 30, 2017 representing a decrease of $0.5 million, primarily due to lower principal balances for our credit facilities.

Income tax benefit. The income tax provision in continuing operations was an expense of less than $0.1 million and a benefit of $1.7 million for the three and nine months ended September 30, 2018, respectively, compared to a benefit of less than $0.1 million and an expense of $0.1 million for each of the three and nine months ended September 30, 2017, respectively.  The 2018 income tax benefit from continuing operations primarily consists of the release of the valuation allowance regarding the SafeOp acquisition, partially offset by state taxes. The 2017 income tax expense from continuing operations consisted of state taxes. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, we are required to allocate the provision or benefit for income taxes between continuing operations and discontinued operations.

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including our private placement in March 2018 (“2018 Private Placement”). As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. At September 30, 2018, our principal sources of liquidity consisted of cash of $35.1 million and accounts receivable (net) of $12.2 million.  We believe that our current available cash and draws on our revolving credit facility, will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

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

On March 8, 2018, we completed the $45.2 million 2018 Private Placement of our securities to certain institutional and accredited investors, including certain directors and executive officers of the Company.  The 2018 Private Placement was led by L-5 Healthcare Partners, an institutional investor, and provided for the sale by the Company of approximately 45,200 shares of newly created Series B Convertible Preferred Stock, which automatically converted into approximately 12,617,857 shares of common stock (representing a purchase price of $3.15 per common share), upon approval of the 2018 Private Placement by our stockholders on May 17, 2018. Purchasers in the 2018 Private Placement also received warrants to purchase up to approximately 12.2 million shares of common stock at an exercise price of $3.50 per share.  In addition, the Company entered into an agreement with Armistice Capital, an existing investor, to exercise 2.4 million warrants to purchase common shares for gross proceeds of $4.8 million in exchange for warrants to purchase up to 1,800,000 shares of common stock at an exercise price of $3.50 per share.  The new warrants are exercisable beginning on May 17, 2018 and will expire on the fifth anniversary of such date.  Certain of our directors and executive officers purchased an aggregate of $6.4 million of shares of Series B Convertible Preferred Stock, which shares converted into approximately 2.1 million shares of common stock (representing a purchase price of $3.15 per common share), and warrants to purchase up to 1.7 million shares of common stock at a price of $3.50 per share.  We paid $15.1 million of the net proceeds from the 2018 Private Placement to fund a portion of the cash portion of the purchase price for SafeOp, and will use the remaining net proceeds for working capital and general corporate purposes, including the integration of next-generation neuromonitoring solutions, advancement of our product pipeline, and investment in sales and marketing to expand our market presence.

On November 6, 2018, we closed the $35.0 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry.  Net proceeds of approximately $33.8 million, after estimated expenses, were used to retire our existing $29.2 million term debt with Globus.  The remainder of the proceeds will be used for general corporate purposes.

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

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2018.

Amended Credit Facility and Other Debt

Our Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million. As of September 30, 2018, $9.5 million was outstanding under the revolving line of credit. The term loan with MidCap was paid in full as of September 30, 2018.

On March 8, 2018, we entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 31, 2019. The Company was in compliance with the covenants under the Amended Credit Facility at September 30, 2018. On November 6, 2018, we entered into an Eighth Amendment to the MidCap Facility (the “MidCap Amendment”) to extend the date that the financial covenants of the MidCap Facility are effective from April 2019 to April 2020, and extended the minimum liquidity covenant through March 2020.

The revolving line of credit accrues interest at LIBOR plus 6.0%, reset monthly. At September 30, 2018, the revolving line of credit carried an interest rate of 8.10%. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, the Company granted MidCap first lien on accounts receivable. In addition to monthly payments of interest, monthly repayments of $0.3 million through maturity began in August 2018, with the remaining principal due upon maturity.  The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On September 1, 2016, we entered into the Globus Facility Agreement, pursuant to which Globus agreed to loan us up to $30 million, subject to the terms and conditions set forth in the Globus Facility Agreement. We made an initial draw of $25 million under the Globus Facility Agreement with an additional draw of $5 million made in the fourth quarter of 2016. As of September 30, 2018, the outstanding balance under the Globus Facility Agreement was $29.2 million, which became due and payable in quarterly payments of $0.8 million which began in September 2018 and the final payment due on September 1, 2021. In November 2018, the $29.2 million outstanding was paid in full.

We have various capital lease arrangements. The leases bear interest at rates ranging from 6.4% to 7.6%, are generally due in monthly principal and interest installments, are collateralized by the related equipment, and have various maturity dates through December 2022. As of September 30, 2018, the balance of these capital leases, net of interest totaled $0.1 million.

As of September 30, 2018, we have made $35.1 million in Orthotec settlement payments and there remains an aggregate $22.7 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $16.5 million from operating activities for the nine months ended September 30, 2018. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, and contingent consideration fair market value adjustment of $13.5 million and working capital and other assets used cash of $3.0 million.

Investing Activities

We used cash of $18.2 million in investing activities for the nine months ended September 30, 2018, primarily for the acquisition of SafeOp of a net amount of $15.1 million and the purchase of surgical instruments, computer equipment, furniture and fixture, $0.2 million for the acquisition of intangible assets and leasehold improvement of $2.9 million, net of $0.4 million of cash received from sale of instruments and disposal of equipment.

Financing Activities

Financing activities provided net cash of $47.4 million for the nine months ended September 30, 2018, primarily attributable to the 2018 Private Placement and warrant exercises, which provided net cash proceeds of $51.6 million.  Under the MidCap Amended Credit Facility, we made net payments under the lines of credit of $0.8 million during the nine months ended September 30, 2018. We also made principal payments on notes payable and capital leases totaling $3.4 million in the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2018 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2018 (remainder)	2019	2020	2021	2022	Thereafter
Amended Credit Facility with MidCap	$10,118	$—	$—	$—	$—	$10,118	$—
Facility Agreement with Globus	29,166	833	3,333	3,333	21,667	—	—
Convertible note - SafeOp	3,000	3,000	—	—	—	—	—
Interest expense	17,349	1,519	5,547	5,059	3,626	1,598	—
Notes payable for software licenses	137	—	90	47	—	—	—
Notes payable for insurance premiums	271	89	182	—	—	—	—
Capital lease obligations	157	9	37	37	37	37	—
Operating lease obligations	4,773	411	1,665	1,688	1,009	—	—
Litigation settlement obligations	26,341	1,428	5,559	5,321	4,668	4,814	4,551
Guaranteed minimum royalty obligations and SafeOp Purchase Commitments	7,769	173	3,381	943	918	918	1,436
Product development milestones (1)	1,000	—	400	200	200	—	200
Total	$100,081	$7,462	$20,194	$16,628	$32,125	$17,485	$6,187

(1)	This commitment represents payments in cash, and is subject to attaining certain sales milestones which we believe are reasonably likely to be achieved during the period from 2018 through 2020.

Real Property Leases

In January 2016, we entered into a lease agreement (the “Building Lease”) for office, engineering, and research and development space in Carlsbad, California with the lease term through July 31, 2021. Under the Building Lease our monthly rent payable is approximately $105,000 during the first year and increases by approximately $3,000 each year thereafter.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to revenue recognition discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 9, 2018.

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

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2018, our outstanding floating rate indebtedness totaled $38.7 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.4 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

On October 25, 2018, following the adoption of an amendment of the Company’s 2016 Equity Incentive Plan to increase the annual per person limit on awards granted thereunder, the Board of Directors ratified grants made to one individual in July 2018 that exceeded the annual per person limit as originally defined.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Second Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: November 9, 2018