Form 10-Q
period 2019-03-31
Alphatec Holdings, Inc.
filed 2019-05-10
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	ATEC	The NASDAQ Global Select Market

As of April 30, 2019, there were 46,857,420 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash	$16,419	$29,054
Accounts receivable, net	13,760	15,095
Inventories, net	31,166	28,765
Prepaid expenses and other current assets	2,167	2,030
Withholding tax receivable from officer	—	350
Current assets of discontinued operations	237	242
Total current assets	63,749	75,536
Property and equipment, net	12,821	13,235
Operating lease right-of-use asset	2,394	—
Goodwill	13,897	13,897
Intangibles, net	26,226	26,408
Other assets	277	347
Noncurrent assets of discontinued operations	53	54
Total assets	$119,417	$129,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,780	$4,399
Accrued expenses	18,527	22,316
Current portion of long-term debt	619	3,276
Current portion of operating lease liability	1,132	—
Current liabilities of discontinued operations	569	621
Total current liabilities	27,627	30,612
Long-term debt, less current portion	42,559	42,299
Operating lease liability	1,778	—
Other long-term liabilities	14,600	15,389
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2019 and December 31, 2018; 3,319 shares issued and outstanding at both March 31, 2019 and December 31, 2018	23,603	23,603
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at March 31, 2019 and December 31, 2018; 0 and 4 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series B convertible preferred stock, $0.0001 par value; 45 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at March 31, 2019 and December 31, 2018; 46,853 issued and 46,578 outstanding at March 31, 2019 net of 275 unvested shares and 43,368 shares issued and outstanding at December 31, 2018	4	4
Treasury stock, at cost, 2 shares, at both March 31, 2019 and December 31, 2018	(97)	(97)
Additional paid-in capital	528,094	523,525
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,139	1,064
Accumulated deficit	(514,890)	(501,922)
Total stockholders’ equity	9,250	17,574
Total liabilities and stockholders’ equity	$119,417	$129,477

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Revenue from U.S. products	$22,955	$19,201
Revenue from international supply agreement	1,600	2,106
Total revenues	24,555	21,307
Cost of revenues	7,987	6,402
Gross profit	16,568	14,905
Operating expenses:
Research and development	3,469	1,786
Sales, general and administrative	21,000	17,257
Litigation-related expenses	2,623	580
Amortization of intangible assets	182	177
Transaction-related expenses	—	1,542
Gain on settlement	—	(6,168)
Restructuring expenses	60	398
Total operating expenses	27,334	15,572
Operating loss	(10,766)	(667)
Total other income (expense), net	(2,119)	(1,645)
Loss from continuing operations before taxes	(12,885)	(2,312)
Income tax provision (benefit)	31	(458)
Loss from continuing operations	(12,916)	(1,854)
Loss from discontinued operations, net of applicable taxes	(52)	(62)
Net loss	$(12,968)	$(1,916)
Net loss per share, basic and diluted:
Continuing operations	$(0.29)	$(0.09)
Discontinued operations	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.29)	$(0.09)
Shares used in calculating basic and diluted net loss per share	45,020	21,212

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(12,968)	$(1,916)
Foreign currency translation adjustments related to continuing operations	75	(22)
Comprehensive loss	$(12,893)	$(1,938)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2018	19,857	$2	5	$—	—	$—	$436,803	$(5,000)	$(97)	$1,093	$(459,459)	$(26,658)
Stock-based compensation	—	—	—	—	—	—	812	—	—	—	—	812
Issuance of Series B preferred stock, net of offering costs of $2.6 million	—	—	—	—	45	—	42,823	—	—	—	—	42,823
Common stock issued for conversion of Series A preferred stock	637	—	(1)	—	—	—	—	—	—	—	—	—
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	38	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for warrant exercises	2,061	—	—	—	—		4,128	—	—	—	—	4,128
Issuance of common stock and warrants for the acquisition of SafeOp	2,975	—	—	—	—	—	11,468	—	—	—	—	11,468
Prepaid forward contract for the additional shares to be issued for the acquisition of SafeOp	—	—	—	—	—	—	938	—	—	—	—	938
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Net loss			—		—						(1,916)	(1,916)
Balance at March 31, 2018	25,568	$2	4	$—	45	$—	$496,972	$(5,000)	$(97)	$1,071	$(461,375)	$31,573

Balance at January 1, 2019	43,368	$4	4	$—	—	$—	$523,525	$(5,000)	$(97)	$1,064	$(501,922)	$17,574
Stock-based compensation	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Distributor equity incentives	15	—	—	—	—	—	42	—	—	—	—	42
Common stock issued for conversion of Series A preferred stock	1,858	—	(4)	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature - SafeOp Convertible Notes							242				—	242
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	442	—	—	—	—	—	(183)	—	—	—	—	(183)
Issuance of common stock for acquisition of SafeOp - Milestone 2	887	—	—	—	—	—	2,889	—	—	—	—	2,889
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	75	—	75
Net loss			—		—						(12,968)	(12,968)
Balance at March 31, 2019	46,578	$4	—	$—	—	$—	$528,094	$(5,000)	$(97)	$1,139	$(514,890)	$9,250

See accompanying notes to unaudited condensed consolidated financial statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(12,968)	$(1,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,785	1,886
Stock-based compensation	1,612	619
Amortization of debt discount and debt issuance costs	503	589
Amortization of right-of-use asset	217	—
Provision for doubtful accounts	66	55
Provision for excess and obsolete inventory	1,997	1,345
Deferred income tax benefit	4	31
Gain on settlement	—	(6,168)
Beneficial conversion feature from convertible notes	242	—
Gain on disposal of instruments	(275)	(131)
Accretion to contingent consideration	289	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,268	2,846
Inventories, net	(4,398)	(2,733)
Prepaid expenses and other current assets	198	(217)
Other assets	69	37
Other long-term assets	(2,612)	—
Accounts payable	3,319	(192)
Accrued expenses and other	(1,071)	(258)
Lease liability	2,910	—
Other long-term liabilities	(1,099)	(1,093)
Net cash used in operating activities	(7,944)	(5,300)
Investing activities:
Purchases of property and equipment	(1,068)	(410)
Cash paid for acquisition of SafeOp Surgical, Inc.	—	(13,844)
Cash received from sale of equipment	—	172
Net cash used in investing activities	(1,068)	(14,082)
Financing activities:
Proceeds from sale of stock, net	14	47,259
Borrowings under lines of credit	26,433	22,433
Repayments under lines of credit	(26,822)	(24,178)
Principal payments on capital lease obligations	(5)	(31)
Debt issuance costs	(300)	—
Principal payments on term loan	(3,022)	(900)
Net cash (used in) provided by financing activities	(3,702)	44,583
Effect of exchange rate changes on cash	79	(22)
Net increase (decrease) in cash	(12,635)	25,179
Cash at beginning of period, including discontinued operations	29,054	22,466
Cash at end of period, including discontinued operations	$16,419	$47,645
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,357	$1,092
Cash paid for income taxes	$23	$6
Purchases of property and equipment in accounts payable	$785	$515
Common stock issued for achievement of SafeOp contingent consideration	$2,889	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”) and SafeOp Surgical, Inc. (“SafeOp”), is a medical technology company that designs, develops, and markets spinal fusion technology products and solutions for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company markets its products in the U.S. via independent sales agents and a direct sales force.

On March 8, 2018, the Company completed its acquisition of SafeOp, a Delaware corporation, pursuant to a reverse triangular merger of SafeOp into a newly-created wholly-owned subsidiary of the Company, with SafeOp being the surviving corporation and a wholly-owned subsidiary of the Company. See Note 8 for further information.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 29, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future periods.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

The Company’s annual operating plan projects that its existing working capital at March 31, 2019 of $36.1 million (including cash of $16.4 million) along with the use of the Expanded Credit Facility with Squadron Medical Finance Solutions LLC (“Squadron”) of $30.0 million that closed on March 27, 2019 allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has historically incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. This may not occur and, unless and until it does, the Company will continue to need to raise additional capital.  Operating losses and negative cash flows may continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan and introduction of new products. The Company’s inability to raise additional capital from outside sources will have a material adverse impact on its operations.

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

Reclassification

Certain amounts in the condensed consolidated statement of cash flows for the three months ended March 31, 2018 have been reclassified to conform to the current period's presentation. These reclassifications include the depreciation expense for surgical instruments, which was reclassified, to be consistent with industry practice, out of cost of revenues and into sales, general and administrative expense on the Company’s consolidated statements of operations. This resulted in a reclassification of $1.3 million of depreciation expense for the three months ended March 31, 2018. In addition, general and administrative expense for 2018 was combined into a single line item with sales and marketing expense for a new expense line titled “Sales, general and administrative expense” and litigation-related expenses primarily pertaining to the ongoing litigation with NuVasive, Inc. were classified out of selling, general and administrative expense on the Company’s consolidated statement of operations for the three months ended March 31, 2018 and onto its own expense line item. None of the adjustments had any effect on the prior period net loss.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 29, 2019. Except as discussed below, these accounting policies have not changed during the three months ended March 31, 2019.

Operating Lease

Effective January 1, 2019, the Company adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”)asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. The Company applied the new guidance to its existing facility lease at the time of adoption and recognized a ROU asset of $2.4 million and operating lease liability of $2.9 million as of March 31, 2019 and recorded a reversal of the previous deferred rent balance under the previous lease guidance of approximately $0.6 million.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the statements of operations.

Beneficial Conversion Feature – SafeOp Convertible Notes

In March 2019, the Company’s Convertible Note outstanding reached maturity and allowed for the noteholders to elect settlement in cash or shares of common stock.  As the Convertible Note provided the holders the benefit to convert to shares of common stock, a beneficial conversion feature (“BCF”) with a calculated intrinsic fair value at issuance of $0.2 million existed as of the date the Convertible Note was able to be converted into shares of common stock. Although the holders elected for cash settlement, the BCF was required to be recognized as interest expense on the Company’s consolidated statement of operations and within additional paid-in-capital within the Company’s condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of March 31, 2019. The fair value of the contingent consideration liability assumed in the SafeOp acquisition was recorded as part of the purchase price consideration of the acquisition. The contingent consideration related to the SafeOp acquisition is classified within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 (in thousands):

Level 3 Liabilities
Balance at January 1, 2019	$2,600
Settlement of Milestone #2	(2,889)
Change in fair value measurement	289
Balance at March 31, 2019	$—

During the three months ended March 31, 2019, the Company achieved the second of the two milestones which was settled through the issuance of 886,843 shares of the Company’s common stock. See Note 8 for further information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2019 and elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected certain practical expedients permitted under the transition guidance. As part of the adoption, the Company recorded a ROU asset and liability upon adoption of the guidance pertaining to its long-term real estate lease for its corporate facilities. No cumulative-effect adjustment was needed.

Recently Issued Accounting Pronouncements

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

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable	$13,966	$15,291
Allowance for doubtful accounts	(206)	(196)
Accounts receivable, net	$13,760	$15,095

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$5,862	$5,813
Work-in-process	805	952
Finished goods	43,613	39,758
	50,280	46,523
Less reserve for excess and obsolete finished goods	(19,114)	(17,758)
Inventories, net	$31,166	$28,765

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2019	December 31, 2018
Surgical instruments	4	$52,441	$54,848
Machinery and equipment	7	5,993	5,971
Computer equipment	3	3,307	3,104
Office furniture and equipment	5	1,195	1,155
Leasehold improvements	various	1,765	1,765
Construction in progress	n/a	53	92
		64,754	66,935
Less accumulated depreciation and amortization		(51,933)	(53,700)
Property and equipment, net		$12,821	$13,235

Total depreciation expense was $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. At both March 31, 2019 and December 31, 2018, assets recorded under capital leases of $0.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	March 31, 2019	December 31, 2018
Developed technology	10	$26,976	$26,976
Intellectual property	—	1,004	1,004
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	4	7,458	7,458
Distribution network	3	4,027	4,027
In process research and development	19	8,800	8,800
		54,593	54,593
Less accumulated amortization		(28,367)	(28,185)
Intangible assets, net		$26,226	$26,408

Total amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Future amortization expense related to intangible assets as of March 31, 2019 is as follows (in thousands):

Year Ending December 31,
Remainder of 2019	$1,558
2020	1,890
2021	1,890
2022	1,890
2023	1,890
Thereafter	17,108
$26,226

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Commissions and sales milestones	$3,885	$3,594
Payroll and payroll related	3,419	3,222
Litigation settlement obligation	4,400	4,400
Professional fees	2,366	2,637
Royalties	1,471	1,354
Restructuring and severance accruals	162	710
Taxes	31	(3)
Interest	127	261
Acquisition related - contingent consideration	-	2,600
Other	2,666	3,541
Total accrued expenses	$18,527	$22,316

4. Discontinued Operations

In connection with the sale of the International Business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the three months ended March 31, 2019, Globus notified the Company that it will exercise the option to extend the agreement an additional twelve months through August 2020. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement.

During the three months ended March 31, 2019, the Company recorded $1.6 million in revenue and $1.4 million in cost of revenue from the Supply Agreement in continuing operations. Included in the results of continuing operations for the three months ended March 31, 2018 are revenues of $2.1 million and cost of revenue of $2.0 million from the Supply Agreement. Sales, general and administrative expenses pertaining to discontinued operations on the Company’s condensed consolidated statements of operations were immaterial for the three months ended March 31, 2019 and 2018.

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and provided for a term loan commitment up to $5 million.  As of March 31, 2019, $10.6 million was outstanding under the revolving line of credit. The principal balance outstanding under the revolving line of credit is due in December 2022.

Amounts outstanding under the revolving line of credit accrue interest at the London Interbank Offered Rate (“LIBOR”) plus 6.0%, reset monthly. At March 31, 2019, the revolving line of credit carried an interest rate of 8.50%, with interest payable monthly. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets.

At March 31, 2019, $1.2 million remains as an unamortized debt discount related to the Amended Credit Facility on the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

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

On March 8, 2018, the Company entered into a Seventh Amendment to the Amended Credit Facility to extend the date that the financial covenants of the Amended Credit Facility are effective from April 2018 to April 2019, and established a minimum liquidity covenant of $5.0 million through March 2019. On November 6, 2018, the Company entered into the Eighth Amendment to the MidCap Facility to extend the date that the financial covenants of the MidCap Facility are effective from April 2019 to April 2020, and extended the minimum liquidity covenant through March 2020. The Company was in compliance with the covenants under the Amended Credit Facility at March 31, 2019.

Squadron Credit Agreement

On November 6, 2018, the Company closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry.  Net proceeds of approximately $34.1 million were used to retire the Company’s existing $29.2 million term debt with Globus, with the remainder of the proceeds used for general corporate purposes.

The debt has a five-year maturity and bears interest at LIBOR plus 8% (10.5% as of March 31, 2019) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a $25 million lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

The credit agreement also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Squadron’s right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreement contains various covenants, including monthly compliance certifications and compliance with government regulations and maintenance of insurance, and prohibitions against certain specified actions, including acquiring any new equipment financings over a specified amount. The credit agreement also contains various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. The Company was in compliance with the covenants under the credit agreement at March 31, 2019.

In connection with the financing, the Company issued warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. The warrants have a seven-year term and are immediately exercisable. See Note 10 for further detail on the warrants.

As of March 31, 2019, the debt is recorded at its carrying value of $32.2 million, net of issuance costs, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The debt issuance costs are being amortized into interest expense over the five-year term utilizing the effective interest rate method.

In March 2019, the Company closed on an expanded credit facility with Squadron for up to $30 million in additional secured financing. This additional financing has been made available under the Company’s existing credit facility with Squadron. No amounts have been drawn on the expanded credit facility as of March 31, 2019. Any amounts drawn will be used for general corporate purposes. The additional borrowings under the credit facility will mature concurrent with the current secured financing from Squadron and bear interest at the same rate and subject to the same 10% floor and 13% ceiling. For any draws taken, interest-only payments are due monthly through May 2021, followed by principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. At such time as the Company makes its first draw under the Expanded Credit Facility, the Company will issue to Squadron warrants to purchase 4.8 million shares of the Company’s common stock at an exercise price of $2.17 per share. The warrants will have a seven-year term and will be immediately exercisable upon issuance. The Company accounted for the amendment as a debt modification with continued amortization of the existing and inclusion of the new debt issuance costs of $0.3 million amortized into interest expense utilizing the effective interest rate method. The warrants will be recorded upon issuance utilizing the monte-carlo simulation model to value the warrants and they will be recorded within equity in accordance with authoritative accounting guidance and as a debt discount to the total amount outstanding under the Squadron agreements. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method.

Inventory Financing

The Company has an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% subject to the same 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The obligation outstanding under the Inventory Financing Agreement as of March 31, 2019 was $0.8 million.

Principal payments remaining on the Company's debt were as follows as of March 31, 2019 (in thousands):

Year Ending December 31,
Remainder of 2019	$566
2020	47
2021	4,483
2022	18,306
2023 and thereafter	23,617
Total	47,019
Add: capital lease principal payments	123
Less: unamortized debt discount and debt issuance costs	(3,964)
Total	43,178
Less: current portion of long-term debt	(619)
Long-term debt, net of current portion	$42,559

6. Commitments and Contingencies

Capital Lease

The Company has one outstanding capital lease arrangement for the lease of equipment as of March 31, 2019 that matures in 2022. The lease bears interest at an annual rate of 6.40% per annum, is due in monthly principal and interest installments and is collateralized by the related equipment. The total capital lease commitment outstanding as of March 31, 2019 and December 31, 2018 was $0.1 million in both periods.

Operating Lease

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 10.5% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three months ended March 31, 2019 was immaterial.

The Company determines if an arrangement is a lease at inception. The Company has operating leases for its buildings and certain equipment with lease terms of one year to 5.5 years, some of which include options to extend and/or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion and were not included in the calculation of the Company’s lease liability as the Company is not able to determine without uncertainty if the renewal option will be exercised. The depreciable life of assets and leasehold improvements are limited to the expected term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any variable lease payments, residual value guarantees or any restrictive covenants.

The Company’s ROU asset represents the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease or the ASC 842 adoption date, whichever is later, based on the present value of lease payments over the lease term. When readily determinable, the Company uses the implicit rate in determining the present value of lease payments, or 10.5% as of the adoption date. When leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date or adoption date, including the lease term. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Future minimum annual lease payments under such leases are as follows as of March 31, 2019 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2019	$1,033
2020	1,416
2021	849
Total undiscounted lease payments	3,298
Less: present value adjustment	(388)
Operating lease liability	2,910
Less: current portion of operating lease liability	(1,132)
Operating lease liability, less current portion	$1,778

As of March 31, 2019, the Company’s remaining lease term is 2.3 years. Rent expense under operating leases for the three months ended March 31, 2019 and 2018 was $0.3 million for both periods. The Company paid $0.3 million of cash payments related to its operating lease agreement for the three months ended March 31, 2019.

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

On September 13, 2018, NuVasive filed an Amended Complaint for Patent Infringement, asserting additional infringement claims of U.S. Patent Nos. 9,924,859, 9,974,531 and 8,187,334. The Company filed its answer, affirmative defenses and counterclaims to NuVasive’s claims on October 12, 2018.  On October 26, 2018, NuVasive moved to dismiss the Company’s counterclaims that NuVasive intentionally had misled the U.S. Patent and Trademark Office as a means of obtaining certain patents asserted against the Company.  On January 30, 2019, the Court denied NuVasive’s motion as to all but one of the Company’s counterclaims.  The Court granted NuVasive’s motion with respect to one counterclaim, but granted the Company leave to amend its counterclaim to cure the dismissal.  The Company amended that counterclaim on February 14, 2019.  On February 28, 2019, NuVasive moved to dismiss the amended counterclaim.  On March 29, 2019, the Court denied NuVasive’s motion.  NuVasive filed its Answer to the amended counterclaim on April 12, 2019.

On December 13, 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of U.S. Patent No. 8,361,156. On December 21, 2018, the Company filed a similar petition with PTAB challenging the validity of certain claims of U.S. Patent No. 8,187,334.  The Company expects the PTAB to issue its decisions on the matters in the second half of 2019.  On February 6, 2019, upon joint motion of the parties, the Court stayed all proceedings in this matter, except as noted above, pending PTAB’s determination of whether to institute inter partes review of the asserted claims of the two patents at issue and vacated the trial date. The Company anticipates that the stay of proceedings will remain in effect until at least July 2019.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant.  As of March 31, 2019, the Company has not recorded any liability on the consolidated balance sheet related to this matter. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing a portion of the legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenues. As of March 31, 2019, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $5.8 million through 2023 and beyond.

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. The $5 million is classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital and its affiliates. See Note 12 for further information.

As of March 31, 2019, the Company has made installment payments in the aggregate of $37.3 million, with a remaining outstanding balance of $20.5 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

8. Acquisition of SafeOp Surgical, Inc.

On March 9, 2018, the Company acquired SafeOp, a privately-held provider of neuromonitoring technology designed to enable effective intra-operative nerve health assessment. At the time of the acquisition, SafeOp had FDA 510(k) approval for a somatosensory evoked potential (“SSEP”) monitoring technology. The Company has developed a product that will allow for both free run and triggered specific recording of muscle activity, also known as Electromyography (“EMG”). The Company received FDA clearance for SafeOp’s EMG technology in February 2019 to complement the SSEP solution, and anticipates commercialization of the combined technology solution in mid-2019. In addition to expanding the Company’s market presence in lateral spine surgery, the Company believes that the SafeOp solution will allow it to integrate neuromonitoring into its broader product portfolio and accelerate the transition to procedural integration of the entire portfolio.

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

In March 2018, the Company also issued $3 million in convertible notes that were convertible into a total of 987,578 shares of common stock, which included total expected interest to be incurred, and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share.  The convertible notes matured on March 9, 2019 and were settled in cash. Upon maturity, the Company recognized the value associated with the beneficial conversion feature calculated at issuance of $0.2 million within interest expense on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2019. Shares of common stock were issued upon achievement of post-closing milestones as described further below. The warrants remain outstanding as of March 31, 2019.

The first of the two milestones was achieved during the year ended December 31, 2018 and resulted in the issuance of 443,421 shares of common stock as payment. During the three months ended March 31, 2019, the second milestone pertaining to regulatory approval was achieved and the Company issued 886,843 shares of common stock as payment. Prior to achievement, the contingent consideration was recorded as a liability and measured at fair value using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones. The fair value of the contingent consideration, and the associated liability relating to the contingent consideration at each reporting date, was re-assessed with the changes in fair value reflected in earnings. For the three months ended March 31, 2019, the fair value for the contingent consideration increased by $0.3 million due to the proximity of the achievement of the milestone. The amount was recorded within research and development expense on the condensed consolidated statement of operations and a corresponding increase in the liability on the Company’s condensed consolidated balance sheet. The full liability was relieved upon achievement of the remaining milestone during the period.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Loss from continuing operations	$(12,916)	$(1,854)
Loss from discontinued operations	(52)	(62)
Net loss	$(12,968)	$(1,916)
Denominator:
Weighted average common shares outstanding	45,310	21,212
Weighted average unvested common shares subject to repurchase	(290)	—
Weighted average common shares outstanding—basic and diluted	45,020	21,212
Net loss per share, basic and diluted:
Continuing operations	$(0.29)	$(0.09)
Discontinued operations	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.29)	$(0.09)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	4,670	3,180
Unvested restricted share awards	3,761	2,034
Series A Convertible Preferred Stock	164	2,022
Series B Convertible Preferred Stock	—	14,349
Convertible Notes	—	988
Warrants to purchase common stock	22,302	23,182
Total	30,897	45,755

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan (the “Amendment”).  The Amendment increases the maximum aggregate number of shares with respect to one or more stock rights that may be granted to any one person during any fiscal year from 500,000 to 1,250,000.

Total stock-based compensation for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenues	$28	$22
Research and development	462	(116)
Sales, general and administrative	1,122	713
Total	$1,612	$619

The negative stock-based compensation expense recorded within the Company’s research and development expense in 2018 is a result of the revaluation of the Company’s Elite Medical Holdings and Pac 3 Surgical Collaboration liability, which was subsequently terminated during the first quarter of 2018.

Shares Reserved for Future Issuance

As of March 31, 2019, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

March 31, 2019
Stock options outstanding	4,670
Unvested restricted stock award	3,761
Employee stock purchase plan	223
Series A convertible preferred stock	164
Warrants outstanding	22,302
Distributor and Development Services plans	3,985
Authorized for future grant under the Company equity plans	461
Total	35,566

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

During the three month ended March 31, 2019 and 2018, 3,715 and 1,274 shares of Series A Convertible Preferred Stock were converted into 1,857,586 and 636,997 shares of common stock. As of March 31, 2019, there were 328 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 164,087 shares of common stock.

2017 Warrants

In connection with the 2017 Private Placement, the Company issued warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “2017 Common Stock Warrants”). The Company also issued warrants to purchase common stock to the exclusive placement agents for the issuance (the “2017 Banker Warrants”). The 2017 Banker Warrants were for the purchase of up to an aggregate of 471,600 shares of the Company’s common stock with substantially the same terms as the 2017 Common Stock Warrants, except that they have an exercise price equal $2.50 per share. The 2017 Common Stock Warrants and the 2017 Banker Warrants (collectively, the “2017 Warrants”) expire on June 15, 2022. The 2017 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

In conjunction with the 2018 Private Placement described further below, during the three months ended March 31, 2018, a holder of 2.4 million 2017 Warrants exercised 1.7 million 2017 Warrants at the original exercise price of $2.00 per warrant in exchange for the issuance of additional warrants. As a result of the warrant exercise, the Company received gross proceeds of $3.4 million on March 8, 2018.

During the three months ended March 31, 2018, excluding the $3.4 million described above, the Company received proceeds of approximately $0.9 million in connection with the exercise of approximately 0.4 million of 2017 Common Stock Warrants, respectively. There were no 2017 Warrant exercises during the three months ended March 31, 2019. As of March 31, 2019, there were 3,757,000 2017 Common Stock Warrants outstanding.

During the three months ended March 31, 2018, 304,182 of the 2017 Banker Warrants were exercised for total cash proceeds upon exercise of $0.8 million during the period. There were no 2017 Banker Warrant exercises for the three months ended March 31, 2019. A total of 167,418 of the 2017 Banker Warrants remained outstanding as of March 31, 2019.

All the 2017 Warrants were deemed to qualify for equity classification under authoritative accounting guidance.

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

Pursuant to the terms of the purchase agreement entered into in connection with the 2018 Private Placement, from the date of the stockholder approval of the 2018 Private Placement, or May 17, 2018, through the first anniversary of the effective date of the resale registration statement related to the 2018 Private Placement, or May 11, 2019, if the Company issues any shares of common stock or common stock equivalents, subject to certain permitted exceptions, at a price below the conversion price on the date stockholder approval was obtained (a “Dilutive Issuance”), the Company is required to issue an additional number of shares of common stock to the purchasers in the 2018 Private Placement in amount equal the number of shares of common stock such purchasers would have received if the Dilutive Issuance occurred prior to the date the Company’s stockholders approved the 2018 Private Placement.

2018 Warrants

The 2018 Common Stock Warrants (the “2018 Warrants”) have a five year life and are exercisable for cash or by cashless exercise. Some of the 2018 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to us, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

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

2017 Distributor Inducement Plan

In December 2017, the Board of Directors approved and adopted the 2017 Distributor Inducement Plan which authorizes the Company to issue to distributors restricted shares of common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issuable with an exercise price equal to the fair market value of the common stock on the date of issuance. Each warrant and common stock issuance is subject to a time-based or net sales-based vesting provision. The Board of Directors authorized the grant of up to 1,000,000 shares of common stock under the 2017 Distributor Inducement Plan. As of March 31, 2019, 0.3 million warrants and 17,000 shares of common stock were earned under the 2017 Distributor Inducement Plan. Total expense for the plan was $0.1 million for both the three months ended March 31, 2019 and 2018.

In December 2017, the Board of Directors also authorized grant of warrants to purchase 50,000 of the Company’s common stock, and 75,000 restricted stock units to a distributor of which 15,000 were earned and issued. These warrants and restricted stock units are subject to time based and net sales based vesting conditions.

2017 Development Services Plan

In December 2017, the Board approved and adopted the 2017 Development Services Plan which authorizes the Company to enter into Development Services Agreements with third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the option of the developer. Each common stock issuance would be subject to net sales-based vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Board of Directors authorized the grant of up to 3,000,000 shares of common stock under the Development Services Plan. As of March 31, 2019, 2.3 million shares of common stock have been designated under the 2017 Development Services Plan, but no common stock elections, grants or cash payouts have been made as of March 31, 2019.

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

The unrecognized tax benefits at March 31, 2019 and December 31, 2018 were $4.4 million for both periods, with no changes occurring during the three month period. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

The income tax benefit from continuing operations for the three months ended March 31, 2019 consists primarily of a release of the valuation allowance due to an increase in net deferred tax liabilities recorded as a result of the acquisition of SafeOp. The Company’s effective tax rate of (0.24)% for the three months ended March 31, 2019 differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance related to the SafeOp acquisition, as noted above.

12. Related Party Transactions

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of March 31, 2019. The $5 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates.

Certain of the Company’s board of directors and senior management participated in the March 2017 and 2018 Private Placements.

13. Restructuring

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

Balance at January 1, 2019	$710
Accrued restructuring charges	60
Payments	(608)
Balance at March 31, 2019	$162

All activities and costs are expected to be completed during 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 29, 2019. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

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

We have made significant progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 72% for the three months ended March 31, 2018 to 84% for the three months ended March 31, 2019.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned agents are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

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

Transaction related expenses. Reflects the recognition of transaction expenses incurred as part of the SafeOp acquisition.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from newly implemented accounting policies related to revenues discussed below and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2019 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

Leases

Effective January 1, 2019, we adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. We determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date, or the adoption date, if later, and thereafter if modified. We recognized a right-of-use asset for our operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We applied the new guidance to our existing facility lease at the time of adoption and recognized a right-of-use asset of $2.4 million and operating lease liability of $2.9 million and recorded a reversal of the previous deferred rent balance under the previous lease guidance of approximately $0.6 million.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the statements of operations and comprehensive loss.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenue from U.S. products	$22,955	$19,201
Revenue from international supply agreement	1,600	2,106
Total revenues	24,555	21,307
Cost of revenues	7,987	6,402
Gross profit	16,568	14,905
Operating expenses:
Research and development	3,469	1,786
Sales, general and administrative	21,000	17,257
Litigation-related expenses	2,623	580
Amortization of intangible assets	182	177
Transaction-related expenses	—	1,542
Gain on settlement	—	(6,168)
Restructuring expenses	60	398
Total operating expenses	27,334	15,572
Operating loss	(10,766)	(667)
Total other income (expense), net	(2,119)	(1,645)
Loss from continuing operations before taxes	(12,885)	(2,312)
Income tax (benefit) provision	31	(458)
Loss from continuing operations	(12,916)	(1,854)
Loss from discontinued operations, net of applicable taxes	(52)	(62)
Net loss	$(12,968)	$(1,916)

	Three Months Ended
	March 31,
	2019	2018
Revenues by source
Revenue from U.S. products	$22,955	$19,201
Revenue from international supply agreement	1,600	2,106
Total revenues	$24,555	$21,307

Gross profit by source
Revenue from U.S. products	$16,394	$14,767
Revenue from international supply agreement	174	138
Total gross profit	$16,568	$14,905

Gross profit margin by source
Revenue from U.S. products	71.4%	76.9%
Revenue from international supply agreement	10.9%	6.6%
Total gross profit margin	67.5%	70.0%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues. Revenues were $24.6 million for the three months ended March 31, 2019 compared to $21.3 million for the three months ended March 31, 2018, representing an increase of $3.3 million, or 15.5%.

Revenue from U.S. products were $23.0 million for the three months ended March 31, 2019 compared to $19.2 million for the three months ended March 31, 2018, representing an increase of $3.8 million, or 19.8% . The increase in revenue for the three months ended March 31, 2019 was attributed primarily to our focus on our strategic distribution channel, as detailed below (in thousands):

	Three Months Ended March 31,				Increase (Decrease)
	2019		2018		$	%
U.S. revenues by distributor type:
Strategic distribution	$19,372	84%	$13,873	72%	$5,499	40%
Legacy and terminated distribution	3,583	16%	5,328	28%	(1,745)	-33%
Total U.S. revenues	$22,955	100%	$19,201	100%	$3,754	20%

Revenue from international supply agreement which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, were $1.6 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018, representing a decrease of $0.5 million. We expect these revenues to continue to decrease over the next several quarters, as Globus continues to register its own products in international markets. Globus has the option to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the three months ended March 31, 2019, Globus notified us that it will exercise the option to extend the agreement an additional twelve months through August 2020.

Cost of revenues. Cost of revenues was $8.0 million for the three months ended March 31, 2019 compared to $6.4 million for the three months ended March 31, 2018, representing an increase of $1.6 million, or 25.0%.

Cost of revenue from U.S. products for the three months ended March 31, 2019 was $6.6 million compared to $4.4 million for the three months ended March 31, 2018, representing an increase of $2.2 million, or 50.0%. The increase is primarily due to an increase in excess and obsolescence expense as we are launching newly developed products and phasing out older, legacy products.

Cost of revenues from international supply agreement were $1.4 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. This decrease was attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $16.6 million for the three months ended March 31, 2019 compared to $14.9 million for the three months ended March 31, 2018, representing an increase of $1.7 million, or 11.4%.

Gross profit margin from U.S. product revenue was 71.4% for the three months ended March 31, 2019 compared to 76.9% for the three months ended March 31, 2018. The decrease is attributable to an increase in excess and obsolescence expense as we are launching newly developed products and phasing out older products.

Gross profit margin from international supply agreement was 10.9% for the three months ended March 31, 2019 compared to 6.6% for the three months ended March 31, 2018. The changes in gross margin from other revenues was primarily related to the impact of fixed minimum royalty costs, product mix, and to a lesser extent, decrease in average selling price for certain products.

Research and development expense. Research and development expense increased $1.7 million, or 94.4% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily related to the integration of the SafeOp technology into our product portfolio, as evidenced by the achievement of the second SafeOp contingent consideration milestone, an increase of personnel related costs as well as increased product development costs and related research expenses. We expect research and development expenses to increase in future periods as we hire additional engineering and development talent, and continue to invest in our product pipeline.

Sales, general and administrative expense. Sales, general and administrative expense increased $3.7 million, or 21.4% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily related to increased commission and related sales compensation expenses associated with our increase in U.S. revenue, as well as increased marketing efforts, including additional headcount. Additionally, our stock-based compensation increased during the first quarter 2019.  We expect our sales, general and administrative expenses to increase in absolute dollars in line with expected increase in our U.S. product revenue.

Litigation-related expenses. Litigation-related expenses of $2.6 million for the three months ended March 31, 2019 and $0.6 million for the three months ended March 31, 2018 are costs incurred for our ongoing litigation, primarily with NuVasive, Inc. We expect these expenses to decrease in future periods.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction-related expenses. Transaction-related expenses of $1.5 million for the three months ended March 31, 2018 are attributed to advisory and legal fees and other transaction costs incurred in connection with the SafeOp acquisition.

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

Restructuring expense.  Restructuring expense was $0.1 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2018, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Total other income (expense), net. Total other income (expense), net, increased $0.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to our new debt arrangements.

Income tax provision (benefit). The 2018 income tax benefit from continuing operations primarily consists of the release of the valuation allowance related to the SafeOp acquisition, partially offset by state taxes. ASC 740-20 requires total income tax expense or benefit to be allocated among continuing operations, discontinued operations, extraordinary items, other comprehensive income and items charged directly to shareholders’ equity. This allocation is referred to as intra-period tax allocation. Accordingly, we are required to allocate the provision or benefit for income taxes between continuing operations and discontinued operations.

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings, including our private placement in March 2018 (“2018 Private Placement”). As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At March 31, 2019, our principal sources of liquidity consisted of cash of $16.4 million and accounts receivable (net) of $13.8 million.  We believe that our current available cash, combined with the availability of our Expanded Credit Facility with Squadron Capital (described below) and draws on our revolving credit facility, will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following our financial statement issuance date.

Historically, our principal sources of cash have included customer payments from the sale of our products, proceeds from the issuance of common and preferred stock and proceeds from the issuance of debt. Our principal uses of cash have included cash used in operations, payments relating to purchases of surgical instruments, repayments of borrowings under the Amended Credit Facility, payments due under the Orthotec settlement agreement and acquisitions of businesses and intellectual property rights. We expect that our principal uses of cash in the future will be similar. We expect that, as our revenues grow, our sales and marketing, research and development expenses and our capital expenditures will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.  We expect operating losses and negative cash flows to continue for at least the next year as we continue to incur costs related to the execution of our operating plan and introduction of new products.

On March 27, 2019, we closed on an expanded credit facility with Squadron for up to $30 million in additional secured financing. This additional financing will be made available under our existing credit facility with Squadron. No amounts have been drawn on the expanded credit facility as of its issuance date. Any amounts drawn will be used for general corporate purposes.  The additional borrowings under the credit facility will mature concurrent with the current secured financing from Squadron and bear interest at LIBOR plus 8% per annum, subject to a 10% floor and a 13% ceiling. For any draws taken, interest-only payments are due monthly through May 2021, followed by principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. At such time as we make our first draw under the Expanded Credit Facility, we will issue to Squadron warrants to purchase 4.8 million shares of the Company’s common stock at an exercise price of $2.17 per share. The warrants will have a seven-year term and will be immediately exercisable upon issuance.

We may seek additional funds from public and private equity or debt financings, borrowings under new or existing debt facilities or other sources to fund our projected operating requirements.  However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected. As more fully described below, our debt agreements include traditional lending and reporting covenants, including a financial covenant that requires us to maintain a minimum fixed charge coverage ratio beginning in April 2020 and a minimum liquidity covenant of $5.0 million effective through March 2020.  Should at any time we fail to maintain compliance with these covenants, we will need to seek waivers or amendments to the debt agreements. If we are unable to secure such waivers or amendments, we may be required to classify our obligations under the debt agreements in current liabilities on our consolidated balance sheet. We may also be required to repay all or a portion of outstanding indebtedness under the debt agreements, which would require us to obtain further financing. We were in compliance with the covenants under the credit agreement at March 31, 2019.

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits, may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of March 31, 2019.

Amended Credit Facility, Squadron Credit Agreement and Other Debt

Our Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million. As of March 31, 2019, $10.6 million was outstanding under the revolving line of credit.

The revolving line of credit accrues interest at LIBOR plus 6.0%, reset monthly. At March 31, 2019, the revolving line of credit carried an interest rate of 8.50%. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On September 1, 2016, we entered into the Globus facility, pursuant to which Globus agreed to loan us up to $30 million. We made an initial draw of $25 million under the Globus facility with an additional draw of $5 million made in the fourth quarter of 2016. In November 2018, the $29.2 million outstanding was paid in full.

On November 6, 2018, we closed the $35.0 million Term Loan with Squadron for net proceeds of approximately $34.1 million, which were partially used to retire our existing $29.2 million term debt with Globus noted above. The debt has a five-year maturity and bears interest at LIBOR plus 8% (10.5% as of March 31, 2019) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a $25 million lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

The Term Loan also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in Squadron’s right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreement contains various covenants, including various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. We were in compliance with the covenants under the credit agreement at March 31, 2019.

We entered into an Inventory Financing Agreement whereby we may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% and also includes a 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. Should we elect to prepay the Squadron credit agreement, all amounts due under the Inventory Financing Agreement will become mandatorily due.

As of March 31, 2019, we have made $37.3 million in Orthotec settlement payments and there remains an aggregate $20.5 million of Orthotec settlement payments (including interest) to be paid by us.

Operating Activities

We used net cash of $7.9 million from operating activities for the three months ended March 31, 2019. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, beneficial conversion feature from our convertible notes which matured during the quarter, and the contingent consideration fair market value adjustment of $6.5 million and working capital and other assets used cash of $1.4 million.

Investing Activities

We used cash of $1.1 million in investing activities for the three months ended March 31, 2019 primarily for the purchase of surgical instruments to support the commercial launch of new products.

Financing Activities

Financing activities used cash of $3.7 million for the three months ended March 31, 2019, primarily attributed to the principal payments on our term loan totaling $3.0 million. Under the MidCap Amended Credit Facility, we made net payments under the lines of credit of $0.4 million and paid $0.3 million for the Squadron Amendment cost during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2019 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2019 (remainder)	2020	2021	2022	2023	Thereafter
Amended Credit Facility with MidCap	$11,346	$125	$—	$—	$11,221	$—	$—
Inventory financing	784	—	—	—	—	784	—
Squadron Term Loan	35,300	300	—	4,483	7,685	22,832	—
Interest expense	21,104	4,069	5,402	5,272	4,538	1,823	—
Note payable for software agreements and insurance premiums	613	566	47	—	—	—	—
Capital lease obligations	139	28	37	37	37	—	—
Facility lease obligation	3,298	1,033	1,416	849	—	—	—
Other operating lease obligations	697	220	295	182	—	—	—
Litigation settlement obligations, gross (2)	20,225	3,263	3,938	4,340	4,329	4,323	32
Guaranteed minimum royalty obligations	5,796	893	943	918	918	918	1,206
License agreement milestones (1)	2,250	700	650	250	450	—	200
Total	$101,552	$11,197	$12,728	$16,331	$29,178	$30,680	$1,438

(1)	These commitments represent payments in cash, and are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved beginning in 2019.
(2)

Represents gross payments due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital is obligated to pay $5 million of the settlement amount, with payments beginning in the fourth quarter of 2020 and continuing through 2021. See Note 12 of our Notes to Condensed Consolidated Financial Statements for further information.

Real Property Leases

In January 2016, we entered into a lease agreement (the “Building Lease”) for office, engineering, and research and development space in Carlsbad, California with the lease term through July 31, 2021. Under the Building Lease our monthly rent payable is approximately $105,000 during the first year and increases by approximately $3,000 each year thereafter.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to revenue recognition discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 29, 2019.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Other outstanding debt consists of fixed rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Globus Facility Agreement, notes payable and capital leases.

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2019, our outstanding floating rate indebtedness totaled $46.4 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level for the interim periods ended and as of June 30, 2018 and September 30, 2018 and as of December 31, 2018. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our lack of sufficient oversight and review to ensure the complete and proper application of U.S. GAAP associated with complex equity transactions. We identified and reported this weakness to both the Audit Committee of our Board of Directors. A material weakness existed as of December 31, 2018 that was remediated during the first quarter 2019. All controls were deemed to be functioning effectively as of March 31, 2019.

Remediation of the Material Weakness during the first quarter 2019

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

However, the material weakness will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 29, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Ninth Amendment to Credit, Security and Guaranty Agreement, dated as of March 27, 2019, with MidCap Funding IV Trust, as a lender and other lenders from time to time a party thereto (filed herein)

10.2

First Amendment to Credit, Security and Guaranty Agreement between Alphatec Holdings, Inc., Alphatec Spine, Inc. and SafeOp Surgical, Inc. and Squadron Medical Finance Solutions LLC, dated March 27, 2019 (filed herein)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for Three Months Ended March 31, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: May 10, 2019