Form 10-Q
period 2019-09-30
Alphatec Holdings, Inc.
filed 2019-11-01
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, there were 61,361,150 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash	$57,843	$29,054
Accounts receivable, net	15,430	15,095
Inventories, net	33,065	28,765
Prepaid expenses and other current assets	10,649	2,030
Withholding tax receivable from officer	203	350
Current assets of discontinued operations	214	242
Total current assets	117,404	75,536
Property and equipment, net	18,723	13,235
Operating lease right-of-use asset	2,112	—
Goodwill	13,897	13,897
Intangibles, net	25,882	26,408
Other assets	214	347
Noncurrent assets of discontinued operations	51	54
Total assets	$178,283	$129,477
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,010	$4,399
Accrued expenses	22,972	22,316
Current portion of long-term debt	836	3,276
Current portion of operating lease liability	1,263	—
Current liabilities of discontinued operations	504	621
Total current liabilities	31,585	30,612
Long-term debt, less current portion	51,094	42,299
Operating lease liability	1,265	—
Other long-term liabilities	13,082	15,389
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2019 and December 31, 2018; 3,319 shares issued and outstanding at both September 30, 2019 and December 31, 2018	23,603	23,603
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at September 30, 2019 and December 31, 2018; 0 and 4 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Series B convertible preferred stock, $0.0001 par value; 45 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000 shares authorized at September 30, 2019 and December 31, 2018; 60,983 issued and 60,665 outstanding at September 30, 2019 net of 318 unvested shares and 43,368 shares issued and outstanding at December 31, 2018	6	4
Treasury stock, at cost, 2 shares, at both September 30, 2019 and December 31, 2018	(97)	(97)
Additional paid-in capital	603,518	523,525
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,120	1,064
Accumulated deficit	(541,893)	(501,922)
Total stockholders’ equity	57,654	17,574
Total liabilities and stockholders’ equity	$178,283	$129,477

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Revenue from U.S. products	$28,051	$20,996	$77,099	$60,606
Revenue from international supply agreement	1,150	2,006	3,976	5,745
Total revenues	29,201	23,002	81,075	66,351
Cost of revenues	9,268	6,796	25,688	19,686
Gross profit	19,933	16,206	55,387	46,665
Operating expenses:
Research and development	3,962	3,157	10,791	6,952
Sales, general and administrative	26,792	18,833	72,360	53,628
Litigation	604	1,329	4,427	4,143
Amortization of intangible assets	172	187	526	551
Transaction-related expenses	—	66	—	1,546
Gain on settlement	—	—	—	(6,168)
Restructuring	—	167	60	758
Total operating expenses	31,530	23,739	88,164	61,410
Operating loss	(11,597)	(7,533)	(32,777)	(14,745)
Total other expenses, net	(2,926)	(1,754)	(6,966)	(5,183)
Loss from continuing operations before taxes	(14,523)	(9,287)	(39,743)	(19,928)
Income tax provision (benefit)	20	26	122	(1,697)
Loss from continuing operations	(14,543)	(9,313)	(39,865)	(18,231)
Loss from discontinued operations, net of applicable taxes	(24)	(42)	(106)	(116)
Net loss	$(14,567)	$(9,355)	$(39,971)	$(18,347)
Net loss per share, basic and diluted:
Continuing operations	$(0.26)	$(0.22)	$(0.81)	$(0.56)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.26)	$(0.22)	$(0.81)	$(0.56)
Shares used in calculating basic and diluted net loss per share	55,736	42,497	49,252	32,658

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(14,567)	$(9,355)	$(39,971)	$(18,347)
Foreign currency translation adjustments related to continuing operations	(37)	(47)	56	(59)
Comprehensive loss	$(14,604)	$(9,402)	$(39,915)	$(18,406)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2018	19,857	$2	5	$—	—	$—	$436,803	$(5,000)	$(97)	$1,093	$(459,459)	$(26,658)
Stock-based compensation	—	—	—	—	—	—	812	—	—	—	—	812
Issuance of Series B preferred stock, net of offering costs of $2.6 million	—	—	—	—	45	—	42,823	—	—	—	—	42,823
Common stock issued for conversion of Series A preferred stock	637	—	(1)	—	—	—	—	—	—	—	—	—
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	38	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for warrant exercises	2,061	—	—	—	—		4,128	—	—	—	—	4,128
Issuance of common stock and warrants for the acquisition of SafeOp	2,975	—	—	—	—	—	11,468	—	—	—	—	11,468
Prepaid forward contract for the additional shares to be issued for the acquisition of SafeOp	—	—	—	—	—	—	938	—	—	—	—	938
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Net loss			—		—						(1,916)	(1,916)
Balance at March 31, 2018	25,568	2	4	—	45	—	496,972	(5,000)	(97)	1,071	(461,375)	31,573
Stock-based compensation	—	—	—	—	—	—	1,222	—	—	—	—	1,222
Conversion of Series B preferred stock	—	—	—	—	(45)	—	(42,823)	—	—	—	—	(42,823)
Common stock issued for conversion of Series B preferred stock	14,349	2	—	—	—	—	42,822	—	—	—	—	42,824
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	28	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for warrant exercises	2,250	—	—	—	—		4,500	—	—	—	—	4,500
Issuance of common stock for the acquisition of SafeOp	116	—	—	—	—	—	364	—	—	—	—	364
Prepaid forward contract for the additional shares to be issued for the acquisition of SafeOp	—	—	—	—	—	—	(460)	—	—	—	—	(460)
Common stock issued for employee stock purchase plan and stock option exercises	90	—	—	—	—	—	260	—	—	—	—	260
Series B issuance costs	—	—	—	—	—	—	(174)	—	—	—	—	(174)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	10	—	10
Net loss			—		—						(7,076)	(7,076)
Balance at June 30, 2018	42,401	4	4	—	—	—	502,683	(5,000)	(97)	1,081	(468,451)	30,220
Stock-based compensation	—	—	—	—	—	—	1,716	—	—	—	—	1,716
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	27	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for the acquisition of SafeOp	174	—	—	—	—	—	697	—	—	—	—	697

Prepaid forward contract for the additional shares to be issued for the acquisition of SafeOp	—	—	—	—	—	—	(478)	—	—	—	—	(478)
Issuance of common stock for acquisition of SafeOp - Milestone 1	443	—	—	—	—	—	1,446	—	—	—	—	1,446
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(47)	—	(47)
Net loss			—		—						(9,355)	(9,355)
Balance at September 30, 2018	43,053	$4	4	$—	—	$—	$506,078	$(5,000)	$(97)	$1,034	$(477,806)	$24,213

Balance at January 1, 2019	43,368	$4	4	$—	—	$—	$523,525	$(5,000)	$(97)	$1,064	$(501,922)	$17,574
Stock-based compensation	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Distributor equity incentives	15	—	—	—	—	—	42	—	—	—	—	42
Common stock issued for conversion of Series A preferred stock	1,858	—	(4)	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature - SafeOp Convertible Notes							242				—	242
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	442	—	—	—	—	—	(183)	—	—	—	—	(183)
Issuance of common stock for acquisition of SafeOp - Milestone 2	887	—	—	—	—	—	2,889	—	—	—	—	2,889
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	75	—	75
Net loss			—		—						(12,968)	(12,968)
Balance at March 31, 2019	46,578	4	—	—	—	—	528,094	(5,000)	(97)	1,139	(514,890)	9,250
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	—	—	2,140
Distributor equity incentives	45	—	—	—	—	—	138	—	—	—	—	138
Common stock issued for warrant exercises	255	—	—	—	—	—	723	—	—	—	—	723
Common stock issued for employee stock purchase plan and stock option exercises	278	—	—	—	—	—	664	—	—	—	—	664
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	217	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	13,664	—	—	—	—	13,664
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	18	—	18
Net loss			—		—						(12,436)	(12,436)
Balance at June 30, 2019	47,373	4	—	—	—	—	545,423	(5,000)	(97)	1,157	(527,326)	14,161
Stock-based compensation		—	—	—	—	—	3,411	—	—	—	—	3,411
Common stock issued for conversion of Series A preferred stock	97	—	—	—	—	—	—	—	—	—	—	—
Distributor equity incentives	15	—	—	—	—	—	40	—	—	—	—	40
Common stock issued for warrant exercises	333	—	—	—	—	—	600	—	—	—	—	600
Common stock issued for employee stock purchase plan and stock option exercises	26	—	—	—	—	—	102	—	—	—	—	102
Common stock issued for vesting of performance and restricted stock awards, net of shares repurchased for tax liability	286	—	—	—	—	—	(30)	—	—	—	—	(30)
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for public offering, net of offering costs of $3,689	12,535	2	—	—	—	—	53,972	—	—	—	—	53,974
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Net loss			—		—						(14,567)	(14,567)
Balance at September 30, 2019	60,665	$6	—	$—	—	$—	$603,518	$(5,000)	$(97)	$1,120	$(541,893)	$57,654

See accompanying notes to unaudited condensed consolidated financial statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(39,971)	$(18,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,354	5,066
Stock-based compensation	7,566	3,442
Amortization of debt discount and debt issuance costs	2,332	1,571
Amortization of right-of-use asset	678	—
Provision for doubtful accounts	190	131
Provision for excess and obsolete inventory	6,451	1,612
Deferred income tax benefit	2	(1,227)
Gain on settlement	—	(6,168)
Beneficial conversion feature from convertible notes	242	—
Gain (loss) on disposal of instruments	478	(275)
Accretion to contingent consideration	289	646
Changes in operating assets and liabilities:
Accounts receivable, net	(526)	2,527
Inventories, net	(10,751)	(3,117)
Prepaid expenses and other current assets	263	589
Other assets	127	(48)
Other long-term assets	(2,864)	—
Accounts payable	3,541	922
Accrued expenses and other	3,313	(316)
Lease liability	2,528	—
Other long-term liabilities	(3,296)	(3,528)
Net cash used in operating activities	(24,054)	(16,520)
Investing activities:
Purchases of property and equipment	(10,437)	(3,297)
Cash paid for acquisition of SafeOp Surgical, Inc.	—	(15,103)
Cash paid for acquisition of intangible assets	—	(150)
Cash received from sale of equipment	—	348
Net cash used in investing activities	(10,437)	(18,202)
Financing activities:
Proceeds from public offering, net	53,974	—
Proceeds from sale of common stock, net	2,073	51,554
Borrowings under lines of credit	81,723	67,804
Repayments under lines of credit	(81,161)	(68,581)
Principal payments on capital lease obligations	(22)	(87)
Proceeds from issuance of term debt, net	9,700	—
Principal payments on term loan	(3,068)	(3,275)
Net cash provided by financing activities	63,219	47,415
Effect of exchange rate changes on cash	61	(48)
Net increase (decrease) in cash	28,789	12,645
Cash at beginning of period, including discontinued operations	29,054	22,466
Cash at end of period, including discontinued operations	$57,843	$35,111
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,342	$3,387
Cash paid for income taxes	$102	$109
Purchases of property and equipment in accounts payable	$1,297	$1,277
Common stock warrants issued with term loan draw	$13,664	$—
Common stock issued for achievement of SafeOp contingent consideration	$2,889	$1,446

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”) and SafeOp Surgical, Inc. (“SafeOp”), designs, develops, and markets technology for the treatment of spinal disorders.. The Company markets its products in the U.S. via independent sales agents and a direct sales force.

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

Recent Developments

On August 2, 2019, the Company closed an underwritten public offering (the “Offering”) of a total of 12,535,000 shares of its common stock. The shares were sold pursuant to a purchase agreement dated July 31, 2019 (the “Purchase Agreement”), between the Company and Piper Jaffray & Co., as representative of the several underwriters named therein, at a price to the public of $4.60 per Share. The closing of the Offering included the issuance and sale of 1,635,000 shares of the Company’s common stock, included within the total number of shares above, pursuant to the full exercise of the underwriters’ option to purchase additional shares pursuant to the Purchase Agreement. The net proceeds to the Company from the Offering were approximately $54.0 million, including the net proceeds from the option shares. The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital, capital expenditures and continued research and development with respect to products and technologies. A portion of the net proceeds of the Offering may also be used to fund possible investments in or acquisitions of complementary businesses, products, or technologies.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 29, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future periods.

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

The Company’s annual operating plan projects that its existing working capital at September 30, 2019 of $85.8 million (including cash of $57.8 million), which includes the net proceeds of $54.0 million received in August 2019 from the Offering, along with available draws on its working capital credit line with MidCap, allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued. The Company also has available an additional $20 million under the

Expanded Credit Facility with Squadron Medical Finance Solutions LLC (“Squadron”), which can be drawn down any time on or before December 31, 2020, if and when needed.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through revenues from the sale of its products, equity financings and debt financings. As the Company has historically incurred losses, successful transition to profitability is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Operating losses and negative cash flows are expected to continue for at least the next year as the Company continues to incur costs related to the execution of its operating plan and introduction of new products. In the future, the Company may need to seek additional funds from public and private equity or debt financings or other sources to fund its projected operating requirements.  However, there is no guarantee that the Company will be able to obtain further financing, or do so on reasonable terms. If the Company is unable to raise additional funds on a timely basis, or at all, it would be materially adversely affected.

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

Reclassification

Certain amounts in the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 have been reclassified to conform to the current period's presentation. These reclassifications include the depreciation expense for surgical instruments, which was reclassified, to be consistent with industry practice, out of cost of revenues and into sales, general and administrative expense on the Company’s consolidated statements of operations. This resulted in a reclassification of $1.3 million and $3.9 million of depreciation expense for the three and nine months ended September 30, 2018, respectively. In addition, general and administrative expense for 2018 was combined into a single line item with sales and marketing expense for a new expense line titled “Sales, general and administrative expense” and litigation-related expenses primarily pertaining to the ongoing litigation with NuVasive, Inc. were classified out of selling, general and administrative expense on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 and onto its own expense line item. None of the adjustments had any effect on the prior period net loss.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 29, 2019. Except as discussed below, these accounting policies have not changed during the three and nine months ended September 30, 2019.

Operating Lease

Effective January 1, 2019, the Company adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use (“ROU”) asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. The Company determines the initial classification and measurement of its ROU asset and lease liabilities at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset for its operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. The Company applied the new guidance to its existing facility lease at the time of adoption and recognized a ROU asset of $2.4 million and operating lease liability of $2.9 million as of March 31, 2019, the initial period of adoption, and removed the previous deferred rent balance under the previous lease guidance of approximately $0.6 million. The Company entered into another facility lease for smaller office space during the third quarter of 2019 and also applied this guidance to create an additional ROU asset and operating lease liability. The two leases are presented together on the Company’s condensed consolidated balance sheet.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in research and development and general and administrative expenses in the statements of operations.

Beneficial Conversion Feature – SafeOp Convertible Notes

In March 2019, the Company’s Convertible Note outstanding reached maturity and allowed for the noteholders to elect settlement in cash or shares of common stock.  As the Convertible Note provided the holders the benefit to convert to shares of common stock, a beneficial conversion feature (“BCF”) with a calculated intrinsic fair value at issuance of $0.2 million existed as of the date the Convertible Note was able to be converted into shares of common stock. Although the holders elected for cash settlement, the BCF was required to be recognized as interest expense on the Company’s consolidated statement of operations and within additional paid-in-capital within the Company’s condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2019.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of September 30, 2019. The fair value of the contingent consideration liability assumed in the SafeOp acquisition was recorded as part of the purchase price consideration of the acquisition. The contingent consideration related to the SafeOp acquisition was classified within Level 3 of the fair value hierarchy as the Company was using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones. All the contingent milestones were achieved as of September 30, 2019. During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4 year vesting period and upon a specific market condition. As the award will be cash settled, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $1.1 million as of September 30, 2019 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 (in thousands):

Level 3 Liabilities
Balance at January 1, 2019	$2,600
Settlement of Milestone #2	(2,889)
Change in fair value measurement	289
Balance at March 31, 2019	—
Vested portion of liability classified equity award	31
Balance at June 30, 2019	$31
Vested portion of liability classified equity award	63
Change in fair value measurement	8
Balance at September 30, 2019	$102

During the nine months ended September 30, 2019, the Company achieved the second of the two milestones which was settled through the issuance of 886,843 shares of the Company’s common stock. See Note 8 for further information.

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

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$15,717	$15,291
Allowance for doubtful accounts	(287)	(196)
Accounts receivable, net	$15,430	$15,095

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$5,529	$5,813
Work-in-process	890	952
Finished goods	49,527	39,758
	55,946	46,523
Less reserve for excess and obsolete finished goods	(22,881)	(17,758)
Inventories, net	$33,065	$28,765

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	September 30, 2019	December 31, 2018
Surgical instruments	4	$58,520	$54,848
Machinery and equipment	7	6,015	5,971
Computer equipment	3	3,475	3,104
Office furniture and equipment	5	1,289	1,155
Leasehold improvements	various	1,761	1,765
Construction in progress	n/a	193	92
		71,253	66,935
Less accumulated depreciation and amortization		(52,530)	(53,700)
Property and equipment, net		$18,723	$13,235

Total depreciation expense was $1.8 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $4.8 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. At both September 30, 2019 and December 31, 2018, assets recorded under capital leases of $0.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	September 30, 2019	December 31, 2018
Developed technology	10	$26,976	$26,976
Intellectual property	—	1,004	1,004
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	4	7,458	7,458
Distribution network	3	4,027	4,027
In process research and development	19	8,800	8,800
		54,593	54,593
Less accumulated amortization		(28,711)	(28,185)
Intangible assets, net		$25,882	$26,408

Total amortization expense was $0.2 million for both the three months ended September 30, 2019 and 2018, respectively and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Developed technology and in process research and development intangibles are expected to begin amortizing when the relevant products reach full commercial launch. Future amortization expense related to intangible assets as of September 30, 2019 is as follows (in thousands):

Year Ending December 31,
Remainder of 2019	$458
2020	1,869
2021	1,888
2022	1,888
2023	1,888
Thereafter	17,891
$25,882

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Commissions and sales milestones	$4,514	$3,594
Payroll and payroll related	6,807	3,222
Litigation settlement obligation - short-term portion	4,400	4,400
Professional fees	2,208	2,637
Royalties	1,550	1,354
Restructuring	32	710
Taxes	4	(3)
Interest	147	261
Acquisition related - contingent consideration	—	2,600
Other	3,310	3,541
Total accrued expenses	$22,972	$22,316

 Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Litigation settlement obligation - long-term portion	$11,542	$13,954
Line of credit exit fee	600	600
Tax liabilities	837	835
Other	103	—
Other long-term liabilities	$13,082	$15,389

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

The Company recorded $1.2 million in revenue and $1.1 million in cost of revenue from the Supply Agreement in continuing operations for the three months ended September 30, 2019, and $4.0 million in revenue and $3.7 million in cost of revenue for the nine months ended September 30, 2019. Included in the results of continuing operations for the three months ended September 30, 2018 is $2.0 million in revenue and $1.8 million in cost of revenue from the Supply Agreement and $5.7 million in revenue and $5.3 million in cost of revenue for the nine months ended September 30, 2018. Sales, general and administrative expense pertaining to discontinued operations on the Company’s condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2019 and 2018.

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and provided for a term loan commitment up to $5 million.  As of September 30, 2019, $11.6 million was outstanding under the revolving line of credit. The principal balance outstanding under the revolving line of credit is due in December 2022.

Amounts outstanding under the revolving line of credit accrue interest at the London Interbank Offered Rate (“LIBOR”) plus 6.0%, reset monthly. At September 30, 2019, the revolving line of credit carried an interest rate of 8.10%, with interest payable monthly. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets.

At September 30, 2019, $1.1 million remains as an unamortized debt discount related to the Amended Credit Facility on the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

Squadron Credit Agreement

On November 6, 2018, the Company closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry.  Net proceeds of approximately $34.1 million were used to retire the Company’s existing $29.2 million term debt with Globus, with the remainder of the proceeds used for general corporate purposes.

The debt has a five-year maturity and bears interest at LIBOR plus 8% (10.1% as of September 30, 2019) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

In connection with the financing, the Company issued initial warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. The warrants have a seven-year term and are immediately exercisable.

In March 2019, the Company closed on an expanded credit facility with Squadron for up to $30 million in additional secured financing. This additional financing has been made available under the Company’s existing credit facility with Squadron. The Company accounted for the amendment as a debt modification with continued amortization of the existing and inclusion of the new debt issuance costs of $0.3 million amortized into interest expense utilizing the effective interest rate method. The Company took a draw of $10.0 million of the expanded credit facility in June 2019 to be used for general corporate purposes. The additional borrowings under the credit facility will mature concurrent with the current secured financing from Squadron and bear interest at the same rate and subject to the same 10% floor and 13% ceiling. Interest-only payments are due monthly through May 2021, followed by principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. In conjunction with the first draw under the expanded credit facility, the Company issued to Squadron warrants to purchase 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. The warrants have a seven-year term and are immediately exercisable. The warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 10 and are recorded within equity in accordance with authoritative accounting guidance and with a proportional amount, calculated by taking the draw amount divided by the total expanded credit facility, recorded as a debt discount. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method. No additional warrants will be issued upon any future draws. The value of the additional warrants issued that are allocated to the remaining balance available for draw on the expanded credit facility were recorded as a deferred cost asset within prepaid and other assets on the condensed consolidated balance sheet as of September 30, 2019 and are being amortized into interest expense on a ratable basis over the term of the debt.

As of September 30, 2019, the debt is recorded at its carrying value of $38.2 million, net of issuance costs of $6.8 million, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The debt issuance costs are being amortized into interest expense over the five-year term utilizing the effective interest rate method. The total principal outstanding under the Term Loan as of September 30, 2019 is $45.0 million.

Inventory Financing

The Company has an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% subject to the same 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The obligation outstanding under the Inventory Financing Agreement as of September 30, 2019 was $2.3 million.

Principal payments remaining on the Company's debt were as follows as of September 30, 2019 (in thousands):

Year Ending December 31,
Remainder of 2019	$327

2020	481
2021	4,483
2022	19,257
2023	35,119
Total	59,667
Add: capital lease principal payments	104
Less: unamortized debt discount and debt issuance costs	(7,841)
Total	51,930
Less: current portion of long-term debt	(836)
Long-term debt, net of current portion	$51,094

Covenants

The Company’s various credit agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in the lenders’ right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants, including monthly compliance certifications and compliance with government regulations and maintenance of insurance, and prohibitions against certain specified actions, including acquiring any new equipment financings over a specified amount. The credit agreements also contain various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. The Company was in compliance with the covenants under the credit agreement at September 30, 2019.

6. Commitments and Contingencies

Capital Lease

The Company has one outstanding capital lease arrangement for the lease of equipment as of September 30, 2019 that matures in 2022. The lease bears interest at a rate of 6.40% per annum, is due in monthly principal and interest installments and is collateralized by the related equipment. The total capital lease commitment outstanding as of September 30, 2019 and December 31, 2018 was $0.1 million in both periods.

Operating Lease

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Upon the Company’s adoption of ASC 842 as of January 1, 2019, the Company recognized a ROU asset and lease liability for its building lease, assuming a 10.5% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three and nine months ended September 30, 2019 was immaterial.

The Company determines if an arrangement is a lease at inception. The Company has operating leases for its buildings and certain equipment with lease terms of one year to 5.5 years, some of which include options to extend and/or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion and were not included in the calculation of the Company’s lease liability as the Company is not able to determine without uncertainty if the renewal option will be exercised. The depreciable life of assets and leasehold improvements are limited to the expected term unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any variable lease payments, residual value guarantees or any restrictive covenants.

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

Future minimum annual lease payments under such leases are as follows as of September 30, 2019 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2019	$356
2020	1,486
2021	920
2022	41
Total undiscounted lease payments	2,803
Less: present value adjustment	(275)
Operating lease liability	2,528
Less: current portion of operating lease liability	(1,263)
Operating lease liability, less current portion	$1,265

As of September 30, 2019, the Company’s remaining lease term is 1.9 years. Rent expense under operating leases for the three months ended September 30, 2019 and 2018 was $0.3 million for both periods and $1.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. The Company paid $0.4 million and $1.0 million of cash payments related to its operating lease agreements for the three and nine months ended September 30, 2019, respectively.

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

On February 13, 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California (NuVasive, Inc. v. Alphatec Holdings, Inc. et al., Case No. 3:18-cv-00347-CAB-MDD (S.D. Cal.)), alleging that certain of the Company’s products (including components of the Battalion™ Lateral System), infringe, or contribute to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (entitled “Surgical access system and related methods”), U.S. Patent No. 8,361,156 (entitled “Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral Implant”).  NuVasive is seeking unspecified monetary damages and a court injunction against future infringement by the Company.

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

On December 13, 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of U.S. Patent No. 8,361,156. On December 21, 2018, the Company filed a similar petition with PTAB challenging the validity of certain claims of U.S. Patent No. 8,187,334. On February 6, 2019, upon joint motion of the parties, the Court stayed all proceedings in this matter, except as noted above, pending PTAB’s determination of whether to institute inter partes review of the asserted claims of the two patents at issue and vacated the trial date. On July 9, 2019, PTAB instituted inter partes review of the validity of asserted claims of the two patents at issue.  The Company expects PTAB to issue its final decisions regarding the validity of these claims in the second half of 2020.  On July 16, 2019, the parties submitted a joint statement to the Court regarding PTAB’s decisions and the parties’ respective recommendations regarding the current stay of proceedings. On August 6, 2019, the Court vacated the stay as to asserted claims concerning those patents at issue not presently before PTAB and continued the stay as to the ‘156 and ‘334 Patents. Trial has been set for April 27, 2020.

The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with authoritative accounting guidance, the Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant.  As of September 30, 2019, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing a portion of the legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenues. As of September 30, 2019, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $5.0 million through 2023 and beyond.

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

As of September 30, 2019, the Company has made installment payments in the aggregate of $39.5 million, with a remaining outstanding balance of $18.3 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	September 30, 2019	December 31, 2018
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	11,542	13,954
Total	15,942	18,354
Future Interest	2,391	3,279
Total settlement obligation, gross	18,333	21,633
Related party receivable - included in stockholders' equity	(5,000)	(5,000)
Total settlement obligation, net	$13,333	$16,633

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

In March 2018, the Company also issued $3 million in convertible notes that were convertible into a total of 987,578 shares of common stock, which included total interest incurred, and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share and contain a five year life.  The convertible notes matured on March 9, 2019 and were settled in cash. Upon maturity, the Company recognized the value associated with the beneficial conversion feature calculated at issuance of $0.2 million within interest expense on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2019. Shares of common stock were issued upon achievement of post-closing milestones as described further below. The warrants remain outstanding as of September 30, 2019.

The first of the two milestones was achieved during the year ended December 31, 2018 and resulted in the issuance of 443,421 shares of common stock as payment. The second milestone pertaining to regulatory approval was achieved and the Company issued 886,843 shares of common stock as payment during the three months ended March 31, 2019. Prior to achievement, the contingent consideration was recorded as a liability and measured at fair value using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving each of the potential milestones and an estimated discount rate related to the risks of the expected cash flows attributable to the milestones. The fair value of the contingent consideration, and the associated liability relating to the contingent consideration at each reporting date, was re-assessed with the changes in fair value reflected in earnings. For the nine months ended September 30, 2019, the fair value for the contingent consideration increased by $0.3 million due to the proximity of the achievement of the milestone. The amount was recorded within research and development expense on the condensed consolidated statement of operations and a corresponding increase in the liability on the Company’s condensed consolidated balance sheet. The full liability was relieved upon achievement of the remaining milestone during the period.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss:
Continuing operations	$(14,543)	$(9,313)	$(39,865)	$(18,231)
Discontinued operations	(24)	(42)	(106)	(116)
Net loss	$(14,567)	$(9,355)	$(39,971)	$(18,347)
Denominator:
Weighted average common shares outstanding	56,010	42,497	49,528	32,658
Weighted average unvested common shares subject to repurchase	(274)	—	(276)	—
Weighted average common shares outstanding—basic and diluted	55,736	42,497	49,252	32,658
Net loss per share, basic and diluted:
Continuing operations	$(0.26)	$(0.22)	$(0.81)	$(0.56)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.26)	$(0.22)	$(0.81)	$(0.56)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of September 30,
	2019	2018
Options to purchase common stock	4,270	4,880
Unvested restricted share awards	6,755	3,542
Series A Convertible Preferred Stock	67	2,022
Convertible Notes	—	988
Warrants to purchase common stock	26,739	20,932
Total	37,831	32,364

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan, which increased the maximum aggregate number of shares with respect to one or more stock rights that may be granted to any one person during any fiscal year from 500,000 to 1,250,000.

Total stock-based compensation for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenues	$57	$18	$113	$51
Research and development	388	179	921	192
Sales, general and administrative	3,158	1,478	6,532	3,199
Total	$3,603	$1,675	$7,566	$3,442

Shares Reserved for Future Issuance

As of September 30, 2019, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

September 30, 2019
Stock options outstanding	4,270
Unvested restricted stock award	6,755
Employee stock purchase plan	130
Series A convertible preferred stock	67
Warrants outstanding	26,739
Authorized for future grant under the Distributor and Development Services plans	3,908
Authorized for future grant under the Company equity plans	1,529
Total	43,398

August 2019 Offering

On August 2, 2019, the Company closed the Offering in which a total of 12,535,000 shares of its common stock, were issued and sold at a price to the public of $4.60 per share. The closing of the Offering included the issuance and sale of 1,635,000 shares of the Company’s common stock, included within the total number of shares above, pursuant to the full exercise of the underwriters’ option to purchase additional shares pursuant to the Purchase Agreement. The net proceeds to the Company from the Offering were approximately $54.0 million, including the net proceeds from the option shares.

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

During the nine months ended September 30, 2019 and 2018, 3,909 and 1,274 shares of Series A Convertible Preferred Stock were converted into 1,954,335 and 636,997 shares of common stock. As of September 30, 2019, there were 135 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 67,338 shares of common stock.

2017 Warrants

In connection with the 2017 Private Placement, the Company issued warrants to purchase up to 9,432,000 shares of the Company’s common stock at an exercise price of $2.00 per share (the “2017 Common Stock Warrants”). The Company also issued warrants to purchase common stock to the exclusive placement agents for the issuance (the “2017 Banker Warrants”). The 2017 Banker Warrants were for the purchase of up to an aggregate of 471,600 shares of the Company’s common stock with substantially the same terms as the 2017 Common Stock Warrants, except that they have an exercise price equal $2.50 per share. The 2017 Common Stock Warrants and the 2017 Banker Warrants (collectively, the “2017 Warrants”) expire on June 15, 2022. The 2017 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

In conjunction with the 2018 Private Placement described further below, during the nine months ended September 30, 2018, a holder of 2.4 million 2017 Warrants exercised all their 2017 Warrants at the original exercise price of $2.00 per warrant in exchange for the issuance of additional warrants. As a result of the warrant exercise, the Company received gross proceeds of $4.8 million during the nine months ended September 30, 2018.

During the three and nine months ended September 30, 2019, there were 0.3 million and 0.4 million 2017 Warrant exercises for total cash proceeds of $0.6 million and $0.8 million, respectively.  During the nine months ended September 30, 2018, excluding the $4.8 million described above, the Company received proceeds of approximately $4.0 million in connection with the exercise of approximately 1.9 million of 2017 Common Stock Warrants. There were no 2017 Warrant exercises for the three months ended September 30, 2018. As of September 30, 2019, there were 3,357,000 2017 Common Stock Warrants outstanding.

There were 18,864 2017 Banker Warrant exercises for the nine months ended September 30, 2019 for total cash proceeds of less than $0.1 million. During the nine months ended September 30, 2018, 304,182 of the 2017 Banker Warrants were exercised for total cash proceeds upon exercise of $0.7 million during the period. A total of 148,554 2017 Banker Warrants remained outstanding as of September 30, 2019.

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

2018 Warrants

The 2018 Common Stock Warrants (the “2018 Warrants”) have a five year life and are exercisable for cash or by cashless exercise. Some of the 2018 Warrants may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 4.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 9.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered.

In addition to the 12,196,851 warrants issued in the 2018 Private Placement, the Company issued 1,800,000 warrants to an existing holder with identical terms to the 2018 Warrants, including the exercise price of $3.50.

During the nine months ended September 30, 2019, 0.2 million of the 2018 Warrants were exercised for total proceeds of $0.6 million. No 2018 Warrants were exercised for the nine months ended September 30, 2018. A total of 13,827,473 2018 Warrants remained outstanding as of September 30, 2019.

All the 2018 Warrants were deemed to qualify for equity classification under authoritative accounting guidance.

Squadron Warrants

As further described in Note 5, during the year ended December 31, 2018, in connection with the initial debt financing with Squadron, the Company issued warrants to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,838,710 warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility for total warrants outstanding to Squadron of 5,683,710. The warrants have a seven-year term and are immediately exercisable. In accordance with authoritative accounting guidance, the warrants classified for equity treatment upon issuance and the portion allocated to the outstanding debt were recorded as a debt discount to the face of the debt liability based on fair value to be amortized into interest expense over the life of the debt agreement. As the warrants provide for partial price protection that allow for a reduction in the price in the event of a lower per share priced issuance, the warrants were valued utilizing a Monte Carlo simulation that considers the probabilities of future financings. The Monte Carlo model simulates the present value of the potential outcomes of future stock prices of the Company over the seven-year life of the warrants. The projection of stock prices is based on the risk-free rate of return and the volatility of the stock price of the Company and correlates future equity raises based on the probabilities provided.

A summary of all outstanding warrants is as follows:

	Number of Warrants	Strike Price
2017 Common Stock Warrants	3,357,000	$2.00
2017 Banker Warrants	148,554	$2.50
2018 Common Stock Warrants	13,827,473	$3.50
Merger Warrants	2,200,000	$3.50
Executive	1,327,434	$5.00
Squadron Capital	845,000	$3.15
Squadron Capital	4,838,710	$2.17
Other	195,312	$3.85	*
Total	26,739,483

* - Represents weighted average exercise price.

2017 Distributor Inducement Plan

In December 2017, the Board of Directors approved and adopted the 2017 Distributor Inducement Plan which authorizes the Company to issue to distributors restricted shares of common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issuable with an exercise price equal to the fair market value of the common stock on the date of issuance. Each warrant and common stock issuance is subject to a time-based or net sales-based vesting provision. The Board of Directors authorized the grant of up to 1.0 million shares of common stock under the 2017 Distributor Inducement Plan and also authorized the grant of warrants to purchase 50,000 shares of common stock, and 75,000 restricted stock units to a distributor of which 75,000 were earned and issued. These warrants and restricted stock units are subject to time based and net sales based vesting conditions. As of September 30, 2019, 0.2 million warrants and 92,000 shares of common stock were earned and issued under the 2017 Distributor Inducement Plan. Total expense for the plan was $0.1 million for both the three months ended September 30, 2019 and 2018 and $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

2017 Development Services Plan

In December 2017, the Board approved and adopted the 2017 Development Services Plan which authorizes the Company to enter into Development Services Agreements with third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the option of the developer. Each common stock issuance would be subject to net sales-based vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Board of Directors authorized the grant of up to 3,000,000 shares of common stock under the Development Services Plan. As of September 30, 2019, 2.4 million shares of restricted common stock have been granted under the 2017 Development Services Plan, but none are deemed probable of election as of September 30, 2019. In addition, no common stock elections or cash payouts have been made as of September 30, 2019.

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

The unrecognized tax benefits at September 30, 2019 and December 31, 2018 were $4.4 million for both periods, with no changes occurring during the year-to-date period. With the facts and circumstances currently available to the Company, it is reasonably possible that the amount of reserves that could reverse over the next 12 months is approximately $0.1 million. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

The income tax benefit from continuing operations for the three and nine months ended September 30, 2018 consists primarily of a release of the valuation allowance due to an increase in net deferred tax liabilities recorded as a result of the acquisition of SafeOp. The Company’s effective tax rate of (0.21)% for the nine months ended September 30, 2019 differs from the federal statutory rate of 21% primarily due to the Company being in a net loss position.

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of September 30, 2019. The $5 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates.

Certain of the Company’s board of directors and senior management participated in the March 2017 and 2018 Private Placements.

Included in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 is a $0.2 million and $0.3 million, respectively, officer receivable for settlement of a tax liability related to the vesting of restricted common stock. A corresponding liability for the same amounts are also included in the condensed consolidated balance sheets within the accrued expenses line items. Both receivables were settled and remitted to settle the tax liability subsequent to the balance sheet dates.

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

Balance at January 1, 2019	$710
Accrued restructuring charges	60
Payments	(608)
Balance at March 31, 2019	162
Accrued restructuring charges	—
Payments	(22)
Balance at June 30, 2019	140
Accrued restructuring charges	—
Payments	(108)
Balance at September 30, 2019	$32

All activities and costs are expected to be completed during 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have made significant progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 84% and 79% for the three and nine months ended September 30, 2018, respectively, to 89% and 87% for the three and nine months ended September 30, 2019, respectively.  Going forward, we intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents.  Recent consolidation in the industry is facilitating the process, as large, seasoned agents are seeking opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Recent Developments

On August 2, 2019, we closed an underwritten public offering (the “Offering”) of a total of 12,535,000 shares of our common stock. The shares were sold pursuant to a purchase agreement dated July 31, 2019 (the “Purchase Agreement”), between us and Piper Jaffray & Co., as representative of the several underwriters named therein, at a price to the public of $4.60 per share. The closing of the Offering included the issuance and sale of 1,635,000 shares, included within the total number of shares above, pursuant to the full exercise of the underwriters’ option to purchase additional shares pursuant to the Purchase Agreement. The net proceeds to us from the Offering were approximately $54.0 million, including the net proceeds from the option shares. We intend to use the net proceeds of the Offering for general corporate purposes, including working capital, capital expenditures and continued research and development with respect to products and technologies. A portion of the net proceeds of the Offering may also be used to fund possible investments in or acquisitions of complementary businesses, products, or technologies.

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

Litigation expenses. Litigation-related expenses are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

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

Restructuring. Restructuring expense consists of severance, social plan benefits and related taxes in connection with our ongoing cost rationalization efforts, including the termination of our manufacturing operations in California in 2017.

Total other expenses, net. Total other income (expense) includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from newly implemented accounting policies related to revenues discussed below and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three and nine months ended September 30, 2019 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019.

Leases

Effective January 1, 2019, we adopted ASC No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02” or “ASC 842”), which supersedes the current accounting for leases, using the modified retrospective transition method. The Company has elected to apply the practical expedients allowed by the standard for existing leases. The new standard, while retaining two distinct types of leases, finance and operating, (i) requires lessees to record a right-of-use asset and a related liability for the rights and obligations associated with a lease, regardless of lease classification, and recognize lease expense in a manner similar to current accounting, (ii) eliminates current real estate specific lease provisions, (iii) modifies the lease classification criteria and (iv) aligns many of the underlying lessor model principles with those in the new revenue standard. We determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date, or the adoption date, if later, and thereafter if modified. We recognized a right-of-use asset for our operating leases with lease terms greater than 12 months.  The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the incremental borrowing rate for operating leases determined by using the incremental borrowing rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We applied the new guidance to our existing facility lease at the time of adoption and recognized a right-of-use asset of $2.4 million and operating lease liability of $2.9 million, during the first period of adoption, and recorded a reversal of the previous deferred rent balance under the previous lease guidance of approximately $0.6 million. We entered into another facility lease for smaller office space during the third quarter of 2019 and also applied this guidance to create an additional ROU asset and operating lease liability. The two leases are presented together on the Company’s condensed consolidated balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenue from U.S. products	$28,051	$20,996	$77,099	$60,606
Revenue from international supply agreement	1,150	2,006	3,976	5,745
Total revenues	29,201	23,002	81,075	66,351
Cost of revenues	9,268	6,796	25,688	19,686
Gross profit	19,933	16,206	55,387	46,665
Operating expenses:
Research and development	3,962	3,157	10,791	6,952
Sales, general and administrative	26,792	18,833	72,360	53,628
Litigation	604	1,329	4,427	4,143
Amortization of intangible assets	172	187	526	551
Transaction-related expenses	—	66	—	1,546
Gain on settlement	—	-	—	(6,168)
Restructuring	—	167	60	758
Total operating expenses	31,530	23,739	88,164	61,410
Operating loss	(11,597)	(7,533)	(32,777)	(14,745)
Total other expenses, net	(2,926)	(1,754)	(6,966)	(5,183)
Loss from continuing operations before taxes	(14,523)	(9,287)	(39,743)	(19,928)
Income tax (benefit) provision	20	26	122	(1,697)
Loss from continuing operations	(14,543)	(9,313)	(39,865)	(18,231)
Loss from discontinued operations, net of applicable taxes	(24)	(42)	(106)	(116)
Net loss	$(14,567)	$(9,355)	$(39,971)	$(18,347)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues by source
Revenue from U.S. products	$28,051	$20,996	$77,099	$60,606
Revenue from international supply agreement	1,150	2,006	3,976	5,745
Total revenues	$29,201	$23,002	$81,075	$66,351

Gross profit by source
Revenue from U.S. products	$19,853	$16,001	$55,087	$46,230
Revenue from international supply agreement	80	205	300	435
Total gross profit	$19,933	$16,206	$55,387	$46,665

Gross profit margin by source
Revenue from U.S. products	70.8%	76.2%	71.4%	76.3%
Revenue from international supply agreement	7.0%	10.2%	7.5%	7.6%
Total gross profit margin	68.3%	70.5%	68.3%	70.3%

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Total revenues. Total revenues were $29.2 million for the three months ended September 30, 2019 compared to $23.0 million for the three months ended September 30, 2018, representing an increase of $6.2 million, or 27.0%.  Total revenues were $81.1 million for the nine months ended September 30, 2019 compared to $66.4 million for the nine months ended September 30, 2018, representing an increase of $14.7 million, or 22.1%.

Revenue from U.S. products were $28.1 million for the three months ended September 30, 2019 compared to $21.0 million for the three months ended September 30, 2018, representing an increase of $7.1 million, or 33.8% and were $77.1 million for the nine months ended September 30, 2019 and $60.6 million for the nine months ended September 30, 2018, representing an increase of $16.5 million, or 27.2%. The increases in revenue for the three and nine months ended September 30, 2019 was attributed to the launch of new products and to our focus on our strategic distribution channel, as detailed below (in thousands):

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)
	2019		2018		$	%	2019		2018		$	%
U.S. revenues by distributor type:
Strategic distribution	$24,954	89%	$17,614	84%	$7,340	42%	$67,180	87%	$47,735	79%	$19,445	41%
Legacy and terminated distribution	3,097	11%	3,382	16%	(285)	-8%	9,919	13%	12,871	21%	(2,952)	-23%
Total U.S. revenues	$28,051	100%	$20,996	100%	$7,055	34%	$77,099	100%	$60,606	100%	$16,493	27%

Revenue from the international supply agreement which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, was $1.2 million for the three months ended September 30, 2019 compared to $2.0 million for the three months ended September 30, 2018, representing a decrease of $0.8 million and $4.0 million for the nine months ended September 30, 2019 compared to $5.7 million for the nine months ended September 30, 2018, representing a decrease of $1.7 million. We expect these revenues to continue to decrease over the next several quarters, as Globus continues to register its own products in international markets. Globus has the option to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the first quarter of 2019, Globus notified us that it will exercise the option to extend the agreement an additional twelve months through August 2020.

Cost of revenues. Cost of revenues was $9.3 million for the three months ended September 30, 2019 compared to $6.8 million for the three months ended September 30, 2018, representing an increase of $2.5 million, or 36.8% and $25.7 million for the nine months ended September 30, 2019 compared to $19.7 million for the nine months ended September 30, 2018, representing an increase of $6.0 million or 30.5%.

Cost of revenue from U.S. products for the three months ended September 30, 2019 was $8.2 million compared to $5.0 million for the three months ended September 30, 2018, representing an increase of $3.2 million, or 64.0% and $22.0 million for the nine months ended September 30, 2019 compared to $14.4 million for the nine months ended September 30, 2018, representing an increase of $7.6 million, or 52.8%. The increases are primarily consistent with our revenue growth as well as increases in non-cash excess and obsolescence expense of approximately $6.7 million for the nine months ended as September 30, 2019 as we are launching new products and phasing out older, legacy products.

Cost of revenues from international supply agreement were $1.1 million for the three months ended September 30, 2019 compared to $1.8 million for the three months ended September 30, 2018 and $3.7 million for the nine months ended September 30, 2019 compared to $5.3 million for the nine months ended September 30, 2018. These decreases were attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $19.9 million for the three months ended September 30, 2019 compared to $16.2 million for the three months ended September 30, 2018, representing an increase of $3.7 million, or 22.8% and $55.4 million for the nine months ended September 30, 2019 compared to $46.7 million for the nine months ended September 30, 2018, representing a decrease of $8.7 million, or 18.6%.

Gross profit margin from U.S. product revenue was 70.8% for the three months ended September 30, 2019 compared to 76.2% for the three months ended September 30, 2018 and 71.4% for the nine months ended September 30, 2019 compared to 76.3% for the nine months ended September 30, 2018. The decreases were attributable to increases in excess and obsolescence charges related to legacy products.

Gross profit margin from international supply agreement was 7.0% for the three months ended September 30, 2019 compared to 10.2% for the three months ended September 30, 2018 and 7.5% for the nine months ended September 30, 2019 compared to 7.6% for the nine months ended September 30, 2018. The changes in gross margin from international supply agreement was primarily related to the impact of fixed minimum royalty costs, product mix, and to a lesser extent, decrease in average selling price for certain products.

Research and development expense. Research and development expense increased $0.8 million, or 25.0% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased $3.8 million, or 54.3% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were primarily related to the expense associated to the achievement of the second SafeOp contingent consideration milestone for the year to date period, third party costs associated with our SafeOp entity, increased product development costs and related expenses, and an increase of personnel related costs. We expect research and development expenses to increase in future periods as we hire additional engineering and development talent, and continue to invest in our product pipeline.

Sales, general and administrative expense. Sales, general and administrative expense increased $8.0 million, or 42.6% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased $18.8 million, or 35.1% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases were primarily related to increased commission and related sales compensation expenses associated with our increase in U.S. revenue and continued investment in building out our strategic distribution channel, as well as increased marketing efforts, including additional headcount. Additionally, our stock-based compensation increased during the three and nine months ended September 30, 2019.  We expect our sales, general and administrative expenses to increase in absolute dollars in line with expected increase in our U.S. product revenue.

Litigation expense. Litigation-related expenses of $0.6 million for the three months ended September 30, 2019 and $1.3 million for the three months ended September 30, 2018 and $4.4 million for the nine months ended September 30, 2019 and $4.1 million for the nine months ended September 30, 2018 are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. This expense represents amortization in the period for intangible assets associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

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

Restructuring expense.  Restructuring expense was $0.0 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018 and $0.1 million for the nine months ended September 30, 2019 compared to $0.8 million for the nine months ended September 30, 2018. Beginning in late 2016 with the sale of our international business to Globus and continuing in 2018, we began a corporate initiative to rationalize our cost structure in line with our reduced operations and implemented a strategic repositioning of the Company, including the changeover of our senior leadership team, and have incurred related restructuring costs consisting primarily of severance and other personnel charges.

Total other expenses, net. Total other income (expense), net, increased $1.2 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased $1.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to our new debt arrangements.

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

Liquidity and Capital Resources

We have incurred significant net losses since inception and relied on our ability to fund our operations through revenues from the sale of our products, debt financings and equity financings. As we have incurred losses, a successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital.  At September 30, 2019, our principal sources of liquidity consisted of cash of $57.8 million and accounts receivable (net) of $15.4 million, which includes the net proceeds of $54.0 million received in August 2019 from the Offering, along with available draws on our working capital credit line with MidCap, allows us to fund our operations through at least one year subsequent to the date the financial statements are issued. We also have available an additional $20 million under the Expanded Credit Facility with Squadron Medical Finance Solutions LLC (“Squadron”), which can be drawn down any time on or before December 31, 2020, if and when needed.

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

On August 2, 2019, we closed the Offering in which we issued and sold a total 12,535,000 shares of our common stock, at a price to the public of $4.60 per Share. The net proceeds to us from the Offering were approximately $54.0 million, including the net proceeds from the option shares.

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

We may seek additional funds from public and private equity or debt financings, borrowings under new or existing debt facilities or other sources to fund our projected operating requirements.  However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected. As more fully described below, our debt agreements include traditional lending and reporting covenants, including a financial covenant that requires us to maintain a minimum fixed charge coverage ratio beginning in April 2020 and a minimum liquidity covenant of $5.0 million effective through March 2020.  Should at any time we fail to maintain compliance with these covenants, we will need to seek waivers or amendments to the debt agreements. If we are unable to secure such waivers or amendments, we may be required to classify our obligations under the debt agreements in current liabilities on our condensed consolidated balance sheet. We may also be required to repay all or a portion of outstanding indebtedness under the debt agreements, which would require us to obtain further financing. We were in compliance with the covenants under the credit agreement at September 30, 2019.

A substantial portion of our available cash funds is held in business accounts with reputable financial institutions. At times, however, our deposits may exceed federally insured limits and thus we may face losses in the event of insolvency of any of the financial institutions where our funds are deposited. We did not hold any marketable securities as of September 30, 2019.

Amended Credit Facility, Squadron Credit Agreement and Other Debt

Our Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million. As of September 30, 2019, $11.6 million was outstanding under the revolving line of credit.

The revolving line of credit accrues interest at LIBOR plus 6.0%, reset monthly. At September 30, 2019, the revolving line of credit carried an interest rate of 8.10%. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On September 1, 2016, we entered into the Globus facility, pursuant to which Globus agreed to loan us up to $30 million. We made an initial draw of $25 million under the Globus facility with an additional draw of $5 million made in the fourth quarter of 2016. In November 2018, the $29.2 million outstanding was paid in full.

On November 6, 2018, we closed the $35 million Term Loan with Squadron for net proceeds of approximately $34.1 million, which were partially used to retire our existing $29.2 million term debt with Globus noted above. In addition, in June 2019, we took a draw of $10 million from our total available $30 million expanded credit facility with Squadron. The total debt outstanding with Squadron has a five-year maturity and bears interest at LIBOR plus 8% (10.1% as of September 30, 2019) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a $25 million lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

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

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants, including various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. We were in compliance with the covenants under the credit agreements at September 30, 2019.

As of September 30, 2019, we have made $39.5 million in Orthotec settlement payments and there remains an aggregate $18.3 million of Orthotec settlement payments (including accrued and future interest) to be paid by us.

Operating Activities

We used net cash of $24.1 million from operating activities for the nine months ended September 30, 2019. During this period, net cash used in operating activities consisted of our net loss adjusted for non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, beneficial conversion feature from our convertible notes which matured during the first quarter 2019, and the contingent consideration fair market value adjustment of $16.4 million and working capital and other assets used cash of $7.7 million.

Investing Activities

We used cash of $10.4 million in investing activities for the nine months ended September 30, 2019 primarily for the purchase of surgical instruments to support the commercial launch of new products.

Financing Activities

Financing activities provided cash of $63.2 million for the nine months ended September 30, 2019, primarily attributed to the net proceeds of $54.0 million from the Offering and the $9.7 million, net draw from our Squadron expanded credit facility, net of $0.3 million debt discount and $2.1 million from warrant and stock option exercises and purchase of common stock under our employee stock purchase plan. This was offset by principal payments on our term loan totaling $3.1 million and net payments under the lines of credit of $0.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2019 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2019 (remainder)	2020	2021	2022	2023	Thereafter
Amended Credit Facility with MidCap	$12,172	$—	$—	$—	$12,172	$—	$—
Inventory financing	2,287	—	—	—	—	2,287	—
Squadron Term Loan	45,000	—	—	4,483	7,685	32,832	—
Interest expense	22,576	1,608	6,388	6,253	5,548	2,779	—
Note payable for software agreements and insurance premiums	808	327	481	—	—	—	—
Capital lease obligations	117	6	37	37	37	—	—
Facility lease obligations	2,803	356	1,486	920	41	—	—
Other operating lease obligations	566	75	302	189	—	—	—
Litigation settlement obligations, gross (2)	18,333	1,100	4,400	4,000	4,400	4,400	33
Guaranteed minimum royalty obligations	5,016	113	943	918	918	918	1,206
License agreement milestones (1)	2,250	—	900	450	450	250	200
Total	$111,928	$3,585	$14,937	$17,250	$31,251	$43,466	$1,439

(1)	These commitments represent payments in cash, and are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved beginning in 2019.
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

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 29, 2019.

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

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2019, our outstanding floating rate indebtedness totaled $58.9 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenues, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the nine months ended September 30, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level for the interim periods ended and as of June 30, 2018 and September 30, 2018 and as of December 31, 2018. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our lack of sufficient oversight and review to ensure the complete and proper application of U.S. GAAP associated with complex equity transactions. We identified and reported this weakness to the Audit Committee of our Board of Directors. A material weakness existed as of December 31, 2018 that was remediated during the first quarter 2019. All controls were deemed to be functioning effectively as of September 30, 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Common Stock Purchase Agreement (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for Nine Months Ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 2, 2019

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

Date: November 1, 2019