Form 10-Q
period 2020-03-31
Alphatec Holdings, Inc.
filed 2020-05-11
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 04, 2020, there were 63,432,932 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash	$27,466	$47,113
Accounts receivable, net	15,375	16,150
Inventories, net	37,872	34,854
Prepaid expenses and other current assets	10,646	9,880
Current assets of discontinued operations	353	321
Total current assets	91,712	108,318
Property and equipment, net	20,919	19,722
Right-of-use asset	1,601	1,860
Goodwill	13,897	13,897
Intangibles, net	25,165	25,605
Other assets	493	493
Noncurrent assets of discontinued operations	52	53
Total assets	$153,839	$169,948
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,800	$7,772
Accrued expenses	23,772	26,416
Current portion of long-term debt	916	489
Current portion of lease liability	1,356	1,314
Current liabilities of discontinued operations	399	399
Total current liabilities	38,243	36,390
Long-term debt, less current portion	53,033	53,448
Operating lease liability, less current portion	559	925
Other long-term liabilities	10,971	11,951
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2020 and December 31, 2019; 3,319 shares issued and outstanding at both March 31, 2020 and December 31, 2019	23,603	23,603
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Series B convertible preferred stock, $0.0001 par value; 45 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000 authorized; 63,403 shares issued and 63,260 outstanding at March 31, 2020, net of 143 unvested shares; and 61,718 shares issued and 61,400 shares outstanding, net of 318 unvested shares at December 31, 2019	6	6
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	611,091	606,558
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,157	1,088
Accumulated deficit	(579,727)	(558,924)
Total stockholders’ equity	27,430	43,631
Total liabilities and stockholders’ equity	$153,839	$169,948

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Revenue from U.S. products	$29,070	$22,955
Revenue from international supply agreement	1,045	1,600
Total revenue	30,115	24,555
Cost of revenue	9,084	7,987
Gross profit	21,031	16,568
Operating expenses:
Research and development	3,749	3,372
Sales, general and administrative	28,003	21,097
Litigation-related	2,643	2,623
Amortization of intangible assets	172	182
Transaction-related	4,272	—
Restructuring	—	60
Total operating expenses	38,839	27,334
Operating loss	(17,808)	(10,766)
Other expense:
Other expense, net	(2,874)	(2,119)
Loss from continuing operations before taxes	(20,682)	(12,885)
Income tax provision	40	31
Loss from continuing operations	(20,722)	(12,916)
Loss from discontinued operations, net of applicable taxes	—	(52)
Net loss	$(20,722)	$(12,968)
Loss per share, basic and diluted:
Continuing operations	$(0.33)	$(0.29)
Discontinued operations	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.33)	$(0.29)
Shares used in calculating basic and diluted net loss per share	62,568	45,020

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(20,722)	$(12,968)
Foreign currency translation adjustments related to continuing operations	69	75
Comprehensive loss	$(20,653)	$(12,893)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2019	43,368	$4	4	$—	—	$—	$523,525	$(5,000)	$(97)	$1,064	$(501,922)	$17,574
Stock-based compensation	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Distributor equity incentives	15	—	—	—	—	—	42	—	—	—	—	42
Common stock issued for conversion of Series A preferred stock	1,858	—	(4)	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature - SafeOp Convertible Notes	—	—	—	—	—	—	242	—	—	—	—	242
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	442	—	—	—	—	—	(183)	—	—	—	—	(183)
Issuance of common stock for acquisition of SafeOp - Milestone 2	887	—	—	—	—	—	2,889	—	—	—	—	2,889
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	(12,968)	(12,968)
Balance at March 31, 2019	46,578	$4	—	$—	—	$—	$528,094	$(5,000)	$(97)	$1,139	$(514,890)	$9,250

Balance at January 1, 2020	61,400	$6	—	$—	—	$—	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	—	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	—	—	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	—	—	—	—	1,158	—	—	—	—	1,158
Common stock issued for employee stock purchase plan and stock option exercises	76	—	—	—	—	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	394	—	—	—	—	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	—	$—	—	$—	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(20,722)	$(12,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,454	1,785
Stock-based compensation	3,568	1,612
Amortization of debt discount and debt issuance costs	1,238	503
Amortization of right-of-use asset	259	217
Provision for doubtful accounts	(5)	66
Provision for excess and obsolete inventory	1,722	1,997
Deferred income tax benefit	—	4
Beneficial conversion feature from convertible notes	—	242
Loss (Gain) on disposal of instruments	32	(275)
Accretion to contingent consideration	—	289
Changes in operating assets and liabilities:
Accounts receivable, net	782	1,268
Inventories, net	(4,741)	(4,398)
Prepaid expenses and other current assets	(983)	198
Other assets	—	69
Other long-term assets	—	(2,612)
Accrued expenses and other	(2,643)	(1,071)
Accounts payable	3,414	3,319
Lease liability	(324)	2,910
Other long-term liabilities	(1,099)	(1,099)
Net cash used in operating activities	(17,048)	(7,944)
Investing activities:
Purchases of property and equipment	(2,629)	(1,068)
Net cash used in investing activities	(2,629)	(1,068)
Financing activities:
Proceeds from sale of common stock, net	833	14
Borrowings under lines of credit	29,544	26,433
Repayments under lines of credit	(30,408)	(26,822)
Principal payments on capital lease obligations	(8)	(5)
Debt issuance costs	—	(300)
Principal payments on term loan and notes payable	—	(3,022)
Net cash used in financing activities	(39)	(3,702)
Effect of exchange rate changes on cash	69	79
Net decrease in cash	(19,647)	(12,635)
Cash at beginning of period, including discontinued operations	47,113	29,054
Cash at end of period, including discontinued operations	$27,466	$16,419
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,646	$1,357
Cash paid for income taxes	$25	$23
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for achievement of SafeOp contingent consideration	$—	$2,889
Purchases of property and equipment in accounts payable	$1,297	$785

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”) and SafeOp Surgical, Inc. (“SafeOp”), designs, develops, and markets technology for the treatment of spinal disorders. The Company markets its products in the U.S. via independent sales agents and a direct sales force.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 17, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the consolidated financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances, and availability under existing credit facilities. The Company’s working capital at March 31, 2020 was $53.8 million (including cash of $27.5 million). In April 2020, the Company completed a $20 million draw on its credit facility with Squadron Medical Finance Solutions LLC (“Squadron Capital,” or “Squadron”).

The Company’s capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support its customers. The Company has experienced negative operating cash flows for all historical periods presented and it expects these losses to continue into the foreseeable future, particularly as the COVID-19 pandemic impacts operations and surgical volumes. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration, extent and severity of the pandemic and its impact on the Company's customers, all of which are uncertain and cannot be predicted. To reduce expenditures and preserve cash, the Company recently implemented several cost-containment measures, including expense management programs and reductions in projected inventory and capital spending. The company believes it has sufficient

As more fully described in Note 5, the Company’s existing credit agreements with MidCap Funding IV Trust (“MidCap”) and Squadron (collectively, the “current lenders”) include a financial covenant that required the Company to maintain a minimum cash balance of $5.0 million through March 31, 2020. The Company was in compliance with this covenant at March 31, 2020.  The minimum cash covenant converted to a minimum fixed charge coverage ratio as of April 1, 2020. The Company did not meet the fixed charge ratio as of April 2020 and is required to certify its debt covenant compliance with its lenders by May 31, 2020. In order to avoid a default on its existing credit agreements, the Company plans to refinance its existing debt. This factor indicates substantial doubt exists, but management’s plans are to refinance the debt.

On May 9, 2020, the Company executed a commitment letter for $35 million in additional secured financing from Squadron.  This capital will be made available under the same material terms and conditions as the existing term loan with Squadron. Under the terms of the amended facility, the maturity date on the entire term loan will be extended to May 2025. A portion of the proceeds from the expanded facility will be used to retire the Company’s outstanding obligation under its working capital revolver with MidCap Funding. The expanded Squadron credit facility, as proposed, does not include any financial covenants. ATEC expects this transaction to close before the end of May 2020.

Management believes the credit refinancing of existing debt under the commitment letter with Squadron is probable to occur, and as such, alleviates any substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to countries globally, including the United States and mostly all European countries. To date, COVID-19 has had, and may continue to have, an adverse impact on the Company’s operations, supply chains, distribution channels and expenses as a result of the preventive and precautionary measures that the Company, its customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. As information surrounding COVID-19 continues to evolve, the extent of the impact on the Company's business is highly uncertain and difficult to predict. As a result of the pandemic, hospitals and health institutions are diverting resources and deferring elective surgical procedures to treat COVID-19 patients. To date, these measures have impacted, and will continue to impact, the abilities of these institutions to meet their normal recurring business obligations, including those to the Company. Furthermore, capital markets and economies worldwide have been negatively impacted by COVID-19, and it is possible this impact could cause a local and/or global economic recession. As the extent of such economic disruption continues to remain uncertain, the results of the COVID-19 pandemic could have a material adverse effect on the business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration, extent and severity of the pandemic and its impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Reclassification

Certain amounts in the consolidated financial statements for the three months ended March 31, 2019 have been reclassified to conform to the current period's presentation. These reclassifications include stock-based compensation expense, which was reclassified to correctly present employee expenses consistent with their function, out of research and development and into sales, general and administrative expense on the Company’s consolidated statements of operations. This resulted in a reclassification of $0.1 million of stock compensation expense for the three months ended March 31, 2019. In addition, certain amounts in the Consolidated Statement of Cash Flow for the three months ended March 31, 2019 have been reclassified to conform to current period's presentation. None of the adjustments had any effect on the prior period net loss.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2020. Except as discussed below, these accounting policies have not changed during the three months ended March 31, 2020.

Transaction-related Expenses

The Company expensed certain costs related to the tender offer for the acquisition of EOS Imaging, which primarily include third-party advisory fees, legal fees and commitment fees related to transaction financing arrangements.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of March 31, 2020. During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4 year vesting period and upon a specific market condition. As the award will be cash settled, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $0.6 million as of March 31, 2020 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 (in thousands):

Level 3 Liabilities
Balance at January 1, 2020	$266
Vested portion of liability classified equity award	107
Change in fair value measurement	(238)
Balance at March 31, 2020	$135

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which clarifies that an entity must measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. Accounting Standard Codification (“ASC”) 2019-08 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. The Company adopted the guidance effective January 1, 2020 and recorded a cumulative adjustment of $0.1 million to accumulated deficit as of January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted the guidance effective January 1, 2020 as part of its process to assess impairment of Goodwill.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the accounting for cloud computing implementation costs with that of costs to develop or obtain internal-use software, meaning such costs that are part of the application development stage are capitalized as an asset and amortized over the term of the arrangement, otherwise, such costs are expensed as incurred. It also clarifies the classification of amounts related to capitalized implementation costs in the financial statements. ASC 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company adopted the guidance effective January 1, 2020. It did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board in the form of Accounting Standards Updates through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective that when adopted, would have a material impact on the financial statements of the Company.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$15,664	$16,436
Allowance for doubtful accounts	(289)	(286)
Accounts receivable, net	$15,375	$16,150

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$5,402	$5,822
Work-in-process	2,052	1,578
Finished goods	56,005	51,669
	63,459	59,069
Less reserve for excess and obsolete finished goods	(25,587)	(24,215)
Inventories, net	$37,872	$34,854

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	March 31, 2020	December 31, 2019
Surgical instruments	4	$59,807	$58,502
Machinery and equipment	7	6,426	6,038
Computer equipment	3	3,879	3,594
Office furniture and equipment	5	1,351	1,297
Leasehold improvements	various	1,761	1,761
Construction in progress	n/a	216	496
		73,440	71,688
Less accumulated depreciation and amortization		(52,521)	(51,966)
Property and equipment, net		$20,919	$19,722

Total depreciation expense was $2.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively. At both March 31, 2020 and December 31, 2019, assets recorded under capital leases of $0.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	March 31, 2020	December 31, 2019
Developed technology	10	$26,976	$26,976
Intellectual property	—	1,004	1,004
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	4	7,458	7,458
Distribution network	3	4,027	4,027
In process research and development	19	8,800	8,800
		54,593	54,593
Less accumulated amortization		(29,428)	(28,988)
Intangible assets, net		$25,165	$25,605

Total amortization expense attributed to intangible assets was $0.2 million for both the three months ended March 31, 2020 and 2019, respectively.

Developed technology and in process research and development intangibles are expected to begin amortizing when the relevant products reach full commercial launch. Future amortization expense related to intangible assets as of March 31, 2020 is as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$1,428
2021	1,888
2022	1,888
2023	1,888
2024	1,785
Thereafter	16,288
$25,165

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Commissions and sales milestones	$4,129	$5,299
Payroll and payroll related	3,598	7,949
Litigation settlement obligation - short-term portion	4,400	4,400
Professional fees	5,999	3,945
Royalties	2,170	1,981
Restructuring	17	29
Taxes	103	82
Interest	170	155
Other	3,186	2,576
Total accrued expenses	$23,772	$26,416

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Litigation settlement obligation - long-term portion	$9,865	$10,712
Line of credit exit fee	600	600
Tax liabilities	371	373
Other	135	266
Other long-term liabilities	$10,971	$11,951

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

For the three months ended March 31, 2020, the Company recorded $1.0 million in revenue and $1.0 million in cost of revenue from the Supply Agreement in continuing operations and for the three months ended March 31, 2019, the Company recorded $1.6 million in revenue and $1.4 million in cost of revenue in continuing operations. Sales, general and administrative expense pertaining to discontinued operations on the Company’s condensed consolidated statements of operations were immaterial for the three months ended March 31, 2020 and 2019.

5. Debt

MidCap Facility Agreement

The Company’s Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million and provided for a term loan commitment up to $5 million. As of March 31, 2020, $11.9 million was outstanding under the revolving line of credit. The principal balance outstanding under the revolving line of credit is due in December 2022.

Amounts outstanding under the revolving line of credit accrue interest at the London Interbank Offered Rate (“LIBOR”) plus 6.0%, reset monthly. At March 31, 2020, the revolving line of credit carried an interest rate of 7.58%, with interest payable monthly. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets.

At March 31, 2020, $0.9 million remains as an unamortized debt discount related to the Amended Credit Facility on the condensed consolidated balance sheet, which will be amortized over the remaining term of the Amended Credit Facility.

Squadron Credit Agreement

On November 6, 2018, the Company closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry. The debt has a five-year maturity and bears interest at LIBOR plus 8% (10.0% as of March 31, 2020) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

In connection with the financing, the Company issued initial warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. The warrants have a seven-year term and are immediately exercisable.

In March 2019, the Company expanded the credit facility with Squadron for up to $30 million in additional secured financing. This additional financing has been made available under the Company’s existing credit facility with Squadron. The Company accounted for the amendment as a debt modification with continued amortization of the existing and inclusion of the new debt issuance costs of $0.3 million amortized into interest expense utilizing the effective interest rate method. The Company took a draw of $10.0 million of the expanded credit facility in June 2019 to be used for general corporate purposes and, subsequently, took a draw of the remaining $20.0 million on April 2, 2020. The additional borrowings under the credit facility will mature concurrent with the secured financing received from Squadron in November 2018 and bear interest at the same rate and subject to the same 10% floor and 13% ceiling. Interest-only payments are due monthly through May 2021, followed by principal payable in 29 equal monthly installments beginning June 2021 and a lump-sum payment payable at maturity in November 2023. In conjunction with the first draw under the expanded credit facility, the Company issued to Squadron warrants to purchase 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. The warrants have a seven-year term and are immediately exercisable. The warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 10 and are recorded within equity in accordance with authoritative accounting guidance and with a proportional amount, calculated by taking the draw amount divided by the total expanded credit facility, recorded as a debt discount. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method. No additional warrants were issued upon draws subsequent to June 2019. The value of the additional warrants issued that are allocated to the remaining balance available for draw on the expanded credit facility were recorded as a deferred cost asset within prepaid and other assets on the condensed consolidated balance sheet as of March 31, 2020 and are being amortized into interest expense on a ratable basis over the term of the debt.

As of March 31, 2020, the debt is recorded at its carrying value of $39.0 million, net of issuance costs of $6.0 million, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The debt issuance costs are being amortized into interest expense over the five-year term utilizing the effective interest rate method. The total principal outstanding under the Term Loan as of March 31, 2020 is $45.0 million.

Inventory Financing

The Company has an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% subject to a 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The obligation outstanding under the Inventory Financing Agreement as of March 31, 2020 was $3.0 million.

Principal payments remaining on the Company's debt are as follows as of March 31, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$885
2021	4,483
2022	19,607
2023	35,820
Total	60,795
Add: capital lease principal payments	92
Less: unamortized debt discount and debt issuance costs	(6,938)
Total	53,949
Less: current portion of long-term debt	(916)
Long-term debt, net of current portion	$53,033

Covenants

The Company’s various credit agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in the lenders’ right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants, including monthly compliance certifications and compliance with government regulations and maintenance of insurance, and prohibitions against certain specified actions, including acquiring any new equipment financings over a specified amount. The credit agreements also contain various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. The Company was in compliance with the covenants under the credit agreement at March 31, 2020.

6. Commitments and Contingencies

Leases

On December 4, 2019, the Company entered into a new lease agreement for a new headquarters location which will consist of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the new lease is currently anticipated to commence November 15, 2020 and terminate November 30, 2030. The Company will recognize a right-of-use (“ROU”) asset and liability upon taking control of the premises, currently anticipated to be the lease commencement date.

Operating Lease

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Upon the Company’s adoption of ASU 2016-02, Leases (Topic 842), as of January 1, 2019 the Company recognized a ROU asset and lease liability for its building lease, assuming a 10.5% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three months ended March 31, 2020 was immaterial.

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

Future minimum annual lease payments under such leases are as follows as of March 31, 2020 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2020	$1,114
2021	916
2022	39
Total undiscounted lease payments	2,069
Less: present value adjustment	(154)
Operating lease liability	1,915
Less: current portion of operating lease liability	(1,356)
Operating lease liability, less current portion	$559

As of March 31, 2020, the Company’s remaining lease term is 1.4 years. Rent expense under operating leases for the three months ended March 31, 2020 and 2019 was $0.3 million for both periods. The Company paid $0.4 million and $0.3 million on its operating lease agreements for the three months ended March 31, 2020 and 2019, respectively.

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

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents.  In February 2019, upon joint motion of the parties, the Court stayed all proceedings in this matter, except as noted above, pending PTAB’s determination of whether to institute inter partes review (“IPR”) of the asserted claims of the two patents at issue and vacated the trial date. In July 2019, PTAB instituted IPR of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020.  The Company expects PTAB to issue its final decisions regarding the validity of these claims in the second half of 2020. Also in July 2019, the parties submitted a joint statement to the Court regarding PTAB’s decisions and the parties’ respective recommendations regarding the stay of proceedings. In August 2019, the Court vacated the stay as to asserted claims concerning those patents at issue not presently before PTAB and continued the stay as to the ‘156 and ‘334 Patents.

In January 2020, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’832, ’780 and ’270 Patents and the Company filed a Motion for Summary Judgment of non-infringement of all asserted claims and of invalidity of the ’832 Patent and for dismissal of NuVasive’s claim for lost profits and its allegations of assignor estoppel. A hearing on the matters was held on March 13, 2020.  On April 10, 2020, the Court granted NuVasive’s Motion as to the alleged infringement of the ’832 Patent only and denied NuVasive’s Motion in all other respects. On April 24, the Court granted the Company’s Motion as to dismissal of the allegations of assignor estoppel and denied the Company’s Motion in all other respects.  Trial, which was originally set for April 27, 2020, has been taken off calendar due to increasing uncertainties surrounding the current public health crisis. A new trial date has not been set.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant. As of March 31, 2020, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing a portion of the legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenue. As of March 31, 2020, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $5.1 million through 2024 and beyond.

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

As of March 31, 2020, the Company has made installment payments in the aggregate of $41.7 million, with a remaining outstanding balance of $16.1 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	March 31 2020	December 31, 2019
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	9,865	10,712
Total	14,265	15,112
Future Interest	1,868	2,121
Total settlement obligation, gross	16,133	17,233
Related party receivable - included in stockholders' equity	(5,000)	(5,000)
Total settlement obligation, net	$11,133	$12,233

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

As part of the consideration paid, in March 2018, the Company also issued $3 million in convertible notes that were convertible into a total of 987,578 shares of common stock, which included total interest incurred, and issued warrants to purchase 2.2 million shares of common stock at an exercise price of $3.50 per share and contain a five year life.  The convertible notes matured on March 9, 2019 and were settled in cash. Upon maturity, the Company recognized the value associated with the beneficial conversion feature calculated at issuance of $0.2 million within interest expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019. Shares of common stock were issued upon achievement of post-closing milestones as described further below. The warrants issued remain outstanding as of March 31, 2020.

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss, basic and diluted	$(20,722)	$(12,968)
Denominator:
Weighted average common shares outstanding	62,732	45,310
Weighted average unvested common shares subject to repurchase	(164)	(290)
Weighted average common shares outstanding—basic and diluted	62,568	45,020
Net loss per share, basic and diluted:	$(0.33)	$(0.29)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of March 31,
	2020	2019
Options to purchase common stock	4,195	4,670
Unvested restricted share awards	6,487	3,761
Series A Convertible Preferred Stock	67	164
Warrants to purchase common stock	24,372	22,302
Total	35,121	30,897

10. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan, which increased the maximum aggregate number of shares with respect to one or more stock rights that may be granted to any one person during any fiscal year from 500,000 to 1,250,000.

Total stock-based compensation for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenues	$107	$28
Research and development	291	143
Sales, general and administrative	3,170	1,441
Total	$3,568	$1,612

Shares Reserved for Future Issuance

As of March 31, 2020, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

Stock options outstanding	4,195
Unvested restricted stock award	6,487
Employee stock purchase plan	114
Series A convertible preferred stock	67
Warrants outstanding	24,325
Authorized for future grant under the Distributor and Development Services plans	3,908
Authorized for future grant under the Management Objective Strategic Incentive Plan	445
Authorized for future grant under the Company equity plans	1,092
Total	40,633

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

During the three months ended March 31, 2020 there were no shares of Series A Convertible Preferred Stock converted into shares of common stock. During the three months ended March 31, 2019, 3,715 shares of Series A Convertible Preferred Stock were converted into 1,857,586 shares of common stock. As of March 31, 2020, there were 135 shares of Series A Convertible Preferred Stock outstanding, which are convertible into 67,338 shares of common stock.

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

During the three months ended March 31, 2020, there were 0.1 million 2017 Warrant exercises for total cash proceeds of $0.3 million. There were no 2017 Warrant exercises for the three months ended March 31, 2019. As of March 31, 2020, there were 3,107,000 2017 Common Stock Warrants outstanding.

There were no 2017 Banker Warrant exercises for the three months ended March 31, 2020 and March 31, 2019. A total of 148,554 2017 Banker Warrants remained outstanding as of March 31, 2020.

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

In addition to the 12,196,851 warrants issued in the 2018 Private Placement, the Company issued 1,800,000 warrants with identical terms to the 2018 Warrants, including the exercise price of $3.50.  During the three months ended March 31, 2020, 525,000 of these additional warrants were exercised. As of March 31, 2020 the additional 2018 warrants were fully exercised.

During the three months ended March 31, 2020, 2.1 million of the 2018 Warrants were exercised for total proceeds of $0.9 million. There were no 2018 Warrants exercised during the three months ended March 31, 2019. A total of 11,663,147 2018 Warrants remained outstanding as of March 31, 2020.

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

A summary of all outstanding warrants is as follows:

	Number of Warrants	Strike Price
2017 Common Stock Warrants	3,107,000	$2.00
2017 Banker Warrants	148,554	$2.50
2018 Common Stock Warrants	11,663,147	$3.50
Merger Warrants	2,199,682	$3.50
Executive	1,327,434	$5.00
Squadron Capital	845,000	$3.15
Squadron Capital	4,838,710	$2.17
Other	195,312	$3.85	*
Total	24,324,839

* Represents weighted average exercise price.

2017 Distributor Inducement Plan

In December 2017, the Board of Directors approved and adopted the 2017 Distributor Inducement Plan which authorizes the Company to issue to distributors restricted shares of common stock of the Company and/or warrants to purchase the Company’s common stock. The warrants are issuable with an exercise price equal to the fair market value of the common stock on the date of issuance. Each warrant and common stock issuance is subject to a time-based or net sales-based vesting provision. The Board of Directors authorized the grant of up to 1,000,000 shares of common stock under the 2017 Distributor Inducement Plan and also authorized the grant of warrants to purchase 50,000 shares of common stock, and 75,000 restricted stock units to a distributor of which 75,000 were earned and issued. These warrants and restricted stock units are subject to time based and net sales based vesting conditions. As of March 31, 2020, 260,000 warrants and 92,000 shares of common stock were earned and issued under the 2017 Distributor Inducement Plan. Total expense for the plan was $0.1 million for the three months ended March 31, 2020 and 2019.

2017 Development Services Plan

In December 2017, the Board approved and adopted the 2017 Development Services Plan which authorizes the Company to enter into Development Services Agreements with third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the option of the developer. Each common stock issuance would be subject to net sales-based vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Board of Directors authorized the grant of up to 3,000,000 shares of common stock under the Development Services Plan. As of March 31, 2020, 2.4 million shares of restricted common stock have been granted under the 2017 Development Services Plan, but none are deemed probable of election as of March 31, 2020. In addition, no common stock elections or cash payouts have been made as of March 31, 2020.

Management Objective Strategic Incentive Plan

In July 2019, the Board of Directors approved and adopted the 2019 Management Objective Strategic Incentive Plan which authorizes the Company to grant restricted stock to individuals or entities that do not qualify under the other existing equity plans. The Board of Directors authorized the grant of up to 500,000 shares of common stock with a maximum grant of 50,000 shares per participant under the plan. As of March 31, 2020, 55,000 restricted shares have been granted under the 2019 Management Objective Strategic Incentive Plan. Total expense for the plan was immaterial for the three months ended March 31, 2020.

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

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as discontinued operations, the Company must allocate the tax provision to the other categories of earnings, and then record a related tax benefit in continuing operations

The unrecognized tax benefits at March 31, 2020 and December 31, 2019 were $2.5 million for both periods, with no changes occurring during the year-to-date period. With the information currently available to the Company, it is reasonably possible there will not be a reversal to the tax reserves over the next twelve-month period. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

For the three months ended March 31, 2020, the Company had an effective tax rate of 0% and recognized an immaterial amount of income tax benefit from continuing operations. The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the Company’s net loss position.

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of March 31, 2020. The $5 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates.

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

Balance at January 1, 2020	$24
Accrued restructuring charges	—
Payments	(7)
Balance at March 31, 2020	$17

All activities and costs are expected to be completed during 2020.

14. Subsequent Event

Salary-to-Equity Conversion Program

Effective April 5, 2020, the Company implemented a voluntary salary-to-equity conversion program for certain employees whose annual payroll costs exceed $100,000, including the Company’s executive officers. The program permits each participant to make a voluntary election to reduce the participant’s compensation rate through July 11, 2020 from 10% to 75%. In exchange for the compensation reduction, each participant will be granted a restricted stock unit equal to the dollar amount of compensation reduction divided by the 30-day volume weighted average price of the Company’s common stock as of close of market on April 3, 2020. The restricted stock units granted under the program will fully vest on July 10, 2020. The restricted stock units will also vest upon a change in control of the Company and will be subject to certain accelerated vesting in the event of the participant’s death or disability. The temporary reduction in compensation to the participants shall not be treated as a reduction in base annual salary rate for purposes of any other benefits plans in which the participants are enrolled or eligible to participate, including in any bonus plans of the Company.

Paycheck Protection Program Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 21, 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 the principal amount outstanding on the PPP Loan as of October 21, 2020. The PPP Loan is evidenced by a promissory note dated April 21, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. No assurance is provided that the Company will apply for and obtain forgiveness of the PPP Loan in whole or in part.

The Company intends to use all proceeds from the PPP Loan to retain employees and maintain payroll.

Termination of Tender Offer Agreement and Commitment Letter

On April 27, 2020, the Company announced that it has terminated the Tender Offer Agreement with EOS Imaging S.A., or EOS. This decision follows the Company’s consideration and analysis of the expected ongoing market effects of the COVID-19 pandemic, including the magnitude and duration of its impact on capital equipment priorities and purchases in significant EOS markets, including the United States.  Based upon its assessment, the Company concluded that a “Material Adverse Effect” (as defined in the Tender Offer Agreement) has occurred, resulting in circumstances that are no longer conducive to completion of the transaction described in the Tender Offer Agreement. The Company notified EOS of its termination decision, as required by the Tender Offer Agreement, in a letter dated April 24, 2020.

On April 27, 2020, the Company also announced that, in connection with the termination of the Tender Offer Agreement, the Company and Perceptive Credit Holdings III, LP have agreed to terminate the debt refinancing commitment letter, including the exclusivity obligations thereunder, entered into in connection with the EOS transaction.

Expanded Credit Facility With Squadron Capital

On May 9, 2020, the Company executed a commitment letter for $35 million in additional secured financing from Squadron.  This capital will be made available under the same material terms and conditions as the existing term loan with Squadron, subject to customary closing conditions. Under the terms of the amended facility, the maturity date on the entire term loan will be extended to May 2025. A portion of the proceeds from the expanded facility will be used to retire the Company’s outstanding obligation under its working capital revolver with MidCap. In connection with the additional commitment, the Company will issue warrants to purchase 1.076 million shares of ATEC common stock at an exercise price of $4.88 per share. ATEC expects this transaction to close before the end of May 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 17, 2020. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

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

We have continued to make progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 84% for the three months ended March 31, 2019 to 89% for the three months ended March 31, 2020. We intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents. Consolidation within the industry is helping facilitate the process, as large, seasoned agents continue to seek opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Recent Developments

On February 28, 2020, we announced an agreement to acquire EOS imaging, SA, or EOS. EOS imaging is a leader in outcome-improving orthopedic medical imaging and software solutions, and is globally recognized for its rapid, low dose, biplanar full-body imaging and 3D modeling capabilities. Subsequently, on April 27, 2020, we announced that we have terminated the EOS agreement. This decision follows our consideration and analysis of the expected ongoing market effects of the COVID-19 pandemic, including the magnitude and duration of its impact on capital equipment priorities and purchases in significant EOS markets, including the U.S.

On April 27, 2020, we also announced that, in connection with the termination of the EOS agreement, we and Perceptive Credit Holdings III, LP have agreed to terminate the debt refinancing commitment letter, including the exclusivity obligations thereunder, entered into in connection with the EOS transaction

COVID-19 Pandemic

Prior to the spread of COVID-19, we experienced U.S. sales growth of over 30%, which was consistent with previously issued revenue guidance in January 2020. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in procedures in the last half of March 2020. Procedures per week in the U.S. declined more than 50% compared to the weekly procedure rate experienced earlier in the first quarter of 2020.

The depth and extent to which the COVID-19 pandemic will impact individual markets continues to vary. While we cannot reliably estimate the extent or length of the impact, we expect procedure volumes to continue to significantly decline or be delayed in the second quarter of 2020 as COVID-19 infections continue to spread and cause additional strain on hospital resources and deferral of elective procedures. We expect sales volumes to begin to eventually increase and eventually recover, as elective procedures begin to re-commence as early as the second quarter of 2020.

Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and it is possible that this could cause a local and/or global economic recession. Such economic recession could have a material adverse effect on our long-term business as hospitals curtail and reduce capital and overall spending. The COVID-19 pandemic and local actions, such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of the facilities of our suppliers and their contract manufacturers, could further significantly impact our sales and our ability to ship our products and supply our customers. Any of these events could negatively impact the number of procedures performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of spinal surgery implants used in the treatment of spine disorders. Spinal implant products include pedicle screws and complementary implants, interbody devices, plates, and tissue-based materials. Our revenue is generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers.  Currently, most of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may defer revenue until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not certain.

Cost of revenue. Cost of revenue consists of direct product costs, royalties, milestones and the amortization of purchased intangibles. Our product costs consist primarily of direct labor, overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

Transaction-related expenses. Transaction-related expenses reflects the recognition of transaction expenses incurred as part of the EOS transaction.

Restructuring expenses. Restructuring expense consists of severance, social plan benefits and related taxes in connection with our historical cost rationalization efforts.

Other expenses, net. Other expenses, net includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,
	2020	2019
Revenue:
Revenue from U.S. products	$29,070	$22,955
Revenue from international supply agreement	1,045	1,600
Total revenue	30,115	24,555
Cost of revenue	9,084	7,987
Gross profit	21,031	16,568
Operating expenses:
Research and development	3,749	3,372
Sales, general and administrative	28,003	21,097
Litigation-related	2,643	2,623
Amortization of intangible assets	172	182
Transaction-related	4,272	—
Restructuring	—	60
Total operating expenses	38,839	27,334
Operating loss	(17,808)	(10,766)
Other expense, net	(2,874)	(2,119)
Loss from continuing operations before taxes	(20,682)	(12,885)
Income tax provision	40	31
Loss from continuing operations	(20,722)	(12,916)
Loss from discontinued operations, net of applicable taxes	—	(52)
Net loss	$(20,722)	$(12,968)

	Three Months Ended
	March 31,
	2020	2019
Revenue by source
Revenue from U.S. products	$29,070	$22,955
Revenue from international supply agreement	1,045	1,600
Total revenue	$30,115	$24,555

Gross profit by source
Revenue from U.S. products	$20,954	$16,394
Revenue from international supply agreement	77	174
Total gross profit	$21,031	$16,568

Gross profit margin by source
Revenue from U.S. products	72.1%	71.4%
Revenue from international supply agreement	7.4%	10.9%
Total gross profit margin	69.8%	67.5%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Total revenue. Total revenue was $30.1 million for the three months ended March 31, 2020 compared to $24.6 million for the three months ended March 31, 2019, representing an increase of $5.5 million, or 22.4%.

Revenue from U.S. products was $29.1 million for the three months ended March 31, 2020 compared to $23.0 million for the three months ended March 31, 2019, representing an increase of $6.1 million, or 26.5%. The increase in revenue for the three months ended March 31, 2020 was attributed to the launch of new products and focus on our strategic distribution channel, as detailed below (in thousands):

	Three Months Ended March 31,				Increase (Decrease)
	2020		2019		$	%
U.S. revenue by distributor type:
Strategic distribution	$25,992	89%	$19,372	84%	$6,620	34%
Legacy and terminated distribution	3,078	11%	3,583	16%	(505)	-14%
Total U.S. revenue	$29,070	100%	$22,955	100%	$6,115	27%

Revenue from the international supply agreement which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, was $1.0 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019, representing a decrease of $0.6 million. We expect this revenue to continue to decrease over the next several quarters, as Globus continues to register its own products in international markets. Globus has the option to extend the term for up to two additional twelve-month periods subject to Globus meeting specified purchase requirements. During the first quarter of 2019, Globus notified us that it would exercise the option to extend the agreement an additional twelve months through August 2020.

Cost of revenue. Cost of revenue was $9.1 million for the three months ended March 31, 2020 compared to $8.0 million for the three months ended March 31, 2019, representing an increase of $1.1 million, or 13.8% .

Cost of revenue from U.S. products for the three months ended March 31, 2020 was $8.1 million compared to $6.6 million for the three months ended March 31, 2019, representing an increase of $1.5 million, or 22.7%. The increase is consistent with our revenue growth. Non-cash excess and obsolescence expense primarily related to the phase out of older legacy products was $1.7 million for the three months ended March 31, 2020 compared to $1.9 million for the three months ended March 31,2019, representing a decrease of $0.2 million, or 10.5%.

Cost of revenue from international supply agreement was $1.0 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. The decrease was attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $21.0 million for the three months ended March 31, 2020 compared to $16.6 million for the three months ended March 31, 2019, representing an increase of $4.4 million, or 26.5%.

Gross profit margin from U.S. product revenue was 72.1% for the three months ended March 31, 2020 compared to 71.4% for the three months ended March 31, 2019. The increase was attributed to a reduction in non-cash excess and obsolescence expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Gross profit margin from international supply agreement was 7.4% for the three months ended March 31, 2020 compared to 10.9% for the three months ended March 31, 2019. The changes in gross margin from international supply agreement was primarily related to the impact of fixed minimum royalty costs, product mix, and to a lesser extent, decrease in average selling price for certain products.

Research and development expense. Research and development expense increased $0.4 million, or 8.8% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily related to increased personnel related costs for our SafeOp neuromonitoring system partially offset by decreased regulatory expenses. We expect research and development expenses to increase in future periods as we hire additional engineering and development talent and continue to invest in our product pipeline.

Sales, general and administrative expense. Sales, general and administrative expense increased $6.9 million, or 32.7% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily related to commissions and related sales compensation expenses associated with our increase in U.S. revenue and continued investment in building out our strategic distribution channel, as well as increased marketing efforts, additional headcount and increases in our stock-based compensation. We expect our sales, general and administrative expenses to increase in absolute dollars and in line with expected increase in our U.S. product revenue.

Litigation expenses. Litigation expense was consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The expense is primarily related to our ongoing litigation with NuVasive, Inc.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The expense represents amortization in the period associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction-related expenses. Transaction-related expenses of $4.3 million for the three months ended March 31, 2020 are attributed to advisory fees, legal fees, transaction financing commitment fees and other transaction-related costs incurred in connection with the EOS tender offer.

Restructuring expense. Restructuring expense was negligible for the three months ended March 31, 2020 compared to $0.1 million for the three months ended March 31, 2019. The decrease was primarily related to lower severance and other personnel charges associated with historical cost rationalization efforts.

Other expenses, net. Other expenses, net increased $0.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to new debt arrangements and additional draws on existing agreements.

Income tax provision. Income tax provision for the three months ended March 31, 2020 was negligible and remained consistent as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, we had an effective income tax rate of 0%, primarily due to our net loss position.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within twelve months after the date the consolidated financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to current cash and cash equivalent balances, and availability under existing credit facilities. Our working capital at March 31, 2020 was $53.8 million (including cash of $27.5 million). In April 2020, we completed a $20 million draw on our credit facility with Squadron Medical Finance Solutions LLC (“Squadron Capital,” or “Squadron”).

Our capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support our customers. We have experienced negative operating cash flows for all historical periods presented and we expect these losses to continue into the foreseeable future, particularly as the COVID-19 pandemic impacts operations and surgical volumes. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration, extent and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted. To reduce expenditures and preserve cash, we recently implemented several cost-containment measures, including expense management programs and reductions in projected inventory and capital spending.

As more fully described in Note 5, our existing credit agreements with MidCap and Squadron (collectively, the “current lenders”) include a financial covenant that requires us to maintain a minimum cash balance of $5.0 million. The minimum cash covenant converted to a minimum fixed charge coverage ratio as of April 1, 2020. We did not meet the fixed charge ratio as of April 2020 and we are required to certify our debt covenant compliance with our lenders by May 31, 2020. In order to avoid a default on its existing credit agreements, we plan to refinance its existing debt. This factor indicates substantial doubt exists, but our plans are to refinance the debt.

On May 9, 2020, we executed a commitment letter for $35.0 million in additional secured financing from Squadron. This capital will be made available under the same material terms and conditions as the existing term loan with Squadron. Under the terms of the amended facility, the maturity date on the entire term loan will be extended May 2025. A portion of the proceeds from the expanded facility will be used to retire the Company’s outstanding obligation under its working capital revolver with MidCap Funding. The expanded Squadron credit facility, as proposed, does not include any financial covenants. We expect this transaction to close before the end of May 2020.

We believe the credit refinancing of existing debt under the commitment letter with Squadron is probable to occur, and as such, alleviates any substantial doubt about our ability to continue as a going concern.

Amended Credit Facility, Squadron Credit Agreement and Other Debt

Our Amended Credit Facility with MidCap provides for a revolving credit commitment up to $22.5 million. As of March 31, 2020, $11.9 million was outstanding under the revolving line of credit.

The revolving line of credit accrues interest at LIBOR plus 6.0%, reset monthly. At March 31, 2020, the revolving line of credit carried an interest rate of 7.58%. The borrowing base is determined based on the value of domestic eligible accounts receivable. As collateral for the Amended Credit Facility, MidCap has a first lien security interest in accounts receivable and a second lien on substantially all other assets. The Amended Credit Facility also includes several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in MidCap’s right to declare all outstanding obligations immediately due and payable.

On November 6, 2018, we closed the $35 million Term Loan with Squadron for net proceeds of approximately $34.1 million, which were partially used to retire our existing $29.2 million term debt with Globus. In addition, in June 2019, we took a draw of $10 million from our total available $30 million expanded credit facility with Squadron. The total debt outstanding with Squadron has a five-year maturity and bears interest at LIBOR plus 8% (10.0% as of March 31, 2020) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. Interest-only payments are due monthly through May 2021, followed by $10 million in principal payable in 29 equal monthly installments beginning June 2021 and a $25 million lump-sum payment payable at maturity in November 2023. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

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

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants, including various negative covenants including a $5 million minimum liquidity requirement through March 31, 2020. The minimum liquidity covenant will be replaced by a fixed charge ratio, pursuant to which operating cash to fixed charges (as defined) must equal at least 1:1 on a rolling 12-month basis, beginning April 2020. We were in compliance with the covenants under the credit agreements at March 31, 2020.

As of March 31, 2020, we have made $41.7 million in Orthotec settlement payments and there remains an aggregate $16.1 million of Orthotec settlement payments (including accrued and future interest) to be paid by us.

Operating Activities

We used net cash of $17.0 million from operating activities for the three months ended March 31, 2020. During this period, net cash used in operating activities consisted of our net loss adjusted for $11.4 million of non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, and loss on disposal of instruments, and $5.6 million use of cash related to working capital and other assets.

Investing Activities

We used cash of $2.6 million in investing activities for the three months ended March 31, 2020 primarily for the purchase of surgical instruments to support the commercial launch of new products.

Financing Activities

Financing activities used a negligible amount of cash for the three months ended March 31, 2020, primarily attributed to net payments under the lines of credit of $0.9 million, offset by proceeds of $0.8 million from warrant and stock option exercises and purchases of common stock under our employee stock purchase plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2020 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter
Amended Credit Facility with MidCap	$12,522	$—	$—	$12,522	$—	$—	$—
Inventory financing	2,988	—	—	—	2,988	—	—
Squadron Term Loan	45,000	—	4,483	7,685	32,832	—	—
Interest expense	20,019	5,246	6,311	5,612	2,850	—	—
Note payable for software agreements and insurance premiums	885	885	—	—	—	—	—
Capital lease obligations	102	28	37	37	—	—	—
Facility lease obligations (3)	32,159	1,218	1,550	2,976	3,025	3,116	20,274
Other operating lease obligations	415	226	189	—	—	—	—
Litigation settlement obligations, gross (2)	16,133	3,300	4,000	4,400	4,400	33	—
Guaranteed minimum royalty obligations	5,124	696	918	918	918	918	756
License agreement milestones (1)	2,250	—	700	450	650	250	200
Total	$137,597	$11,599	$18,188	$34,600	$47,663	$4,317	$21,230

(1)	These commitments represent payments in cash and are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved beginning in 2020.
(2)

Represents gross payments due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital is obligated to pay $5 million of the settlement amount, with payments beginning in the fourth quarter of 2020 and continuing through 2021. See Note 12 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information.

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

On December 4, 2019, we entered into a new lease agreement, or new Building Lease, for a new headquarters location which will consist of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the new Building Lease is currently anticipated to commence November 15, 2020 and terminate November 30, 2030, subject to two (2) sixty (60) month options to renew. Base rent under the Building Lease for the first twelve months of the term will be $195,000 per month subject to full abatement during months two through ten. Base rent for the second year of the term will be $244,115 per month and thereafter will increase annually by 3%. At the beginning of each exercised option period, base rent will be adjusted to the market rental value, and thereafter will increase annually by 3% through the end of such option period.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 17, 2020.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Other outstanding debt consists of various variable rate instruments, including debt outstanding under the Amended Credit Facility with MidCap and the Term Loan with Squadron.

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2020, our outstanding floating rate indebtedness totaled $59.9 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.6 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC's, rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified deficiencies in our internal controls over financial reporting related to our revenue and inventory cycles whereby the review of sales orders and inventory transfers were not properly applied to a portion of orders during the year. We reported these deficiencies to the Audit Committee of our Board of Directors and a material weakness related to these deficiencies existed at December 31, 2019.

Remediation of the Material Weakness during the first quarter 2020

The material weakness related to the lack of sufficient review over sales order and inventory transfers resulted in a reasonable possibility that a material misstatement of our revenue and inventory in the annual or interim financial statements may not be prevented or detected on a timely basis. To remediate the deficiencies described above and prevent similar deficiencies in the future, we developed and implemented a remediation plan during the first quarter of 2020 which included:

•	Improving controls to ensure proper documentation over revenue orders and inventory transfers
•	Assurance that control owners have appropriate training and understanding surrounding affected controls

Although we have implemented these remediation efforts, the deficiencies will not be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Any actions we have taken or may take to remediate these deficiencies are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors.

We cannot provide complete assurance that other material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner. The occurrence of such material weaknesses or our inability to remediate these deficiencies could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Despite most of our employees working remotely due to the current COVID-19 pandemic, we have not experienced any material impact to our internal control over financial reporting. We will continue to monitor the COVID-19 situation to assess and minimize any impact on the design and operating effectiveness of our internal control over financial reporting.

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

Refer to Note 6 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information regarding the NuVasive, Inc. litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 17, 2020 except for those noted below:

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and several European countries. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, supply chains, distribution channels and expenses as a result of the preventive and precautionary measures that we, our customers, other businesses, and governments are taking, including the deferral of elective medical procedures and diversion of capital and other resources. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of the disease. For example, as COVID-19 reached a global pandemic level in the month of March 2020, we experienced significant decline in procedure volume in the U.S., as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and other public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and surgeons and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and procedures performed.

Due to the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to sell, distribute and service our products, temporary closures of our facilities and the facilities of our suppliers and their contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates. For example, our corporate headquarters located in California has instituted shelter-in-place orders applicable to our employees in that region. These unprecedented measures to slow the spread of the virus taken by local governments and health care authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and will continue to have, a significant negative impact on our operations and financial results.

As a result of the shelter-in-place orders implemented by state and local governments, we have instituted a remote work environment which has impacted our employees working at our California headquarters. The remote work environment makes us more susceptible to fraud, system interruptions and similar errors that from time to time result in lost funds or delayed transactions. To date, our email and computer systems have been subject to and are likely to continue to be the target of, fraudulent attacks, including attempts to cause us to improperly transfer funds or defraud our vendors into improperly transferring funds meant for us. These attacks have increased in frequency and sophistication. When a fraud is successfully perpetrated, funds transferred to a fraudulent recipient are often times not recoverable, and, in certain instances, we may be liable for those unrecovered funds. While we have greatly enhanced our automated and manual controls to mitigate this risk, there can be no assurance that such controls will prevent or detect such attempts, which may result in financial losses or other adverse consequences which could be material to us.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results. As a result, we have withdrawn our full year 2020 financial and procedure guidance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

Effective April 5, 2020, the Company implemented a voluntary salary-to-equity conversion program for certain employees whose annual payroll costs exceed $100,000, including the Company’s executive officers. The program permits each participant to make a voluntary election to reduce the participant’s compensation rate through July 11, 2020 from 10% to 75%. In exchange for the compensation reduction, each participant will be granted a restricted stock unit equal to the dollar amount of compensation reduction divided by the 30-day volume weighted average price of the Company’s common stock as of close of market on April 3, 2020. The restricted stock units granted under the program will fully vest on July 10, 2020. The restricted stock units will also vest upon a change in control of the Company and will be subject to certain accelerated vesting in the event of the participant’s death or disability. The temporary reduction in compensation to the participants shall not be treated as a reduction in base annual salary rate for purposes of any other benefits plans in which the participants are enrolled or eligible to participate, including in any bonus plans of the Company.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	U.S. Small Business Administration Paycheck Protection Program Note(1)

10.2	David Sponsel Severance Agreement(1)

10.3	Eric Dasso Severance Agreement (1)

10.4	Kelli Howell Severance Agreement(1)

10.5	Mark Ojeda Severance Agreement(1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three Months ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2020 and 2019 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	Filed herein

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

Date: May 11, 2020