Form 10-Q
period 2020-06-30
Alphatec Holdings, Inc.
filed 2020-08-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 03, 2020, there were 64,302,695 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash	$31,163	$47,113
Accounts receivable, net	19,785	16,150
Inventories, net	41,466	34,854
Prepaid expenses and other current assets	2,651	9,880
Withholding tax receivable from Officer	577	—
Current assets of discontinued operations	322	321
Total current assets	95,964	108,318
Property and equipment, net	24,671	19,722
Right-of-use asset	1,333	1,860
Goodwill	13,897	13,897
Intangibles, net	24,724	25,605
Other assets	493	493
Noncurrent assets of discontinued operations	53	53
Total assets	$161,135	$169,948
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,955	$7,772
Accrued expenses	24,637	26,416
Current portion of long-term debt	399	489
Current portion of operating lease liability	1,404	1,314
Current liabilities of discontinued operations	400	399
Total current liabilities	42,795	36,390
Long-term debt, less current portion	66,073	53,448
Operating lease liability, less current portion	191	925
Other long-term liabilities	9,651	11,951
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2020 and December 31, 2019; 3,319 shares issued and outstanding at both June 30, 2020 and December 31, 2019	23,603	23,603
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Series B convertible preferred stock, $0.0001 par value; 45 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000 authorized; 64,054 shares issued and 63,849 outstanding at June 30, 2020, net of 205 unvested shares; and 61,718 shares issued and 61,400 shares outstanding, net of 318 unvested shares at December 31, 2019	6	6
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	618,282	606,558
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,163	1,088
Accumulated deficit	(595,532)	(558,924)
Total stockholders’ equity	18,822	43,631
Total liabilities and stockholders’ equity	$161,135	$169,948

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Revenue from U.S. products	$28,834	$26,093	$57,904	$49,048
Revenue from international supply agreement	795	1,226	1,840	2,826
Total revenue	29,629	27,319	59,744	51,874
Cost of revenue	8,787	8,433	17,871	16,420
Gross profit	20,842	18,886	41,873	35,454
Operating expenses:
Research and development	3,672	3,241	7,421	6,613
Sales, general and administrative	27,033	24,687	55,036	45,784
Litigation-related	1,304	1,200	3,947	3,823
Amortization of acquired intangible assets	172	172	344	354
Transaction-related	(181)	—	4,091	—
Restructuring	—	—	—	60
Total operating expenses	32,000	29,300	70,839	56,634
Operating loss	(11,158)	(10,414)	(28,966)	(21,180)
Other expense:
Interest and other expense, net	(3,032)	(1,921)	(5,906)	(4,040)
Loss on debt extinguishment	(1,555)	—	(1,555)	—
Total other expense, net	(4,587)	(1,921)	(7,461)	(4,040)
Loss from continuing operations before taxes	(15,745)	(12,335)	(36,427)	(25,220)
Income tax provision	60	71	100	102
Loss from continuing operations	(15,805)	(12,406)	(36,527)	(25,322)
Loss from discontinued operations, net of applicable taxes	—	(30)	—	(82)
Net loss	$(15,805)	$(12,436)	$(36,527)	$(25,404)
Net loss per share, basic and diluted:
Continuing operations	$(0.25)	$(0.26)	$(0.58)	$(0.55)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.25)	$(0.27)	$(0.58)	$(0.55)
Shares used in calculating basic and diluted net loss per share	63,713	46,880	63,140	45,957

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(15,805)	$(12,436)	$(36,527)	$(25,404)
Foreign currency translation adjustments related to continuing operations	6	18	75	93
Comprehensive loss	$(15,799)	$(12,418)	$(36,452)	$(25,311)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2019	43,368	$4	4	$—	—	$—	$523,525	$(5,000)	$(97)	$1,064	$(501,922)	$17,574
Stock-based compensation	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Distributor equity incentives	15	—	—	—	—	—	42	—	—	—	—	42
Common stock issued for conversion of Series A preferred stock	1,858	—	(4)	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature - SafeOp Convertible Notes	—	—	—	—	—	—	242	—	—	—	—	242
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	442	—	—	—	—	—	(183)	—	—	—	—	(183)
Issuance of common stock for acquisition of SafeOp - Milestone 2	887	—	—	—	—	—	2,889	—	—	—	—	2,889
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	(12,968)	(12,968)
Balance at March 31, 2019	46,578	$4	—	$—	—	$—	$528,094	$(5,000)	$(97)	$1,139	$(514,890)	$9,250
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	—	—	2,140
Distributor equity incentives	45	—	—	—	—	—	138	—	—	—	—	138
Common stock issued for warrant exercises	255	—	—	—	—	—	723	—	—	—	—	723
Common stock issued for employee stock purchase plan and stock option exercises	278	—	—	—	—	—	664	—	—	—	—	664
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	217	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	13,664	—	—	—	—	13,664
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	—	—	—	—	(12,436)	(12,436)
Balance at June 30, 2019	47,373	$4	—	$—	—	$—	$545,423	$(5,000)	$(97)	$1,157	$(527,326)	$14,161

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2020	61,400	$6	—	$—	—	$—	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	—	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	—	—	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	—	—	—	—	1,158	—	—	—	—	1,158
Common stock issued for employee stock purchase plan and stock option exercises	76	—	—	—	—	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	394	—	—	—	—	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	—	$—	—	$—	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,608	—	—	—	—	3,608
Distributor equity incentives	—	—	—	—	—	—	51	—	—	—	—	51
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for employee stock purchase plan and stock option exercises	202	—	—	—	—	—	722	—	—	—	—	722
Common stock issued for vesting of performance and restricted stock awards, net of shares repurchased for tax liability	387	—	—	—	—	—	(164)	—	—	—	—	(164)
Issuance of common stock warrants, net	—	—	—	—	—	—	2,974	—	—	—	—	2,974
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,805)	(15,805)
Balance at June 30, 2020	63,849	$6	—	$—	—	$—	$618,282	$(5,000)	$(97)	$1,163	$(595,532)	$18,822

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(36,527)	$(25,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,056	3,430
Stock-based compensation	8,143	3,963
Amortization of debt discount and debt issuance costs	2,376	1,033
Amortization of right-of-use asset	527	441
Provision for doubtful accounts	22	122
Provision for excess and obsolete inventory	3,434	4,123
Deferred income tax benefit	—	2
Beneficial conversion feature from convertible notes	—	242
Loss on disposal of instruments	144	66
Accretion to contingent consideration	—	289
Loss on extinguishment of debt	1,555	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,657)	1,330
Inventories, net	(10,047)	(7,963)
Prepaid expenses and other current assets	(1,061)	285
Other assets	—	126
Other long-term assets	—	(2,690)
Accrued expenses and other	(2,549)	1,201
Accounts payable	5,883	4,322
Lease liability	(644)	2,639
Other long-term liabilities	(2,800)	(2,199)
Net cash used in operating activities	(30,145)	(14,642)
Investing activities:
Purchases of property and equipment	(6,978)	(3,717)
Net cash used in investing activities	(6,978)	(3,717)
Financing activities:
Proceeds from sale of common stock, net	1,379	1,401
Borrowings under lines of credit	42,455	54,220
Repayments under lines of credit	(56,615)	(54,488)
Principal payments on capital lease obligations	(18)	(12)
Proceeds from issuance of term debt, net	33,921	9,700
Principal payments on term loan and notes payable	(24)	(3,045)
Net cash provided by financing activities	21,098	7,776
Effect of exchange rate changes on cash	75	99
Net decrease in cash	(15,950)	(10,484)
Cash at beginning of period, including discontinued operations	47,113	29,054
Cash at end of period, including discontinued operations	$31,163	$18,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,534	$2,714
Cash paid for income taxes	$166	$102
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for achievement of SafeOp contingent consideration	$—	$2,889
Common stock warrants issued with term loan draw	$2,986	$13,664
Purchases of property and equipment in accounts payable	$2,290	$2,221

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

On March 8, 2018, the Company completed its acquisition of SafeOp, pursuant to a reverse triangular merger of SafeOp into a newly-created wholly-owned subsidiary of the Company, with SafeOp being the surviving corporation and a wholly-owned subsidiary of the Company.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 17, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

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

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the consolidated financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances, and availability under existing credit facilities. The Company’s working capital at June 30, 2020 was $53.2 million (including cash of $31.2 million), which along with available draws on an additional $25 million under its credit facility with Squadron Medical Finance Solutions LLC (“Squadron”), allows the Company to fund its operations through at least one year subsequent to the date the financial statements are issued.

The Company’s capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support its customers. The Company has experienced negative operating cash flows for all historical periods presented and it expects these losses to continue into the foreseeable future, particularly if the COVID-19 pandemic continues to impact operations and surgical volumes. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration, extent and severity of the pandemic and its impact on the Company's customers, all of which are uncertain and cannot be predicted.

The COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. In late 2019, a novel strain of Coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally to all countries, including to the United States. The global spread of the virus has led to unprecedented restrictions on, and disruptions in business and personal activities, which include preventive and precautionary measures that governments, communities, business partners, and the Company have taken and continue to take to manage the impact and mitigate any further spread of the virus. To date, the Company has taken steps to help keep its workforce healthy and safe and is assessing and updating its plans on an ongoing basis, as new information related to the virus and its impact become available.

The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any further initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain. The Company intends to continue to actively monitor the pandemic and take the necessary and required steps to identify and mitigate any adverse impacts on, or risks to, the Company’s business operations posed by the spread of COVID-19.

Reclassification

Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2019 have been reclassified to conform to the current period’s presentation.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2020. Except as discussed below, these accounting policies have not changed during the three and six months ended June 30, 2020.

Transaction-related (Credits)Expenses

The Company expensed certain costs related to the terminated tender offer for the acquisition of EOS Imaging, which primarily include third-party advisory fees, legal fees and commitment fees related to transaction financing arrangements.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of June 30, 2020. During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4 year vesting period and upon a specific market condition. As the award will be cash settled, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $1.0 million as of June 30, 2020 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 (in thousands):

Level 3 Liabilities
Balance at January 1, 2020	$266
Vested portion of liability classified equity award	107
Change in fair value measurement	(238)
Balance at March 31, 2020	$135
Vested portion of liability classified equity award	39
Change in fair value measurement	102
Balance at June 30, 2020	$276

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

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$20,080	$16,436
Allowance for doubtful accounts	(295)	(286)
Accounts receivable, net	$19,785	$16,150

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$5,424	$5,822
Work-in-process	1,403	1,578
Finished goods	61,472	51,669
	68,299	59,069
Less reserve for excess and obsolete finished goods	(26,833)	(24,215)
Inventories, net	$41,466	$34,854

Property and Equipment, net

Property and equipment, net consist of the following (in thousands except as indicated):

	Useful lives (in years)	June 30, 2020	December 31, 2019
Surgical instruments	4	$63,795	$58,502
Machinery and equipment	7	6,505	6,038
Computer equipment	3	3,879	3,594
Office furniture and equipment	5	1,380	1,297
Leasehold improvements	various	1,761	1,761
Construction in progress	n/a	312	496
		77,632	71,688
Less accumulated depreciation and amortization		(52,961)	(51,966)
Property and equipment, net		$24,671	$19,722

Total depreciation expense was $2.2 million and $4.2 million for the three and six months ended June 30, 2020, respectively, and $1.5 and $3.1 million for the three and six months ended June 30, 2019, respectively. At both June 30, 2020 and December 31, 2019, assets recorded under capital leases of $0.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	June 30, 2020	December 31, 2019
Developed technology	10	$26,976	$26,976
Intellectual property	—	1,004	1,004
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	4	7,458	7,458
Distribution network	3	4,027	4,027
In process research and development	19	8,800	8,800
		54,593	54,593
Less accumulated amortization		(29,869)	(28,988)
Intangible assets, net		$24,724	$25,605

Total amortization expense attributed to intangible assets was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

Developed technology and in process research and development intangibles are expected to begin amortizing when the relevant products reach full commercial launch. Future amortization expense related to intangible assets as of June 30, 2020 is as follows (in thousands):

Year Ending December 31,
Remainder of 2020	978
2021	1,888
2022	1,888
2023	1,888
2024	1,785
Thereafter	16,297
$24,724

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Commissions and sales milestones	$5,383	$5,299
Payroll and payroll related	5,671	7,949
Litigation settlement obligation - short-term portion	4,400	4,400
Professional fees	1,865	3,945
Royalties	2,408	1,981
Interest	602	155
Other	4,308	2,687
Total accrued expenses	$24,637	$26,416

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Litigation settlement obligation - long-term portion	$9,002	$10,712
Line of credit exit fee	—	600
Tax liabilities	373	373
Other	276	266
Other long-term liabilities	$9,651	$11,951

4. Discontinued Operations

In connection with the sale of the International Business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified the Company that it will exercise the option to extend the agreement the second additional twelve month period through August 2021. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement. The Company recorded $0.8 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three months ended June 30, 2020, and $1.8 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the six months ended June 30, 2020. For the three months ended June 30, 2019, the Company recorded $1.2 million in both revenue and cost of revenue, and $2.8 million in revenue and $2.6 million in cost of revenue from the Supply Agreement in continuing operations for the six months ended June 30, 2019.

5. Debt

MidCap Facility Agreement

On May 29, 2020, the Company repaid in full all amounts outstanding under the Amended Credit Facility with MidCap Funding IV, LLC (“MidCap”). The Company made a final payment of $9.6 million to MidCap, consisting of outstanding principal and accrued interest. All amounts previously recorded as debt issuance costs were recorded as part of loss on debt extinguishment on the Company’s consolidated statement of operations for the three and six months ended June 30, 2020.

Squadron Credit Agreement

On November 6, 2018, the Company closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry. The debt bears interest at LIBOR plus 8% (10.0% as of June 30, 2020) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. In March 2019, the Company amended the Term Loan to expand the credit facility for up to an additional $30 million in secured financing. The Company took a draw of $10.0 million on the expanded credit facility in June 2019 and, subsequently, took a draw of the remaining $20.0 million in April 2020. On May 29, 2020, the Company amended the Term Loan to expand the credit facility by an additional $35 million and remove all financial covenant requirements. Additional draws under the Term Loan are at the sole discretion of the Company up to an additional $35 million. In June 2020, the Company took a draw of $10.0 million which was used to retire the existing working capital revolver with MidCap described above. All future draws must be made by December 31, 2021. The total principal outstanding under the Term Loan as of June 30, 2020 is $75.0 million, with an additional $25 million in available borrowings. Under the terms of the amended facility, the maturity date on the entire term loan was extended to June 2025 with interest-only payments due monthly through November 2022, followed by monthly principal payments of $1.0 million beginning December 2022 and a lump-sum payment payable at maturity in June 2025. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

In connection with the financing, the Company issued initial warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. In conjunction with the first draw under the first amendment of the Term Loan, the Company issued to Squadron warrants to purchase an additional 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. In connection with the second amendment of the Term Loan, the Company issued warrants to purchase an additional 1,075,820 shares of the Company’s common stock at an exercise price of $4.88 per share. All of the warrants are exercisable immediately and were amended to have the same maturity date in May 2027. Total warrants outstanding to Squadron are 6,759,530 as of June 30, 2020. All of the warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 10 and are recorded within equity in accordance with authoritative accounting guidance and recorded as a debt discount.

The Company accounted for the amendments of the Term Loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method.

As of June 30, 2020, the debt is recorded at its carrying value of $58.8 million, net of issuance costs of $16.2 million, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method.

Paycheck Protection Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.0% per annum. Commencing August 21, 2021, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at anytime prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the SBA upon application. Applications for forgiveness of the PPP Loan are currently being accepted by the SBA and may be submitted for up to 16 months after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four week period, beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although it is the intention of the Company, no assurance is provided that the Company will apply for or obtain forgiveness of the PPP Loan in whole or in part. As such, the loan is recorded as long-term debt on the Company’s condensed consolidated balance sheet.

Inventory Financing

The Company has an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% subject to a 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The obligation outstanding under the Inventory Financing Agreement as of June 30, 2020 was $3.0 million.

Principal payments remaining on the Company's debt are as follows as of June 30, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$370
2021	2,104
2022	3,166
2023	14,976
2024	12,000
2025 and thereafter	50,000
Total	82,616
Add: capital lease principal payments	84
Less: unamortized debt discount and debt issuance costs	(16,228)
Total	66,472
Less: current portion of long-term debt	(399)
Long-term debt, net of current portion	$66,073

Covenants

The Company’s various financing agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in the lenders’ right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants and compliance requirements with governmental regulations and maintenance of insurance, as well as prohibitions against certain specified actions, including acquiring any new equipment financings over a specified amount. The Company was in compliance with the covenants under the financing agreements at June 30, 2020.

6. Commitments and Contingencies

Leases

On December 4, 2019, the Company entered into a lease agreement for a new headquarters location which will consist of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the new lease is currently anticipated to commence November 15, 2020 and terminate November 30, 2030. The Company will recognize a right-of-use (“ROU”) asset and liability upon taking control of the premises, currently anticipated to be the lease commencement date.

Operating Lease

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Upon the Company’s adoption of ASU 2016-02, Leases (Topic 842), as of January 1, 2019 the Company recognized a ROU asset and lease liability for its building lease, assuming a 10.5% discount rate. Any short-term leases defined as 12 months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three and six months ended June 30, 2020 was immaterial.

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

Future minimum annual lease payments under such leases are as follows as of June 30, 2020 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2020	$744
2021	918
2022	40
Total undiscounted lease payments	1,702
Less: present value adjustment	(107)
Operating lease liability	1,595
Less: current portion of operating lease liability	(1,404)
Operating lease liability, less current portion	$191

As of June 30, 2020, the Company’s remaining lease term is 1.2 years. Rent expense under operating leases was $0.4 million for both the three months ended June 30, 2020 and June 30, 2019, and $0.7 million for both the six months ended June 30, 2020 and June 30, 2019, respectively. The Company paid $0.4 million and $0.7 million on its operating lease agreements for both the three and six months ended June 30, 2020 and 2019, respectively.

Purchase Commitments

The Company entered into a distribution agreement with a third-party provider in January 2020 in which the Company is obligated to certain minimum purchase requirements related to inventory purchases and equipment leases. As of June 30, 2020, the minimum purchase commitment required by the Company under the agreement was $3.3 million to be paid over a three-year period.

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

Also in March 2018, NuVasive moved for a preliminary injunction.  In March 2018, the Court denied that motion without prejudice for failure to comply with the Court’s chambers rules.  In April 2018, NuVasive again moved for a preliminary injunction.  In July 2018, the Court denied that motion on the grounds that NuVasive failed to establish either likelihood of success on the merits of its claims or that it would suffer irreparable harm absent the injunction.

In September 2018, NuVasive filed an Amended Complaint, asserting infringement claims of U.S. Patent Nos. 9,924,859, 9,974,531 and 8,187,334. The Company filed its answer, affirmative defenses and counterclaims to these new claims in October 2018.  Also in October 2018, NuVasive moved to dismiss the Company’s counterclaims that NuVasive intentionally had misled the U.S. Patent and Trademark Office as a means of obtaining certain patents asserted against the Company.  In January 2019, the Court denied NuVasive’s motion as to all but one of the Company’s counterclaims, but granted the Company leave to amend its counterclaim to cure the dismissal.  The Company amended that counterclaim in February 2019 and, that same month, NuVasive again moved to dismiss it.  In March 2019, the Court denied NuVasive’s motion.  NuVasive filed its Answer to the amended counterclaim in April 2019.

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents.  In February 2019, upon joint motion of the parties, the Court stayed all proceedings in this matter, except as noted above, pending PTAB’s determination of whether to institute inter partes review (“IPR”) of the asserted claims of the two patents at issue and vacated the trial date. In July 2019, PTAB instituted IPR of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020.  In July 2020, the PTAB ruled that all challenged claims of the ‘156 Patent were valid (not unpatentable) and ruled that several challenged claims of the ‘334 Patent were invalid, while finding that other challenged claims of the ‘334 Patent were valid.  The PTAB’s written decision on the matter remains subject to potential motions for reconsideration and/or appeal.

In January 2020, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’832, ’780 and ’270 Patents and the Company filed a Motion for Summary Judgment of non-infringement of all asserted claims and of invalidity of the ’832 Patent and for dismissal of NuVasive’s claim for lost profits and its allegations of assignor estoppel. In April 2020, the Court granted NuVasive’s Motion as to the alleged infringement of the ’832 Patent only and denied NuVasive’s Motion in all other respects. Also in April 2020, the Court granted the Company’s Motion as to dismissal of the allegations of assignor estoppel and denied the Company’s Motion in all other respects.  Trial, which was originally set for April 2020, has been taken off calendar due to increasing uncertainties surrounding the current public health crisis. A new trial date has not been set.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. As of June 30, 2020, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter. In October 2018, the Delaware Court ordered that NuVasive begin advancing a portion of the legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying consolidated statements of operations as a component of cost of revenue. As of June 30, 2020, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $4.8 million through 2024 and beyond.

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5 million to the $49 million settlement amount. The $5 million is classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital and its affiliates. See Note 11 for further information.

As of June 30, 2020, the Company has made installment payments in the aggregate of $42.8 million, with a remaining outstanding balance of $15.0 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	June 30, 2020	December 31, 2019
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	9,002	10,712
Total	13,402	15,112
Future Interest	1,631	2,121
Total settlement obligation, gross	15,033	17,233
Related party receivable - included in stockholders' equity	(5,000)	(5,000)
Total settlement obligation, net	$10,033	$12,233

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss, basic and diluted	$(15,805)	$(12,436)	$(36,527)	$(25,404)
Denominator:
Weighted average common shares outstanding	63,874	47,143	63,303	46,233
Weighted average unvested common shares subject to repurchase	(161)	(263)	(163)	(276)
Weighted average common shares outstanding—basic and diluted	63,713	46,880	63,140	45,957
Net loss per share, basic and diluted:	$(0.25)	$(0.27)	$(0.58)	$(0.55)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of June 30,
	2020	2019
Options to purchase common stock	4,167	4,670
Unvested restricted share awards	8,345	3,761
Series A Convertible Preferred Stock	67	164
Warrants to purchase common stock	25,401	22,302
Total	37,980	30,897

9. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan, which increased the shares of Common Stock available for issuance under the Equity Plan by 7,000,000 shares. At June 30, 2020, 4,596,708 shares of common stock remained available for issuance under the 2016 Equity Incentive Award Plan.

Salary-to-Equity Conversion Program

Effective April 5, 2020, the Company implemented a voluntary salary-to-equity conversion program for certain employees whose annual payroll costs exceed $100,000, including the Company’s executive officers. The program permits each participant to make a voluntary election to reduce the participant’s compensation rate through July 11, 2020 from 10% to 75%. In exchange for the compensation reduction, each participant will be granted a restricted stock unit equal to the dollar amount of compensation reduction divided by the 30-day volume weighted average price of the Company’s common stock as of close of market on April 3, 2020. The restricted stock units granted under the program will fully vest on July 10, 2020. The restricted stock units will also vest upon a change in control of the Company and will be subject to certain accelerated vesting in the event of the participant’s death or disability. The temporary reduction in compensation to the participants shall not be treated as a reduction in base annual salary rate for purposes of any other benefits plans in which the participants are enrolled or eligible to participate, including in any bonus plans of the Company. As the plan allows for a cash payment of the deferred amount in the event the employee separates from the Company prior to the completion date of the program, the amounts are recorded as a liability instrument through its settlement date with a corresponding fair value update at each reporting period. As of June 30, 2020, a liability of $0.7 million was included in the Company’s condensed consolidated balance sheet for the proportionate amount of equity to be issued. A stock compensation charge was recorded for the same amount.

Stock-Based Compensation

Total stock-based compensation for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenues	$128	$28	$235	$56
Research and development	396	174	687	317
Sales, general and administrative	4,051	2,149	7,221	3,590
Total	$4,575	$2,351	$8,143	$3,963

Shares Reserved for Future Issuance

As of June 30, 2020, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

Stock options outstanding	4,167
Unvested restricted stock award	8,345
Employee stock purchase plan	394
Series A convertible preferred stock	67
Warrants outstanding	25,401
Authorized for future grant under the Distributor and Development Services plans	6,949
Authorized for future grant under the Management Objective Strategic Incentive Plan	370
Authorized for future grant under the Company equity plans	5,487
Total	51,180

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable for cash or by cashless exercise. During the three months ended June 30, 2020, there were no 2017 PIPE Warrant exercises. During the six months ended June 30, 2020 there were 125,000 2017 PIPE Warrant exercises for total cash proceeds of $0.3 million. During both the three and six months ended June 30, 2019, there were 118,864 2017 PIPE Warrant exercises for total cash proceeds of $0.2 million. As of June 30, 2020, there were 3,255,554 2017 PIPE Warrants outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable for cash or by cashless exercise. During the three months ended June 30, 2020, there were no 2018 PIPE Warrant exercises. During the six months ended June 30, 2020, there were 2,059,524 2018 PIPE Warrant exercises for total cash proceeds of $0.9 million. During both the three and six months ended June 30, 2019, there were 136,000 2018 PIPE Warrant exercises for total cash proceeds of $0.5 million. A total of 11,663,147 2018 PIPE Warrants remained outstanding as of June 30, 2020

Squadron Warrants

As further described in Note 5, during the year ended December 31, 2018, in connection with the initial debt financing with Squadron, the Company issued warrants to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,838,710 warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,075,820 warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron debt for total warrants outstanding to Squadron of 6,759,530. The warrants have a seven-year term and are immediately exercisable. Further in conjunction with the second amendment, the termination dates for all existing Squadron warrants was extended to May 29, 2027 in order to align all warrant expiration dates. In accordance with authoritative accounting guidance, the warrants qualified for equity treatment upon issuance and were recorded as a debt discount to the face of the debt liability based on fair value to be amortized into interest expense over the life of the debt agreement. The fair value assigned to the warrant amendment was also allocated as a debt issuance cost and amortized into interest expense. As the warrants provide for partial price protection that allow for a reduction in the price in the event of a lower per share priced issuance, the warrants were valued utilizing a Monte Carlo simulation that considers the probabilities of future financings. The Monte Carlo model simulates the present value of the potential outcomes of future stock prices of the Company over the seven-year life of the warrants. The projection of stock prices is based on the risk-free rate of return and the volatility of the stock price of the Company and correlates future equity raises based on the probabilities provided.

A summary of all outstanding warrants for common stock is as follows:

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants*	3,255,554	$2.02	June 2022
2018 PIPE Warrants	11,663,147	$3.50	May 2023
SafeOp Surgical Merger Warrants	2,199,682	$3.50	May 2023
2018 Squadron Capital Warrants	845,000	$3.15	May 2027
2019 Squadron Capital Warrants	4,838,710	$2.17	May 2027
2020 Squadron Capital Warrants	1,075,820	$4.88	May 2027
Executive Warrants	1,327,434	$5.00	December 2022
Other*	195,312	$3.85	Various through May 2023
Total	25,400,659

*	Represents weighted average exercise price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

2017 Distributor Inducement Plan and 2017 Development Services Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to third-party distributors whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to a distributor shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales based vesting conditions. As of June 30, 2020, 220,000 warrants were granted, and 51,500 shares of common stock were earned and issued under the 2017 Distributor Inducement Plan. Warrants granted under the plan as of June 30, 2020 were not yet subject to expiration related to any time or sales based vesting conditions. Negligible expense and $0.1 million of expense have been recorded for the plan for the three months ended June 30, 2020 and June 30, 2019, respectively. Expense recorded for the plan was $0.1 million for both the six months ended June 30, 2020 and June 30, 2019.

Under the 2017 Development Services Plan, the Company is authorized to grant up to 6,000,000 shares of common stock to third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the election of the developer. Each common stock issuance is subject to net sales-based and other vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. As of June 30, 2020, the Company has entered Development Services Agreements pursuant to which the Company may grant 4,619,000 shares of restricted common stock under the 2017 Development Services Plan, subject to achievement of the performance criteria and vesting conditions as set forth in such Development Services Agreements. None of the grants are deemed probable of equity election as of June 30, 2020. In addition, no common stock elections or cash payouts have been made as of June 30, 2020.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of June 30, 2020, 130,000 restricted shares and a warrant to purchase up to 25,000 restricted common stock shares have been granted under the 2019 Management Objective Strategic Incentive Plan. Total expense for the plan was $0.1 million for the six months ended June 30, 2020.

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

The unrecognized tax benefits at June 30, 2020 and December 31, 2019 were $2.5 million for both periods, with no changes occurring during the year-to-date period. With the information currently available to the Company, it is reasonably possible there will not be a reversal to the tax reserves over the next twelve-month period. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

For the three months ended June 30, 2020, the Company had an effective tax rate of 0% and recognized an immaterial amount of income tax provision from continuing operations. The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the Company’s net loss position.

11. Related Party Transactions

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of June 30, 2020. The $5 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates.

Included on the consolidated balance sheet as of June 30, 2020 is a $0.6 million officer receivable for settlement of a tax liability related to the vesting of restricted common stock. A corresponding liability for the same amount is also included on the consolidated balance sheet within the accrued expenses line item.

12. Subsequent Event

None.

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

We have continued to make progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 88% and 86% for the three and six months ended June 30, 2019 to 91% and 90% for the three and six months ended June 30, 2020, respectively. We intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents. Consolidation within the industry is helping facilitate the process, as large, seasoned agents continue to seek opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Recent Developments

Termination of Tender Offer Agreement and Commitment Letter

On April 27, 2020, we announced the termination of our Tender Offer Agreement with EOS Imaging S.A., or EOS. This decision follows our consideration and analysis of the expected ongoing market effects of the COVID-19 pandemic, including the magnitude and duration of its impact on capital equipment priorities and purchases in significant EOS markets, including the United States. Based upon our assessment, we have concluded that a “Material Adverse Effect” (as defined in the Tender Offer Agreement) has occurred, resulting in circumstances that are no longer conducive to completion of the transaction described in the Tender Offer Agreement. We notified EOS of our termination decision, as required by the Tender Offer Agreement, in a letter dated April 24, 2020.

On April 27, 2020, we also announced that, in connection with the termination of the EOS agreement, we and Perceptive Credit Holdings III, LP have agreed to terminate the debt refinancing commitment letter, including the exclusivity obligations thereunder, entered into in connection with the EOS transaction.

COVID-19 Pandemic

Prior to the spread of COVID-19, we experienced year-over-year U.S. sales growth of over 30%, which was consistent with previously issued revenue guidance in January 2020. As the COVID-19 pandemic spread to Western Europe and the U.S., we experienced a significant decline in procedures from the last half of March 2020 through the month of April. During May procedure volumes began to increase and in the month of June sales and procedure volumes returned to near pre-pandemic levels.

The depth and extent to which the COVID-19 pandemic will impact individual markets continues to vary. We expect procedure volumes to remain difficult to estimate as COVID-19 infections continue to spread and may cause additional strain on hospital resources and deferral of elective procedures.

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

Transaction-related (credits)expenses. Transaction-related (credits)expenses reflects the recognition of transaction expenses incurred as part of the terminated tender offer related to the EOS transaction.

Restructuring expenses. Restructuring expense consists of severance, social plan benefits and related taxes in connection with our historical cost rationalization efforts.

Loss on debt extinguishment. Loss on debt extinguishment is comprised of all amounts previously recorded as debt issuance costs related to the MidCap facility that was repaid in full.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended June 30, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Revenue from U.S. products	$28,834	$26,093	$57,904	$49,048
Revenue from international supply agreement	795	1,226	1,840	2,826
Total revenue	29,629	27,319	59,744	51,874
Cost of revenue	8,787	8,433	17,871	16,420
Gross profit	20,842	18,886	41,873	35,454
Operating expenses:
Research and development	3,672	3,241	7,421	6,613
Sales, general and administrative	27,033	24,687	55,036	45,784
Litigation-related	1,304	1,200	3,947	3,823
Amortization of acquired intangible assets	172	172	344	354
Transaction-related	(181)	—	4,091	—
Restructuring	—	—	—	60
Total operating expenses	32,000	29,300	70,839	56,634
Operating loss	(11,158)	(10,414)	(28,966)	(21,180)
Other expense:
Interest and other expense, net	(3,032)	(1,921)	(5,906)	(4,040)
Loss on debt extinguishment	(1,555)	—	(1,555)	—
Total other expense, net	(4,587)	(1,921)	(7,461)	(4,040)
Loss from continuing operations before taxes	(15,745)	(12,335)	(36,427)	(25,220)
Income tax provision	60	71	100	102
Loss from continuing operations	(15,805)	(12,406)	(36,527)	(25,322)
Loss from discontinued operations, net of applicable taxes	—	(30)	—	(82)
Net loss	$(15,805)	$(12,436)	$(36,527)	$(25,404)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by source
Revenue from U.S. products	$28,834	$26,093	$57,904	$49,048
Revenue from international supply agreement	795	1,226	1,840	2,826
Total revenue	$29,629	$27,319	$59,744	$51,874

Gross profit by source
Revenue from U.S. products	$20,834	$18,841	$41,788	$35,235
Revenue from international supply agreement	8	45	85	219
Total gross profit	$20,842	$18,886	$41,873	$35,454

Gross profit margin by source
Revenue from U.S. products	72.3%	72.2%	72.2%	71.8%
Revenue from international supply agreement	1.0%	3.7%	4.6%	7.7%
Total gross profit margin	70.3%	69.1%	70.1%	68.3%

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Total revenue. Total revenue was $29.6 million for the three months ended June 30, 2020 compared to $27.3 million for the three months ended June 30, 2019, representing an increase of $2.3 million, or 8.4%. Total revenue was $59.7 million for the six months ended June 30, 2020 compared to $51.9 million for the six months ended June 30, 2019, representing an increase of $7.9 million, or 15.0%.

Revenue from U.S. products was $28.8 million for the three months ended June 30, 2020 compared to $26.1 million for the three months ended June 30, 2019, representing an increase of $2.7 million, or 10.3%, and was $57.9 million for the six months ended June 30, 2020 compared to $49.0 million for the six months ended June 30, 2019, representing an increase of $8.9 million, or 18.2%. The increase in revenue for the three and six months ended June 30, 2020 was attributed to the launch of new products and our continued focus on our strategic distribution channel, as detailed below (in thousands):

	Three Months Ended June 30,				Increase (Decrease)		Six Months Ended June 30,				Increase (Decrease)
	2020		2019		$	%	2020		2019		$	%
U.S. revenue by distributor type:
Strategic distribution	$26,324	91%	$22,854	88%	$3,470	15%	$52,316	90%	$42,226	86%	$10,090	24%
Legacy and terminated distribution	2,510	9%	3,239	12%	(729)	-23%	5,588	10%	6,822	14%	(1,234)	-18%
Total U.S. revenue	$28,834	100%	$26,093	100%	$2,741	11%	$57,904	100%	$49,048	100%	$8,856	18%

Revenue from the international supply agreement which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, was $0.8 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019, representing a decrease of $0.4 million, and $1.8 million for the six months ended June 30, 2020 compared to $2.8 million for the six months ended June 30, 2019, representing a decrease of $1.0 million. We expect this revenue to continue to decrease over the next several quarters, as Globus continues to register its own products in international markets. Globus has the option to extend the term for up to two additional twelve-month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified us that it would exercise the option to extend the agreement for the second additional twelve-month period through August 2021.

Cost of revenue. Cost of revenue was $8.8 million for the three months ended June 30, 2020 compared to $8.4 million for the three months ended June 30, 2019, representing an increase of $0.4 million, or 4.8%, and $17.9 million for the six months ended June 30, 2020 compared to $16.4 million for the six months ended June 30, 2019, representing an increase of $1.5 million or 9.1%.

Cost of revenue from U.S. products for the three months ended June 30, 2020 was $8.0 million compared to $7.3 million for the three months ended June 30, 2019, representing an increase of $0.7 million, or 9.6%. The increase is consistent with our revenue growth. Non-cash excess and obsolescence expense primarily related to the phase out of older legacy products was $1.7 million for the three months ended June 30, 2020 compared to $2.2 million for the three months ended June 30,2019, representing a decrease of $0.5 million, or 22.7%, and $3.4 million for the six months ended June 30, 2020 compared to $4.1 million for the six months ended June 30, 2019, representing a decrease of $0.7 million, or 17.1%.

Cost of revenue from international supply agreement was $0.8 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019, representing a decrease of $0.4 million, or 33.3% ,and $1.8 million for the six months ended June 30, 2020 compared to $2.6 million for the six months ended June 30, 2019, representing a decrease of $0.8 million, or 30.8%. The decrease were attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $20.8 million for the three months ended June 30, 2020 compared to $18.9 million for the three months ended June 30, 2019, representing an increase of $1.9 million, or 10.1% and $41.9 million for the six months ended June 30, 2020 compared to $35.5 million for the six months ended June 30, 2019, representing an increase of $6.4 million, or 18.0%.

Gross profit margin from U.S. product revenue increased by 0.1% and 0.4% for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. The changes in gross margin from U.S. product revenue were primarily attributed to a reduction in non-cash excess and obsolescence expense, partially offset by increases in amortization expense related to our SafeOp neuromonitoring system and product mix.

Gross profit margin from international supply agreement decreased by 2.7% and 3.1% for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. The changes in gross margin from international supply agreement were primarily related to the impact of fixed minimum royalty costs, product mix, and to a lesser extent, changes in average selling price for certain products.

Research and development expense. Research and development expense increased $0.5 million, or 15.6% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased $0.8 million, or 12.1%  for the six months ended June 30, 2020. The increase was primarily related to personnel and new project costs, partially offset by decreases in other various research and development initiatives. We expect research and development expenses to increase in future periods as we continue to hire additional engineering and development talent and invest in our product pipeline.

Sales, general and administrative expense. Sales, general and administrative expense increased $2.4 million, or 9.8% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased $9.2 million, or 20.1% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily related to commissions and related sales compensation expenses associated with our increase in U.S. revenue and continued investment in building out our strategic distribution channel, as well as increased marketing efforts, additional headcount and increases in our stock-based compensation. We expect our sales, general and administrative expenses to increase in absolute dollars and in line with expected increase in our U.S. product revenue.

Litigation expenses. Litigation expense increased by $0.1 million, or 8.3% for the three months ended June 30, 2020 as compared to the three months June 30, 2019 and increased by $0.1 million, or 2.6% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The expense is primarily related to our ongoing litigation with NuVasive, Inc. and fluctuations related to the timing of related legal activities.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The expense represents amortization in the period associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction-related (credits)expenses. Transaction-related (credits)expenses of $-0.2 million and $4.1 million for the three and six months ended June 30, 2020 are attributed to advisory fees, legal fees, transaction financing commitment fees and other transaction-related costs incurred in connection with the terminated EOS tender offer.

Loss on debt extinguishment. As part of the payoff of the MidCap facility in the second quarter of 2020, the remaining balance of all amounts previously recorded as debt issuance costs were recorded as a loss on debt extinguishment.

Interest and other expenses, net. Interest and other expenses, net increased $1.1 million and $1.9 million during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively. The increases were primarily due to new debt arrangements and additional draws on existing agreements.

Income tax provision. Income tax provision for the three and six months ended June 30, 2020, was negligible and remained consistent as compared to the three and six months ended June 30, 2019. For the six months ended June 30, 2020, we had an effective income tax rate of 0%, primarily due to our net loss position.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within twelve months after the date the consolidated financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances, and availability under existing credit facilities. Our working capital at June 30, 2020 was $53.2 million (including cash of $31.2 million), which along with available draws on an additional $25 million under the credit facility with Squadron Medical Finance Solutions LLC (“Squadron”), allows us to fund operations through at least one year subsequent to the date the financial statements are issued.

Our capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support our customers. We have experienced negative operating cash flows for all historical periods presented and we expect these losses to continue into the foreseeable future, particularly if the COVID-19 pandemic continues to impact operations and surgical volumes. The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration, extent and severity of the pandemic and its impact on our customers, all of which are uncertain and cannot be predicted.

Squadron Credit Agreement, Paycheck Protection Loan and Other Debt and Commitments

On November 6, 2018, we closed a $35 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry. The debt bears interest at LIBOR plus 8% (10.0% as of June 30, 2020) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. In March 2019, we expanded the credit facility with Squadron for up to an additional $30 million in secured financing. We took a draw of $10.0 million of the expanded credit facility in June 2019 and, subsequently, took a draw of the remaining $20.0 million in April 2020. On May 29, 2020, we entered into a second amendment to the Term Loan to expand the credit facility by an additional $35 million and remove all financial covenant requirements. It is at our sole discretion to make draws on the additional $35 million Term Loan. In June 2020, we took a draw of $10.0 million used to retire the existing working capital revolver with MidCap. All future draws must be made by December 31, 2021. The total principal outstanding under the Term Loan as of June 30, 2020 is $75.0 million with an additional $25 million in available borrowings. Under the terms of the amended facility, the maturity date on the entire term loan was extended to June 2025 with interest-only payments due monthly through November 2022, followed by monthly principal payments of $1.0 million beginning December 2022 and a lump-sum payment payable at maturity in June 2025. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

On April 23, 2020, we received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.0% per annum. Commencing August 21, 2021, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by the SBA. The PPP Loan is evidenced by a promissory note dated April 21, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application beginning 16 months after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. We used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although it is our intention, no assurance is provided that we will apply for and obtain forgiveness of the PPP Loan in whole or in part.

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

As of June 30, 2020, we have made $42.8 million in Orthotec settlement payments and there remains an aggregate amount of $15.0 million in Orthotec settlement payments (including accrued and future interest) to be paid by us.

We entered into a distribution agreement with a third-party provider in January 2020 in which we are obligated to certain minimum purchase requirements related to inventory purchases and equipment leases. As of June 30, 2020, the minimum purchase commitment required by us under the agreement was $3.3 million to be paid over a three-year period.

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable We were in compliance with the covenants under the credit agreements at June 30, 2020.

Operating Activities

We used net cash of $30.1 million from operating activities for the six months ended June 30, 2020. During this period, net cash used in operating activities consisted of our net loss adjusted for $21.3 million of non-cash adjustments including amortization, depreciation, stock-based compensation, provision for doubtful accounts, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, debt extinguishment charges, loss on disposal of instruments, and $14.9 million use of cash related to working capital and other assets.

Investing Activities

We used cash of $7.0 million in investing activities for the six months ended June 30, 2020 primarily for the purchase of surgical instruments to support the commercial launch of new products.

Financing Activities

Financing activities provided $21.1 million of cash for the six months ended June 30, 2020, primarily related to $77.8 million of proceeds from the exercise of stock options or warrants, and borrowings under new and existing lines of credit, partially offset by payments of $56.7 million related to repayments of lines of credit and the extinguishment of an existing debt agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2020 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter
Amended Credit Facility with MidCap	$—	$—	$—	$—	$—	$—	$—
Paycheck Protection Plan Loan	4,270	—	2,104	2,166	—	—	—
Inventory financing	2,978	—	—	—	2,978	—	—
Squadron Term Loan	75,000	—	—	1,000	12,000	12,000	50,000
Interest expense	35,421	4,536	7,973	7,911	7,220	5,743	2,038
Note payable for software agreements and insurance premiums	370	370	—	—	—	—	—
Capital lease obligations	89	15	37	37	—	—	—
Facility lease obligations (3)	31,792	848	1,552	2,977	3,025	3,116	20,274
Other purchase commitments and operating lease obligations	3,671	511	2,085	1,075	—	—	—
Litigation settlement obligations, gross (2)	15,033	2,200	4,000	4,400	4,400	33	—
Guaranteed minimum royalty obligations	4,763	335	918	918	918	918	756
License agreement milestones (1)	2,250	—	700	450	650	250	200
Total	$175,637	$8,815	$19,369	$20,934	$31,191	$22,060	$73,268

(1)	These commitments represent payments in cash and are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved beginning in 2020.
(2)

Represents gross payments due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital is obligated to pay $5 million of the settlement amount, with payments beginning in the fourth quarter of 2020 and continuing through 2021. See Note 11 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information.

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

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended June 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 17, 2020.

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

Interest Rate Risk

Other outstanding debt consists of various variable rate instruments, including debt outstanding under the Term Loan with Squadron.

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2020, our outstanding floating rate indebtedness totaled $79.3 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.8 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three and six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Despite most of our employees working remotely due to the current COVID-19 pandemic, we have not experienced any material impact to our internal control over financial reporting. We will continue to monitor the COVID-19 situation to assess and minimize any impact on the design and operating effectiveness of our internal control over financial reporting.

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

Our loans under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding our qualification for the loan.

On April 23, 2020, we received a loan under the Paycheck Protection Program, also referred to as a “PPP Loan”, which was established under the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, in the aggregate principal amount of approximately $4.3 million. Pursuant to section 1106 of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurements period following the receipt of the loan proceeds.

The SBA continues to develop and issue new and updated guidance regarding the PPP Loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary. However, given the evolving nature of the guidance and our anticipated ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that our PPP loan will be forgiven in whole or in part.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

4.1	Form of Common Stock Purchase Warrant(1)

4.2	Form of Amendment to Warrant(2)

4.3	Form of Second Amendment to Warrant(3)

4.4	Registration Rights Agreement(4)

10.1	Second Amendment to Credit, Security and Guaranty Agreement(5)

10.2	Second Amendment to Restated Term Note(6)

10.3	Fourth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan(7)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Six Months ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Six Months Ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2020 and 2019 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(4)	Incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 4, 2020
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 18, 2020

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

Date: August 6, 2020