Form 10-Q
period 2020-09-30
Alphatec Holdings, Inc.
filed 2020-11-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 02, 2020, there were 78,425,275 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash	$15,678	$47,113
Accounts receivable, net	24,270	16,150
Inventories, net	42,144	34,854
Prepaid expenses and other current assets	3,321	9,880
Withholding tax receivable from Officer	934	—
Current assets of discontinued operations	335	321
Total current assets	86,682	108,318
Property and equipment, net	27,681	19,722
Right-of-use asset	1,530	1,860
Goodwill	13,897	13,897
Intangibles assets, net	24,283	25,605
Other assets	549	493
Noncurrent assets of discontinued operations	55	53
Total assets	$154,677	$169,948
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,910	$7,772
Accrued expenses	30,980	26,416
Current portion of long-term debt	1,672	489
Current portion of operating lease liability	1,208	1,314
Current liabilities of discontinued operations	395	399
Total current liabilities	48,165	36,390
Long-term debt, less current portion	65,764	53,448
Operating lease liability, less current portion	56	925
Other long-term liabilities	9,038	11,951
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2020 and December 31, 2019; 3,319 shares issued and outstanding at September 30, 2020 and December 31, 2019	23,603	23,603
Commitments and contingencies (Note 6)
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Series B convertible preferred stock, $0.0001 par value; 45 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 200,000 authorized; 64,752 shares issued and 64,562 outstanding at September 30, 2020, net of 190 unvested shares; and 61,718 shares issued and 61,400 shares outstanding, net of 318 unvested shares at December 31, 2019	6	6
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	623,162	606,558
Shareholder note receivable	(5,000)	(5,000)
Accumulated other comprehensive income	1,181	1,088
Accumulated deficit	(611,201)	(558,924)
Total stockholders’ equity	8,051	43,631
Total liabilities and stockholders’ equity	$154,677	$169,948

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Revenue from U.S. products	$40,052	$28,051	$97,956	$77,099
Revenue from international supply agreement	1,111	1,150	2,951	3,976
Total revenue	41,163	29,201	100,907	81,075
Cost of revenue	11,926	9,268	29,797	25,688
Gross profit	29,237	19,933	71,110	55,387
Operating expenses:
Research and development	4,379	3,800	11,800	10,413
Sales, general and administrative	35,985	26,954	91,021	72,738
Litigation-related	1,560	604	5,507	4,427
Amortization of acquired intangible assets	172	172	516	526
Transaction-related	2	—	4,093	—
Restructuring	—	—	—	60
Total operating expenses	42,098	31,530	112,937	88,164
Operating loss	(12,861)	(11,597)	(41,827)	(32,777)
Interest and other expense, net:
Interest expense, net	(2,762)	(2,919)	(8,668)	(6,947)
Loss on debt extinguishment	—	—	(1,555)	—
Other expense, net	(6)	(7)	(6)	(19)
Total interest and other expense, net	(2,768)	(2,926)	(10,229)	(6,966)
Loss from continuing operations before taxes	(15,629)	(14,523)	(52,056)	(39,743)
Income tax provision	40	20	140	122
Loss from continuing operations	(15,669)	(14,543)	(52,196)	(39,865)
Loss from discontinued operations, net of applicable taxes	—	(24)	—	(106)
Net loss	$(15,669)	$(14,567)	$(52,196)	$(39,971)
Net loss per share, basic and diluted:
Continuing operations	$(0.24)	$(0.26)	$(0.82)	$(0.81)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share, basic and diluted	$(0.24)	$(0.26)	$(0.82)	$(0.81)
Shares used in calculating basic and diluted net loss per share	64,761	55,736	63,669	49,252

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(15,669)	$(14,567)	$(52,196)	$(39,971)
Foreign currency translation adjustments related to continuing operations	18	(37)	93	56
Comprehensive loss	$(15,651)	$(14,604)	$(52,103)	$(39,915)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2019	43,368	$4	4	$—	—	$—	$523,525	$(5,000)	$(97)	$1,064	$(501,922)	$17,574
Stock-based compensation	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Distributor equity incentives	15	—	—	—	—	—	42	—	—	—	—	42
Common stock issued for conversion of Series A preferred stock	1,858	—	(4)	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature - SafeOp Convertible Notes	—	—	—	—	—	—	242	—	—	—	—	242
Common stock issued for stock option exercises	8	—	—	—	—	—	14	—	—	—	—	14
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	442	—	—	—	—	—	(183)	—	—	—	—	(183)
Issuance of common stock for acquisition of SafeOp - Milestone 2	887	—	—	—	—	—	2,889	—	—	—	—	2,889
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	(12,968)	(12,968)
Balance at March 31, 2019	46,578	$4	—	$—	—	$—	$528,094	$(5,000)	$(97)	$1,139	$(514,890)	$9,250
Stock-based compensation	—	—	—	—	—	—	2,140	—	—	—	—	2,140
Distributor equity incentives	45	—	—	—	—	—	138	—	—	—	—	138
Common stock issued for warrant exercises	255	—	—	—	—	—	723	—	—	—	—	723
Common stock issued for employee stock purchase plan and stock option exercises	278	—	—	—	—	—	664	—	—	—	—	664
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	217	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	13,664	—	—	—	—	13,664
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	—	—	—	—	(12,436)	(12,436)
Balance at June 30, 2019	47,373	$4	—	$—	—	$—	$545,423	$(5,000)	$(97)	$1,157	$(527,326)	$14,161
Stock-based compensation	—	—	—	—	—	—	3,411	—	—	—	—	3,411
Common stock issued for conversion of Series A preferred stock	97	—	—	—	—	—	—	—	—	—	—	—
Distributor equity incentives	15	—	—	—	—	—	40	—	—	—	—	40
Common stock issued for warrant exercises	333	—	—	—	—	—	600	—	—	—	—	600
Common stock issued for employee stock purchase plan and stock option exercises	26	—	—	—	—	—	102	—	—	—	—	102
Common stock issued for vesting of performance and restricted stock awards, net of shares repurchased for tax liability	286	—	—	—	—	—	(30)	—	—	—	—	(30)
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for public offering, net of offering costs of $3,689	12,535	2	—	—	—	—	53,972	—	—	—	—	53,974
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,567)	(14,567)
Balance at September 30, 2019	60,665	$6	—	$—	—	$—	$603,518	$(5,000)	$(97)	$1,120	$(541,893)	$57,654

	Common stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2020	61,400	$6	—	$—	—	$—	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	—	—	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	—	—	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	—	—	—	—	1,158	—	—	—	—	1,158
Common stock issued for employee stock purchase plan and stock option exercises	76	—	—	—	—	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	394	—	—	—	—	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	—	$—	—	$—	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430
Stock-based compensation	—	—	—	—	—	—	3,608	—	—	—	—	3,608
Distributor equity incentives	—	—	—	—	—	—	51	—	—	—	—	51
Common stock issued for employee stock purchase plan and stock option exercises	202	—	—	—	—	—	722	—	—	—	—	722
Common stock issued for vesting of performance and restricted stock awards, net of shares repurchased for tax liability	387	—	—	—	—	—	(164)	—	—	—	—	(164)
Issuance of common stock warrants, net	—	—	—	—	—	—	2,974	—	—	—	—	2,974
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	—	—	(15,805)	(15,805)
Balance at June 30, 2020	63,849	$6	—	$—	—	$—	$618,282	$(5,000)	$(97)	$1,163	$(595,532)	$18,822
Stock-based compensation	—	—	—	—	—	—	4,761	—	—	—	—	4,761
Common stock issued for conversion of Series A preferred stock	39	—	—	—	—	—	—	—	—	—	—	—
Distributor equity incentives	34	—	—	—	—	—	293	—	—	—	—	293
Common stock issued for warrant exercises	68	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for employee stock purchase plan and stock option exercises	24	—	—	—	—	—	70	—	—	—	—	70
Common stock issued for vesting of performance and restricted stock awards, net of shares repurchased for tax liability	548	—	—	—	—	—	(244)	—	—	—	—	(244)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	—	—	—	—	(15,669)	(15,669)
Balance at September 30, 2020	64,562	$6	—	$—	—	$—	$623,162	$(5,000)	$(97)	$1,181	$(611,201)	$8,051

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(52,196)	$(39,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,804	5,354
Stock-based compensation	12,687	7,566
Amortization of debt discount and debt issuance costs	3,133	2,332
Amortization of right-of-use asset	871	678
Provision for doubtful accounts	79	190
Provision for excess and obsolete inventory	5,429	6,451
Deferred income tax benefit	—	2
Beneficial conversion feature from convertible notes	—	242
Loss on disposal of instruments	281	478
Accretion to contingent consideration	—	289
Loss on extinguishment of debt	1,555	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,199)	(526)
Inventories, net	(12,720)	(10,751)
Prepaid expenses and other current assets	(2,286)	263
Other assets	(53)	127
Other long-term assets	—	(2,864)
Accounts payable	4,246	3,541
Accrued expenses and other	4,561	3,313
Lease liability	(975)	2,528
Other long-term liabilities	(3,901)	(3,296)
Net cash used in operating activities	(39,684)	(24,054)
Investing activities:
Purchases of property and equipment	(12,868)	(10,437)
Cash received from sale of assets	27	—
Net cash used in investing activities	(12,841)	(10,437)
Financing activities:
Proceeds from public offering, net	—	53,974
Proceeds from sale of common stock, net	1,204	2,073
Borrowings under lines of credit	42,455	81,723
Repayments under lines of credit	(56,615)	(81,161)
Principal payments on capital lease obligations	(24)	(22)
Proceeds from issuance of term debt, net	34,012	9,700
Principal payments on term loan and notes payable	(24)	(3,068)
Net cash provided by financing activities	21,008	63,219
Effect of exchange rate changes on cash	82	61
Net (decrease) increase in cash	(31,435)	28,789
Cash at beginning of period, including discontinued operations	47,113	29,054
Cash at end of period, including discontinued operations	$15,678	$57,843
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,931	$4,342
Cash paid for income taxes	$186	$102
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for achievement of SafeOp contingent consideration	$—	$2,889
Common stock warrants issued with term loan draw	$2,986	$13,664
Purchases of property and equipment in accounts payable	$1,881	$1,297

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

On March 8, 2018, the Company completed its acquisition of SafeOp, pursuant to a reverse triangular merger of SafeOp into a newly created wholly owned subsidiary of the Company, with SafeOp being the surviving corporation and a wholly-owned subsidiary of the Company.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 17, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other future periods.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the condensed consolidated financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances, and availability under existing credit facilities.

The Company’s capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support its customers.

On October 16, 2020, the Company closed a public offering (the “Offering”) in which it issued and sold a total 13,142,855 shares of its common stock, including overallotment shares, at a price to the public of $8.75 per share. The net proceeds to the Company from the Offering were approximately $107.7 million. The Company’s working capital at September 30, 2020 was $38.5 million (including cash of $15.7 million) which, along with proceeds from the Offering, the Company expects to be able to fund its operations through at least one year subsequent to the date the condensed consolidated financial statements are issued.

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

Reclassification

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2019 have been reclassified to conform to the current period’s presentation. The adjustment did not impact prior period net loss.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 17, 2020. Except as discussed below, these accounting policies have not changed during the nine months ended September 30, 2020.

Transaction-related (Credits) Expenses

The Company expensed certain costs related to the terminated tender offer for the acquisition of EOS Imaging, which primarily include third-party advisory fees, legal fees and commitment fees related to transaction financing arrangements.

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, trade accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, accrued compensation and current portion of long-term debt included in the Company’s condensed consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value.

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

The Company does not maintain any financial assets that are considered to be Level 1, Level 2 or Level 3 instruments as of September 30, 2020. During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4 year vesting period and upon a specific market condition. As the award will be cash settled, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $1.6 million as of September 30, 2020 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 (in thousands):

Level 3 Liabilities
Balance at January 1, 2020	$266
Vested portion of liability classified equity award	107
Change in fair value measurement	(238)
Balance at March 31, 2020	$135
Vested portion of liability classified equity award	39
Change in fair value measurement	102
Balance at June 30, 2020	$276
Vested portion of liability classified equity award	63
Change in fair value measurement	201
Balance at September 30, 2020	$540

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the accounting for cloud computing implementation costs with that of costs to develop or obtain internal-use software, meaning such costs that are part of the application development stage are capitalized as an asset and amortized over the term of the arrangement, otherwise, such costs are expensed as incurred. It also clarifies the classification of amounts related to capitalized implementation costs in the financial statements. ASC 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company adopted the guidance effective January 1, 2020. It did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements issued by the Financial Accounting Standards Board in the form of Accounting Standards Updates through the date these condensed consolidated financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective that when adopted would have a material impact on the financial statements of the Company.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$24,604	$16,436
Allowance for doubtful accounts	(334)	(286)
Accounts receivable, net	$24,270	$16,150

Inventories, net

Inventories, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$5,184	$5,822
Work-in-process	1,387	1,578
Finished goods	64,025	51,669
	70,596	59,069
Less reserve for excess and obsolete finished goods	(28,452)	(24,215)
Inventories, net	$42,144	$34,854

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2020	December 31, 2019
Surgical instruments	4	$67,012	$58,502
Machinery and equipment	7	6,562	6,038
Computer equipment	3	4,206	3,594
Office furniture and equipment	5	1,380	1,297
Leasehold improvements	various	1,761	1,761
Construction in progress	n/a	862	496
		81,783	71,688
Less accumulated depreciation and amortization		(54,102)	(51,966)
Property and equipment, net		$27,681	$19,722

Total depreciation expense was $2.3 million and $6.5 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $4.8 million for the three and nine months ended September 30, 2019, respectively. At both September 30, 2020 and December 31, 2019, assets recorded under capital leases of $0.1 million were included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	September 30, 2020	December 31, 2019
Developed technology	9	$26,976	$26,976
Intellectual property	—	1,004	1,004
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	3	7,458	7,458
Distribution network	2	4,027	4,027
In process research and development	19	8,800	8,800
		54,593	54,593
Less accumulated amortization		(30,310)	(28,988)
Intangible assets, net		$24,283	$25,605

Total amortization expense attributed to intangible assets was $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

Developed technology and in process research and development intangibles are expected to begin amortizing when the relevant products reach full commercial launch. Future amortization expense related to intangible assets as of September 30, 2020 is as follows (in thousands):

Year Ending December 31,
Remainder of 2020	$537
2021	1,888
2022	1,888
2023	1,888
2024	1,785
Thereafter	16,297
$24,283

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Commissions and sales milestones	$6,928	$5,299
Payroll and payroll related	8,924	7,949
Litigation settlement obligation - short-term portion	4,400	4,400
Professional fees	2,049	3,945
Royalties	3,284	1,981
Interest	669	155
Other	4,726	2,687
Total accrued expenses	$30,980	$26,416

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Litigation settlement obligation - long-term portion	$8,126	$10,712
Line of credit exit fee	—	600
Tax liabilities	373	373
Other	539	266
Other long-term liabilities	$9,038	$11,951

4. Discontinued Operations

In connection with the sale of the International Business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments (the “Products”), previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified the Company that it will exercise the option to extend the agreement for the second additional twelve-month period through August 2021. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement. The Company recorded $1.1 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three months ended September 30, 2020, and $3.0 million in revenue and $2.8 million in cost of revenue from the Supply Agreement in continuing operations for the nine months ended September 30, 2020. The Company recorded $1.2 million in revenue and $1.1 million in cost of revenue from the Supply Agreement in continuing operations for the three months ended September 30, 2019, and $4.0 million in revenue and $3.7 million in cost of revenue from the Supply Agreement in continuing operations for the nine months ended September 30, 2019.

5. Debt

MidCap Facility Agreement

On May 29, 2020, the Company repaid in full all amounts outstanding under the Amended Credit Facility with MidCap Funding IV, LLC (“MidCap”). The Company made a final payment of $9.6 million to MidCap, consisting of outstanding principal and accrued interest. All amounts previously recorded as debt issuance costs were recorded as part of loss on debt extinguishment on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2020.

Squadron Credit Agreement

On November 6, 2018, the Company closed a $35.0 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry. The debt bears interest at LIBOR plus 8% (10.0% as of September 30, 2020) per annum. The credit agreement specifies a minimum interest rate of 10% and a maximum of 13% per year. In March 2019, the Company amended the Term Loan to expand the credit facility for up to an additional $30.0 million in secured financing. The Company took a draw of $10.0 million on the expanded credit facility in June 2019 and, subsequently, took a draw of the remaining $20.0 million in April 2020. On May 29, 2020, the Company amended the Term Loan to expand the credit facility by an additional $35.0 million and remove all financial covenant requirements. Additional draws under the Term Loan are at the sole discretion of the Company up to an additional $35.0 million. In June 2020, and in conjunction with the expanded credit facility and the retirement of its working capital revolver with MidCap described above, the Company took a draw of $10.0 million. All future draws must be made by December 31, 2021. The total principal outstanding under the Term Loan as of September 30, 2020 is $75.0 million, with an additional $25.0 million in available borrowings. Under the terms of the amended facility, the maturity date on the entire term loan was extended to June 2025 with interest-only payments due monthly through November 2022, followed by monthly principal payments of $1.0 million beginning December 2022 and a lump-sum payment payable at maturity in June 2025. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

In connection with the financing, the Company issued initial warrants to Squadron to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. In conjunction with the first draw under the first amendment of the Term Loan, the Company issued to Squadron warrants to purchase an additional 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. In connection with the second amendment of the Term Loan, the Company issued warrants to purchase an additional 1,075,820 shares of the Company’s common stock at an exercise price of $4.88 per share. All of the warrants are exercisable immediately and were amended to have the same maturity date in May 2027. Total warrants outstanding to Squadron are 6,759,530 as of September 30, 2020. The warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 10 and are recorded within equity in accordance with authoritative accounting guidance and recorded as a debt discount.

The Company accounted for the amendments of the Term Loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method.

As of September 30, 2020, the debt is recorded at its carrying value of $59.3 million, net of issuance costs of $15.7 million, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application. The Company submitted its application for forgiveness of the loan in November 2020. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although the Company has applied for loan forgiveness as afforded by the PPP, no assurance can be provided that such loan forgiveness will be granted in whole or in part. As such, the PPP Loan is recorded as long-term debt on the Company’s condensed consolidated balance sheet.

Inventory Financing

The Company has an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% subject to a 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The obligation outstanding under the Inventory Financing Agreement as of September 30, 2020 was $3.0 million.

Principal payments remaining on the Company's debt are as follows as of September 30, 2020 (in thousands):

Year Ending December 31,
Remainder of 2020	$241
2021	2,845
2022	2,949
2023	15,002
2024	12,018
2025 and thereafter	50,000
Total	83,055
Add: capital lease principal payments	77
Less: unamortized debt discount and debt issuance costs	(15,696)
Total	67,436
Less: current portion of long-term debt	(1,672)
Long-term debt, net of current portion	$65,764

Covenants

The Company’s various financing agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in the lenders’ right to declare all outstanding obligations immediately due and payable. Furthermore, the credit agreements contain various covenants and compliance requirements with governmental regulations and maintenance of insurance, as well as prohibitions against certain specified actions, including acquiring any new equipment financings over a specified amount. The Company was in compliance with the covenants under the financing agreements at September 30, 2020.

6. Commitments and Contingencies

Leases

On December 4, 2019, the Company entered into a lease agreement for a new headquarters location which will consist of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the new lease is currently anticipated to commence during the first quarter of 2021 and terminate November 30, 2030. The Company will recognize a right-of-use (“ROU”) asset and liability upon taking control of the premises, which is currently anticipated to be the lease commencement date.

Operating Lease

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2021. Upon the Company’s adoption of ASU 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019 the Company recognized a ROU asset and liability for its building lease, assuming a 10.5% discount rate. Any short-term leases defined as twelve months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three and nine months ended September 30, 2020 were immaterial.

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

Future minimum annual lease payments under such leases are as follows as of September 30, 2020 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2020	$372
2021	918
2022	40
Total undiscounted lease payments	1,330
Less: present value adjustment	(66)
Operating lease liability	1,264
Less: current portion of operating lease liability	(1,208)
Operating lease liability, less current portion	$56

As of September 30, 2020, the Company’s average remaining lease term is 1.2 years. Rent expense under operating leases was $0.3 million for the three months ended September 30, 2020 and 2019, and $1.0 million for the nine months ended September 30,

2020 and 2019. The Company paid $0.4 million and $1.1 million on its operating lease agreements for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $1.0 million on its operating lease agreement for the three and nine months ended September 30, 2019, respectively.

Purchase Commitments

The Company entered into a distribution agreement with a third-party provider in January 2020 in which the Company is obligated to certain minimum purchase requirements related to inventory and equipment leases. As of September 30, 2020, the minimum purchase commitment required by the Company under the agreement was $3.5 million to be paid over a three-year period. The Company also recognized a ROU asset related to the leased assets within the purchase agreement in the amount of $0.5 million for the nine months ended September 30, 2020. The ROU asset is being amortized into rent expense through the lease term. An immaterial amount of rent expense pertaining to these assets was recognized for the three and nine months ended September 30, 2020.

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company’s financial statements. An estimated loss contingency is accrued in the Company’s financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

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

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents.  In July 2019, PTAB instituted IPR of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020.  In July 2020, the PTAB ruled that all challenged claims of the ‘156 Patent were valid (not unpatentable) and ruled that several challenged claims of the ‘334 Patent were invalid, while finding that other challenged claims of the ‘334 Patent were valid.  NuVasive and the Company have both appealed the PTAB’s written decision on the matter.  The appeals are currently pending before the U.S. Court of Appeals for the Federal Circuit.  No briefing or hearing schedule has been set.

In January 2020, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’832, ’780 and ’270 Patents and the Company filed a Motion for Summary Judgment of non-infringement of all asserted claims and of invalidity of the ’832 Patent and for dismissal of NuVasive’s claim for lost profits and its allegations of assignor estoppel. In April 2020, the Court granted NuVasive’s Motion as to the alleged infringement of the ’832 Patent only and denied NuVasive’s Motion in all other respects. Also in April 2020, the Court granted the Company’s Motion as to dismissal of the allegations of assignor estoppel and denied the Company’s Motion in all other respects. Trial is scheduled to take place in June 2021.

The Company believes that the allegations lack merit and intends to vigorously defend all claims asserted. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company’s condensed consolidated results of operations, cash flows or financial position. Therefore, in accordance with authoritative accounting guidance, the Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

Indemnifications

In the normal course of business, the Company enters into agreements under which it occasionally indemnifies third parties for intellectual property infringement claims or claims arising from breaches of contract, representations or warranties. In addition, from time to time, the Company provides indemnity protection to third parties for claims relating to past performance arising from undisclosed liabilities, product liabilities, environmental obligations, representations and warranties, and other claims. In these agreements, the scope and amount of remedy, or the period in which claims can be made, may be limited. It is not possible to determine the maximum potential amount of future payments, if any, due under these indemnities due to the conditional nature of the obligations and the unique facts and circumstances involved in each agreement.

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. As of September 30, 2020, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter. In October 2018, the Delaware Court ordered that NuVasive begin advancing a portion of the legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying condensed consolidated statements of operations as a component of cost of revenue. As of September 30, 2020, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $4.5 million through 2024 and beyond.

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million settlement amount. In October 2020, HealthpointCapital began its $5.0 million contribution, which will be in the form of five quarterly payments. The $5.0 million is classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital and its affiliates. Payments made by HealthpointCapital will be recorded as a reduction to stockholder’s equity. See Note 11 for further information.

As of September 30, 2020, the Company has made installment payments in the aggregate of $43.9 million, with a remaining outstanding balance of $13.9 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	September 30, 2020	December 31, 2019
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	8,126	10,712
Total	12,526	15,112
Future Interest	1,407	2,121
Total settlement obligation, gross	13,933	17,233
Related party receivable - included in stockholders' equity	(5,000)	(5,000)
Total settlement obligation, net	$8,933	$12,233

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

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss, basic and diluted	$(15,669)	$(14,567)	$(52,196)	$(39,971)
Denominator:
Weighted average common shares outstanding	64,884	56,010	63,845	49,528
Weighted average unvested common shares subject to repurchase	(123)	(274)	(176)	(276)
Weighted average common shares outstanding - basic and diluted	64,761	55,736	63,669	49,252
Net loss per share, basic and diluted:	$(0.24)	$(0.26)	$(0.82)	$(0.81)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of September 30,
	2020	2019
Options to purchase common stock	4,141	4,270
Unvested restricted share awards	8,072	6,755
Series A Convertible Preferred Stock	29	67
Warrants to purchase common stock	25,358	26,739
Total	37,600	37,831

9. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan, which increased the shares of Common Stock available for issuance under the Equity Plan by 7,000,000 shares. At September 30, 2020, 4,285,924 shares of common stock remained available for issuance under the 2016 Equity Incentive Award Plan.

Salary-to-Equity Conversion Program

On April 5, 2020, the Company implemented a voluntary salary-to-equity conversion program for certain employees whose annual payroll costs exceed $100,000, including the Company’s executive officers. The program permitted each participant to make a voluntary election to reduce the participant’s compensation rate through July 11, 2020 from 10% to 75%. In exchange for the compensation reduction, each participant was granted a restricted stock unit from the Company’s 2016 Equity Incentive Plan, equal to the dollar amount of compensation reduction divided by the 30-day volume weighted average price of the Company’s common stock as of close of market on April 3, 2020. The restricted stock units granted under the program fully vested on July 10, 2020. The temporary reduction in compensation to the participants shall not be treated as a reduction in base annual salary rate for purposes of any other benefits plans in which the participants are enrolled or eligible to participate, including in any bonus plans of the Company. As the plan allows for a cash payment of the deferred amount in the event the employee separated from the Company prior to the completion date of the program, the amounts were recorded as a liability instrument through its settlement date with a corresponding fair value update at each reporting period. The full fair value of $0.9 million was reclassified into equity upon settlement of the program and issuance of the common stock. A stock compensation charge of $0.1 million and $0.9 million is recorded for the three and nine months ended September 30, 2020, respectively.

Stock-Based Compensation

Total stock-based compensation for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenues	$139	$57	$374	$113
Research and development	379	227	1,066	543
Sales, general and administrative	4,026	3,319	11,247	6,910
Total	$4,544	$3,603	$12,687	$7,566

Shares Reserved for Future Issuance

As of September 30, 2020, the Company had reserved shares of its common stock for future issuance as follows (in thousands):

Stock options outstanding	4,141
Unvested restricted stock award	8,072
Employee stock purchase plan	394
Series A convertible preferred stock	29
Warrants outstanding	25,358
Authorized for future grant under the Distributor and Development Services plans	6,783
Authorized for future grant under the Management Objective Strategic Incentive Plan	345
Authorized for future grant under the Company equity plans	5,190
Total	50,312

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable for cash or by cashless exercise. During the three months ended September 30, 2020, there were no 2017 PIPE Warrant exercises. During the nine months ended September 30, 2020 there were 125,000 2017 PIPE Warrant exercises for total cash proceeds of $0.3 million. During the three and nine months ended September 30, 2019, there were 300,000 and 418,864 2017 PIPE Warrant exercises, for total cash proceeds of $0.6 million and $0.8 million, respectively. As of September 30, 2020, there were 3,255,554 2017 PIPE Warrants outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable for cash or by cashless exercise. During the three months ended September 30, 2020, there were 136,000 2018 PIPE Warrant exercises. During the nine months ended September 30, 2020, there were 1,670,524 2018 PIPE Warrant exercises for total cash proceeds of $0.9 million. During the three and nine months ended September 30, 2019, there were 81,195 and 217,195 2018 PIPE Warrant exercises for total cash proceeds of $0.0 and $0.6 million, respectively. A total of 11,527,147 2018 PIPE Warrants remained outstanding as of September 30, 2020.

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

A summary of all outstanding warrants for common stock is as follows:

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants*	3,255,554	$2.02	June 2022
2018 PIPE Warrants	11,527,147	$3.50	May 2023
SafeOp Surgical Merger Warrants	2,185,099	$3.50	May 2023
2018 Squadron Capital Warrants	845,000	$3.15	May 2027
2019 Squadron Capital Warrants	4,838,710	$2.17	May 2027
2020 Squadron Capital Warrants	1,075,820	$4.88	May 2027
Executive Warrants	1,327,434	$5.00	December 2022
Other*	302,812	$3.85	Various through May 2023
Total	25,357,576

*	Represents weighted average exercise price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

2017 Distributor Inducement Plan and 2017 Development Services Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to third-party distributors whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to a distributor shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales based vesting conditions. As of September 30, 2020, 370,000 warrants were granted, and 51,500 shares of common stock were earned and issued under the 2017 Distributor Inducement Plan. Warrants granted under the plan as of September 30, 2020 were not yet subject to expiration related to any time or sales based vesting conditions. Expense recorded for the plan was $0.3 million and $0.4 million for the three months and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

Under the 2017 Development Services Plan, the Company is authorized to grant up to 6,000,000 shares of common stock to third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the election of the developer. Each common stock issuance is subject to net sales-based and other vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. As of September 30, 2020, the Company has entered Development Services Agreements pursuant to which the Company may grant 5,169,000 shares of restricted common stock under the 2017 Development Services Plan, subject to achievement of the performance criteria and vesting conditions as set forth in such Development Services Agreements. None of the grants are deemed probable of equity election as of September 30, 2020. In addition, no common stock elections or cash payouts have been made under the plan as of September 30, 2020.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of September 30, 2020, 130,000 restricted shares and a warrant to purchase up to 25,000 restricted common stock shares have been granted under the 2019 Management Objective Strategic Incentive Plan. Total expense for the plan was $0.1 for the three and nine months ended September 30, 2020.

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

The unrecognized tax benefits at September 30, 2020 and December 31, 2019 were $2.5 million for both periods, with no changes occurring during the year-to-date period. With the information currently available to the Company, it is reasonably possible there will not be a reversal to the tax reserves over the next twelve-month period. The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company is not currently under examination by the Internal Revenue Service, foreign, or state or local tax authorities.

For the three months ended September 30, 2020, the Company had an effective tax rate of 0% and recognized an immaterial amount of income tax provision from continuing operations. The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the Company’s net loss position.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of $205.2 million and $128.2 million, respectively, expiring at various dates beginning in 2019 and continuing through 2039. Net operating losses generated in years ending after December 31, 2017 can be carried forward indefinitely for federal and some state taxes. At December 31, 2019, the Company had state research and development tax credit carryforwards of $3.2 million. The state research and development tax credits do not have an expiration date and may be carried forward indefinitely.

Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income, if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period.

11. Related Party Transactions

In July 2016, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its contractual rights to seek an immediate repayment of such amount. Pursuant to this forbearance agreement, the Company repaid this amount in September 2016.  The Company and HealthpointCapital also entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million Orthotec settlement amount. In October 2020, HealthpointCapital began its $5.0 million contribution, which will be in the form of five quarterly payments.

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of September 30, 2020. The $5.0 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital will be recorded as a reduction to stockholder’s equity.

Included on the condensed consolidated balance sheet as of September 30, 2020 is a $0.9 million officer receivable for settlement of a tax liability related to the vesting of restricted common stock. A corresponding liability for the same amount is also included on the condensed consolidated balance sheet within the accrued expenses line item. Subsequent to September 30, 2020, a $0.6 million payment was remitted to settle the tax liability.

12. Subsequent Event

On October 16, 2020, the Company closed an underwritten public offering (the “Offering”) of a total of 13,142,855 shares of its common stock. The shares were sold pursuant to a underwriting agreement dated October 13, 2020 (the “Underwriting Agreement”), between the Company and Morgan Stanley & Co. LLC and Cowen and Company, LLC, as representative of the several underwriters named therein, at a price to the public of $8.75 per share. The closing of the Offering included the issuance and sale of 1,714,285 shares of the Company’s common stock, included within the total number of shares above, pursuant to the full exercise of the underwriters’ option to purchase additional shares pursuant to the Underwriting Agreement. The net proceeds to the Company from the Offering were approximately $107.7 million, including the net proceeds from the overallotment shares and deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital, capital expenditures and continued research and development with respect to products and technologies. A portion of the net proceeds of the Offering may also be used to fund possible investments in or acquisitions of complementary businesses, products, or technologies.

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

We have continued to make progress in the transition of our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 89% and 87% for the three and nine months ended September 30, 2019 to 92% and 91% for the three and nine months ended September 30, 2020, respectively. We intend to continue to relentlessly drive toward a fully exclusive network of independent and direct sales agents. Consolidation within the industry is helping facilitate the process, as large, seasoned agents continue to seek opportunities to re-enter the spine market by partnering with spine-focused companies that have broad, growing product portfolios.

Recent Developments

Follow-On Registered Public Offering

On October 16, 2020, we closed an underwritten public offering (the “Offering”) of a total of 13,142,855 shares of our common stock. The shares were sold pursuant to a underwriting agreement dated October 13, 2020 (the “Underwriting Agreement”), between the Company and Morgan Stanley & Co. LLC and Cowen and Company, LLC, as representative of the several underwriters named therein, at a price to the public of $8.75 per share. The closing of the Offering included the issuance and sale of 1,714,285 shares of our common stock, included within the total number of shares above, pursuant to the full exercise of the underwriters’ option to purchase additional shares pursuant to the Underwriting Agreement. The net proceeds from the Offering were approximately $107.7 million, including the net proceeds from the overallotment shares and deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Research and development expenses. Research and development expenses consist of costs associated with the design, development, testing, and enhancement of our products. Research and development expenses also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers in both cash and equity, and costs associated with our Scientific Advisory Board and Executive Surgeon Panels.

Sales, general and administrative expenses. Sales, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, depreciation of our surgical instruments, regulatory affairs, quality assurance costs, professional service fees, travel, medical education, trade show and marketing costs, insurance and legal expenses.

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

Transaction-related (credits) expenses. Transaction-related (credits) expenses reflect the recognition of transaction expenses incurred as part of the terminated tender offer related to the EOS transaction.

Restructuring expenses. Restructuring expenses consist of severance, social plan benefits and related taxes in connection with our historical cost rationalization efforts.

Loss on debt extinguishment. Loss on debt extinguishment is comprised of all amounts previously recorded as debt issuance costs related to the MidCap facility that was repaid in full.

Total interest and other expense, net. Total interest and other expense, net includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended September 30, 2020 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Revenue from U.S. products	$40,052	$28,051	$97,956	$77,099
Revenue from international supply agreement	1,111	1,150	2,951	3,976
Total revenue	41,163	29,201	100,907	81,075
Cost of revenue	11,926	9,268	29,797	25,688
Gross profit	29,237	19,933	71,110	55,387
Operating expenses:
Research and development	4,379	3,800	11,800	10,413
Sales, general and administrative	35,985	26,954	91,021	72,738
Litigation-related	1,560	604	5,507	4,427
Amortization of acquired intangible assets	172	172	516	526
Transaction-related	2	—	4,093	—
Restructuring	—	—	—	60
Total operating expenses	42,098	31,530	112,937	88,164
Operating loss	(12,861)	(11,597)	(41,827)	(32,777)
Interest and other expense, net:
Interest expense, net	(2,762)	(2,919)	(8,668)	(6,947)
Loss on debt extinguishment	—	—	(1,555)	—
Other expense, net	(6)	(7)	(6)	(19)
Total interest and other expense, net	(2,768)	(2,926)	(10,229)	(6,966)
Loss from continuing operations before taxes	(15,629)	(14,523)	(52,056)	(39,743)
Income tax provision	40	20	140	122
Loss from continuing operations	(15,669)	(14,543)	(52,196)	(39,865)
Loss from discontinued operations, net of applicable taxes	—	(24)	—	(106)
Net loss	$(15,669)	$(14,567)	$(52,196)	$(39,971)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by source
Revenue from U.S. products	$40,052	$28,051	$97,956	$77,099
Revenue from international supply agreement	1,111	1,150	2,951	3,976
Total revenue	$41,163	$29,201	$100,907	$81,075

Gross profit by source
Revenue from U.S. products	$29,178	$19,853	$70,966	$55,087
Revenue from international supply agreement	59	80	144	300
Total gross profit	$29,237	$19,933	$71,110	$55,387

Gross profit margin by source
Revenue from U.S. products	72.9%	70.8%	72.4%	71.4%
Revenue from international supply agreement	5.3%	7.0%	4.9%	7.5%
Total gross profit margin	71.0%	68.3%	70.5%	68.3%

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Total revenue. Total revenue was $41.2 million for the three months ended September 30, 2020 compared to $29.2 million for the three months ended September 30, 2019, representing an increase of $12.0 million, or 41.1%. Total revenue was $100.9 million for the nine months ended September 30, 2020 compared to $81.1 million for the nine months ended September 30, 2019, representing an increase of $19.8 million, or 24.4%.

Revenue from U.S. products was $40.1 million for the three months ended September 30, 2020 compared to $28.1 million for the three months ended September 30, 2019, representing an increase of $12.0 million, or 42.7%, and was $98.0 million for the nine months ended September 30, 2020 compared to $77.1 million for the nine months ended September 30, 2019, representing an increase of $20.9 million, or 27.1%. The increase in revenue from U.S. products was primarily attributed to the continued expansion of our new product portfolio and progress related to the transformation of our sales network. For the three and nine months ended September 30, 2020, revenue related to new products represented approximately 72.0% and 64.0% of revenue from U.S. products, respectively, and in addition, resulted in a higher number of average product categories sold per case as well as increased product pull-through per case, as compared to the three and nine months ended September 30, 2019. Contributions from our strategic distribution channel also continue to increase as we continue to build strategic partnerships with new surgeons and distribution partners, resulting in the growth of our sales network, distribution channel, and geographic footprint. As a result, revenue from strategic distribution for U.S. products for the three and nine months ended September 30, 2020 increased by 47% and 32%, respectively, as compared to the three and nine months ended September 30, 2019, as detailed further below (in thousands):

	Three Months Ended September 30,				Increase (Decrease)		Nine Months Ended September 30,				Increase (Decrease)
	2020		2019		$	%	2020		2019		$	%
U.S. revenue by distributor type:
Strategic distribution	$36,684	92%	$24,954	89%	$11,730	47%	$89,000	91%	$67,180	87%	$21,820	32%
Legacy and terminated distribution	3,368	8%	3,097	11%	271	9%	8,956	9%	9,919	13%	(963)	-10%
Total U.S. revenue	$40,052	100%	$28,051	100%	$12,001	43%	$97,956	100%	$77,099	100%	$20,857	27%

Revenue from the international supply agreement which is attributed to sales to Globus, under which we supply Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, was $1.1 million for the three months ended September 30, 2020 compared to $1.2 million for the three months ended September 30, 2019, representing a decrease of $0.1 million. Revenue from the international supply agreement was $3.0 million for the nine months ended September 30, 2020 compared to $4.0 million for the nine months ended September 30, 2019, representing a decrease of $1.0 million. As part of the supply agreement, Globus had the option to extend the term for up to two additional twelve-month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified us that it would exercise the option to extend the agreement for the second additional twelve-month period through August 2021, at which time we expect that the international supply agreement will expire and revenue from Globus will discontinue.

Cost of revenue. Cost of revenue was $11.9 million for the three months ended September 30, 2020 compared to $9.3 million for the three months ended September 30, 2019, representing an increase of $2.6 million, or 28.0%, and $29.8 million for the nine months ended September 30, 2020 compared to $25.7 million for the nine months ended September 30, 2019, representing an increase of $4.1 million or 16.0%.

Cost of revenue from U.S. products for the three months ended September 30, 2020 was $10.9 million compared to $8.2 million for the three months ended September 30, 2019, representing an increase of $2.7 million, or 32.9%. The increase is consistent with our revenue growth. Non-cash excess and obsolescence expense primarily related to the phase out of older legacy products was $2.0 million for the three months ended September 30, 2020 compared to $2.3 million for the three months ended September 30, 2019, representing a decrease of $0.3 million, or 13.0%, and $5.4 million for the nine months ended September 30, 2020 compared to $6.7 million for the nine months ended September 30, 2019, representing a decrease of $1.3 million, or 19.4%.

Cost of revenue from international supply agreement was $1.0 million for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019, representing a decrease of $0.1 million, or 9.1%, and $2.8 million for the nine months ended September 30, 2020 compared to $3.7 million for the nine months ended September 30, 2019, representing a decrease of $0.9 million, or 24.3%. The decreases were attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $29.2 million for the three months ended September 30, 2020 compared to $19.9 million for the three months ended September 30, 2019, representing an increase of $9.3 million, or 46.7% and $71.1 million for the nine months ended September 30, 2020 compared to $55.4 million for the nine months ended September 30, 2019, representing an increase of $15.7 million, or 28.3%.

Gross profit margin from U.S. product revenue increased by 2.1% and 1.0% for the three and nine months ended September 30, 2020, respectively, as compared to three and nine months ended September 30, 2019. The changes in gross margin from U.S. product revenue were primarily attributed to a reduction in non-cash excess and obsolescence expense, partially offset by increases in amortization expense related to our SafeOp neuromonitoring system and product mix.

Gross profit margin from international supply agreement decreased by 1.7% and 2.6% for the three and nine months ended September 30, 2020, respectively, as compared to three and nine months ended September 30, 2019. The changes in gross margin from international supply agreement were primarily related to the impact of fixed minimum royalty costs, product mix, and to a lesser extent, changes in average selling price for certain products.

Research and development expenses. Research and development expenses increased $0.6 million, or 15.8% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $1.4 million, or 13.5%  for the nine months ended September 30, 2020. The increase was primarily related to personnel and new project costs, partially offset by decreases in other various research and development initiatives. We expect research and development expenses to increase in future periods as we continue to hire additional engineering and development talent and invest in our product pipeline.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $9.0 million, or 33.3% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $18.3 million, or 25.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily related to commissions, sales compensation, stock-based compensation, and variable selling expenses associated with the increase in U.S. product revenue, and in addition to our continued investment in building our strategic distribution channel. Additionally, we have also increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business. We expect our sales, general and administrative expenses to increase in absolute dollars and for variable selling expenses to increase in relation to expected increases in our U.S. product revenue. As we experience future revenue growth, we expect to achieve increased operating leverage on the fixed costs associated with our sales, general and administrative expenses.

Litigation expenses. Litigation expenses increased by $1.0 million, or 166.7% for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and increased by $1.1 million, or 25.0% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The expense is primarily related to our ongoing litigation with NuVasive, Inc. and fluctuations related to the timing of related legal activities.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The expense represents amortization in the period associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction-related (credits) expenses. Transaction-related (credits) expenses of $4.1 million for the nine months ended September 30, 2020 are attributed to advisory fees, legal fees, transaction financing commitment fees and other transaction-related costs incurred in connection with the terminated EOS tender offer.

Total interest and other expense, net. Total interest and other expense, net decreased $0.1 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to lower interest expense on maturing debt arrangements and decreases in amortization of debt issuance costs. Total interest and other expense, net increased $3.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to interest expense on new debt arrangements, additional draws on existing agreements and a loss on debt extinguishment related to the payoff of the MidCap facility in the second quarter of 2020.

Income tax provision. Income tax provision for the three and nine months ended September 30, 2020, was negligible and remained consistent as compared to the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, we had an effective income tax rate of 0%, primarily due to our net loss position.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within twelve months after the date the condensed consolidated financial statements are issued. Our evaluation entails analyzing prospective operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances, and availability under existing credit facilities.

Our capital requirements over the next twelve months will depend on many factors, including the ability to achieve anticipated revenue, manage operating expense and the timing of required investments in inventory and instrument sets to support our customers.

On October 16, 2020, we closed the Offering in which we issued and sold a total 13,142,855 shares of our common stock, including overallotment shares, at a price to the public of $8.75 per share. The net proceeds to us from the Offering were approximately $107.7 million. Our working capital at September 30, 2020 was $38.5 million (including cash of $15.7 million) which, along with proceeds from the Offering, we expect to be able to fund our operations through at least one year subsequent to the date the condensed consolidated financial statements are issued.

Squadron Credit Agreement, Paycheck Protection Loan and Other Debt and Commitments

On November 6, 2018, we closed a $35.0 million Term Loan with Squadron, a provider of debt financing to growing companies in the orthopedic industry. The debt bears interest at LIBOR plus 8% (10.0% as of September 30, 2020) per annum. The credit agreement specifies a minimum interest rate of 10.0% and a maximum of 13.0% per year. In March 2019, we expanded the credit facility with Squadron for up to an additional $30.0 million in secured financing. We took a draw of $10.0 million of the expanded credit facility in June 2019 and, subsequently, took a draw of the remaining $20.0 million in April 2020. On May 29, 2020, we entered into a second amendment to the Term Loan to expand the credit facility by an additional $35.0 million and remove all financial covenant requirements. It is at our sole discretion to make draws on the additional $35.0 million Term Loan. In June 2020, we took a draw of $10.0 million used to retire the existing working capital revolver with MidCap. All future draws must be made by December 31, 2021. The total principal outstanding under the Term Loan as of September 30, 2020 is $75.0 million with an additional $25.0 million in available borrowings. Under the terms of the amended facility, the maturity date on the entire term loan was extended to June 2025 with interest-only payments due monthly through November 2022, followed by monthly principal payments of $1.0 million beginning December 2022 and a lump-sum payment payable at maturity in June 2025. As collateral for the Term Loan, Squadron has a first lien security interest in substantially all assets except for accounts receivable.

On April 23, 2020, we received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.0% per annum. Commencing August 21, 2021, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 21, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by the U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 21, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the SBA upon application. We submitted our application for forgiveness of the loan in November 2020. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. We used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although we have applied for loan forgiveness as afforded by the PPP, we cannot provide assurance that such loan forgiveness will be granted in whole or in part.

We entered into an Inventory Financing Agreement whereby we may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8% and also includes a 10% floor and 13% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. Should we elect to prepay the Squadron credit agreement, all amounts due under the Inventory Financing Agreement will become mandatorily due. Our obligation outstanding under the Inventory Financing Agreement as of September 30, 2020 was $3.0 million.

As of September 30, 2020, we have made $43.9 million in Orthotec settlement payments and there remains an aggregate amount of $13.9 million in Orthotec settlement payments (including accrued and future interest) to be paid by us.

We entered into a distribution agreement with a third-party provider in January 2020 in which we are obligated to certain minimum purchase requirements related to inventory and equipment leases. As of September 30, 2020, the minimum purchase commitment required by us under the agreement was $3.5 million to be paid over a three-year period.

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable We were in compliance with the covenants under the credit agreements at September 30, 2020.

Operating Activities

We used net cash of $39.7 million from operating activities for the nine months ended September 30, 2020. During this period, net cash used in operating activities consisted of our net loss adjusted for $31.8 million of non-cash adjustments including amortization, depreciation, stock-based compensation, provision for excess and obsolete inventory, interest expense related to amortization of debt discount and issuance costs, debt extinguishment charges, loss on disposal of instruments, and $19.3 million use of cash related to working capital and other assets.

Investing Activities

We used cash of $12.8 million in investing activities for the nine months ended September 30, 2020 primarily for the purchase of surgical instruments to support the commercial launch of new products.

Financing Activities

Financing activities provided $21.0 million of cash for the nine months ended September 30, 2020, primarily related to $77.7 million of proceeds from the exercise of stock options or warrants, and borrowings under new and existing lines of credit, partially offset by payments of $56.7 million related to repayments of lines of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2020 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2020 (remainder)	2021	2022	2023	2024	Thereafter
Paycheck Protection Program	$4,270	$—	$2,344	$1,926	$—	$—	$—
Inventory financing	2,978	—	—	—	2,978	—	—
Squadron Term Loan	75,000	—	—	1,000	12,000	12,000	50,000
Interest expense	32,901	2,002	7,985	7,912	7,221	5,743	2,038
Note payable for software agreements and insurance premiums	714	235	479	—	—	—	—
Capital lease obligations	175	14	59	60	24	18	—
Facility lease obligations (1)	31,684	551	1,741	2,977	3,025	3,116	20,274
Other purchase commitments and operating lease obligations	3,534	331	3,203	—	—	—	—
Litigation settlement obligations, gross (2)	13,933	1,100	4,000	4,400	4,400	33	—
Guaranteed minimum royalty obligations	4,541	113	918	918	918	918	756
License agreement milestones (3)	2,450	10	530	690	490	490	240
Total	$172,180	$4,356	$21,259	$19,883	$31,056	$22,318	$73,308

(1)	Includes our new headquarters building lease commitment anticipated to commence in November 2020.
(2)

Represents gross payments due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital is obligated to pay $5.0 million of the settlement amount, with payments beginning in the fourth quarter of 2020 and continuing through 2021. See Note 11 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information.

(3)	These commitments represent payments in cash and are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved beginning in 2020.

Real Property Leases

In January 2016, we entered into a lease agreement, or the Building Lease, for office, engineering, and research and development space in Carlsbad, California with the lease term through July 31, 2021. Under the Building Lease our monthly rent payable is approximately $105,000 per month during the first year and increases by approximately $3,000 each year thereafter.

On December 4, 2019, we entered into a new lease agreement, or new Building Lease, for a new headquarters location which will consist of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the new Building Lease is currently anticipated to commence November 15, 2020 and terminate November 30, 2030, subject to two sixty month options to renew. Base rent under the Building Lease for the first twelve months of the term will be $195,000 per month subject to full abatement during months two through ten. Base rent for the second year of the term will be $244,115 per month and thereafter will increase annually by 3%. At the beginning of each exercised option period, base rent will be adjusted to the market rental value, and thereafter will increase annually by 3% through the end of such option period.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended September 30, 2020, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 17, 2020.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
•	our ability to meet the affirmative and negative covenants under our credit facilities;
•	our ability to ensure that we have effective disclosure controls and procedures;
•	our ability to meet our obligations under the Supply Agreement with Globus;
•	our ability to meet, and potential liability from not meeting, the payment obligations under the Orthotec settlement agreement;
•	our ability to maintain compliance with the quality requirements of the FDA;
•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;
•	our beliefs about the features, strengths and benefits of our products;
•	our ability to continue to enhance our product offerings, outsource our manufacturing operations and expand the commercialization of our products, and the effect of our strategy;
•	our ability to successfully integrate, and realize benefits from licenses and acquisitions;
•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;
•	our estimates of market sizes and anticipated uses of our products;
•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;
•	our ability to achieve profitability, and the potential need to raise additional funding;
•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;
•	our ability to enhance our U.S. distribution network;
•	our ability to increase the use and promotion of our products by training and educating spine surgeons and our sales network;
•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;
•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;

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

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of September 30, 2020, our outstanding floating rate indebtedness totaled $79.3 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.8 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three and nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Despite most of our employees working remotely due to the current COVID-19 pandemic, we have not experienced any material impact to our internal control over financial reporting. We will continue to monitor the COVID-19 situation to assess and minimize any impact on the design and operating effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

We are and may become involved in various legal proceedings arising from our business activities. While the Company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the Company’s condensed consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our condensed consolidated financial statements. An estimated loss contingency is accrued in our condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability.

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

On April 23, 2020, we received a PPP Loan under the PPP, which was established under the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, in the aggregate principal amount of approximately $4.3 million. Pursuant to section 1106 of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurements period following the receipt of the loan proceeds.

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

On November 4, 2020, we entered into an Amended and Restated Warrant to Purchase Common Stock (the “Amended Warrant”) with Patrick S. Miles. The Amended Warrant amends the Warrant to Purchase Common Stock that was issued to Mr. Miles on December 28, 2017 in connection with his acquisition of shares of our common stock to permit net exercise of the Warrant via cashless exercise provisions.

The foregoing description of the Amended Warrant contained in this Part II, Item 5 of our Quarterly Report on Form 10-Q does not purport to be complete and is qualified in its entirety by the full and complete terms of the Amended Warrant, a copy of which is attached hereto as Exhibit 4.1 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

4.1	Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine months ended September 30, 2020 and 2019 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: November 5, 2020