Form 10-Q
period 2021-03-31
Alphatec Holdings, Inc.
filed 2021-05-06
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-52024

ALPHATEC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2463898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1950 Camino Vida Roble

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

Large-accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 03, 2021, there were 97,466,043 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$191,137	$107,765
Accounts receivable, net	25,751	23,527
Inventories, net	57,376	46,001
Prepaid expenses and other current assets	3,433	5,439
Withholding tax receivable from Officer	1,076	1,076
Current assets of discontinued operations	348	352
Total current assets	279,121	184,160
Property and equipment, net	56,124	36,670
Right-of-use asset	21,704	1,177
Goodwill	13,897	13,897
Intangible assets, net	24,129	24,720
Debt securities	1,313	—
Equity securities	7,619	—
Other assets	541	541
Noncurrent assets of discontinued operations	55	58
Total assets	$404,503	$261,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,416	$17,599
Accrued expenses	36,730	35,231
Current portion of long-term debt	5,374	4,200
Current portion of operating lease liability	1,486	885
Current liabilities of discontinued operations	143	397
Total current liabilities	70,149	58,312
Long-term debt, less current portion	38,580	38,034
Operating lease liability, less current portion	20,752	41
Other long-term liabilities	11,289	11,353
Commitments and contingencies (Note 6)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2021 and December 31, 2020; 3,319 shares issued and outstanding at March 31, 2021 and December 31, 2020	23,603	23,603
Contingently redeemable common stock, $0.0001 par value; 12,421 shares issued and outstanding at March 31, 2021 and 0 shares issued and outstanding at December 31, 2020	131,838	—
Stockholders' equity:
Common stock, $0.0001 par value; 200,000 authorized; 84,737 shares issued and 84,571 shares outstanding at March 31, 2021, net of 166 unvested shares; and 82,294 shares issued and 82,104 shares outstanding, net of 190 unvested shares at December 31, 2020	8	8
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	774,031	770,764
Shareholder note receivable	(2,900)	(4,000)
Accumulated other comprehensive income	(1,848)	1,204
Accumulated deficit	(660,902)	(637,999)
Total stockholders’ equity	108,292	129,880
Total liabilities and stockholders’ equity	$404,503	$261,223

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Revenue from U.S. products	$43,716	$29,070
Revenue from international supply agreement	405	1,045
Total revenue	44,121	30,115
Cost of revenue	12,263	9,084
Gross profit	31,858	21,031
Operating expenses:
Research and development	5,801	4,170
Sales, general and administrative	40,426	27,582
Litigation-related	3,335	2,643
Amortization of acquired intangible assets	172	172
Transaction-related	1,012	4,272
Restructuring	158	—
Total operating expenses	50,904	38,839
Operating loss	(19,046)	(17,808)
Interest and other expense, net:
Interest expense, net	(1,938)	(2,874)
Other expenses	(1,889)	—
Total interest and other expense, net	(3,827)	(2,874)
Loss from continuing operations before taxes	(22,873)	(20,682)
Income tax provision	30	40
Loss from continuing operations	(22,903)	(20,722)
Net loss	$(22,903)	$(20,722)

Net loss per share, basic and diluted	$(0.26)	$(0.33)
Shares used in calculating basic and diluted net loss per share	87,223	62,568

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(22,903)	$(20,722)
Foreign currency translation adjustments related to continuing operations	(3,052)	69
Comprehensive loss	$(25,955)	$(20,653)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2020	61,400	$6	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	1,158	—	—	—	—	1,158
Common stock issued for stock option exercises	76	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	394	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2021	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Distributor equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for employee stock purchase plan and stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock awards, net of shares repurchased for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder Note Receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(22,903)	$(20,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,850	2,454
Stock-based compensation	4,474	3,568
Amortization of debt discount and debt issuance costs	640	1,238
Amortization of right-of-use assets	1,022	259
Provision for doubtful accounts	—	(5)
Provision for excess and obsolete inventory	2,096	1,722
Loss on disposal of instruments	369	32
Loss on impairment of intangible asset	150	—
Loss on fair value investments	149	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,891)	782
Inventories, net	(13,471)	(4,741)
Prepaid expenses and other current assets	1,367	(983)
Accounts payable	2,160	(2,643)
Accrued expenses and other current liabilities	2,958	3,414
Lease liability	31	(324)
Other long-term liabilities	395	(1,099)
Net cash used in operating activities	(18,604)	(17,048)
Investing activities:
Purchases of property and equipment	(15,202)	(2,629)
Cash paid for investment in EOS	(9,081)	—
Loss on forward contract settlement	(1,711)	—
Net cash used in investing activities	(25,994)	(2,629)
Financing activities:
Proceeds from public offering	131,838	—
Net cash (paid) received from common stock exercises	(1,048)	833
Borrowings under lines of credit	—	29,544
Repayments under lines of credit	—	(30,408)
Principal payments on capital lease obligations	(14)	(8)
Net cash provided by (used in) financing activities	130,776	(39)
Effect of exchange rate changes on cash	(2,806)	69
Net increase (decrease) in cash	83,372	(19,647)
Cash at beginning of period, including discontinued operations	107,765	47,113
Cash at end of period, including discontinued operations	$191,137	$27,466
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,783	$1,646
Cash paid for income taxes	$21	$25
Supplemental disclosure of noncash investing activities:
Purchases of property and equipment in accounts payable	$8,030	$1,297
Recognition of right-of-use asset	$21,570	$—
Recognition of lease liability	$21,505	$—

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

On September 1, 2016, the Company completed the sale of its international distribution operations and agreements (collectively, the “International Business”) to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”). As a result of this transaction, the International Business has been excluded from continuing operations for all periods presented in the condensed consolidated financial statements and is reported as discontinued operations. See Note 4 for additional information on the divestiture of the International Business.

Recent Developments

Acquisition of EOS

On December 16, 2020, the Company, entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with EOS imaging S.A., a société anonyme organized and existing under the laws of France (“EOS”), pursuant to which the Company commenced a public tender offer (the “Offer”) to purchase all of the issued and outstanding ordinary shares, nominal value €0.01 per share (collectively, the “EOS Shares”), and outstanding convertible bonds (“OCEANEs”), of EOS. The Offer consists of a cash tender offer price of €2.45 (or approximately $2.99) per EOS Share and €7.01 (or approximately $8.55) per OCEANE (the “Offer Consideration”), for a total purchase price of up to $116.9 million. On March 2, 2021, the Company transferred $115.3 million (approximately €95.6 million) to an escrow account to fund the Offer. The Offer was filed with the Autorité des marches financiers (the “AMF”) on March 5, 2021 and cleared by the AMF on March 30, 2021. The opening of the Offer occurred on April 1, 2021. Certain shareholders of EOS, which currently control approximately 23% of the outstanding EOS Shares, collectively, have entered into Tender Commitments with the Company pursuant to which they have agreed, among other things, to tender their respective EOS Shares into the Offer, subject to certain conditions. These Tender Commitments will terminate if (i) the Tender Offer Agreement is terminated, (ii) the Offer is withdrawn by the Company pursuant to applicable French laws and regulations, or (iii) the Offer is not declared successful by the AMF as a result of certain conditions failing to be met or waived.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements for the period ended March 31, 2021  have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the SEC. The Company believes that the disclosures made in this Quarterly Report on Form 10-Q are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 5, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

Reclassification

Certain amounts in the condensed consolidated financial statements for the three months ended March 31, 2020 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial and had no impact on previously reported results of operations or accumulated deficit.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2021. Except as discussed below, these accounting policies have not changed during the three months ended March 31, 2021.

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

Authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Equity securities	$7,619	—	—	$7,619
Debt securities	—	1,313	—	1,313
Total	$7,619	1,313	—	$8,932

Liabilities:
Liability classified equity award (1)	$—	—	4,533	$4,533
Foreign currency forward contract	—	—	—	—
Total	$—	—	4,533	$4,533

	December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Liability classified equity award (1)	$—	—	4,108	$4,108
Foreign currency forward contract	—	878	—	878
Total	$—	878	4,108	$4,986

(1)	A portion of this award is being accreted over the requisite service period

Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net loss. Upon the filing of the Offer with the AMF in connection with the Tender Offer Agreement, the Company began purchasing outstanding EOS shares and OCEANEs on the open market. As of March 31, 2021, the Company has purchased 2,665,694 shares of EOS, representing approximately 10% of the outstanding shares of EOS, for €6.5 million ($7.6 million). The Company classified the purchased EOS shares within Level 1 of the fair value hierarchy as the shares are traded on the Euronext Paris stock exchange and have a readily determinable fair value. There was approximately $0.1 million in unrealized holding losses recorded in other income and expense on the condensed consolidated statements of operations for the three months ended March 31, 2021.

Debt securities consist of convertible debt securities that the Company does not intend to hold until maturity and are therefore classified as available-for-sale. Available-for-sale debt securities are measured at fair value with the changes in fair value recognized through other comprehensive loss. As of March 31, 2021, the Company has purchased 157,167 OCEANEs, representing approximately 4% of the outstanding OCEANEs, for €1.1 million ($1.3 million). The Company classified the purchased OCEANEs within Level 2 of the fair value hierarchy as the OCEANEs have a directly observable par value. There was approximately $0.1 million in unrealized holding losses recorded in other comprehensive loss on the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021.

On December 18, 2020, the Company entered into a foreign currency forward contract, with a notional amount of $117.9 million (€95.6 million) to mitigate the foreign currency exchange risk related to the Tender Offer Agreement, denominated in Euros ("EUR"). The contract is not designated as a hedging instrument. The Company classified the derivative liability within Level 2 of the fair value hierarchy as observable inputs are available for the full term of the derivative instrument. The fair value of the forward contract was developed using a market approach based on publicly available market yield curves and the term of the contract. On March 2, 2021, the foreign currency forward contract was settled for €95.6 million ($115.3 million). The company recognized a $1.7 million loss from the change in fair value of the contract during the three months ended March 31, 2021. The loss on the contract settlement was recorded as other expense on the condensed consolidated statement of operations and is included in investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2021.

During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4-year vesting period and upon a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $4.5 million as of March 31, 2021 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 (in thousands):

Level 3 Liabilities
Balance at January 1, 2021	$1,668
Vested portion of liability classified equity award	258
Change in fair value measurement	199
Balance at March 31, 2021	$2,125

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

As of March 31, 2021, and for the period ended, there are no recently adopted accounting pronouncements that have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and provides clarification surrounding certain optional expedients and exceptions for contract modifications and hedge accounting that apply to contracts affected by the discounting transition. Under ASU 2021-01, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The guidance also amends the expedients and exceptions in Topic 848 to tailor the existing guidance towards derivative instruments impacted by the discounting transition. The amendments in ASU 2021-01 are effective immediately for all entities and entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its consolidated financial statements and related disclosures.

3. Select Condensed Consolidated Balance Sheet Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$26,121	$23,887
Allowance for doubtful accounts	(370)	(360)
Accounts receivable, net	$25,751	$23,527

Inventories, net

Inventories, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$6,182	$6,064
Work-in-process	2,303	1,982
Finished goods	80,597	67,892
	89,082	75,938
Less reserve for excess and obsolete finished goods	(31,706)	(29,937)
Inventories, net	$57,376	$46,001

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2021	December 31, 2020
Surgical instruments	4	$94,932	$76,669
Machinery and equipment	7	8,401	6,562
Computer equipment	3	4,891	4,206
Office furniture and equipment	5	3,511	1,380
Leasehold improvements	various	1,876	1,761
Construction in progress	n/a	1,680	2,738
		115,291	93,316
Less accumulated depreciation and amortization		(59,167)	(56,646)
Property and equipment, net		$56,124	$36,670

Total depreciation expense was $3.4 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	March 31, 2021	December 31, 2020
Developed product technology	12	$35,376	$35,376
License agreements	1	5,536	5,536
Trademarks and trade names	—	792	792
Customer-related	3	7,458	7,458
Distribution network	2	4,027	4,027
In process research and development	7	1,128	1,278
Total Gross Amount		$54,317	$54,467
Less accumulated amortization		(30,188)	(29,747)
Intangible assets, net		$24,129	$24,720

Total amortization expense attributed to intangible assets was $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The Company recognized a $0.2 million impairment loss related to certain intellectual property on its condensed consolidated statement of operations for the three months ended March 31, 2021.

In process research and development intangibles begin amortizing when the relevant products reach full commercial launch. Future amortization expense related to intangible assets as of March 31, 2021 is as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$1,552
2022	1,993
2023	1,993
2024	1,890
2025	1,305
Thereafter	15,396
$24,129

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Commissions and sales milestones	$7,886	$6,734
Payroll and payroll related	6,101	12,247
Litigation settlement obligation - short-term portion	4,000	4,000
Professional fees	9,262	3,551
Royalties	2,203	2,293
Interest	88	619
Other	7,190	5,787
Total accrued expenses	$36,730	$35,231

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Litigation settlement obligation - long-term portion	$6,721	$7,634
Tax liabilities	373	373
Royalties	2,071	1,678
Other	2,124	1,668
Other long-term liabilities	$11,289	$11,353

4. Discontinued Operations

In connection with the sale of the International Business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments, previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified the Company that it will exercise the option to extend the agreement for the second additional twelve-month period through August 2021, at which time the Company expects that the Supply Agreement will expire and revenue from Globus will discontinue. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement. The Company recorded $0.4 million in revenue and $0.5 million in cost of revenue from the Supply Agreement in continuing operations for the three months ended March 31, 2021, and $1.0 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three months ended March 31, 2020.

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

Squadron Medical Credit Agreement

On November 6, 2018, the Company entered into a Term Loan with Squadron Medical Finance Solutions, LLC (“Squadron Medical”), a provider of debt financing to growing companies in the orthopedic industry. The Term Loan was subsequently amended on March 27, 2019, May 29, 2020 and December 16, 2020 to expand the availability of additional term loans, extend the maturity, remove all financial covenant requirements and, in the December 16, 2020 amendment, incorporate a debt exchange. In conjunction with the Term Loan amendment on December 16, 2020, the Company entered into a debt exchange agreement whereby the Company exchanged $30.0 million of the Company’s outstanding debt obligations pursuant to the Term Loan dated as of November 6, 2018, as amended, for the issuance of 2,700,270 shares of the Company’s Common Stock to Squadron Capital LLC and a participant lender, based on a price of $11.11 per share. The debt exchange resulted in additional debt issuance costs of $3.8 million calculated as the difference between the Company’s stock price on the date of issuance and the issuance price. The total principal outstanding under the Term Loan as of March 31, 2021 was $45.0 million, with an additional $40.0 million in available borrowings.

The Term Loan bears interest at LIBOR plus 8.0% per annum, subject to a 9.0% floor and 12.0% ceiling. Interest-only payments are due monthly until December 2023 and joined by $1.0 million monthly principal payments beginning December 2023. Any remaining principal amounts of the Term Loan will be due on June 30, 2026. In addition to paying interest on outstanding principal on the Term Loan, the Company will pay a commitment fee at a rate of 1.0% per annum to Squadron Medical in respect of the unutilized Term Loan. As collateral for the Term Loan, Squadron Medical has a first lien security interest in all of the Company’s assets.

In connection with the initial 2018 financing, the Company issued warrants to Squadron Medical and a participant lender to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. In conjunction with the first draw under the first amendment of the Term Loan in 2019, the Company issued warrants to Squadron Medical and the participant lender to purchase an additional 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. In connection with the second amendment of the Term Loan in May 2020, the Company issued warrants to Squadron Medical and the participant lender to purchase an additional 1,075,820 shares of the Company’s common stock at an exercise price of $4.88 per share. All of the warrants are exercisable immediately and were amended to have the same maturity date in May 2027. Total warrants outstanding to Squadron Medical and the participant lender are 6,759,530 as of March 31, 2021. The warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 9 and are recorded as a debt discount.

The Company accounted for the March 2019, May 2020, and December 2020 amendments of the Term Loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method. The Company determined that the $30.0 million pre-payment associated with the December 16, 2020 amendment should be accounted for as a partial extinguishment of the November 6, 2018 Term Loan, as amended. As a result of the partial extinguishment the Company elected as an accounting policy, and in accordance with authoritative guidance set forth by ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time the financing was partially settled in accordance with the terms of the Term Loan dated November 6, 2018, as amended. The unamortized debt issuance costs are allocated between the remaining original Term Loan balance and the portion of the Term Loan paid down on a pro-rata basis. At the time of prepayment, the Company recorded a loss on extinguishment of $6.1 million and capitalized $3.8 million in non-cash debt issuance closing costs.

As of March 31, 2021, the debt is recorded at its carrying value of $32.6 million, net of issuance costs of $12.4 million, including all amounts paid to third parties to secure the debt and the fair value of the warrants issued. The total debt discount will be amortized into interest expense through maturity of the debt utilizing the effective interest rate method.

Paycheck Protection Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 21, 2022 and bears interest at a rate of 1.0% per annum. Commencing August 21, 2021, the Company is required to pay the lender equal monthly payments of principal and interest and required to fully amortize by April 21, 2022 the principal amount outstanding on the PPP Loan as of the date prescribed by guidance issued by U.S. Small Business Administration (“SBA”). The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the SBA upon application. The Company submitted its application for forgiveness of the loan in November 2020, which was still under review by the SBA as of March 31, 2021. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of the loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although the Company has applied for loan forgiveness as afforded by the PPP, no assurance can be provided that such loan forgiveness will be granted in whole or in part. As of March 31, 2021, $3.8 million and $0.5 million of the PPP Loan were recorded as a current portion of long-term debt and noncurrent portion of long-term debt, respectively, on the Company’s condensed consolidated balance sheet.

Inventory Financing

In November 2018, the Company entered into an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company may draw up to $3.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8.0% subject to a 10.0% floor and 13.0% ceiling. In November 2020, the Company amended the Inventory Financing Agreement with the supplier to increase the available draw to $6.0 million. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The outstanding obligation under the Inventory Financing Agreement as of March 31, 2021 was $5.1 million.

Reference Rate Reform

In July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (the“IBE”), with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the

Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

The Company is evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the FASB’s standard-setting process to address financial reporting issues that might arise in connection with the transition from LIBOR to a new benchmark rate.

Other Debt Agreements

The Company has two outstanding capital lease arrangements as of March 31, 2021. The first lease bears interest at an annual rate of 6.4%, is due in monthly principal and interest installments, is collateralized by the related equipment, and matures in December 2022. The second lease agreement does not provide a borrowing rate; therefore the Company used its incremental borrowing rate of 9.0% to determine the present value of lease payments as of the commencement date of the lease. Principal installments on the second lease are due monthly, and the lease is collateralized by the related equipment, and matures in April 2024.

Principal payments remaining on the Company's debt are as follows as of March 31, 2021 (in thousands):

Year Ending December 31,
Remainder of 2021	$3,800
2022	1,950
2023	6,216
2024	12,018
2025	12,000
Thereafter	20,000
Total	55,984
Add: capital lease principal payments	330
Less: unamortized debt discount and debt issuance costs	(12,360)
Total	43,954
Less: current portion of long-term debt	(5,374)
Long-term debt, net of current portion	$38,580

6. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception. The Company recognizes right-of-use assets (“ROU assets”) and lease liabilities for office buildings and certain equipment with lease terms of 1 year to 10 years, some of which include options to extend and/or terminate the lease. The value of the Company’s lease liability is the present value of fixed payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate (“IBR”). The value of the Company’s ROU assets is the lease liability adjusted for any prepaid rent or lease incentives. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The exercise of lease renewal options is at the Company’s sole discretion and were not included in the calculation of the Company’s lease liability as the Company is not able to determine without uncertainty if the renewal option will be exercised. The depreciable life of assets and leasehold improvements are limited to the expected term unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any variable lease payments, residual value guarantees or restrictive covenants.

Operating Lease

The Company occupies approximately 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the lease commenced on February 1, 2021 and will terminate on January 31, 2031, subject to two sixty-month options to renew. The Company recognized a $21.1 million ROU asset and $21.5 million lease liability on the condensed consolidated balance sheet upon taking control of the premises on the lease commencement date. The Company used an IBR of 9.0% when determining amounts to be recognized on the condensed consolidated balance sheet related to the ROU asset and lease liability. Base rent under the building lease for the first twelve months of the term will be $195,000 per month subject to full abatement during months two through ten. Base rent for the second year of the term will be $244,115 per month and thereafter will increase annually by 3.0%.

The Company leases its buildings and certain equipment under operating leases which expire on various dates through 2031. Any short-term leases defined as twelve months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these leases for the three months ended March 31, 2021 were immaterial.

Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Future minimum annual lease payments under such leases are as follows as of March 31, 2021 (in thousands):

Undiscounted lease payments:
Year Ending December 31,
Remainder of 2021	$874
2022	3,534
2023	3,583
2024	3,603
2025	3,662
Thereafter	20,154
Total undiscounted lease payments	35,410
Less: present value adjustment	(13,172)
Operating lease liability	22,238
Less: current portion of operating lease liability	(1,486)
Operating lease liability, less current portion	$20,752

As of March 31, 2021, the Company’s average remaining lease term is 9.6 years with a weighted average borrowing rate of 9.0%. Rent expense under operating leases was $1.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The Company paid $0.4 million on its operating lease agreements for the three months ended March 31, 2021 and 2020.

Purchase Commitments

The Company entered into a distribution agreement with a third-party provider in January 2020 in which the Company is obligated to certain minimum purchase requirements related to inventory and equipment leases. As of March 31, 2021, the minimum purchase commitment required by the Company under the agreement was $2.6 million to be paid over a three-year period. The Company recognized an ROU asset in the amount of $0.5 million related to the leased assets within the agreement which is being amortized into rent expense through the lease term. The Company recognized $0.1 million of rent expense pertaining to these assets for the three months ended March 31, 2021 and did not recognize any rent expense pertaining to these assets for the three months ended March 31, 2020. The ROU asset related to the leased assets within the agreement on the Company’s condensed consolidated balance sheet was $0.5 million as of March 31, 2021.

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

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents. In July 2019, PTAB instituted Inter Partes Review of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020. In July 2020, the PTAB ruled that all challenged claims of the ‘156 Patent were valid (not unpatentable) and ruled that several challenged claims of the ‘334 Patent were invalid, while finding that other challenged claims of the ‘334 Patent valid. NuVasive and the Company have both appealed the PTAB’s written decision on the matter. The appeals are currently pending before the U.S. Court of Appeals for the Federal Circuit. Alphatec filed its Principal Brief on February 8, 2021. NuVasive filed its Principal Brief on April 21, 2021.

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

In January 2021, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’156 and ’334 Implant Patents and the Company filed a Motion for Summary Judgment of invalidity of those same patents. These motions are pending before the Court.  Due to the Court’s scheduling in relation to the COVID-19 pandemic, the trial previously scheduled for June 2021 has been vacated and will be rescheduled.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of March 31, 2021, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying condensed consolidated statements of operations as a component of cost of revenue. As of March 31, 2021, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $4.7 million through 2026 and beyond.

7. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million settlement amount. In October 2020, HealthpointCapital began its $5.0 million contribution, which will be in the form of five quarterly payments. The remaining $2.9 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital will be recorded as a reduction to stockholder’s equity. See Note 11 for further information.

As of March 31, 2021, the Company has made installment payments in the aggregate of $46.1 million, with a remaining outstanding balance of $11.7 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No additional interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	March 31, 2021	December 31, 2020
Litigation settlement obligation - short-term portion	$4,000	$4,000
Litigation settlement obligation - long-term portion	6,721	7,634
Total	10,721	11,634
Future interest	1,012	1,199
Total settlement obligation, gross	11,733	12,833
Related party receivable - included in stockholders' equity	(2,900)	(4,000)
Total settlement obligation, net	$8,833	$8,833

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, including contingently redeemable common stock recorded outside of stockholder’s equity. Diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted average number of common shares outstanding for the period, including contingently redeemable common stock. Diluted net loss from continuing operations per share attributable to common stockholders is calculated by dividing income from continuing operations available to common stockholders by the diluted weighted average number of common shares outstanding for the period, including contingently redeemable common stock. Diluted net loss from discontinued operations per share attributable to common stockholders is calculated by dividing loss from discontinued operations available to common stockholders by the diluted weighted average number of common shares outstanding for the period, including contingently redeemable common stock.

The following table presents the computation of basic and diluted net loss per share for continuing and discontinued operations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss, basic and diluted	$(22,903)	$(20,722)
Denominator:
Weighted average common shares outstanding	87,408	62,732
Weighted average unvested common shares subject to repurchase	(185)	(164)
Weighted average common shares outstanding - basic and diluted	87,223	62,568
Net loss per share, basic and diluted:	$(0.26)	$(0.33)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of March 31,
	2021	2020
Series A Convertible Preferred Stock	29	67
Options to purchase common stock	3,898	4,195
Unvested restricted share awards	8,866	6,487
Warrants to purchase common stock	21,594	24,372
Total	34,387	35,121

9. Stock Benefit Plans and Equity Transactions

Stock Benefit Plans

On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan, which increased the shares of common stock available for issuance under the Equity Plan by 7,000,000 shares. At March 31, 2021, 3,101,477 shares of common stock were available for issuance under the 2016 Equity Incentive Award Plan.

In 2007, the Company adopted the Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan (the “ESPP”), which was amended in May 2017. At March 31, 2021, 216,131 shares of common stock were available for purchase under the ESPP.

Stock-Based Compensation

Total stock-based compensation for the three months ended March 31, 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenues	$95	$107
Research and development	498	390
Sales, general and administrative	3,881	3,071
Total	$4,474	$3,568

Shares Reserved for Future Issuance

As of March 31, 2021, the Company’s shares of common stock reserved for future issuance were as follows (in thousands):

Stock options outstanding	3,898
Unvested restricted stock award	8,866
Employee stock purchase plan	216
Series A convertible preferred stock	29
Warrants outstanding	21,594
Authorized for future grant under the Distributor and Development Services plans	7,751
Authorized for future grant under the Management Objective Strategic Incentive Plan	345
Authorized for future grant under the Company equity plans	3,963
Total	46,662

Contingently Redeemable Common Stock

In connection with the Offer, on December 16, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers, providing for the sale by the Company of 12,421,242 shares of the Company’s common stock at a purchase price of $11.11 per share for aggregate gross proceeds of $138.0 million. The private placement closed on March 1, 2021, and generated net proceeds of approximately $131.8 million, net of fees related to the private placement. If the Tender Offer Agreement is terminated or the closing of the Offer has not occurred by July 31, 2021, then the Company is required repurchase the shares sold in the private placement for an amount per share equal to the purchase price paid for such shares plus interest at a rate equal to 9.0% per year computed from the date of the closing of the private placement to the date of the repurchase. Since the shares of common stock issued in the private placement are contingently redeemable if the Offer is not successful, the Company will present the shares of common stock subject to repurchase outside of stockholders’ equity in the condensed consolidated balance sheet until the close of the Offer. The Company determined that meeting the contingency is not probable; therefore, the contingently redeemable common stock was not remeasured to fair value at March 31, 2021. When the Offer closes, the shares of common stock issued in the private placement will be reclassified to stockholders’ equity.

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable by cash exercise only. During the three months ended March 31, 2021 and 2020, there were 145,000 and 125,000 2017 PIPE Warrant exercises, respectively, for total cash proceeds of $0.3 million in each period. As of March 31, 2021, 2,962,000 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three months ended March 31, 2021 and 2020, there were 2,147,782 and 2,059,524 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $0.3 million and $0.9 million, respectively. As of March 31, 2021, 9,231,903 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

In conjunction with the Company’s 2018 acquisition of SafeOp, the Company issued warrants to purchase 2,200,000 shares of common stock at an exercise price of $3.50 per share, which have a five-year life and are exercisable by cash or cashless exercise. During the three months ended March 31, 2021 and 2020, there were 969,932 and 0 SafeOp Surgical Merger Warrant exercises for cash proceeds of $0.1 million and $0.0 million, respectively. As of March 31, 2021, 1,194,943 SafeOp Surgical Merger Warrants remained outstanding.

Squadron Medical Warrants

As further described in Note 5, during the year ended December 31, 2018, in connection with the initial debt financing with Squadron Medical and a participant lender, the Company issued warrants to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,838,710 warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,075,820 warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron Medical debt for total warrants outstanding to Squadron Medical and the participant lender of 6,759,530. In conjunction with the second amendment, the expiration dates for all existing warrants were extended to May 29, 2027 in order to align all outstanding warrant expiration dates. In accordance with authoritative accounting guidance, the warrants qualified for equity treatment upon issuance and were recorded as a debt discount to the face of the debt liability based on fair value to be amortized into interest expense over the life of the debt agreement. The fair value assigned to the warrant amendment was also allocated as a debt issuance cost and amortized into interest expense. As the warrants provide for partial price protection that allow for a reduction in the price in the event of a lower per share priced issuance, the warrants were valued utilizing a Monte Carlo simulation that considers the probabilities of future financings. The Monte Carlo model simulates the present value of the potential outcomes of future stock prices of the Company over the seven-year life of the warrants. The projection of stock prices is based on the risk-free rate of return and the volatility of the stock price of the Company and correlates future equity raises based on the probabilities provided. No Squadron Medical Warrants have been exercised as of March 31, 2021.

Executive Warrants

In December 2017 the Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer, to purchase 1,327,434 shares of the Company’s common stock for $5 per share (the “Executive Warrants”). The warrants have a five-year term. The warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017 as the warrants were immediately vested upon issuance. No Executive Warrants have been exercised as of March 31, 2021.

A summary of all outstanding warrants for common stock as of March 31, 2021 were as follows:

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants	2,962,000	$2.00	June 2022
2018 PIPE Warrants	9,231,903	$3.50	May 2023
SafeOp Surgical Merger Warrants	1,194,943	$3.50	May 2023
2018 Squadron Medical Warrants	845,000	$3.15	May 2027
2019 Squadron Medical Warrants	4,838,710	$2.17	May 2027
2020 Squadron Medical Warrants	1,075,820	$4.88	May 2027
Executive Warrants	1,327,434	$5.00	December 2022
Other*	117,812	$3.85	Various through May 2023
Total	21,593,622
(1)	Represents weighted average exercise price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

2017 Distributor Inducement Plan and 2017 Development Services Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to third-party distributors whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to a distributor shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of March 31, 2021, 525,000 warrants and 284,500 shares of restricted common stock have been granted under the 2017 Distributor Inducement Plan. As of March 31, 2021, 185,000 warrants and 64,500 shares of common stock have been earned or issued under the plan. Warrants granted under the plan as of March 31, 2021 were not yet subject to expiration related to any time or sales-based vesting conditions. Expense recorded for the plan was $0.1 million for the three months ended March 31, 2021 and 2020.

Under the 2017 Development Services Plan, the Company is authorized to grant up to 7,000,000 shares of common stock to third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the election of the developer. Each common stock issuance is subject to net sales-based and other vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. As of March 31, 2021, the Company has entered into Development Services Agreements pursuant to which the Company has allocated 6,649,000 shares and granted 3,340,000 shares of restricted common stock under the 2017 Development Services Plan, subject to achievement of the performance criteria and vesting conditions set forth in such Development Services Agreements. As of March 31, 2021, none of the grants were deemed probable of equity election and no common stock elections or cash payouts were made under the Development Services Plan. The Company will recognize a non-cash charges to cost of sales associated with each of the Development Services Agreements when it is probable respective performance targets will be achieved.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of March 31, 2021, 130,000 restricted shares and a warrant to purchase up to 25,000 restricted common stock shares have been granted under the 2019 Management Objective Strategic Incentive Plan. Total expense for the plan was $0.1 million and a negligible amount for three months ended March 31, 2021 and 2020, respectively.

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

For the three months ended March 31, 2021, the Company had an annual estimated-effective tax rate of (0.22%) and recognized an immaterial amount of income tax provision from continuing operations. The Company’s effective tax rate differs from the federal statutory rate of 21% primarily due to the Company’s net loss position and valuation allowance.

At December 31, 2020, the Company had unrecognized tax benefits of $2.5 million which will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

At December 31, 2020, the Company had federal and state net operating loss carryforwards of $273.7 million and $193.4 million, respectively, which began expiring at various dates beginning in 2021 and will continue to expire through 2040. Federal and some state net operating losses generated in years ending after December 31, 2017 can be carried forward indefinitely. At December 31, 2020, the Company had state research and development tax credit carryforwards of $3.2 million. The state research and development tax credits do not have an expiration date and may be carried forward indefinitely.

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of March 31, 2021. The remaining $2.9 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital will be recorded as a reduction to stockholder’s equity.

In November 2018, the Company entered into a Term Loan and Financing agreement with affiliates of Squadron Capital, LLC. The Term Loan was amended in March 2019, May 2020 and December 2020, as further described in Note 5. Squadron Capital, LLC was a lead investor in the private placement of shares of the Company’s common stock that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors.

Included on the condensed consolidated balance sheet as of March 31, 2021 is a $1.1 million officer receivable for settlement of a tax liability related to the vesting of restricted common stock. A corresponding liability for the same amount is also included within accrued expenses on the condensed consolidated balance sheet.

12. Subsequent Event

On April 9, 2021, the Company entered into a new lease agreement for a new distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the new lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six month options to renew. The Company recognized an ROU asset and lease liability upon taking control of the premises on the lease commencement date. The Company is expected to occupy a proportionate share of the building upon commencement of the lease on May 1, 2021 and is expected to occupy 100% of the premises beginning in November 2022. Base rent under the new building lease for the first twelve months of the term will be $14,667 per month and will increase to $18,792 per month for the first six-months of the second-year of the term, and increase to $28,426 for the final six-months of the second year of the term. Thereafter base rent will increase annually by 3% throughout the remainder of the lease.

On April 1, 2021, the Company commenced the Offer to purchase for cash all issued and outstanding EOS shares and all outstanding OCEANEs for a total purchase price of up to approximately $116.9 million. The Offer will remain open for an initial acceptance period of 25 Euronext Paris trading days and, subject to the satisfaction or waiver of certain tender conditions, the initial tender may be followed by a reopened tender offer for a period of 10 additional Euronext Paris trading days. As of May 3, 2021, the Company has purchased 7,433,387 EOS Shares, representing approximately 28% of the outstanding EOS Shares, for €18.2  million ($21.9 million), and 174,061 OCEANEs, representing approximately 4% of the outstanding OCEANEs, for €1.2 million ($1.5 million).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), on March 5, 2021. In addition to historical information the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. We are dedicated to revolutionizing the approach to spine surgery through clinical distinction. We have a broad product portfolio designed to address the majority of the U.S. market for spinal disorders. We are focused on developing new approaches that integrate seamlessly with the SafeOp Neural InformatiX System to safely and reproducibly treat the spine’s various pathologies and achieve the goals of spine surgery. Our ultimate vision is to be the standard bearer in spine.

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

We have continued to make progress transitioning our sales channel since early 2017, driving the percent of sales contributed by our strategic distribution channel from approximately 89% for the three months ended March 31, 2020 to 95% for the three months ended March 31, 2021. Going forward, we intend to continue to drive towards a fully exclusive network of independent and direct sales agents. Consolidation in the industry has facilitated this process, as large, seasoned agents seek opportunities to partner with spine-focused companies that have broad, growing product portfolios.

Recent Developments

Acquisition of EOS

On December 16, 2020, we entered into a Tender Offer Agreement (the “Tender Offer Agreement”) with EOS imaging S.A., a société anonyme organized and existing under the laws of France (“EOS”), pursuant to which we commenced a public tender offer (the “Offer”) to purchase all of the issued and outstanding ordinary shares, nominal value €0.01 per share (collectively, the “EOS Shares”), and outstanding convertible bonds (“OCEANEs”), of EOS. The Offer consists of a cash tender offer price of €2.45 (or approximately $2.99) per EOS Share and €7.01 (or approximately $8.55) per OCEANE, (the “Offer Consideration”), for a total purchase price of up to $116.9 million. On March 2, 2021, the Company transferred $115.3 million (approximately €95.6 million) to an escrow account to fund the Offer. The Offer was filed with the Autorité des marches financiers (the “AMF”) on March 5, 2021 and cleared by the AMF on March 30, 2021. The opening of the Offer occurred on April 1, 2021. Certain shareholders of EOS, which currently control approximately 23% of the outstanding EOS Shares, collectively, have entered into Tender Commitments with us pursuant to which they have agreed, among other things, to tender their respective EOS Shares into the Offer, subject to certain conditions. These Tender Commitments will terminate if (i) the Tender Offer Agreement is terminated, (ii) the Offer is withdrawn by us pursuant to applicable French laws and regulations, or (iii) the Offer is not declared successful by the AMF as a result of certain conditions failing to be met or waived. We expect the transaction to close in the second quarter of 2021.

In connection with the Offer, on December 16, 2020, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors, including Squadron Capital, LLC (collectively, the “Purchasers”), providing for the sale by the Company of 12,421,242 shares of our common stock (the “Private Placement Shares”) at a purchase price of $11.11 per share (the “Private Placement Purchase Price”), in a private placement (the “Private Placement”). On March 1, 2021 we closed the Private placement which generated net proceeds of approximately $131.8 million, net of fees related to the Private Placement. We intend to use the net proceeds from the Private Placement to fund the Offer Consideration and for general corporate and working capital purposes. Pursuant to the terms of the Purchase Agreement, from the Private Placement Closing until the completion of the Offer, we are prohibited from issuing, or entering into any agreement to issue, or announcing the issuance or proposed issuance of, any shares of our common stock or common stock equivalents, subject to certain permitted exceptions. If the Tender Offer Agreement is terminated or the Offer is not completed on or before July 31, 2021, we may be required to repurchase the Private Placement Shares from the Purchasers, for an amount per share equal to the Private Placement Purchase Price plus interest on the Private Placement Purchase Price at a rate of nine percent per year computed from the date of the Private Placement Closing to the date of the repurchase.

COVID-19 Pandemic

During the first quarter of 2021 our revenue was impacted due to the COVID-19 pandemic. Since the beginning of the COVID-19 pandemic, we have seen volatility in sales trends since elective surgeries that use our products have been impacted to varying degrees, particularly more during the earlier phases of the pandemic. Since the earlier phases of the pandemic, demand has since recovered to varying degrees as local conditions have improved in some geographies that have opened after an initial improvement in COVID-19 infection rates, allowing surgeons to resume surgeries.

We continue to monitor the impact of the COVID-19 pandemic on our business and recognize it may continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. Given the present uncertainty surrounding the pandemic, we expect to continue to see volatility through at least the remaining duration of the pandemic as the impact on individual markets and responses to conditions by state and local governments continues to vary.

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

Sales, general and administrative expenses. Sales, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, depreciation of our surgical instruments, freight, regulatory affairs, quality assurance costs, professional service fees, travel, medical education, trade show and marketing costs, insurance and legal expenses.

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

Transaction-related expenses. Transaction-related expenses are certain costs incurred related to the renewed Tender Offer Agreement entered into with EOS on December 16, 2020, as well as third-party advisory and legal fees related to the previously terminated tender offer agreement entered into with EOS on February 28, 2020.

Total interest and other expense, net. Total interest and other expense, net includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

Income tax provision. Income tax provision from continuing operations primarily consists of an estimate of state and foreign income taxes based on enacted state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended March 31, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$	%
Revenue:
Revenue from U.S. products	$43,716	$29,070	$14,646	50%
Revenue from international supply agreement	405	1,045	(640)	(61%)
Total revenue	44,121	30,115	14,006	47%
Cost of revenue	12,263	9,084	3,179	35%
Gross profit	31,858	21,031	10,827	51%
Operating expenses:
Research and development	5,801	4,170	1,631	39%
Sales, general and administrative	40,426	27,582	12,844	47%
Litigation-related	3,335	2,643	692	26%
Amortization of acquired intangible assets	172	172	—	0%
Transaction-related	1,012	4,272	(3,260)	(76%)
Restructuring	158	—	158	100%
Total operating expenses	50,904	38,839	12,065	31%
Operating loss	(19,046)	(17,808)	(1,238)	7%
Interest and other expense, net:
Interest expense, net	(1,938)	(2,874)	936	(33%)
Other expenses	(1,889)	—	(1,889)	100%
Total interest and other expense, net	(3,827)	(2,874)	(953)	33%
Loss from continuing operations before taxes	(22,873)	(20,682)	(2,191)	11%
Income tax provision	30	40	(10)	(25%)
Loss from continuing operations	(22,903)	(20,722)	(2,181)	11%
Net loss	$(22,903)	$(20,722)	$(2,181)	11%

	Three Months Ended		Increase
	March 31,		(Decrease)
	2021	2020	$	%
Revenue by source
Revenue from U.S. products	$43,716	$29,070	$14,646	50%
Revenue from international supply agreement	405	1,045	(640)	(61%)
Total revenue	$44,121	$30,115	$14,006	47%

Gross profit (loss) by source
Gross profit from U.S. products	$31,975	$20,954	$11,021	53%
Gross (loss) profit from international supply agreement	(117)	77	(194)	(252%)
Total gross profit	$31,858	$21,031	$10,827	51%

Gross profit (loss) margin by source
Gross profit margin from U.S. products	73.1%	72.1%		1.1%
Gross (loss) profit margin from international supply agreement	(28.9%)	7.4%		(36.3%)
Total gross profit margin	72.2%	69.8%		2.4%

Three months ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Total revenue. Total revenue was $44.1 million for the three months ended March 31, 2021 compared to $30.1 million for the three months ended March 31, 2020, representing an increase of $14.0 million, or 47%.

Revenue from U.S. products was $43.7 million for the three months ended March 31, 2021 compared to $29.1 million for the three months ended March 31, 2020, representing an increase of $14.6 million, or 50%. The increase in revenue from U.S. products was primarily attributed to the continued expansion of our new product portfolio, increases in our surgeon user base, and progress related to the transformation of our sales network, as detailed further below.

For the three months ended March 31, 2021, revenue related to new products increased to approximately 77% of revenue from U.S. products compared to 56% of revenue from U.S. products for the three months ended March 31, 2020. The increase was primarily driven by new product launches. Contributions from our strategic distribution channel have also increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as we continue to build partnerships with new surgeons and distributor partners. Contributions to U.S. revenue from our strategic distribution channel increased to 95% during the three months ended March 31, 2021 compared to 89% for the three months ended March 31, 2020. Information related to revenue contributions from both our strategic and legacy distribution partnerships is detailed further below (in thousands):

	Three Months Ended March 31,				Increase (Decrease)
	2021		2020		$	%
U.S. revenue by distributor type:
Strategic distribution	$41,674	95%	$25,992	89%	$15,682	60%
Legacy and terminated distribution	2,042	5%	3,078	11%	(1,036)	(34%)
Total U.S. revenue	$43,716	100%	$29,070	100%	$14,646	50%

Revenue from international supply agreement for the three months ended March 31, 2021, which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, decreased by $0.6 million compared to the three months ended March 31, 2020. As part of the supply agreement, Globus had the option to extend the term for up to two additional twelve-month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified us that it would exercise the option to extend the agreement for the second additional twelve-month period through August 2021, at which time we expect that the supply agreement will expire and revenue from Globus will discontinue.

Cost of revenue. Cost of revenue was $12.3 million for the three months ended March 31, 2021 compared to $9.1 million for the three months ended March 31, 2020, representing an increase of $3.2 million, or 35%.

Cost of revenue from U.S. products was $11.7 million for the three months ended March 31, 2021 compared to $8.1 million for the three months ended March 31, 2020, representing an increase of $3.6 million, or 44%. The increase in cost of revenue is primarily due to the growth in volume of our revenue. Non-cash excess and obsolescence expense primarily related to the phase out of older legacy products was $2.1 million for the three months ended March 31, 2021 compared to $1.7 million for the three months ended March 31, 2020, representing an increase of $0.4 million.

Cost of revenue from international supply agreement was $0.5 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020, representing a decrease of $0.5 million. The decrease was attributed to a reduction in sales volumes and related costs under the supply agreement with Globus.

Gross profit. Gross profit was $31.9 million for the three months ended March 31, 2021 compared to $21.0 million for the three months ended March 31, 2020, representing an increase of $10.9 million, or 51%.

Total gross profit margin was 72.2% for the three months ended March 31, 2021, compared to 69.8% for the three months ended March 31, 2020, and is primarily due to the improvement in U.S. product revenue gross profit margin.

Gross profit margin from U.S. product revenue was 73.1% for the three months ended March 31, 2021 compared to 72.1% for the three months ended March 31, 2020 and is primarily due to improved leverage related to our fixed operating costs.

Research and development expenses. Research and development expenses increased $1.6 million, or 39% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to personnel and new project costs, partially offset by decreases in other various research and development initiatives.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $12.8 million, or 47% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily related to higher compensation-related costs and variable selling expenses associated with the increase in U.S. product revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business. SG&A expense as a percent of U.S. product revenue is 92% for the three months ended March 31, 2021 compared to 95% of U.S. product revenue, for the three months ended March 31, 2020.

Litigation expenses. Litigation expenses increased by $0.7 million, or 26% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The expenses are primarily related to our ongoing litigation with NuVasive, Inc. and other legal activities.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The expense represents amortization in the period associated with general business assets, intellectual property, licenses and other assets obtained in acquisitions and licensing agreements.

Transaction-related expenses. Transaction-related expenses decreased by $3.3 million, or 76% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These expenses primarily include third-party advisory and legal fees related to the renewed tender offer agreement entered into with EOS on December 16, 2020, as well as third-party advisory and legal fees related to the previously terminated tender offer agreement entered into with EOS on February 28, 2020.

Total interest and other expense, net. Total interest and other expense, net increased $1.0 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to foreign currency losses related to the forward contract settlement, partially offset by lower interest expense related to lower outstanding debt balances as compared to March 31, 2021.

Income tax provision. Income tax provision for the three months ended March 31, 2021 was negligible and remained consistent compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and additional borrowings available under our Term Loan. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which include working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, and the timing of introductions of new products and enhancements to existing products. As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt market, we expect to be able to secure reasonable borrowing rates.

Cash was $191.1 million (including $103.3 million in an escrow account reserved for the acquisition of EOS) and $107.8 million at March 31, 2021 and December 31, 2020, respectively. The $83.3 million increase in cash was primarily due to the closing of the Private Placement on March 1, 2021, which generated proceeds of $131.8 million, net of offering costs, partially offset by the open market purchase of 2,665,694 outstanding EOS Shares and 157,167 OCEANEs in connection with our acquisition of EOS and increased activity related to our inventory and instrument set builds. The Private Placement proceeds are classified as mezzanine equity on our condensed consolidated balance sheet due to the contingent obligation to repurchase the Private Placement Shares in the event the Tender Offer is terminated, or the Offer is not completed by July 31, 2021.

Available borrowings under our Term Loan were $40.0 million at both March 31, 2021 and December 31, 2020. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Squadron Credit Agreement, Paycheck Protection Loan and Other Debt and Commitments

We have an $85.0 million Term Loan with Squadron Medical which matures on June 30, 2026. The Term Loan bears interest at London Interbank Offered Rate (“LIBOR”) plus 8.0% per annum (subject to a 9.0% floor and 12.0% ceiling). Interest-only payments are due monthly until December 2023 and joined by $1.0 million monthly principal payments beginning December 2023. Any remaining principal amounts of the Term Loan will be due on June 30, 2026. In addition to paying interest on outstanding principal on the Term Loan, we will pay a commitment fee at a rate of 1.0% per annum to Squadron Medical in respect of the unutilized Term Loan. As collateral for the Term Loan, Squadron Medical has a first lien security interest in all of our assets. Our obligation outstanding under the Term Loan as of March 31, 2021 was $45.0 million.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application. We submitted our application for forgiveness of the loan in November 2020, which was still under review as of March 31, 2021. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. We used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although we have applied for loan forgiveness as afforded by the PPP, we cannot provide assurance that such loan forgiveness will be granted in whole or in part.

We entered into an Inventory Financing Agreement whereby we may draw up to $6.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8.0% and also includes a 10.0% floor and 13.0% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. Should we elect to prepay the Squadron Term Loan, all amounts due under the Inventory Financing Agreement will become mandatorily due. Our obligation outstanding under the Inventory Financing Agreement as of March 31, 2021 was $5.1 million.

As of March 31, 2021, we have made $46.1 million in Orthotec settlement payments and there remains an aggregate amount of $11.7 million in Orthotec settlement payments (including accrued and future interest) to be paid by us.

We entered into a distribution agreement with a third-party provider in January 2020 in which we are obligated to certain minimum purchase requirements related to inventory and equipment leases. As of March 31, 2021, the minimum purchase commitment required by us under the agreement was $2.6 million to be paid over a three-year period.

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable We were in compliance with the covenants under the debt agreements at March 31, 2021.

Operating Activities

We used net cash of $18.6 million from operating activities for the three months ended March 31, 2021. During this period, net cash used in operating activities consisted of our net loss adjusted for $12.8 million of non-cash adjustments including depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, amortization of ROU assets, provision for excess and obsolete inventory, losses on the disposal of instruments, a loss on the impairment of an intangible asset, a loss on the fair value of investments and $8.5 million use of cash related to working capital and other assets and liabilities.

Investing Activities

We used cash of $26.0 million in investing activities for the three months ended March 31, 2021 which is primarily related to the purchase of surgical instruments to support the commercial launch of new products, capital expenditures related to the move to our new corporate headquarters facility, the purchase of outstanding debt and equity securities related to our acquisition of EOS and a realized loss on the settlement of the forward contract we entered into on December 18, 2020, which was settled on March 2, 2021.

Financing Activities

Financing activities provided $130.8 million of cash for the three months ended March 31, 2021, primarily related to proceeds from the closing of the Private Placement on March 1, 2021, partially offset by cash paid in connection with exercises of common stock for net exercise tax withholdings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of March 31, 2021 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2021 (remainder)	2022	2023	2024	2025	Thereafter
Paycheck Protection Program	$4,270	$2,344	$1,926	$—	$—	$—	$—
Inventory financing	5,192	—	—	5,192	—	—	—
Squadron Medical Term Loan	45,000	—	—	1,000	12,000	12,000	20,000
Interest expense	19,539	3,583	4,638	4,590	3,522	2,416	790
Note payable for software agreements, insurance premiums and PP&E	1,523	1,458	23	24	18	—	—
Capital lease obligations	376	97	141	104	34	—	—
Facility lease obligations (1)	35,034	777	3,393	3,479	3,569	3,662	20,154
Other purchase commitments and operating lease obligations	2,784	2,767	17	—	—	—	—
Litigation settlement obligations, gross (2)	11,733	2,900	4,400	4,400	33	—	—
Guaranteed minimum royalty obligations & milestones (3)	6,745	696	918	918	918	2,752	543
License agreement milestones (4)	2,550	750	890	390	240	40	240
Total	$134,746	$15,372	$16,346	$20,097	$20,334	$20,870	$41,727

(1)	Includes our new headquarters building lease that commenced in February 2021.

(2)

Represents gross payments due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital is obligated to pay $5.0 million of the settlement amount, which payments began in the fourth quarter of 2020 and continue through 2021. See Note 11 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information.

(3)	Commitments representing cash and equity related royalty payments and are subject to attaining certain sales and equity milestones.
(4)	Commitments representing payments in cash that are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved.

Real Property Leases

On April 9, 2021, the Company entered into a new lease agreement for a new distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the new lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six month options to renew. Base rent under the new building lease for the first twelve months of the term is $14,667 per month and will increase to $18,792 per month for the first six-months of the second year of the term, and increase to $28,426 for the final six-months of the second year of the term. Thereafter base rent will increase annually by 3% throughout the remainder of the lease.

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

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 5, 2021.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
•	our ability to meet the affirmative and negative covenants under our credit facility;
•	our ability to ensure that we have effective disclosure controls and procedures;
•	our ability to meet our obligations under the Supply Agreement with Globus Medical, Inc.;
•	our ability to meet, and potential liability from not meeting, the payment obligations under the Orthotec LLC settlement agreement;
•	our ability to maintain compliance with the quality requirements of the U.S. Food and Drug Administration;
•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;
•	our beliefs about the features, strengths and benefits of our products;

•	our ability to continue to enhance our product offerings, outsource our manufacturing operations and expand the commercialization of our products, and the effect of our strategy;
•	our ability to successfully integrate, and realize benefits from licenses and acquisitions
•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;
•	our estimates of market sizes and anticipated uses of our products;
•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;
•	our ability to achieve profitability, and the potential need to raise additional funding;
•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;
•	our ability to enhance our U.S. distribution network;
•	our ability to increase the use and promotion of our products by training and educating spine surgeons and our sales network;
•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;
•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses; and
•	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Other outstanding debt consists of various variable rate instruments, including debt outstanding under the Term Loan with Squadron.

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of March 31, 2021, our outstanding floating rate indebtedness totaled $49.3 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three months ended March 31, 2021.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2021. Based on such evaluation, our management has concluded that as of March 31, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 05, 2021 except for those noted below:

Borrowings under certain of our funding arrangements bear an interest rate based on certain tenors of the London interbank offered rate (“LIBOR”) plus a credit spread. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. The discontinuation, reform, or replacement of LIBOR could result in interest rate increases on our funding arrangements, which could adversely affect our cash flows and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

10.1	Employment Agreement by and among J. Todd Koning, Alphatec Spine, Inc., and Alphatec Holdings, Inc., effective as of April 19, 2021 (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three months ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three months ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three months ended March 31, 2021 and 2020 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 8, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

By:	/s/ J. Todd Koning
J. Todd Koning
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: May 6, 2021