Form 10-Q
period 2021-06-30
Alphatec Holdings, Inc.
filed 2021-08-03
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 100,117,176 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$76,581	$107,765
Accounts receivable, net	33,743	23,527
Inventories, net	86,715	46,001
Prepaid expenses and other current assets	8,108	5,439
Withholding tax receivable from Officer	1,076	1,076
Current assets of discontinued operations	136	352
Total current assets	206,359	184,160
Property and equipment, net	66,051	36,670
Right-of-use asset	26,604	1,177
Goodwill	45,189	13,897
Intangible assets, net	92,981	24,720
Other assets	3,786	541
Noncurrent assets of discontinued operations	57	58
Total assets	$441,027	$261,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,812	$17,599
Accrued expenses and other current liabilities	43,455	35,264
Contract liability	20,392	—
Short-term debt	10,988	4,167
Current portion of operating lease liability	2,777	885
Current liabilities of discontinued operations	141	397
Total current liabilities	107,565	58,312
Long-term debt	55,789	37,999
Operating lease liability, less current portion	25,413	41
Other long-term liabilities	15,143	11,388
Commitments and contingencies (Note 6)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2021 and December 31, 2020; 3,319 shares issued and outstanding at June 30, 2021 and December 31, 2020	23,603	23,603
Stockholders' equity:
Common stock, $0.0001 par value; 200,000 authorized; 100,184 shares issued and 100,049 shares outstanding at June 30, 2021; and 82,294 shares issued and 82,104 shares outstanding at December 31, 2020	10	8
Treasury stock, 2 shares, at cost	(97)	(97)
Additional paid-in capital	914,659	770,764
Shareholder note receivable	(1,800)	(4,000)
Accumulated other comprehensive income	(151)	1,204
Accumulated deficit	(699,107)	(637,999)
Total stockholders’ equity	213,514	129,880
Total liabilities and stockholders’ equity	$441,027	$261,223

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Revenue from products and services	$61,885	$28,834	$105,601	$57,904
Revenue from international supply agreement	364	795	769	1,840
Total revenue	62,249	29,629	106,370	59,744
Cost of revenue	21,184	8,787	33,447	17,871
Gross profit	41,065	20,842	72,923	41,873
Operating expenses:
Research and development	7,839	4,237	13,640	8,406
Sales, general and administrative	60,659	26,468	101,085	54,051
Litigation-related expenses	1,167	1,304	4,502	3,947
Amortization of acquired intangible assets	1,208	172	1,380	344
Transaction-related expenses	4,771	(181)	5,783	4,091
Restructuring costs	1,173	—	1,331	—
Total operating expenses	76,817	32,000	127,721	70,839
Operating loss	(35,752)	(11,158)	(54,798)	(28,966)
Interest and other expense, net:
Interest expense, net	(2,394)	(3,032)	(4,332)	(5,906)
Other expense, net	(16)	(1,555)	(1,905)	(1,555)
Total interest and other expense, net	(2,410)	(4,587)	(6,237)	(7,461)
Net loss before taxes	(38,162)	(15,745)	(61,035)	(36,427)
Income tax provision	43	60	73	100
Net loss	$(38,205)	$(15,805)	$(61,108)	$(36,527)

Net loss per share, basic and diluted	$(0.39)	$(0.25)	$(0.66)	$(0.58)
Weighted-average shares outstanding, basic and diluted	98,541	63,713	92,912	63,140

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(38,205)	$(15,805)	$(61,108)	$(36,527)
Foreign currency translation adjustments	1,697	6	(1,355)	75
Comprehensive loss	$(36,508)	$(15,799)	$(62,463)	$(36,452)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2021	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Distributor equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for employee stock purchase plan and stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock awards, net of shares retained for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292
Stock-based compensation	—	—	11,187	—	—	—	—	11,187
Distributor equity incentives	—	—	94	—	—	—	—	94
Common stock issued for employee stock purchase plan and stock option exercises	356	—	1,479	—	—	—	—	1,479
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	1,125	—	(5,687)	—	—	—	—	(5,687)
Common stock issued for warrant exercises	1,576	—	1,729	—	—	—	—	1,729
Issuance of common stock for public offering, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	1,697	—	1,697
Net loss	—	—	—	—	—	—	(38,205)	(38,205)
Balance at June 30, 2021	100,049	$10	$914,659	$(1,800)	$(97)	$(151)	$(699,107)	$213,514

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2020	61,400	$6	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	1,158	—	—	—	—	1,158
Common stock issued for stock option exercises	76	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares retained for tax liability	394	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430
Stock-based compensation	—	—	3,608	—	—	—	—	3,608
Distributor equity incentives	—	—	51	—	—	—	—	51
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—
Common stock issued for employee stock purchase plan and stock option exercises	202	—	722	—	—	—	—	722
Common stock issued for vesting of restricted stock awards, net of shares retained for tax liability	387	—	(164)	—	—	—	—	(164)
Issuance of common stock warrants	—	—	2,974	—	—	—	—	2,974
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(15,805)	(15,805)
Balance at June 30, 2020	63,849	$6	$618,282	$(5,000)	$(97)	$1,163	$(595,532)	$18,822

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(61,108)	$(36,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,394	5,056
Stock-based compensation	15,970	8,143
Amortization of debt discount and debt issuance costs	1,292	2,376
Amortization of right-of-use assets	1,950	527
Provision for doubtful accounts	12	22
Provision for excess and obsolete inventory	4,317	3,434
Loss on disposal of instruments	689	144
Loss on extinguishment of debt	—	1,555
Other	1,991	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,261)	(3,657)
Inventories	(15,195)	(10,047)
Prepaid expenses and other current assets	1,515	(1,061)
Other assets	145	—
Accounts payable	3,797	5,883
Accrued expenses and other current liabilities	(506)	(2,549)
Lease liability	(26)	(644)
Other long-term liabilities	914	(2,800)
Net cash used in operating activities	(35,110)	(30,145)
Investing activities:
Purchase of property and equipment	(36,028)	(6,978)
Acquisition of business, net of cash acquired	(62,133)	—
Purchase of OCEANE	(21,097)	—
Cash paid for investments	(3,000)	—
Settlement of forward contract	(2,589)	—
Net cash used in investing activities	(124,847)	(6,978)
Financing activities:
Proceeds from public offering	131,828	—
Net cash (paid) received from common stock exercises	(3,044)	1,379
Borrowings under lines of credit	—	42,455
Repayments under lines of credit	—	(56,615)
Principal payments on capital lease obligations	(2)	(18)
Proceeds from issuance of term debt, net	—	33,921
Principal payments on term loan and notes payable	(13)	(24)
Net cash provided by financing activities	128,769	21,098
Effect of exchange rate changes on cash	4	75
Net decrease in cash	(31,184)	(15,950)
Cash at beginning of period, including discontinued operations	107,765	47,113
Cash at end of period, including discontinued operations	$76,581	$31,163
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,476	$3,534
Cash paid for income taxes	$225	$166
Supplemental disclosure of noncash investing activities:
Common stock issued with term loan draw	$—	$2,986
Purchases of property and equipment in accounts payable	$591	$2,290
Recognition of lease liability	$23,159	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A. (“EOS”), is a medical technology company that designs, develops, and markets technology for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company markets its products in the U.S. and internationally via independent sales agents and a direct sales force.

On September 1, 2016, the Company completed the sale of its previous international distribution operations and agreements to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”). As a result of this transaction, the previous international distribution transactions are reported as discontinued operations in the condensed consolidated financial statements. See Note 5 for additional information on the divestiture of the previous international distribution business.

Recent Developments

On May 13, 2021, the Company acquired a controlling interest in EOS, pursuant to the Tender Offer Agreement (the “Tender Offer Agreement”) it entered on December 16, 2020, and subsequently purchased the remaining issued and outstanding ordinary shares for a 100% interest in the company. EOS, which now operates as a wholly owned subsidiary of the Company, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. See Note 3 for additional information on the business combination.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated during consolidation.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 5, 2021. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

Reclassification

Certain amounts in the condensed consolidated financial statements for the three and six months ended June 30, 2020 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial and had no impact on previously reported results of operations or accumulated deficit.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2021. Except as discussed below, these accounting policies have not changed during the six months ended June 30, 2021.

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

Sales are derived primarily from the sale of spinal implant products to hospitals and medical centers through direct sales representatives and independent distributor agents, and now includes imaging equipment and related services with the acquisition of EOS. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment, training services, and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer.  In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered and will recognize such revenue when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

To the extent that the transaction price includes variable consideration, such as discounts, rebates, and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information that is reasonably available, including historical, current, and forecasted information.

The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received or due in advance of its performance. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company does not have observable evidence of the standalone selling price related to its future service obligations; therefore, the Company estimates the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral. The Company recognized $3.4 million of revenue from its contract liabilities during the three and six months ended June 30, 2021.

The opening and closing balances of the Company’s contract liability are as follows:

Balance at January 1, 2021	$—
Contract liability assumed from EOS	21,196
Payments received	2,586
Revenue recognized	(3,390)
Balance at June 30, 2021	$20,392

Fair Value Measurements

The carrying amount of financial instruments consisting of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and short-term debt included in the Company’s condensed consolidated financial statements are reasonable estimates of fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, management believes the fair value of long-term debt approximates its carrying value.

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

The following table presents information related to the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Liability classified equity award (1)	$—	—	4,404	$4,404
Foreign currency forward contract	—	151	—	151
Total	$—	151	4,404	$4,555

	December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Liability classified equity award (1)	$—	—	4,108	$4,108
Foreign currency forward contract	—	878	—	878
Total	$—	878	4,108	$4,986

(1)	A portion of this award is being accreted over the requisite service period.

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

On March 16, 2021, the Company entered into two foreign currency forward contracts, with a notional amount of $8.0 million total ($4.0 million each) or €6.7 million total (€3.3 million each) to mitigate the foreign currency exchange risk related to its EOS subsidiary. The contracts are not designated as hedging instruments. The Company classified the derivative liabilities within Level 2 of the fair value hierarchy as observable inputs are available for the full term of the derivative instruments. The fair value of the forward contracts was developed using a market approach based on publicly available market yield curves and the term of the contracts. The Company recognized a nominal loss from the change in fair value of the contracts during the six months ended June 30, 2021. The loss on the change in fair value of the contracts was recorded as other expense on the condensed consolidated statement of operations.

On December 18, 2020, the Company entered into a foreign currency forward contract, with a notional amount of $117.9 million (€95.6 million) to mitigate the foreign currency exchange risk related to the Tender Offer Agreement, denominated in Euros ("EUR"). The contract is not designated as a hedging instrument. The Company classified the derivative liability within Level 2 of the fair value hierarchy as observable inputs are available for the full term of the derivative instrument. The fair value of the forward contract was developed using a market approach based on publicly available market yield curves and the term of the contract. On March 2, 2021, the foreign currency forward contract was settled for €95.6 million ($115.3 million). The Company recognized a $1.7 million loss from the change in fair value of the contract during the six months ended June 30, 2021. The loss on the contract settlement was recorded as other expense on the condensed consolidated statement of operations and the cash settlement is included in investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2021.

During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4-year vesting period and upon a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the cash settled award was $4.4 million as of June 30, 2021 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 (in thousands):

Level 3 Liabilities
Balance at January 1, 2021	$1,668
Vested portion of liability classified equity award	258
Change in fair value measurement	199
Balance at March 31, 2021	$2,125
Vested portion of liability classified equity award	283
Change in fair value measurement	(68)
Balance at June 30, 2021	$2,340

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption. There were no changes to the condensed consolidated financial statements as of January 1, 2021 as a result of the adoption.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and provides clarification surrounding certain optional expedients and exceptions for contract modifications and hedge accounting that apply to contracts affected by the discounting transition. Under ASU 2021-01, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The guidance also amends the expedients and exceptions in Topic 848 to tailor the existing guidance towards derivative instruments impacted by the discounting transition. The amendments in ASU 2021-01 are effective immediately for all entities and entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021. There has been no effect to the condensed consolidated financial statements to date as a result of the adoption.

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) that remain equity classified after a modification or exchange and provides guidance that clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its consolidated financial statements and related disclosures.

3. Business Combination

The Company recognizes assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition.

On December 16, 2020, the Company entered into the Tender Offer Agreement with EOS, pursuant to which the Company agreed to commence a public tender offer (the “Offer”) to purchase all of the issued and outstanding ordinary shares, nominal value €0.01 per share (collectively, the “EOS Shares”) for a cash offer of €2.45 per EOS Share, and outstanding convertible bonds of EOS (“OCEANEs”) for a cash offer of €7.01 per OCEANE, which included accrued but unpaid interest. On May 13, 2021 (the “Initial Offer Period”), the Company substantially completed the Offer, pursuant to which the Company purchased 59% of the issued and outstanding EOS Shares and 53% of the OCEANEs for $66.5 million in cash pursuant to the Offer. In addition, prior to the closing of the Initial Offer Period, the Company had also acquired 30% of the issued and outstanding EOS Shares and 4% of the OCEANEs on the open market for $25.0 million in cash. After the completion of the Initial Offer Period, the Company held a controlling financial interest in EOS representing 89% of issued and outstanding EOS Shares and 57% of OCEANEs, equal to approximately 80% of the capital and voting rights of EOS on a fully diluted basis.  The Offer was reopened on May 17, 2021 to purchase the remaining EOS Shares for $8.5 million, ultimately resulting in the acquisition of 100% of EOS Shares and 57% of the OCEANEs as of June 2, 2021. As of June 2, 2021, the total cash paid to acquire 100% of the EOS Shares and 57% of the OCEANEs was $100.0 million.

EOS, which now operates as a wholly owned subsidiary of the Company, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. The Company plans to integrate this technology into its procedural approach to spine surgery in order to better inform and better achieve spinal alignment objectives in surgery.

The Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the outcome of the valuation, certain assumptions and findings that were in place at the date of acquisition may result in changes in the purchase price allocation. The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values were as follows:

(in thousands)	As of May 13, 2021
Cash paid for purchase of EOS Shares in Initial Offer Period	$46,908
Cash paid for purchase of OCEANEs in Initial Offer Period	19,620
Total cash paid in Initial Offer Period	66,528
Fair value of investment in EOS Shares held before the Initial Offer Period	23,549
Fair value of investment in OCEANEs held before the Initial Offer Period	1,477
Total fair value of investment in EOS held before the Initial Offer Period	25,026
Fair value of noncontrolling interest acquired subsequent to Initial Offer Period	8,454
$100,008

Cash and cash equivalents	$16,778
Accounts receivable	9,083
Inventory	26,531
Other current assets	4,422
Property, plant and equipment, net	1,650
Right-of-use asset	4,341
Goodwill	31,822
Definite-lived intangible assets:
Developed technology	56,000
Customer relationships	9,500
Trade names	6,000
Other noncurrent assets	395
Contract liabilities	21,196
Long-term debt	15,297
Other liabilities assumed	30,021
Total identifiable net assets	$100,008

The cash paid for the purchase of EOS exceeded the fair value of the net tangible and identifiable intangible assets acquired as part of the acquisition. As a result, the Company recorded goodwill in connection with the acquisition. Goodwill primarily consists of expected revenue synergies resulting from the combination of product portfolios and cost synergies related to elimination of redundant facilities and functions associated with the combined entity. Goodwill recognized in this transaction is not deductible for tax purposes. The intangible assets acquired will be amortized on a straight-line basis over useful lives of ten years, seven years and ten years for technology-based, customer-related, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable in the market.

Acquisition costs of $4.8 million and $5.8 million were recognized during the three and six months ended June 30, 2021, respectively, as transaction-related expenses on the condensed consolidated statements of operations as incurred. The Company’s results of operations for the three and six months ended June 30, 2021 included the operating results of EOS since the date of acquisition, of $6.1 million of revenue and net loss of $7.2 million in the condensed consolidated statement of operations.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2021 and 2020, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, including $3.1 million in amortization charges for acquired intangible assets, a $2.0 million adjustment related to the increased fair value of acquired inventory and $14.1 million in acquisition related expenses. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Total revenue	$64,077	$36,314	$115,064	$70,525
Net loss	(40,016)	(20,711)	(61,215)	(58,726)
Net loss per share, basic and diluted	$(0.41)	$(0.33)	$(0.66)	$(0.93)

4. Select Condensed Consolidated Balance Sheets Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$34,064	$23,887
Allowance for doubtful accounts	(321)	(360)
Accounts receivable, net	$33,743	$23,527

Inventories, net

Inventories, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$10,439	$6,064
Work-in-process	2,333	1,982
Finished goods	107,360	67,892
	120,132	75,938
Less reserve for excess and obsolete finished goods	(33,417)	(29,937)
Inventories, net	$86,715	$46,001

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	June 30, 2021	December 31, 2020
Surgical instruments	4	$106,472	$76,669
Machinery and equipment	7	9,757	6,562
Computer equipment	3	4,060	4,206
Office furniture and equipment	5	3,219	1,380
Leasehold improvements	various	688	1,761
Construction in progress	n/a	1,535	2,738
		125,731	93,316
Less accumulated depreciation and amortization		(59,680)	(56,646)
Property and equipment, net		$66,051	$36,670

Total depreciation expense was $5.0 million and $8.4 million for the three and six months ended June 30, 2021, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2020, respectively. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	June 30, 2021	December 31, 2020
Developed product technology	10	$90,445	$35,376
License agreements	1	5,536	5,536
Trademarks and trade names	9	6,692	792
Customer-related	5	16,800	7,458
Distribution network	2	4,027	4,027
In process research and development	7	1,128	1,278
Total gross amount		$124,628	$54,467
Less accumulated amortization		(31,647)	(29,747)
Intangible assets, net		$92,981	$24,720

During the six months ended June 30, 2021, in connection with the Company’s acquisition of EOS, as further described in Note 3, the Company recorded additions to definite-lived intangible assets and goodwill in the amount of $71.5 million and $31.8 million, respectively. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of ten years for product technology, nine years for trade name related intangible assets, and five years for customer-related intangible assets.

Total amortization expense attributed to intangible assets was $1.5 million and $1.9 million for the three and six months ended June 30, 2021, respectively. The Company recognized a $0.2 million impairment loss related to certain intellectual property within sales, general and administrative expense on its condensed consolidated statement of operations for the six months ended June 30, 2021. In process research and development intangibles begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets as of June 30, 2021 is as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$5,330
2022	9,550
2023	9,550
2024	9,447
2025	8,862
Thereafter	50,242
$92,981

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Commissions and sales milestones	$11,477	$7,038
Payroll and payroll related	13,764	13,552
Litigation settlement obligation - short-term portion	4,000	4,000
Professional fees	2,971	3,551
Royalties	3,406	2,293
Interest	109	619
Administration fees	1,408	442
Accrued manufacturing expense	1,094	—
Other	5,226	3,769
Total accrued expenses	$43,455	$35,264

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Litigation settlement obligation - long-term portion	$5,795	$7,634
Tax liabilities	3,345	373
Royalties	2,655	1,678
Other	3,348	1,703
Other long-term liabilities	$15,143	$11,388

5. Discontinued Operations

In connection with the sale of the previous international distribution business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplies to Globus certain of its implants and instruments, previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified the Company that it would exercise the option to extend the agreement for the second additional twelve-month period through August 2021, at which time the Company expects that the Supply Agreement will expire and revenue from Globus will discontinue. In accordance with authoritative guidance, sales to Globus are reported under continuing operations as the Company has continuing involvement under the Supply Agreement. The Company recorded $0.4 million and $0.8 million and in revenue from the Supply Agreement in continuing operations for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.9 million in cost of revenue from the Supply Agreement in continuing operations for the three and six months ended June 30, 2021, respectively. The Company recorded $0.8 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three months ended June 30, 2020 and $1.8 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the six months ended June 30, 2020.

6. Debt

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

Squadron Medical Credit Agreement

On November 6, 2018, the Company entered into a term loan with Squadron Medical Finance Solutions, LLC (“Squadron Medical”), a provider of debt financing to growing companies in the orthopedic industry. The term loan was subsequently amended on March 27, 2019, May 29, 2020 and December 16, 2020 to expand the availability of additional term loans, extend the maturity, remove all financial covenant requirements and, in the December 16, 2020 amendment, incorporate a debt exchange. In conjunction with the term loan amendment on December 16, 2020, the Company entered into a debt exchange agreement whereby the Company exchanged $30.0 million of the Company’s outstanding debt obligations pursuant to the term loan dated as of November 6, 2018, as amended, for the issuance of 2,700,270 shares of the Company’s Common Stock to Squadron Capital LLC and a participant lender, based on a price of $11.11 per share. The debt exchange resulted in additional debt issuance costs of $3.8 million, calculated as the difference between the Company’s stock price on the date of issuance and the issuance price. The total principal outstanding under the term loan as of June 30, 2021 was $45.0 million, with an additional $40.0 million in available borrowings.

The term loan bears interest at LIBOR plus 8.0% per annum, subject to a 9.0% floor and 12.0% ceiling. Interest-only payments are due monthly until December 2023 and joined by $1.0 million monthly principal payments beginning December 2023. Any remaining principal amounts of the term loan will be due on June 30, 2026. In addition to paying interest on outstanding principal on the term loan, the Company will pay a commitment fee at a rate of 1.0% per annum to Squadron Medical in respect of the available borrowings under the term loan. As collateral for the term loan, Squadron Medical has a first lien security interest in all of the Company’s assets.

In connection with the initial 2018 financing, the Company issued warrants to Squadron Medical and a participant lender to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. In conjunction with the first draw under the first amendment of the term loan in 2019, the Company issued warrants to Squadron Medical and the participant lender to purchase an additional 4,838,710 shares of the Company’s common stock at an exercise price of $2.17 per share. In connection with the second amendment of the term loan in May 2020, the Company issued warrants to Squadron Medical and the participant lender to purchase an additional 1,075,820 shares of the Company’s common stock at an exercise price of $4.88 per share. All of the warrants are exercisable immediately and were amended to have the same maturity date in May 2027. Total warrants outstanding to Squadron Medical and the participant lender are 6,759,530 as of June 30, 2021. At issuance, the warrants were valued utilizing the Monte-Carlo simulation model as described further in Note 11 and are recorded as a debt discount.

The Company accounted for the March 27, 2019, May 29, 2020, and December 16, 2020 amendments of the term loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method. The Company determined that the $30.0 million pre-payment associated with the December 16, 2020 amendment should be accounted for as a partial extinguishment of the November 6, 2018 term loan, as amended. As a result of the partial extinguishment the Company elected as an accounting policy, and in accordance with authoritative guidance set forth by ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time the financing was partially settled in accordance with the terms of the term loan dated November 6, 2018, as amended. The unamortized debt issuance costs are allocated between the remaining original term loan balance and the portion of the term loan paid down on a pro-rata basis. At the time of prepayment, the Company recorded a loss on extinguishment of $6.1 million and capitalized $3.8 million in non-cash debt issuance closing costs.

As of June 30, 2021, the debt is recorded at its carrying value of $33.1 million, net of issuance costs of $11.9 million, including all amounts that were paid to third parties to secure the debt and the fair value of the warrants issued. The total debt discount will be amortized into interest expense through the maturity of the debt utilizing the effective interest rate method.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application. The Company submitted its application for forgiveness of the loan in November 2020, which was still under review by the SBA as of June 30, 2021. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of the loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Although the Company has applied for loan forgiveness as afforded by the PPP, no assurance can be provided that such loan forgiveness will be granted in whole or in part. As of June 30, 2021, $4.3 million of the PPP Loan was recorded as short-term debt on the Company’s condensed consolidated balance sheet.

Inventory Financing

In November 2018, the Company entered into an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company was originally permitted to draw up to $3.0 million for the purchase of inventory. In November 2020 and May 2021, the Company amended the Inventory Financing Agreement with the supplier to increase the available draw to $6.0 million and then to the current availability of $9.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8.0% subject to a 9.0% floor and 12.0% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. The outstanding obligation under the Inventory Financing Agreement as of June 30, 2021 was $7.5 million.

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANE convertible bonds due May 2023 for aggregate gross proceeds of €29.5 million or $34.3 million. The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense since the date of the EOS acquisition was $0.1 million for the three and six months ended June 30, 2021.

The OCEANEs are convertible by their holders into new EOS Shares or exchangeable for existing EOS Shares, at the Company’s option, at an initial conversion rate of one share per OCEANE, and the initial conversion rate is subject to customary anti-dilution adjustments. The OCEANEs are convertible at any time until the seventh business day prior to maturity or seventh business day prior to an earlier redemption of the OCEANE. If the number of shares calculated is not a whole number, the holder may request allocation of either the whole number of shares immediately below the number, and receive an amount in cash equal to the remaining fractional share value, or the whole number of shares immediately above the number, and pay an amount in cash equal to the remaining fractional share value. Holders of the OCEANEs have the option to convert all or any portion of such OCEANEs, regardless of any conditions, at any time until the close of seventh business day immediately preceding the maturity date. EOS has a right to redeem all of the OCEANEs at its option any time after June 20, 2021 at a cash redemption price equal to the par value of the OCEANEs plus accrued and unpaid interest if the product of the volume-weighted-average price of the shares and the conversion ratio as specified in the agreement in effect on each trading day exceeds 150% of the par value of each OCEANE on each of at least twenty consecutive trading days during any forty consecutive trading days, if EOS redeems the OCEANEs when the number of OCEANEs outstanding is 15% or less of the number of OCEANEs originally issued, or the occurrence of a tender or exchange offer. OCEANE holders can redeem the notes upon the occurrence of an event of default or upon the occurrence of a change of control

If EOS undergoes a merger or demerger, the OCEANEs will be convertible into shares of the merged or new company or the beneficiary of such demerger. On May 13, 2021, EOS was acquired by the Company via a tender offer. The Company owned 100% of EOS and 57% of the OCEANEs as of June 30, 2021.

Although the acquisition of EOS constituted a change of control, the holders of the OCEANEs did not redeem or convert the OCEANEs. Therefore, the Company continued to classify the OCEANEs as long-term debt on its condensed consolidated balance sheet as of June 30, 2021.

The carrying value of the outstanding OCEANEs of $15.1 million (or €12.6 million) approximated the fair value as of June 30, 2021.

Other Debt Agreements

In January and April 2021, prior to the acquisition, EOS obtained two loan agreements under French state sponsored COVID relief initiatives (PGE – pret garanti par l’etat). Each loan contains a 12-month term , and 90% of the principal balance of each loan is state guaranteed. The cost of the state guaranty is 0.25% of the loan amount, and the loan carries an interest-free rate from the commercial banks (€3,266,667) and a 1.75% interest from the lender (€1,450,000). The loan capital and loan guaranty costs are payable in full at the end of the 12-month term or the loan may be extended up to 5 additional years.  If the Company choses to extend the debt, the election must be made by the Company between month 8 and month 11. The extension will carry an interest rate at the banks’ refinancing cost, to be applied from year 2 to year 6 and an increased state guaranty cost (50 to 200 bps, as per a scale with company size and extension year). The Company has recorded the debt as short-term debt on the Company’s condensed consolidated balance sheet. The outstanding obligation under each loan as of June 30, 2021 is $0.5 million and $5.1 million (€0.4 million and €4.3 million).

Reference Rate Reform

In July 2017, the U.K.’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration (the “IBA”), with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. The Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.

The Company is evaluating the potential impact of the replacement of the LIBOR benchmark interest rate including risk management, internal operational readiness and monitoring the FASB’s standard-setting process to address financial reporting issues that might arise in connection with the transition from LIBOR to a new benchmark rate.

Principal payments remaining on the Company's debt are as follows as of June 30, 2021 (in thousands):

Remainder of 2021	$3,184
2022	7,816
2023	23,652
2024	12,018
2025	12,000
Thereafter	20,000
Total	78,670
Less: unamortized debt discount and debt issuance costs	(11,893)
Total	66,777
Less: short-term debt	(10,988)
Long-term debt	$55,789

7. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. The Company recognizes right-of-use assets (“ROU assets”) and lease liabilities for office buildings and certain equipment with lease terms of 1 year to 10 years, some of which include options to extend and/or terminate the leases. Any short-term leases defined as twelve months or less or month-to-month leases were excluded and continue to be expensed each month. Total costs associated with these short-term leases is immaterial to all periods presented.

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and six months ended June 30, 2021 were immaterial. The Company had an immaterial amount of financing leases as of June 30, 2021.

Operating Lease

The Company occupies approximately 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. On December 4, 2019, the Company entered into a new 10-year operating lease that commenced on February 1, 2021 and will terminate on January 31, 2031, subject to two sixty-month options to renew which were not reasonably certain to be exercised. The Company recognized a $21.1 million ROU asset and $21.5 million lease liability on the condensed consolidated balance sheet upon taking control of the premises on the lease commencement date. Base rent under the building lease for the first twelve months of the term will be $0.2 million per month subject to full abatement during months two through ten, and thereafter will increase annually by 3.0% throughout the remainder of the lease.

On April 9, 2021, the Company entered into a new 7-year operating lease agreement for a new distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the new lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six-month options to renew which were not reasonably certain to be exercised. The Company recognized a $1.7 million ROU asset and lease liability upon taking control of the premises on the lease commencement date. The Company is expected to occupy a proportionate share of the building upon commencement of the lease on May 1, 2021 and is expected to occupy 100% of the premises beginning in November 2022. Base rent under the new building lease will be commensurate with the Company’s proportionate share of occupancy of the new building and will increase annually by 3.0% throughout the remainder of the lease.

Future minimum annual lease payments under such leases are as follows as of June 30, 2021 (in thousands):

Remainder of 2021	$857
2022	4,340
2023	4,546
2024	4,583
2025	4,617
Thereafter	22,614
Total undiscounted lease payments	41,557
Less: imputed interest	(13,367)
Operating lease liability	28,190
Less: current portion of operating lease liability	(2,777)
Operating lease liability, less current portion	$25,413

The Company’s weighted-average remaining lease term and weighted-average discount rate as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	9.04	0.7
Weighted-average discount rate	8.5%	10.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent expense	$1,119	$331	$2,202	$658
Cash paid for amounts included in measurement of lease liabilities	$495	$372	$875	$741

Purchase Commitments

The Company entered into a distribution agreement with a third-party provider in January 2020 in which the Company is obligated to certain minimum purchase requirements related to inventory and equipment leases. As of June 30, 2021, the minimum purchase commitment required by the Company under the agreement was $1.8 million to be paid over a three-year period. The Company recognized an ROU asset in the amount of $0.5 million related to the leased assets within the agreement which is being amortized into rent expense through the lease term. The Company recognized $0.1 million and $0.2 million of rent expense pertaining to these assets for the three and six months ended June 30, 2021, respectively, and did not recognize any rent expense pertaining to these assets for the three and six months ended June 30, 2020. The ROU asset related to the leased assets within the agreement on the Company’s condensed consolidated balance sheet was $0.4 million as of June 30, 2021.

With the acquisition of EOS, the company assumed its inventory purchase commitment agreement with a third-party supplier. EOS is obligated to certain minimum purchase commitment requirements through December 2025. As of June 30, 2021, the remaining minimum purchase commitment required by EOS under the agreement was $28.8 million.

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

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents. In July 2019, PTAB instituted Inter Partes Review of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020. In July 2020, the PTAB ruled that all challenged claims of the ‘156 Patent were valid (not unpatentable) and ruled that several challenged claims of the ‘334 Patent were invalid, while finding that other challenged claims of the ‘334 Patent valid. NuVasive and the Company have both appealed the PTAB’s written decision on the matter. The Company filed its Principal Brief on February 8, 2021. NuVasive filed its Principal Brief on April 21, 2021.  The appeals are currently pending before the U.S. Court of Appeals for the Federal Circuit.

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

In November 2020, NuVasive filed a Motion to Strike the Company’s Invalidity Contentions concerning the ’156 and ’334 Implant Patents.  In April 2021, the Court denied NuVasive’s motion.

In January 2021, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’156 and ’334 Implant Patents and the Company filed a Motion for Summary Judgment of invalidity of those same patents. These motions were argued to the Court on June 29, 2021 and are now pending before the Court. Trial has been set to begin December 6, 2021.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of June 30, 2021, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or are calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying condensed consolidated statements of operations as a component of cost of revenue. As of June 30, 2021, the Company is obligated to pay guaranteed minimum royalty payments under these agreements of approximately $3.4 million through 2026 and beyond.

8. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million settlement amount. In October 2020, HealthpointCapital began its $5.0 million contribution, which will be in the form of five quarterly payments of varying amounts. The remaining $1.8 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital are recorded as a reduction to stockholder’s equity. See Note 13 for further information.

As of June 30, 2021, the Company has made installment payments in the aggregate of $47.2 million, with a remaining outstanding balance of $10.6 million (including interest). The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the amounts due accrues interest at the rate of 7% per year until the balance is paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No additional interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	June 30, 2021	December 31, 2020
Litigation settlement obligation - short-term portion	$4,000	$4,000
Litigation settlement obligation - long-term portion	5,795	7,634
Total	9,795	11,634
Future interest	838	1,199
Total settlement obligation, gross	10,633	12,833
Related party receivable - included in stockholders' equity	(1,800)	(4,000)
Total settlement obligation, net	$8,833	$8,833

9. Business Segment and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”) as well as the lack of available discrete financial information at a level lower than the consolidated level. The Company shares common, centralized support functions which report directly to the CODM and decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis.

Net revenue and property, plant and equipment, net, by geographic region were as follows:

	Revenue				Property and equipment, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2021	2020	2021	2020	2021	2020
United States	$59,294	$28,834	$103,010	$57,904	$64,729	$36,670
International	2,955	795	3,360	1,840	1,322	—
Total	$62,249	$29,629	$106,370	$59,744	$66,051	$36,670

10. Net Loss Per Share

Basic net loss per share is calculated by dividing the net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss, basic and diluted	$(38,205)	$(15,805)	$(61,108)	$(36,527)
Denominator:
Weighted-average common shares outstanding, basic and diluted	98,541	63,713	92,912	63,140
Net loss per share, basic and diluted:	$(0.39)	$(0.25)	$(0.66)	$(0.58)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of June 30,
	2021	2020
Series A Convertible Preferred Stock	29	67
Options to purchase common stock and employee stock purchase plan	3,659	4,167
Unvested restricted share awards	8,678	8,345
Warrants to purchase common stock	20,525	25,401
Total	32,891	37,980

11. Stock-Benefit Plans and Equity Transactions

Stock Benefit Plans

On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan (the “2016 Equity Plan”), which increased the amount of shares of common stock available for issuance under the 2016 Equity Plan by 7,000,000 shares. At June 30, 2021, 3,827,639 shares of common stock were available for issuance under the 2016 Equity Incentive Award Plan.

In 2007, the Company adopted the Alphatec Holdings, Inc. 2007 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which first was amended in May 2017. On June 16, 2021, the Company’s shareholders approved a second amendment to the ESPP which increased the amount of shares of common stock available for purchase under the ESPP by 500,000 shares. At June 30, 2021, 662,036 shares of common stock were available for purchase under the ESPP.

Stock-Based Compensation

Total stock-based compensation for the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenues	$235	$128	$330	$235
Research and development	664	563	1,162	954
Sales, general and administrative	10,597	3,884	14,478	6,954
Total	$11,496	$4,575	$15,970	$8,143

Shares Reserved for Future Issuance

As of June 30, 2021, the Company’s shares of common stock reserved for future issuance were as follows (in thousands):

Stock options outstanding	3,616
Unvested restricted stock award	8,678
Employee stock purchase plan	662
Series A convertible preferred stock	29
Warrants outstanding	20,525
Authorized for future grant under the Distributor and Development Services plans	952
Authorized for future grant under the Management Objective Strategic Incentive Plan	345
Authorized for future grant under the Company equity plans	4,496
Total	39,303

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable by cash exercise only. During the three and six months ended June 30, 2021, there were 375,000 and 520,000 2017 PIPE Warrant exercises for total cash proceeds of $0.8 million and $1.0 million, respectively. During the three months ended June 30, 2020, there were no 2017 PIPE Warrant exercises and during the six months ended June 30, 2020 there were 125,000 2017 PIPE Warrant exercises for total cash proceeds of $0.3 million. As of June 30, 2021, 2,587,000 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three and six months ended June 30, 2021, there were 693,335 and 2,841,116 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $1.0 million and $1.3 million, respectively. During the three months ended June 30, 2020, there were no 2018 PIPE warrant exercises and during the six months June 30, 2020 there were 2,059,524 2018 PIPE warrant exercises for total cash proceeds of $0.9 million. As of June 30, 2021, 8,538,569 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

In conjunction with the Company’s 2018 acquisition of SafeOp, the Company issued warrants to purchase 2,200,000 shares of common stock at an exercise price of $3.50 per share, which have a five-year life and are exercisable by cash or cashless exercise. There were no exercises during the three months ended June 30, 2021. During the six months ended June 30, 2021 there were 969,932 SafeOp Surgical Merger Warrant exercises for total cash proceeds of $0.1 million. During the three and six months ended June 30, 2020, there were no SafeOp Surgical Merger Warrant exercises during either period. As of June 30, 2021, 1,194,943 SafeOp Surgical Merger Warrants remained outstanding.

Squadron Medical Warrants

As further described in Note 6, during the year ended December 31, 2018, in connection with the initial debt financing with Squadron Medical and a participant lender, the Company issued warrants to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,838,710 warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,075,820 warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron Medical debt for total warrants outstanding to Squadron Medical and the participant lender of 6,759,530. In conjunction with the second amendment, the expiration dates for all existing warrants were extended to May 29, 2027 in order to align all outstanding warrant expiration dates. In accordance with authoritative accounting guidance, the warrants qualified for equity treatment upon issuance and were recorded as a debt discount to the face of the debt liability based on fair value to be amortized into interest expense over the life of the debt agreement. The fair value assigned to the warrant amendment was also allocated as a debt issuance cost and amortized into interest expense. As the warrants provide for partial price protection that allow for a reduction in the price in the event of a lower per share priced issuance, the warrants were valued utilizing a Monte Carlo simulation that considers the probabilities of future financings. The Monte Carlo model simulates the present value of the potential outcomes of future stock prices of the Company over the seven-year life of the warrants. The projection of stock prices is based on the risk-free rate of return and the volatility of the stock price of the Company and correlates future equity raises based on the probabilities provided. No Squadron Medical Warrants have been exercised as of June 30, 2021.

Executive Warrants

In December 2017 the Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer, to purchase 1,327,434 shares of the Company’s common stock for $5.00 per share (the “Executive Warrants”). The warrants have a five-year term and are exercisable by cash or cashless exercise. The warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017 as the warrants were immediately vested upon issuance. No Executive Warrants have been exercised as of June 30, 2021.

A summary of all outstanding warrants for common stock as of June 30, 2021 were as follows:

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants	2,587,000	$2.00	June 2022
2018 PIPE Warrants	8,538,569	$3.50	May 2023
SafeOp Surgical Merger Warrants	1,194,943	$3.50	May 2023
2018 Squadron Medical Warrants	845,000	$3.15	May 2027
2019 Squadron Medical Warrants	4,838,710	$2.17	May 2027
2020 Squadron Medical Warrants	1,075,820	$4.88	May 2027
Executive Warrants	1,327,434	$5.00	December 2022
Other(1)	117,812	$2.87	Various through May 2023
Total	20,525,288
(1)	Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

2017 Distributor Inducement Plan and 2017 Development Services Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to third-party distributors whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to a distributor shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of June 30, 2021, 575,000 warrants and 284,500 shares of restricted common stock have been granted under the 2017 Distributor Inducement Plan. As of June 30, 2021, 195,000 warrants and 84,500 restricted stock units have been earned or issued under the plan. Warrants granted under the plan as of June 30, 2021 were not yet subject to expiration related to any time or sales-based vesting conditions.

Under the 2017 Development Services Plan, the Company is authorized to grant up to 7,000,000 shares of common stock to third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the election of the developer. Each common stock issuance is subject to net sales-based and other vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements pursuant to which the Company has granted 6,709,000 shares of restricted common stock under the 2017 Development Services Plan, subject to achievement of the performance criteria and vesting conditions set forth in such Development Services Agreements. As of June 30, 2021, none of the grants were deemed probable of equity election.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of June 30, 2021, 130,000 restricted shares and a warrant to purchase up to 25,000 restricted common stock shares have been granted under the 2019 Management Objective Strategic Incentive Plan.

12. Income Taxes

To calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate, adjusted for discrete items arising in that quarter, and applies that rate to its ordinary quarterly earnings. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent and temporary differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

The Company’s effective tax rate from continuing operations was (.11%) percent and (.12%) percent for the three and six months ended June 30, 2021, respectively, and (.38%) percent and (.27%) percent for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

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

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company as of June 30, 2021. The remaining $1.8 million receivable from HealthpointCapital, LLC continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital will be recorded as a reduction to stockholder’s equity.

In November 2018, the Company entered into a Term Loan and Financing agreement with affiliates of Squadron Capital, LLC. The Term Loan was amended in March 2019, May 2020 and December 2020, as further described in Note 6. Squadron Capital, LLC was a lead investor in the private placement of shares of the Company’s common stock that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors.

Included on the condensed consolidated balance sheet as of June 30, 2021 is a $1.1 million officer receivable for settlement of a tax liability related to the vesting of restricted common stock. A corresponding liability for the same amount is also included within accrued expenses on the condensed consolidated balance sheet.

14. Subsequent Event

In July 2021, the Company received confirmation from the SBA that the entire PPP Loan was forgiven. See Note 6 for further information on the PPP Loan.

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

We market and sell our products through a network of independent distributors and direct sales representatives. An objective of our leadership team is to deliver increasingly consistent, predictable growth. To accomplish this, we have partnered more closely with new and existing distributors to create a more dedicated and loyal sales channel for the future. We have added, and intend to continue to add, new high-quality exclusive and dedicated distributors to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the U.S., as well as better penetrate existing accounts and territories.

Recent Developments

Acquisition of EOS

On May 13, 2021, we acquired a controlling interest in EOS imaging S.A. (“EOS”), pursuant to the Tender Offer Agreement (the “Tender Offer Agreement”) we entered on December 16, 2020, and we subsequently purchased the remaining issued and outstanding ordinary shares for a 100% interest in EOS. EOS, which now operates as our wholly owned subsidiary, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. We plan to integrate this technology into our procedural approach to spine surgery in order to better inform and better achieve spinal alignment objectives in surgery.

COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic, we have seen volatility in sales trends since elective surgeries that use our products have been impacted to varying degrees, particularly more during the earlier phases of the pandemic. Since the earlier phases of the pandemic, demand has since recovered to varying degrees as local conditions have improved and some geographies have re-opened following the development and administration of a vaccine to the general public, therefore allowing surgeons to resume surgeries.

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

Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of spinal surgery implants used in the treatment of spine disorders as well as the sale of medical imaging equipment which is used for surgical planning and post-operative assessment. Spinal implant products include pedicle screws and complementary implants, interbody devices, plates, and tissue-based materials. Medical imaging equipment includes our EOS full-body and weight-bearing x-ray imaging devices, and related services. Our revenue is generated by our direct sales force and independent distributors. Our products are requested directly by surgeons and shipped and billed to hospitals and surgical centers.  Currently, most of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may defer revenue until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not certain.

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

Transaction-related expenses. Transaction-related expenses are certain costs incurred related primarily to the acquisition of EOS.

Restructuring. Restructuring expenses are costs incurred related primarily to severance, social plan benefits and related taxes in connection with cost rationalization efforts, as well as costs associated with the opening of our Memphis distribution center and closing costs related to our old headquarters office in Carlsbad, California.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, management believes there have been no material changes during the three months ended June 30, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Revenue:
Revenue from products and services	$61,885	$28,834	$33,051	115%	$105,601	$57,904	$47,697	82%
Revenue from international supply agreement	364	795	(431)	(54%)	769	1,840	(1,071)	(58%)
Total revenue	62,249	29,629	32,620	110%	106,370	59,744	46,626	78%
Cost of revenue	21,184	8,787	12,397	141%	33,447	17,871	15,576	87%
Gross profit	41,065	20,842	20,223	97%	72,923	41,873	31,050	74%
Operating expenses:
Research and development	7,839	4,237	3,602	85%	13,640	8,406	5,234	62%
Sales, general and administrative	60,659	26,468	34,191	129%	101,085	54,051	47,034	87%
Litigation-related expenses	1,167	1,304	(137)	(11%)	4,502	3,947	555	14%
Amortization of acquired intangible assets	1,208	172	1,036	602%	1,380	344	1,036	301%
Transaction-related expenses	4,771	(181)	4,952	(2736%)	5,783	4,091	1,692	41%
Restructuring costs	1,173	—	1,173	100%	1,331	—	1,331	100%
Total operating expenses	76,817	32,000	44,817	140%	127,721	70,839	56,882	80%
Operating loss	(35,752)	(11,158)	(24,594)	220%	(54,798)	(28,966)	(25,832)	89%
Interest and other expense, net:
Interest expense, net	(2,394)	(3,032)	638	(21%)	(4,332)	(5,906)	1,574	(27%)
Other expenses	(16)	(1,555)	1,539	(99%)	(1,905)	(1,555)	(350)	23%
Total interest and other expense, net	(2,410)	(4,587)	2,177	(47%)	(6,237)	(7,461)	1,224	(16%)
Loss before taxes	(38,162)	(15,745)	(22,417)	142%	(61,035)	(36,427)	(24,608)	68%
Income tax provision	43	60	(17)	(28%)	73	100	(27)	(27%)
Net loss	$(38,205)	$(15,805)	$(22,400)	142%	$(61,108)	$(36,527)	$(24,581)	67%

Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

Total revenue. Revenue associated with our acquisition of EOS accounted for approximately 21% and 10% of the increase in total revenue for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Product volume for our business, excluding the EOS acquisition, increased our revenue by approximately 89% and 68% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to the continued expansion of our new product portfolio, increases in our surgeon user base, and progress related to the transformation of our sales network.

Revenue from international supply agreement, which is attributed to sales to Globus under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, decreased by $0.4 million, or 54%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and decreased by $1.1 million, or 58%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decreases in revenue from the international supply agreement during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily due to a reduction in sales volume and orders from Globus. As part of the supply agreement, Globus had the option to extend the term for up to two additional twelve-month periods subject to Globus meeting specified purchase requirements. During the second quarter of 2020, Globus notified us that it would exercise the option to extend the agreement for the second additional twelve-month period through August 2021, at which time the supply agreement will expire and revenue from Globus will discontinue.

Total cost of revenue. Total Cost of revenue, excluding EOS, increased by $6.8 million, or 77%, and by $10.0 million, or 56% during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively. The increases are primarily due to increased product volume. Inventory expense associated with the purchase accounting of EOS accounted for approximately 20% and 10% of the total increases for the three and six months ended June 30, 2021, respectively. Cost of revenue associated with EOS operations accounted for approximately 44% and 21% of the increase for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively.

Cost of revenue from the international supply agreement decreased by $0.4 million, or 55% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and decreased by $0.9 million, or 50% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decreases in cost of revenue from the international supply agreement during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due to a reduction in sales volume and related costs under the international supply agreement with Globus.

Research and development expenses. The increases during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due to personnel and new project costs. Research and development expense associated with EOS accounted for approximately 18% and 9% of the total increase for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively.

Sales, general and administrative expenses. Sales, general and administrative expenses, excluding EOS, increased by $31.6 million, or 119%, and by $44.5 million, or 82%, during the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, respectively. The increases during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business. Sales, general and administrative expenses associated with EOS accounted for approximately 10% and 5% of the total increases for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively.

Litigation expenses. Litigation expenses decreased by $0.1 million, or 11% during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and increased by $0.6 million, or 14% during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Litigation expense is primarily related to our ongoing litigation with NuVasive, Inc. and other legal activities.

Amortization of acquired intangible assets. Amortization of acquired intangible assets primarily includes amortization of intangibles acquired in the EOS acquisition.

Transaction-related expenses. The increases in transaction-related expenses for both the three and six months ended June 30, 2021 are primarily due to third-party advisory and legal fees related to our acquisition of EOS, which closed on May 13, 2021.

Restructuring costs. The increases in restructuring costs for both the three and six months ended June 30, 2021 are primarily due to severance, social plan benefits and related taxes in connection with cost rationalization efforts as well as costs associated with the opening of our Memphis distribution center and closing costs related to our old headquarters office.

Total interest and other expense, net. The decreases during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 were primarily due to lower interest expense related to lower outstanding debt balances, partially offset by foreign currency losses related to the forward contract settlement.

Income tax provision. Income tax provision for the three and six months ended June 30, 2021 was negligible and remained consistent compared to the three and six months ended June 30, 2020.

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

Cash was $76.6 million and $107.8 million at June 30, 2021 and December 31, 2020, respectively. The $31.2 million decrease in cash was primarily due to the open market purchase of outstanding EOS Shares and OCEANEs in connection with our acquisition of EOS and increased activity related to our inventory and instrument set builds, partially offset by the closing of the private placement on March 1, 2021, which generated proceeds of $131.8 million, net of offering costs.

Available borrowings under our Term Loan were $40.0 million at June 30, 2021 and December 31, 2020. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Squadron Credit Agreement, Paycheck Protection Loan and Other Debt and Commitments

We have an $85.0 million Term Loan with Squadron Medical which matures on June 30, 2026. The Term Loan bears interest at London Interbank Offered Rate (“LIBOR”) plus 8.0% per annum (subject to a 9.0% floor and 12.0% ceiling). Interest-only payments are due monthly until December 2023 and joined by $1.0 million monthly principal payments beginning December 2023. Any remaining principal amounts of the Term Loan will be due on June 30, 2026. In addition to paying interest on outstanding principal on the Term Loan, we will pay a commitment fee at a rate of 1.0% per annum to Squadron Medical in respect of the unutilized Term Loan. As collateral for the Term Loan, Squadron Medical has a first lien security interest in all of our assets. Our obligation outstanding under the Term Loan as of June 30, 2021 was $45.0 million.

On April 23, 2020, we received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). All or a portion of the PPP Loan may be forgiven by the SBA upon application. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period, beginning on the date of loan approval. We used all of the proceeds from the PPP Loan to retain employees and maintain payroll. We submitted our application for loan forgiveness in November 2020 and received confirmation from the SBA that the entire PPP Loan was forgiven in July 2021.

We entered into an Inventory Financing Agreement whereby we may draw up to $9.0 million for the purchase of inventory to accrue interest at a rate of LIBOR plus 8.0% and also includes a 9.0% floor and 12.0% ceiling. All principal will become due and payable upon maturity on November 6, 2023 and all interest will be paid monthly. Should we elect to prepay the Squadron Term Loan, all amounts due under the Inventory Financing Agreement will become mandatorily due. Our obligation outstanding under the Inventory Financing Agreement as of June 30, 2021 was $7.5 million.

We assumed $15.1 million (or €12.6 million) in OCEANEs debt with the acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semiannually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023.

We also assumed $5.6 million (or €4.7 million) in other debts with the acquisition of EOS that become due in the first quarter 2022.

As of June 30, 2021, we have made $47.2 million in Orthotec settlement payments and there remains an aggregate amount of $10.6 million in Orthotec settlement payments (including accrued and future interest) to be paid by us.

We entered into a distribution agreement with a third-party provider in January 2020 in which we are obligated to certain minimum purchase requirements related to inventory and equipment leases. As of June 30, 2021, the minimum purchase commitment required by us under the agreement was $1.8 million to be paid over a three-year period.

Our various debt agreements include several event of default provisions, such as payment default, insolvency conditions and a material adverse effect clause, which could cause interest to be charged at a rate which is up to five percentage points above the rate effective immediately before the event of default or result in our lenders’ rights to declare all outstanding obligations immediately due and payable We were in compliance with the covenants under the debt agreements at June 30, 2021.

Operating Activities

We used net cash of $35.1 million from operating activities for the six months ended June 30, 2021. During this period, net cash used in operating activities consisted primarily of cash used for inventory purchases and use of cash related to general working capital and settlement of operational payables and liabilities.

Investing Activities

We used cash of $124.8 million in investing activities for the six months ended June 30, 2021 which is primarily related to our acquisition of EOS, including the purchase of OCEANEs, the purchase of surgical instruments to support the commercial launch of new products, other investments, and the settlement of a forward contract.

Financing Activities

Financing activities provided $128.8 million of cash for the six months ended June 30, 2021, primarily related to proceeds from the closing of the Private Placement on March 1, 2021, partially offset by the net impact of cash paid in connection with exercises of common stock for net exercise tax withholdings and cash received for stock option and warrant exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of June 30, 2021 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2021 (remainder)	2022	2023	2024	2025	Thereafter
Inventory financing	$7,528	$—	$—	$7,528	$—	$—	$—
Squadron Medical Term Loan	45,000	—	—	1,000	12,000	12,000	20,000
Interest expense	19,806	3,541	4,799	4,737	3,522	2,416	791
Note payable	880	815	23	24	18	—	—
Finance lease obligations	503	94	195	158	56	—	—
Facility lease obligations (1)	41,593	864	4,358	4,557	4,583	4,617	22,614
Purchase commitments (2)	30,706	4,321	4,730	6,482	6,629	8,544	—
Litigation settlement obligations, gross (3)	10,633	1,800	4,400	4,400	33	—	—
Guaranteed minimum royalty obligations & milestones (4)	6,089	696	670	670	670	3,088	295
License agreement milestones (5)	2,150	550	1,090	390	40	40	40
OCEANEs	15,090	—	—	15,090	—	—	—
Other (6)	5,891	—	5,891	—	—	—	—
Total	$185,869	$12,681	$26,156	$45,036	$27,551	$30,705	$43,740

(1)	Includes our new headquarters building lease that commenced in February 2021.
(2)	Includes inventory purchase commitments with vendors, including commitments of $28.8 million assumed with our acquisition of EOS.
(3)

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

(4)	Commitments representing cash and equity related royalty payments and are subject to attaining certain sales and equity milestones.
(5)	Commitments representing payments in cash that are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved.
(6)	Commitments representing cash repayments of state sponsored COVID relief initiatives at EOS.

Real Property Leases

On April 9, 2021, we entered into a new 7-year operating lease agreement for a new distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the new lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six-month options to renew which were not reasonably certain to be exercised. We expect to occupy a proportionate share of the building upon commencement of the lease on May 1, 2021 and we are expected to occupy 100% of the premises beginning in November 2022. Base rent under the new building lease will be commensurate with our proportionate share of occupancy of the new building and will increase annually by 3.0% throughout the remainder of the lease.

On December 4, 2019, we entered into a new lease agreement, or New Building Lease, for a new headquarters location which consists of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the New Building Lease commenced on February 1, 2021 and is expected to terminate January 31, 2031, subject to two sixty-month options to renew. Base rent under the New Building Lease for the first twelve months of the term will be $0.2 million per month subject to full abatement during months two through ten, and thereafter will increase annually by 3.0% throughout the remainder of the lease.

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended June 30, 2021, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 5, 2021.

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

Our borrowings under our credit facilities expose us to market risk related to changes in interest rates. As of June 30, 2021, our outstanding floating rate indebtedness totaled $49.3 million. The primary base interest rate is the LIBOR rate. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease pre-tax income and cash flow by approximately $0.5 million.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three and six months ended June 30, 2021.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2021. Based on such evaluation, our management has concluded that as of June 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the timing of our acquisition of EOS, the internal control over financial reporting of the acquired company and its subsidiaries, including the portion of disclosure controls and procedures that related to internal control over financial reporting, was excluded from the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the period covered by this report. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

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

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021 except for those noted below:

The business combination combined two companies that previously operated as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices and operations. In addition, we have incurred transaction-related and restructuring costs in connection with the business combination and will continue to incur such costs in connection with our integration. These expenses could, particularly in the near term, reduce the cost synergies that we achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses following the completion of the business combination, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in us taking significant charges against earnings following the completion of the business combination, which could adversely affect our cash flows and operating results.

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the United States Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

10.1	Second Amendment to the Amended and Restated Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six months ended June 30, 2021 and 2020 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2021.

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

Date: August 3, 2021