Form 10-Q
period 2021-09-30
Alphatec Holdings, Inc.
filed 2021-11-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 99,293,042 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$223,868	$107,765
Accounts receivable, net	33,676	23,527
Inventories	92,509	46,001
Prepaid expenses and other current assets	7,109	5,439
Withholding tax receivable from Officer	—	1,076
Current assets of discontinued operations	—	352
Total current assets	357,162	184,160
Property and equipment, net	77,214	36,670
Right-of-use asset	26,647	1,177
Goodwill	44,335	13,897
Intangible assets, net	88,840	24,720
Other assets	3,910	541
Noncurrent assets of discontinued operations	—	58
Total assets	$598,108	$261,223
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,438	$17,599
Accrued expenses and other current liabilities	43,985	35,264
Contract liability	16,670	—
Short-term debt	6,119	4,167
Current portion of operating lease liability	3,859	885
Current liabilities of discontinued operations	—	397
Total current liabilities	100,071	58,312
Long-term debt	320,974	37,999
Operating lease liability, less current portion	24,951	41
Other long-term liabilities	16,752	11,388
Commitments and contingencies (Note 7)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2021 and December 31, 2020; 3,319 shares issued and outstanding at September 30, 2021 and December 31, 2020	23,603	23,603
Stockholders' equity:
Common stock, $0.0001 par value; 200,000 authorized; 99,190 shares issued and 99,101 shares outstanding at September 30, 2021; and 82,294 shares issued and 82,104 shares outstanding at December 31, 2020	10	8
Treasury stock, 1,808 shares at September 30, 2021 and 2 shares at December 31, 2020	(25,097)	(97)
Additional paid-in capital	883,296	770,764
Shareholder note receivable	(700)	(4,000)
Accumulated other comprehensive income	(3,614)	1,204
Accumulated deficit	(742,138)	(637,999)
Total stockholders’ equity	111,757	129,880
Total liabilities and stockholders’ equity	$598,108	$261,223

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Revenue from products and services	$62,735	$40,052	$168,336	$97,956
Revenue from international supply agreement	145	1,111	914	2,951
Total revenue	62,880	41,163	169,250	100,907
Cost of revenue	23,266	11,926	56,713	29,797
Gross profit	39,614	29,237	112,537	71,110
Operating expenses:
Research and development	9,391	4,984	23,031	13,390
Sales, general and administrative	61,494	35,380	162,578	89,431
Litigation-related expenses	1,209	1,560	5,711	5,507
Amortization of acquired intangible assets	2,012	172	3,392	516
Transaction-related expenses	373	2	6,156	4,093
Restructuring expenses	256	—	1,587	—
Total operating expenses	74,735	42,098	202,455	112,937
Operating loss	(35,121)	(12,861)	(89,918)	(41,827)
Interest and other expense, net:
Interest expense, net	(1,272)	(2,762)	(5,604)	(8,668)
Loss on debt extinguishment, net	(7,434)	—	(7,434)	(1,555)
Other income (expense), net	886	(6)	(1,020)	(6)
Total interest and other expense, net	(7,820)	(2,768)	(14,058)	(10,229)
Net loss before taxes	(42,941)	(15,629)	(103,976)	(52,056)
Income tax provision	90	40	163	140
Net loss	$(43,031)	$(15,669)	$(104,139)	$(52,196)

Net loss per share, basic and diluted	$(0.43)	$(0.24)	$(1.09)	$(0.82)
Weighted average shares outstanding, basic and diluted	99,571	64,761	95,204	63,669

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(43,031)	$(15,669)	$(104,139)	$(52,196)
Foreign currency translation adjustments	(3,463)	18	(4,818)	93
Comprehensive loss	$(46,494)	$(15,651)	$(108,957)	$(52,103)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2021	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Distributor equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock awards, net of shares withheld for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292
Stock-based compensation	—	—	11,187	—	—	—	—	11,187
Distributor equity incentives	—	—	94	—	—	—	—	94
Common stock issued for employee stock purchase plan and stock option exercises	356	—	1,479	—	—	—	—	1,479
Common stock issued for vesting of performance and restricted stock awards, net of shares withheld for tax liability	1,125	—	(5,687)	—	—	—	—	(5,687)
Common stock issued for warrant exercises	1,576	—	1,729	—	—	—	—	1,729
Issuance of common stock for public offering, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	1,697	—	1,697
Net loss	—	—	—	—	—	—	(38,205)	(38,205)
Balance at June 30, 2021	100,049	$10	$914,659	$(1,800)	$(97)	$(151)	$(699,107)	$213,514
Stock-based compensation	—	—	10,299	—	—	—	—	10,299
Distributor equity incentives	65	—	799	—	—	—	—	799
Common stock issued for warrant exercises	331	—	731	—	—	—	—	731
Common stock issued for stock option exercises	169	—	518	—	—	—	—	518
Common stock issued for vesting of performance and restricted stock awards, net of shares withheld for tax liability	293	—	(3,844)	—	—	—	—	(3,844)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Repurchase of common stock	(1,806)	—	—	—	(25,000)	—	—	(25,000)
Purchase of capped calls	—	—	(39,866)	—	—	—	—	(39,866)
Foreign currency translation adjustments	—	—	—	—	—	(3,463)	—	(3,463)
Net loss	—	—	—	—	—	—	(43,031)	(43,031)
Balance at September 30, 2021	99,101	$10	$883,296	$(700)	$(25,097)	$(3,614)	$(742,138)	$111,757

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at January 1, 2020	61,400	$6	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	3,630	—	—	—	—	3,630
Distributor equity incentives	—	—	70	—	—	—	—	70
Common stock issued for warrant exercises	1,390	—	1,158	—	—	—	—	1,158
Common stock issued for stock option exercises	76	—	83	—	—	—	—	83
Common stock issued for vesting of restricted stock awards, net of shares withheld for tax liability	394	—	(408)	—	—	—	—	(408)
Foreign currency translation adjustments	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	(20,722)	(20,722)
Balance at March 31, 2020	63,260	$6	$611,091	$(5,000)	$(97)	$1,157	$(579,727)	$27,430
Stock-based compensation	—	—	3,608	—	—	—	—	3,608
Distributor equity incentives	—	—	51	—	—	—	—	51
Common stock issued for warrant exercises	—	—	—	—	—	—	—	—
Common stock issued for employee stock purchase plan and stock option exercises	202	—	722	—	—	—	—	722
Common stock issued for vesting of restricted stock awards, net of shares withheld for tax liability	387	—	(164)	—	—	—	—	(164)
Issuance of common stock warrants	—	—	2,974	—	—	—	—	2,974
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(15,805)	(15,805)
Balance at June 30, 2020	63,849	$6	$618,282	$(5,000)	$(97)	$1,163	$(595,532)	$18,822
Stock-based compensation	—	—	4,761	—	—	—	—	4,761
Common stock issued for conversion of Series A preferred stock	39	—	—	—	—	—	—	—
Distributor equity incentives	—	—	293	—	—	—	—	293
Common stock issued for warrant exercises	68	—	—	—	—	—	—	—
Common stock issued for stock option exercises	24	—	70	—	—	—	—	70
Common stock issued for vesting of restricted stock awards, net of shares withheld for tax liability	582	—	(244)	—	—	—	—	(244)
Issuance of common stock warrants	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	—	(15,669)	(15,669)
Balance at September 30, 2020	64,562	$6	$623,162	$(5,000)	$(97)	$1,181	$(611,201)	$8,051

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(104,139)	$(52,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,986	7,804
Stock-based compensation	26,724	12,687
Amortization of debt issuance costs	1,589	3,133
Amortization of right-of-use assets	2,730	871
Provision for excess and obsolete inventory	6,842	5,429
Loss on disposal of instruments	969	281
Loss on extinguishment of debt, net	7,434	1,555
Other	861	79
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,417)	(8,199)
Inventories	(23,817)	(12,720)
Prepaid expenses and other current assets	4,815	(2,286)
Other assets	69	(53)
Accounts payable	(298)	4,246
Accrued expenses and other current liabilities	(3,343)	4,561
Lease liability	168	(975)
Other long-term liabilities	4,251	(3,901)
Net cash used in operating activities	(58,576)	(39,684)
Investing activities:
Purchase of property and equipment	(48,946)	(12,868)
Acquisition of business, net of cash acquired	(62,133)	—
Purchase of OCEANE	(21,097)	—
Cash paid for investments	(3,000)	—
Cash received from sale of assets	—	27
Settlement of forward contract	(2,589)	—
Net cash used in investing activities	(137,765)	(12,841)
Financing activities:
Proceeds from public offering	131,828	—
Proceeds from issuance of convertible notes	316,250	—
Payment of debt issuance costs	(10,028)	—
Net cash (paid) received from common stock exercises	(5,825)	1,204
Borrowings under lines of credit	—	42,455
Repayments under lines of credit	—	(56,615)
Purchase of capped calls	(39,866)	—
Repurchase of common stock	(25,000)	—
Proceeds from issuance of term debt, net	—	34,012
Repayment of Squadron Medical term loan	(45,000)	—
Repayment of Inventory Financing Agreement	(8,088)	—
Other	(1,818)	(48)
Net cash provided by financing activities	312,453	21,008
Effect of exchange rate changes on cash	(9)	82
Net increase (decrease) in cash	116,103	(31,435)
Cash at beginning of period	107,765	47,113
Cash at end of period	$223,868	$15,678
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,297	$4,931
Cash paid for income taxes	$225	$186
Supplemental disclosure of noncash activities:
Common stock issued with term loan draw	$—	$2,986
PPP Loan Forgiveness	$4,271	—
Purchases of property and equipment in accounts payable	$4,459	$1,881
Recognition of lease liability	$23,403	$—

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

Recent Developments

On May 13, 2021, the Company acquired a controlling interest in EOS, pursuant to the Tender Offer Agreement (the “Tender Offer Agreement”) it entered into on December 16, 2020, and in June 2021 purchased the remaining issued and outstanding ordinary shares for a 100% interest in EOS. EOS, which now operates as a wholly owned subsidiary of the Company, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. See Note 3 for additional information on the business combination.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 5, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other future periods.

The COVID-19 Pandemic

In 2020, a novel strain of Coronavirus, which causes COVID-19, was identified and declared by the World Health Organization to be a pandemic. The virus causing COVID-19 has since rapidly spread across the global to all countries, including to the United States. To slow the spread of COVID-19, governments have implemented measures, which include the mandatory closure of businesses, and restrictions on travel. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries cannot be delayed, the Company has seen and may continue to see a reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures and hospital systems experience staffing shortages.

The cumulative effect of these disruptions had an impact on the Company’s business during the year ended December 31, 2020 and the nine months ended September 30, 2021, and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. The COVID-19 pandemic continues to evolve and its full impact on the Company’s business will depend on several factors that are uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted or enacted, and patient capacity at hospitals and healthcare systems.

Reclassification

Certain amounts in the condensed consolidated financial statements for the three and nine months ended September 30, 2020 have been reclassified to conform to the current period’s presentation. These reclassifications were immaterial and had no impact on previously reported results of operations or accumulated deficit.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to its audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 5, 2021. Except as discussed below, these accounting policies have not changed during the nine months ended September 30, 2021.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Valuation of Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired from the Company’s business combinations. The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment using fair value measurement techniques on October 1st on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill is considered to be impaired if the Company determine that the carrying value of the reporting unit exceeds its respective fair value.

Valuation of Intangible Assets

Intangible assets are comprised primarily of purchased technology, customer relationships, and trade names. The Company make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 3 to 10 years. The useful lives and related amortization expense is based on the period of time the Company estimates the assets will generate net sales or otherwise be used. The Company also periodically review the lives assigned to intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in reported results would increase. The Company evaluates intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges.

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

Sales are derived primarily from the sale of spinal implant products to hospitals and medical centers through direct sales representatives and independent distributor agents, and with the acquisition of EOS, includes imaging equipment and related services. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment, training services, and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer.  In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered and will recognize such revenue when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

To the extent that the transaction price includes variable consideration, such as discounts, rebates, and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available, including historical, current, and forecasted information.

The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received or due in advance of its performance. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company does not have observable evidence of the standalone selling price related to its future service obligations; therefore, the Company estimates the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral. The Company had current and non-current contract liability balances totaling $16.7 million and $2.7 million, respectively, as of September 30, 2021. The non-current contract liability balance is included in other long-term liabilities on the condensed consolidated balance sheets.  The Company recognized $4.8 million and $8.2 million of revenue from its contract liabilities during the three and nine months ended September 30, 2021, respectively.

The opening and closing balances of the Company’s contract liability are as follows:

Balance at January 1, 2021	$—
Contract liability assumed from EOS	21,196
Payments received	6,354
Revenue recognized	(8,169)
Balance at September 30, 2021	$19,381

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

The following table presents information related to the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
Liabilities:	Level 1	Level 2	Level 3	Total
Liability classified equity award (1)	$—	—	3,366	$3,366
Foreign currency forward contract	—	279	—	279
Total	$—	279	3,366	$3,645

	December 31, 2020
Liabilities:	Level 1	Level 2	Level 3	Total
Liability classified equity award (1)	$—	—	4,108	$4,108
Foreign currency forward contract	—	878	—	878
Total	$—	878	4,108	$4,986

(1)	A portion of this award is being accreted over the requisite service period. The amount in the above table includes the fair value of the vested and unvested portion of the award.

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

On March 16, 2021, the Company entered into two foreign currency forward contracts, with a settlement date of December 31, 2021, and with a notional amount of $8.0 million total, $4.0 million each (€6.7 million total and €3.3 million each), to mitigate the foreign currency exchange risk related to its EOS subsidiary. The contracts are not designated as hedging instruments. The Company classified the derivative liabilities within Level 2 of the fair value hierarchy as observable inputs are available for the full term of the derivative instruments. The fair value of the forward contracts was developed using a market approach based on publicly available market yield curves and the term of the contracts. The Company recognized a nominal loss from the change in fair value of the contracts during the nine months ended September 30, 2021. The loss on the change in fair value of the contracts was recorded as other expense on the condensed consolidated statement of operations.

On December 18, 2020, the Company entered into a foreign currency forward contract, with a notional amount of $117.9 million (€95.6 million) to mitigate the foreign currency exchange risk related to the Tender Offer Agreement, denominated in Euros. The contract was not designated as a hedging instrument. The Company classified the derivative liability within Level 2 of the fair value hierarchy as observable inputs were available for the full term of the derivative instrument. The fair value of the forward contract was developed using a market approach based on publicly available market yield curves and the term of the contract. On March 2, 2021, the foreign currency forward contract was settled for $115.3 million (€95.6 million). The Company recognized a $1.7 million loss from the change in fair value of the contract during the nine months ended September 30, 2021. The loss on the contract settlement was recorded as other expense on the condensed consolidated statement of operations and the cash settlement is included in investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

During the second quarter of 2019, the Company issued a liability classified equity award to one of its executive officers. The award will be earned over a 4-year vesting period and upon a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specified market condition with the valuation updated at each reporting period. The full fair value of the award was $3.4 million as of September 30, 2021 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 (in thousands):

Level 3 Liabilities
Balance at January 1, 2021	$1,668
Vested portion of liability classified equity award	258
Change in fair value measurement	199
Balance at March 31, 2021	$2,125
Vested portion of liability classified equity award	283
Change in fair value measurement	(68)
Balance at June 30, 2021	$2,340
Vested portion of liability classified equity award	275
Change in fair value measurement	(617)
Balance at September 30, 2021	$1,998

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 at September 30, 2021 was approximately $306.8 million. The fair value based on a quoted market price (Level 1), of the Company’s outstanding OCEANE at September 30, 2021 was approximately $14.4 million. See Note 6 for further information.

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

EOS, which now operates as a wholly owned subsidiary of the Company, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. The Company plans to integrate this technology into its procedural approach to spine surgery to better inform and better achieve spinal alignment objectives in surgery.

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

(in thousands)	As of May 13, 2021
Cash paid for purchase of EOS shares in Initial Offer Period	$46,908
Cash paid for purchase of OCEANEs in Initial Offer Period	19,620
Total cash paid in Initial Offer Period	66,528
Fair value of investment in EOS shares held before the Initial Offer Period	23,549
Fair value of investment in OCEANEs held before the Initial Offer Period	1,477
Total fair value of investment in EOS held before the Initial Offer Period	25,026
Fair value of noncontrolling interest acquired subsequent to Initial Offer Period	8,454
$100,008

Cash	$16,778
Accounts receivable	9,083
Inventory	26,531
Other current assets	4,422
Property, plant and equipment, net	1,650
Right-of-use asset	4,341
Goodwill	31,822
Definite-lived intangible assets:
Developed technology	56,000
Customer relationships	9,500
Trade names	6,000
Other noncurrent assets	395
Contract liabilities	21,196
Long-term debt	15,297
Other liabilities assumed	30,021
Total identifiable net assets	$100,008

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

Acquisition related costs of $5.8 million were recognized during the nine months ended September 30, 2021, as transaction-related expenses on the condensed consolidated statements of operations. No such costs were recognized during the three months ended September 30, 2021. The Company’s results of operations for the three months ended September 30, 2021 included the operating results of EOS of $11.1 million of revenue and a net loss of $6.2 million in the condensed consolidated statement of operations. The Company’s results of operations for the nine months ended September 30, 2021 included the operating results of EOS since the date of acquisition, of $17.2 million of revenue and a net loss of $13.6 million in the condensed consolidated statement of operations.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2021 and 2020, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, including $3.1 million in amortization charges for acquired intangible assets, a $2.0 million adjustment related to the increased fair value of acquired inventory and $14.1 million in acquisition related expenses. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Total revenue	$62,880	$48,552	$178,393	$119,077
Net loss	(43,031)	(21,681)	(101,739)	(80,373)
Net loss per share, basic and diluted	$(0.43)	$(0.33)	$(1.07)	$(1.26)

4. Select Condensed Consolidated Balance Sheets Details

Accounts Receivable, net

Accounts receivable, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$34,545	$23,887
Allowance for doubtful accounts	(869)	(360)
Accounts receivable, net	$33,676	$23,527

Inventories

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$16,120	$6,064
Work-in-process	3,883	1,982
Finished goods	110,531	67,892
	130,534	75,938
Less: reserve for excess and obsolete inventories	(38,025)	(29,937)
Inventories	$92,509	$46,001

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2021	December 31, 2020
Surgical instruments	4	$120,092	$76,669
Machinery and equipment	7	14,249	6,562
Computer equipment	3	5,588	4,206
Office furniture and equipment	5	3,756	1,380
Leasehold improvements	various	1,558	1,761
Construction in progress	n/a	2,374	2,738
		147,617	93,316
Less: accumulated depreciation and amortization		(70,403)	(56,646)
Property and equipment, net		$77,214	$36,670

Total depreciation expense was $5.3 million and $13.8 million for the three and nine months ended September 30, 2021, respectively, and $2.3 million and $6.5 million for the three and nine months ended September 30, 2020, respectively. Amortization of assets under capital leases is included in depreciation expense.

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives (in years)	September 30, 2021	December 31, 2020
Developed product technology	12	$75,240	$35,376
License agreements	7	473	5,536
Trademarks and trade names	10	5,858	792
Customer-related	5	14,930	7,458
Distribution network	3	2,413	4,027
In process research and development	7	1,128	1,278
Total gross amount		$100,042	$54,467
Less: accumulated amortization		(11,202)	(29,747)
Intangible assets, net		$88,840	$24,720

During the three months ended September 30, 2021, in connection with the expiration of the Supply Agreement with Globus, defined below, the Company wrote off $32.6 million in fully amortized intangible assets. During the nine months ended September 30, 2021, in connection with the Company’s acquisition of EOS, as further described in Note 3, the Company recorded additions to definite-lived intangible assets and goodwill in the amount of $71.5 million and $31.8 million, respectively.

Total amortization expense attributed to intangible assets was $2.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. The Company recognized a $0.2 million impairment loss related to certain intellectual property within sales, general and administrative expense on its condensed consolidated statement of operations for the nine months ended September 30, 2021. In process research and development intangibles begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Year Ending December 31,
Remainder of 2021	$2,365
2022	9,425
2023	9,425
2024	9,322
2025	8,737
Thereafter	49,566
$88,840

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Commissions	$8,232	$7,038
Payroll and payroll related	16,888	13,552
Litigation settlement obligation - short-term portion	4,000	4,000
Professional fees	2,286	3,551
Royalties	2,234	2,293
Interest	915	619
Administration fees	1,556	442
Other	7,874	3,769
Total accrued expenses	$43,985	$35,264

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Litigation settlement obligation - long-term portion	$4,547	$7,634
Tax liabilities	2,891	373
Royalties	3,236	1,678
Contract liability	2,711	—
Other	3,367	1,703
Other long-term liabilities	$16,752	$11,388

5. Discontinued Operations

In connection with the sale of the previous international distribution business, the Company entered into a product manufacture and supply agreement (the “Supply Agreement”) with Globus, pursuant to which the Company supplied to Globus certain of its implants and instruments, previously offered for sale by the Company in international markets at agreed-upon prices for a minimum term of three years, with the option for Globus to extend the term for up to two additional twelve month periods subject to Globus meeting specified purchase requirements. The Supply Agreement expired and terminated on August 31, 2021 and all associated discontinued operations balances were removed from the condensed consolidated balance sheets ended September 30, 2021.

In accordance with authoritative guidance, sales to Globus were reported under continuing operations as the Company had continuing involvement under the Supply Agreement. The Company recorded $0.1 million and $0.9 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three and nine months ended September 30, 2021, respectively. The Company recorded $1.1 million in both revenue and cost of revenue from the Supply Agreement in continuing operations for the three months ended September 30, 2020, and $3.0 million in revenue and $2.8 million cost of revenue from the Supply Agreement in continuing operations for the nine months ended September 30, 2020.

6. Debt

0.75% Senior Convertible Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured Senior Convertible Senior Notes (the "2026 Notes") with a stated interest rate of 0.75% and a maturity date of August 1, 2026. The 2026 Notes began accruing interest immediately and is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses and before cash use for the Capped Call Transactions, as described below, the repurchase of stock, as described in Note 11, and the repayment of the outstanding term loan with Squadron Medical and outstanding obligation under the Inventory Financing Agreement, as described below. The 2026 Notes do not contain any financial covenants.

The 2026 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 54.5316 shares of the Company’s common stock per $1,000 principal amount of 2026 Notes (equivalent to an initial conversion price of approximately $18.34 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2026 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of September 30, 2021.

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.  As of September 30, 2021, none of the conditions permitting the holders of the 2026 Notes to convert have been met.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any note for redemption will constitute a “make-whole fundamental change” with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if such note is converted after it is called for redemption.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. Total interest expense for the 2026 Notes was $0.6 million during the three and nine months ended September 30, 2021. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

September 30, 2021
Principal	$316,250
Unamortized debt issuance costs	(9,751)
Net carrying value	$306,499

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2026 Notes upon conversion of the 2026 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $27.68 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on August 5, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes. The cost of the Capped Call Transactions was approximately $39.9 million.

The Capped Call Transactions are separate transactions and are not part of the terms of the 2026 Notes and will not affect any holder’s rights under the notes. Holders of the 2026 Notes will not have any rights with respect to the Capped Call Transactions.

The Capped Call Transactions meet all of the applicable criteria for equity classification and, as a result, the related $39.9 million cost was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ equity.

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANE convertible bonds, denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.3 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, since the date of acquisition.

As discussed in Note 3, in connection with the Offer to acquire EOS, the Company purchased 2,486,135 OCEANE convertible bonds, and as such, 1,858,516 OCEANE convertible bonds with a principal amount of $15.3 million (€12.6 million) remained outstanding at the time of acquisition.

The OCEANEs are convertible by their holders into new EOS Shares or exchangeable for existing EOS Shares, at the Company’s option, at an initial conversion rate of one share per OCEANE, and the initial conversion rate is subject to customary anti-dilution adjustments. The OCEANEs are convertible at any time until the seventh business day prior to maturity or seventh business day prior to an earlier redemption of the OCEANE. If the number of shares calculated is not a whole number, the holder may request allocation of either the whole number of shares immediately below the number and receive an amount in cash equal to the remaining fractional share value, or the whole number of shares immediately above the number and pay an amount in cash equal to the remaining fractional share value. Holders of the OCEANEs have the option to convert all or any portion of such OCEANEs, regardless of any conditions, at any time until the close of seventh business day immediately preceding the maturity date.

EOS has a right to redeem all of the OCEANEs at its option any time after June 20, 2021 at a cash redemption price equal to the par value of the OCEANEs plus accrued and unpaid interest if the product of the volume-weighted-average price of the shares and the conversion ratio as specified in the agreement in effect on each trading day exceeds 150% of the par value of each OCEANE on each of at least twenty consecutive trading days during any forty consecutive trading days, if EOS redeems the OCEANEs when the number of OCEANEs outstanding is 15% or less of the number of OCEANEs originally issued, or the occurrence of a tender or exchange offer. As a result of the Company’s acquisition of EOS, the OCEANEs are now convertible into new shares of EOS, as a wholly-owned subsidiary of the Company. OCEANE holders can redeem the notes upon the occurrence of an event of default or upon the occurrence of a change of control. In July 2021, in connection with the change of control, holders of 25,971 OCEANEs chose to redeem their bonds for approximately $0.2 million (€0.2 million).

The carrying value of the outstanding OCEANEs was $14.4 million (€12.5 million) as of September 30, 2021.

Other Debt Agreements

In January and April 2021, prior to the acquisition, EOS obtained two loan agreements, denominated in Euros, under French state sponsored COVID-19 relief initiatives (PGE – pret garanti par l’etat). Each loan contains a 12-month term and 90% of the principal balance of each loan is state guaranteed. The cost of the state guaranty is 0.25% of the loan amount, and the loan carries an interest-free rate from the commercial banks (€3,266,667) and a 1.75% interest from the lender (€1,450,000). The loan capital and loan guaranty costs are payable in full at the end of the 12-month term or the loan may be extended up to 5 additional years.  If the Company choses to extend the debt, the election must be made by the Company between months 8 and 11 of the 12-month term. The extension will carry an interest rate at the banks’ refinancing cost, to be applied from year 2 to year 6 and an increased state guaranty cost (50 to 200 bps, as per a scale with company size and extension year). The Company has recorded the debt as short-term debt on the Company’s condensed consolidated balance sheets. The outstanding obligation under each loan as of September 30, 2021 is $0.5 million and $5.0 million (€0.4 million and €4.3 million).

Principal payments remaining on the Company's debt are as follows as of September 30, 2021 (in thousands):

Remainder of 2021	$276
2022	5,849
2023	14,451
2024	18
2025	—
Thereafter	316,250
Total	336,844
Less: unamortized debt discount and debt issuance costs	(9,751)
Total	327,093
Less: short-term debt	(6,119)
Long-term debt	$320,974

Paycheck Protection Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of approximately $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used all of the proceeds from the PPP Loan to retain employees and maintain payroll. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest, and covered utilities during the twenty-four-week period, beginning on the date of the loan approval. In July 2021, the Company received confirmation from the SBA that the entire PPP Loan was forgiven and recorded a gain on debt extinguishment of $4.3 million, which is included in loss on debt extinguishment, net, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Squadron Medical Credit Agreement

On November 6, 2018, the Company entered into a term loan with Squadron Medical Finance Solutions, LLC (“Squadron Medical”), a provider of debt financing to growing companies in the orthopedic industry. The term loan was subsequently amended on March 27, 2019, May 29, 2020 and December 16, 2020 to expand the availability of additional term loans, extend the maturity, remove all financial covenant requirements and, in the December 16, 2020 amendment, incorporate a debt exchange. On August 10, 2021, the Company repaid all obligations under the term loan, which consisted of the $45.0 million outstanding principal and $0.2 million accrued interest. As a result of the early termination of the term loan with Squadron Medical, the Company recorded a loss on debt extinguishment associated with the unamortized debt issuance costs of $11.7 million, which is included in loss on debt extinguishment, net, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

In connection with the initial 2018 term loan and subsequent amendments, the Company issued an aggregate of 6,759,530 warrants to Squadron Medical and a participant lender. See Note 11 for further information on the warrants issued.

Inventory Financing Agreement

In November 2018, the Company entered into an Inventory Financing Agreement with a key inventory and instrument components supplier whereby the Company was originally permitted to draw up to $3.0 million for the purchase of inventory. In November 2020 and May 2021, the Company amended the Inventory Financing Agreement with the supplier to increase the available draw to $6.0 million and then to $9.0 million for the purchase of inventory. On August 10, 2021, the Company terminated and repaid all obligations under the Inventory Financing Agreement, which consisted of $8.1 million outstanding principal and $0.1 million accrued interest.

MidCap Facility Agreement

On May 29, 2020, the Company repaid in full all amounts outstanding under the Amended Credit Facility with MidCap Funding IV, LLC (“MidCap”), including the outstanding balance of $9.6 million, which consisted of outstanding principal and accrued interest. As a result of the early termination of the Credit Facility with MidCap, the Company recorded a loss on debt extinguishment in its condensed consolidated statements of operations for the period ended September 30, 2020.

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and nine months ended September 30, 2021 were immaterial. The Company had an immaterial amount of financing leases as of September 30, 2021, which is included in property and equipment, net, and accrued expenses and other current liabilities, on the condensed consolidated balance sheets.

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

With the acquisition of EOS, the Company assumed its ROU assets and lease liabilities in the amount of $4.3 million. EOS occupies its main office in Paris, France. The EOS office in Paris, France is a 10-year operating lease that commenced in 2019 and will terminate in September 2028. Base rent under the lease is approximately $0.6 million per year.

Future minimum annual lease payments for all operating leases of the Company are as follows as of September 30, 2021 (in thousands):

Remainder of 2021	$784
2022	4,413
2023	4,621
2024	4,635
2025	4,602
Thereafter	22,574
Total undiscounted lease payments	41,629
Less: imputed interest	(12,819)
Operating lease liability	28,810
Less: current portion of operating lease liability	(3,859)
Operating lease liability, less current portion	$24,951

The Company’s weighted-average remaining lease term and weighted-average discount rate as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	8.8	0.7
Weighted-average discount rate	8.5%	10.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent expense	$1,156	$331	$3,358	$989
Cash paid for amounts included in measurement of lease liabilities	$393	$373	$1,268	$1,113

Purchase Commitments

The Company entered into a distribution agreement with a third-party provider in January 2020 in which the Company is obligated to certain minimum purchase requirements related to inventory and equipment leases. As of September 30, 2021, the minimum purchase commitment required by the Company under the agreement was $1.0 million to be paid over a three-year period. The Company recognized an ROU asset in the amount of $1.1 million related to the leased assets within the agreement which is being amortized into rent expense through the lease term. The Company recognized $0.2 million and $0.4 million of rent expense pertaining to these assets for the three and nine months ended September 30, 2021, respectively, and $0.1 million of rent expense pertaining to these assets for the three and nine months ended September 30, 2020. The ROU asset related to the leased assets within the agreement on the Company’s condensed consolidated balance sheet was $0.6 million as of September 30, 2021.

With the acquisition of EOS, the company assumed its inventory purchase commitment agreement with a third-party supplier. EOS is obligated to certain minimum purchase commitment requirements through December 2025. As of September 30, 2021, the remaining minimum purchase commitment required by EOS under the agreement was $26.4 million.

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

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents. In July 2019, PTAB instituted Inter Partes Review of the validity of asserted claims of the two patents at issue and held a hearing on the matter in April 2020. In July 2020, the PTAB ruled that all challenged claims of the ‘156 Patent were valid (not unpatentable) and ruled that several challenged claims of the ’334 Patent were invalid, while finding that other challenged claims of the ’334 Patent valid. NuVasive and the Company have both appealed the PTAB’s written decision on the matter. The Company filed its Principal Brief on February 8, 2021. NuVasive filed its Principal Brief on April 21, 2021.  The appeals are currently pending before the U.S. Court of Appeals for the Federal Circuit.

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

In January 2021, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’156 and ’334 Implant Patents and the Company filed a Motion for Summary Judgment of invalidity of those same patents. These motions were argued to the Court on June 29, 2021.  On August 31, 2021, the Court denied NuVasive’s motion and granted the Company’s motion for summary judgment of invalidity of the ’156 Patent. On September 24, 2021, NuVasive elected not to proceed with its remaining claims for the ’334 Patent, ’780 Patent, ’270 Patent, ’227 Patent, and ’859 Patent. Trial on the remaining patents (’801 Patent, ’832 Patent, and ’531 Patent) has been set to begin December 8, 2021.

The Company believes that the allegations described hereto lack merit and intends to vigorously defend all claims asserted. The Company would record a liability in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is impossible at this time to assess whether the outcome of this proceeding will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position. Therefore, in accordance with authoritative accounting guidance, the Company has not recorded any accrual for a contingent liability associated with this legal proceeding based on its belief that a liability, while possible, is not probable and any range of potential future charge cannot be reasonably estimated at this time.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of September 30, 2021, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

8. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company previously paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company previously paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million settlement amount. In October 2020, HealthpointCapital began its $5.0 million contribution, which will be in the form of five quarterly payments of varying amounts. The remaining $0.7 million receivable from HealthpointCapital, LLC as of September 30, 2021 continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheet due to the related party nature with HealthpointCapital affiliates. Payments made by HealthpointCapital are recorded as a reduction to stockholder’s equity. See Note 13 for further information.

As of September 30, 2021, the Company has made installment payments in the aggregate of $48.3 million, with a remaining outstanding balance of $9.2 million (including interest), which is included in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. The Company has the right to prepay the amounts due without penalty. In addition, the unpaid balance of the principal amount due accrues interest at the rate of 7% per year until the balance is paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments described above. No additional interest will accrue on the accrued interest. The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	September 30, 2021	December 31, 2020
Litigation settlement obligation - short-term portion	$4,000	$4,000
Litigation settlement obligation - long-term portion	4,547	7,634
Total	8,547	11,634
Future interest	618	1,199
Total settlement obligation, gross	9,165	12,833
Related party receivable - included in stockholders' equity	(700)	(4,000)
Total settlement obligation, net	$8,465	$8,833

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

Net revenue and property, plant and equipment, net, by geographic region were as follows:

	Revenue				Property and equipment, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2021	2020	2021	2020	2021	2020
United States	$55,865	$40,052	$158,875	$97,956	$76,074	$36,670
International	7,015	1,111	10,375	2,951	1,140	—
Total	$62,880	$41,163	$169,250	$100,907	$77,214	$36,670

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss, basic and diluted	$(43,031)	$(15,669)	$(104,139)	$(52,196)
Denominator:
Weighted average common shares outstanding, basic and diluted	99,571	64,761	95,204	63,669
Net loss per share, basic and diluted:	$(0.43)	$(0.24)	$(1.09)	$(0.82)

The anti-dilutive securities not included in diluted net loss per share were as follows (in thousands):

	As of September 30,
	2021	2020
Series A Convertible Preferred Stock	29	29
Options to purchase common stock and employee stock purchase plan	3,524	4,141
Unvested restricted share awards	8,733	8,072
Warrants to purchase common stock	20,214	25,358
Convertible notes	17,246	—
Total	49,746	37,600

11. Stock-Benefit Plans and Equity Transactions

Share Repurchase

On August 3, 2021, the Company’s Board of Directors authorized the Company to repurchase an aggregate of up to $25.0 million of shares of the Company’s common stock. On August 10, 2021 the Company repurchased 1,806,358 shares of its common stock for approximately $25.0 million in privately negotiated transactions.

Stock Benefit Plans

On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan (the “2016 Equity Plan”), which increased the amount of shares of common stock available for issuance under the 2016 Equity Plan by 7,000,000 shares. At September 30, 2021, 4,058,165 shares of common stock were available for issuance under the 2016 Equity Incentive Award Plan.

In 2007, the Company adopted the Alphatec Holdings, Inc. 2007 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which was first amended in May 2017. On June 16, 2021, the Company’s shareholders approved a second amendment to the ESPP which increased the amount of shares of common stock available for purchase under the ESPP by 500,000 shares.

The ESPP provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 20% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. At September 30, 2021, 662,036 shares of common stock were available for purchase under the ESPP.

Stock-Based Compensation

Total stock-based compensation for the periods presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$310	$139	$489	$374
Research and development	1,440	528	2,602	1,482
Sales, general and administrative	9,004	3,877	23,633	10,831
Total	$10,754	$4,544	$26,724	$12,687

Shares Reserved for Future Issuance

As of September 30, 2021, the Company’s shares of common stock reserved for future issuance were as follows (in thousands):

Stock options outstanding	3,457
Unvested restricted stock award	8,733
Employee stock purchase plan	662
Series A convertible preferred stock	29
Convertible notes	17,246
Warrants outstanding	20,214
Authorized for future grant under the Distributor and Development Services plans	735
Authorized for future grant under the Management Objective Strategic Incentive Plan	365
Authorized for future grant under the Company equity plans	4,058
Total	55,499

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable by cash exercise only. During the three and nine months ended September 30, 2021, there were 275,000 and 795,000 2017 PIPE Warrant exercises for total cash proceeds of $0.6 million and $1.6 million, respectively. During the three months ended September 30, 2020, there were no 2017 PIPE Warrant exercises and during the nine months ended September 30, 2020 there were 125,000 2017 PIPE Warrant exercises for total cash proceeds of $0.3 million. As of September 30, 2021, 2,312,000 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three and nine months ended September 30, 2021, there were 40,000 and 2,881,116 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $0.1 million and $1.5 million, respectively. During the three months ended September 30, 2020, there were 136,000 2018 PIPE warrant cashless exercises. During the nine months September 30, 2020 there were 1,670,524 2018 PIPE warrant exercises for total cash proceeds of $0.9 million. As of September 30, 2021, 8,498,569 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

In conjunction with the Company’s 2018 acquisition of SafeOp, the Company issued warrants to purchase 2,200,000 shares of common stock at an exercise price of $3.50 per share, which have a five-year life and are exercisable by cash or cashless exercise. There were no exercises during the three months ended September 30, 2021. During the nine months ended September 30, 2021 there were 969,932 SafeOp Surgical Merger Warrant exercises for total cash proceeds of $0.1 million. During the three and nine months ended September 30, 2020, there were 14,583 SafeOp Surgical Merger Warrant cashless exercises. As of September 30, 2021, 1,194,943 SafeOp Surgical Merger Warrants remained outstanding.

Squadron Medical Warrants

During the year ended December 31, 2018, in connection with the initial debt financing with Squadron Medical and a participant lender, the Company issued warrants to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,838,710 warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,075,820 warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron Medical debt for total warrants outstanding to Squadron Medical and the participant lender of 6,759,530. In conjunction with the second amendment, the expiration dates for all existing warrants were extended to May 29, 2027 to align all outstanding warrant expiration dates. In accordance with authoritative accounting guidance, the warrants qualified for equity treatment upon issuance and were recorded as a debt discount to the face of the debt liability based on fair value to be amortized into interest expense over the life of the debt agreement. The fair value assigned to the warrant amendment was also allocated as a debt issuance cost and amortized into interest expense. As the warrants provide for partial price protection that allow for a reduction in the price in the event of a lower per share priced issuance, the warrants were valued utilizing a Monte Carlo simulation that considers the probabilities of future financings. The Monte Carlo model simulates the present value of the potential outcomes of future stock prices of the Company over the seven-year life of the warrants. The projection of stock prices is based on the risk-free rate of return and the volatility of the stock price of the Company and correlates future equity raises based on the probabilities provided. No Squadron Medical Warrants have been exercised as of September 30, 2021.

Executive Warrants

In December 2017 the Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer, to purchase 1,327,434 shares of the Company’s common stock for $5.00 per share (the “Executive Warrants”). The warrants have a five-year term and are exercisable by cash or cashless exercise. The warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017 as the warrants were immediately vested upon issuance. No Executive Warrants have been exercised as of September 30, 2021.

A summary of all outstanding warrants for common stock as of September 30, 2021 were as follows:

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants	2,312,000	$2.00	June 2022
2018 PIPE Warrants	8,498,569	$3.50	May 2023
SafeOp Surgical Merger Warrants	1,194,943	$3.50	May 2023
2018 Squadron Medical Warrants	845,000	$3.15	May 2027
2019 Squadron Medical Warrants	4,838,710	$2.17	May 2027
2020 Squadron Medical Warrants	1,075,820	$4.88	May 2027
Executive Warrants	1,327,434	$5.00	December 2022
Other(1)	121,562	$2.87	Various through May 2023
Total	20,214,038
(1)	Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

2017 Distributor Inducement Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to third-party distributors whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to a distributor shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of September 30, 2021, 575,000 warrants and 380,500 shares of restricted common stock have been granted under the 2017 Distributor Inducement Plan. As of September 30, 2021, 195,000 warrants and 136,100 restricted stock units have been earned or issued under the plan. Warrants granted under the plan as of September 30, 2021 were not yet subject to expiration related to any time or sales-based vesting conditions.

2017 Development Services Plan

Under the 2017 Development Services Plan, the Company is authorized to grant up to 7,000,000 shares of common stock to third-party individuals or entities whereby, upon the achievement of certain Company financial and commercial revenue milestones, future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of Company common stock at the election of the developer. Each common stock issuance is subject to net sales-based and other vesting provisions and satisfaction of applicable laws and market regulations regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements pursuant to which the Company has granted 6,934,000 shares of restricted common stock under the 2017 Development Services Plan, subject to achievement of the performance criteria and vesting conditions set forth in such Development Services Agreements. The Company recognizes stock-based compensation once the achievement of the performance criteria and vesting conditions are deemed probable.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of September 30, 2021, 122,500 restricted shares and a warrant to purchase up to 12,500 restricted common stock shares have been granted under the 2019 Management Objective Strategic Incentive Plan.

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

The Company’s effective tax rate from continuing operations was (.21%) and (.16%) for the three and nine months ended September 30, 2021, respectively, and (.26%) and (.27%) for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

In July 2016, the Company entered into a forbearance agreement with HealthpointCapital, LLC, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. (collectively, "HealthpointCapital"), pursuant to which HealthpointCapital, on behalf of the Company, paid $1.0 million of the $1.1 million payment due and payable by the Company to Orthotec on July 1, 2016 and agreed to not exercise its contractual rights to seek an immediate repayment of such amount. Pursuant to this forbearance agreement, the Company repaid this amount in September 2016.  The Company and HealthpointCapital also entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million Orthotec settlement amount. In October 2020, HealthpointCapital began making its $5.0 million contribution, which is in the form of five quarterly payments. As of September 30, 2021 HealthpointCapital had one remaining payment due in the amount of $0.7 million.

During the second quarter of 2018, HealthpointCapital Partners, L.P., and HealthpointCapital Partners II, L.P. distributed its holdings in the Company’s common stock to its limited partners. As a result, the fund is no longer a shareholder of the Company. The remaining $0.7 million receivable from HealthpointCapital continues to be classified within stockholders’ equity on the Company’s condensed consolidated balance sheets due to the related party nature with HealthpointCapital affiliates. Payments to be received from HealthpointCapital are recorded as a reduction to stockholder’s equity.

In November 2018, the Company entered into a Term Loan and Financing agreement with affiliates of Squadron Capital, LLC. The Term Loan was amended in March 2019, May 2020, and December 2020, and was subsequently paid in full on August 10, 2021. Squadron Capital, LLC was a lead investor in the private placement of shares of the Company’s common stock that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors.

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

Overview

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. We are dedicated to revolutionizing the approach to spine surgery through clinical distinction. We have a broad product portfolio designed to address the majority of the U.S. market for spinal disorders. We are focused on developing new approaches that integrate seamlessly with the SafeOp Neural InformatiX System to treat the spine’s various pathologies and achieve the goals of spine surgery safely and reproducibly. Our ultimate vision is to be the standard bearer in spine.

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

Recent Developments

0.75% Senior Convertible Notes due 2026

In August 2021, we issued $316.3 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.75%, which we refer to as the 2026 Notes. The 2026 Notes began accruing interest immediately and is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The initial conversion price of the 2026 Notes represents a premium of approximately 100% over the closing price of our common stock on August 5, 2021, the date the 2026 Notes offering was priced. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the offering expenses. The 2026 Notes will mature on August 1, 2026, unless earlier converted, redeemed, or repurchased.

We used $39.9 million of the net proceeds from the 2026 Notes offering to enter into separate capped call instruments with certain financial institutions. The Capped Call Transactions effectively limit the premium for conversion of the 2026 Notes to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any payments we make upon conversion.

In addition, we repurchased 1,806,358 shares of our common stock for approximately $25.0 million concurrently with the issuance of the 2026 Notes. We also used approximately $53.4 million of the net proceeds to repay all obligations under our Term Loan and Inventory Financing Agreement. We intend to use the remainder of the net proceeds from the 2026 Notes for general corporate purposes.

Acquisition of EOS

On May 13, 2021, we acquired a controlling interest in EOS imaging S.A. (“EOS”), pursuant to the Tender Offer Agreement (the “Tender Offer Agreement”) we entered on December 16, 2020, and in June 2021 we purchased the remaining issued and outstanding ordinary shares for a 100% interest in EOS. EOS, which now operates as our wholly owned subsidiary, is a global medical device company that designs, develops and markets innovative, low dose 2D/3D full body and weight-bearing imaging, rapid 3D modeling of EOS patient X-ray images, web-based patient-specific surgical planning, and integration of surgical plan into the operating room that collectively bridge the entire spectrum of care from imaging to post-operative assessment capabilities for orthopedic surgery. We plan to integrate this technology into our procedural approach to spine surgery in order to better inform and better achieve spinal alignment objectives in surgery.

COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic, we have seen volatility in sales trends since elective surgeries that use our products have been impacted to varying degrees.

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

Cost of revenue. Cost of revenue consists of direct product costs, royalties, milestones, and the amortization of purchased intangibles. Our product costs consist primarily of direct labor, overhead, and raw materials and components. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process. Amortization of purchased intangibles consists of amortization of developed product technology.

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

Sales, general and administrative expenses. Sales, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, depreciation of our surgical instruments, freight, regulatory affairs, quality assurance costs, professional service fees, travel, medical education, trade show and marketing costs, insurance, and legal expenses.

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

Transaction-related expenses. Transaction-related expenses are certain costs incurred related primarily to the acquisition and integration of EOS.

Restructuring expenses. Restructuring expenses are costs incurred related primarily to severance, social plan benefits and related taxes in connection with cost rationalization efforts, as well as costs associated with the opening of our Memphis distribution center and closing costs related to our old headquarters office in Carlsbad, California.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories and intangible assets, stock-based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q, except as discussed below, management believes there have been no material changes during the nine months ended September 30, 2021 to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021.

Valuation of Goodwill

Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its respective fair value.

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 10 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate net sales or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Results of Operations

The tables below set forth certain statements of operations data for the periods indicated (in thousands). Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%	2021	2020	$	%
Revenue:
Revenue from products and services	$62,735	$40,052	$22,683	57%	$168,336	$97,956	$70,380	72%
Revenue from international supply agreement	145	1,111	(966)	(87%)	914	2,951	(2,037)	(69%)
Total revenue	62,880	41,163	21,717	53%	169,250	100,907	68,343	68%
Cost of revenue	23,266	11,926	11,340	95%	56,713	29,797	26,916	90%
Gross profit	39,614	29,237	10,377	35%	112,537	71,110	41,427	58%
Operating expenses:
Research and development	9,391	4,984	4,407	88%	23,031	13,390	9,641	72%
Sales, general and administrative	61,494	35,380	26,114	74%	162,578	89,431	73,147	82%
Litigation-related expenses	1,209	1,560	(351)	(23%)	5,711	5,507	204	4%
Amortization of acquired intangible assets	2,012	172	1,840	1070%	3,392	516	2,876	557%
Transaction-related expenses	373	2	371	18550%	6,156	4,093	2,063	50%
Restructuring expenses	256	—	256	100%	1,587	—	1,587	100%
Total operating expenses	74,735	42,098	32,637	78%	202,455	112,937	89,518	79%
Operating loss	(35,121)	(12,861)	(22,260)	173%	(89,918)	(41,827)	(48,091)	115%
Interest and other expense, net:
Interest expense, net	(1,272)	(2,762)	1,490	(54%)	(5,604)	(8,668)	3,064	(35%)
Loss on debt extinguishment, net	(7,434)	—	(7,434)	100%	(7,434)	(1,555)	(5,879)	378%
Other income (expense), net	886	(6)	892	(14867%)	(1,020)	(6)	(1,014)	16900%
Total interest and other expense, net	(7,820)	(2,768)	(5,052)	183%	(14,058)	(10,229)	(3,829)	37%
Loss before taxes	(42,941)	(15,629)	(27,312)	175%	(103,976)	(52,056)	(51,920)	100%
Income tax provision	90	40	50	125%	163	140	23	16%
Net loss	$(43,031)	$(15,669)	$(27,362)	175%	$(104,139)	$(52,196)	$(51,943)	100%

Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020

Total revenue. Revenue associated with our acquisition of EOS accounted for approximately 27% and 17% of the increase in total revenue for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Product volume for our business, excluding the EOS acquisition, increased our revenue by approximately 26% and 51% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to the continued expansion of our new product portfolio, increases in our surgeon user base, and progress related to the transformation of our sales network.

Revenue from international supply agreement, which is attributed to sales to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus”), under which we supply to Globus certain of its implants and instruments at agreed-upon prices for a minimum term of three years, decreased by $1.0 million, or 87%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and decreased by $2.0 million, or 69%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decreases in revenue from the international supply agreement during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily due the expiration of the supply agreement with Globus on August 31, 2021.

Total cost of revenue. Total cost of revenue, excluding EOS, increased by $2.2 million, or 18%, and by $12.2 million, or 41% during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively. The increases are primarily due to product volume. Inventory expense associated with the purchase accounting of EOS accounted for approximately 22% and 14% of the total increases for the three and nine months ended September 30, 2021, respectively. Cost of revenue associated with EOS operations accounted for approximately 55% and 35% of the increase for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively.

Cost of revenue from the international supply agreement decreased by $1.0 million, or 87% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and decreased by $2.0 million, or 69% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decreases in cost of revenue from the international supply agreement during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily due to the expiration of the supply agreement with Globus on August 31, 2021.

Research and development expenses. The increases during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 were primarily due to personnel and new project costs. Research and development expense associated with EOS accounted for approximately 36% and 19% of the total increase for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively.

Sales, general and administrative expenses. Sales, general and administrative expenses, excluding EOS, increased by $22.0 million, or 62%, and by $66.4 million, or 74%, during the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, respectively. The increases during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business. Sales, general and administrative expenses associated with EOS accounted for approximately 12% and 8% of the total increases for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively.

Litigation-related expenses. Litigation expenses decreased by $0.4 million, or 23% during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased by $0.2 million, or 4% during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Litigation expense is primarily related to our ongoing litigation with NuVasive, Inc. and other legal activities.

Amortization of acquired intangible assets. Amortization of acquired intangible assets primarily includes amortization of intangible assets acquired in the EOS acquisition.

Transaction-related expenses. The increases in transaction-related expenses for both the three and nine months ended September 30, 2021 are primarily due to third-party advisory and legal fees related to our acquisition of EOS, which closed on May 13, 2021, as well as costs supporting our ongoing integration activities.

Restructuring expenses. The increases in restructuring costs for both the three and nine months ended September 30, 2021 are primarily due to severance, social plan benefits and related taxes in connection with cost rationalization efforts as well as costs associated with the opening of our Memphis distribution center and closing costs related to our old headquarters office.

Total interest and other expense, net. The increase during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due foreign currency losses related to the forward contract settlement and the loss on debt extinguishment associated with the early payoff of the term loan, offset by the gain on debt extinguishment from the PPP loan forgiveness and lower interest expense related to our indebtedness.

Income tax provision. Income tax provision for the three and nine months ended September 30, 2021 was negligible and remained consistent compared to the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which include working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, and the timing of introductions of new products and enhancements to existing products. As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt market, we expect to be able to secure reasonable borrowing rates.

Cash was $223.9 million and $107.8 million at September 30, 2021 and December 31, 2020, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Debt and Commitments

As of September 30, 2021 we had $316.3 outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75% paid semi-annually payable in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

We assumed the OCEANE convertible bonds issued by EOS in connection with our acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs of $14.4 million (€12.5 million) will mature on May 31, 2023.

We also assumed $5.5 million (€4.7 million) in other debts with the acquisition of EOS that become due in the first quarter 2022.

As of September 30, 2021, we have made $48.3 million in Orthotec settlement payments and there remains an outstanding balance of $9.2 million in Orthotec settlement payments (including accrued and future interest) to be paid by us.

We entered into a distribution agreement with a third-party provider in January 2020 in which we are obligated to certain minimum purchase requirements over a three-year period related to inventory and equipment leases. As of September 30, 2021, the minimum purchase commitment required by us under the agreement was $1.0 million to be paid over the remaining period.

With the acquisition of EOS, we assumed its inventory purchase commitment agreement with a third-party supplier. EOS is obligated to certain minimum purchase commitment requirements through December 2025. As of September 30, 2021, the remaining minimum purchase commitment required by EOS under the agreement was $26.4 million.

Operating Activities

We used cash of $58.6 million from operating activities for the nine months ended September 30, 2021. During this period, net cash used in operating activities consisted primarily of inventory purchases, general working capital and settlement of operational payables and liabilities.

Investing Activities

We used cash of $137.8 million in investing activities for the nine months ended September 30, 2021 which is primarily related to our acquisition of EOS, including the purchase of OCEANEs, the purchase of surgical instruments to support our business growth and the commercial launch of new products, other investments, and the settlement of a forward contract.

Financing Activities

Financing activities provided $312.5 million of cash for the nine months ended September 30, 2021, primarily related to proceeds from the issuance of our 2026 Notes and the closing of the Private Placement on March 1, 2021, partially offset by cash paid for the full repayment of our obligations under Term Loan and Inventory Financing Agreement, purchase of capped calls, and our repurchase of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of September 30, 2021 are summarized in the following table (in thousands):

	Payment Due by Year
	Total	2021 (remainder)	2022	2023	2024	2025	Thereafter
Senior Convertible Notes	$316,250	$—	$—	$—	$—	$—	$316,250
Interest expense	13,052	1,077	2,348	2,406	2,411	2,405	2,405
Note payable	341	276	23	24	18	—	—
Finance lease obligations	462	53	195	158	56	—	—
Facility lease obligations (1)	41,629	784	4,413	4,621	4,635	4,602	22,574
Purchase commitments (2)	27,421	1,755	4,602	6,305	6,448	8,311	—
Litigation settlement obligations, gross (3)	9,165	700	4,400	4,065	—	—	—
Guaranteed minimum royalty obligations	2,475	75	320	320	320	320	1,120
Development services plans	3,236	—	—	—	—	3,236	—
License agreement milestones (4)	2,150	550	1,090	390	40	40	40
OCEANEs	14,427	—	—	14,427	—	—	—
Other (5)	5,825	—	5,825	—	—	—	—
Total	$436,433	$5,270	$23,216	$32,716	$13,928	$18,914	$342,389

(1)	Includes our new headquarters building lease that commenced in February 2021.
(2)	Includes inventory purchase commitments with vendors, including commitments of $26.4 million assumed with our acquisition of EOS.
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

(4)	Commitments representing payments in cash that are subject to attaining certain sales milestones which we believe are reasonably likely to be achieved.
(5)	Commitments representing cash repayments of state sponsored COVID relief initiatives at EOS.

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

Recent Accounting Pronouncements

Aside from newly implemented accounting policies related to leases discussed above under “Critical Accounting Policies and Estimates” and for the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, that was filed with the SEC on March 5, 2021.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
•	our ability to meet the affirmative and negative covenants under our debt commitments;
•	our ability to ensure that we have effective disclosure controls and procedures;
•	our ability to meet, and potential liability from not meeting, the payment obligations under the Orthotec LLC settlement agreement;
•	our ability to maintain compliance with the quality requirements of the U.S. Food and Drug Administration;
•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;
•	our beliefs about the features, strengths and benefits of our products;
•	our ability to continue to enhance our product offerings, outsource our manufacturing operations and expand the commercialization of our products, and the effect of our strategy;
•	our ability to successfully integrate, and realize benefits from licenses and acquisitions
•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;
•	our estimates of market sizes and anticipated uses of our products;
•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends;
•	our ability to achieve profitability, and the potential need to raise additional funding;
•	our ability to maintain an adequate sales network for our products, including to attract and retain independent distributors;
•	our ability to enhance our U.S. distribution network;
•	our ability to increase the use and promotion of our products by training and educating spine surgeons and our sales network;
•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;
•	the impact of the COVID-19 pandemic upon the scheduling and surgical staffing of elective and semi-emergent procedures;
•	the impact of the COVID-19 pandemic on our global manufacturing and distribution system, including the quality of our products, availability and cost of raw materials and direct labor;
•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses; and
•	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 or any document incorporated by reference herein or therein.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of revenue, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the three and nine months ended September 30, 2021.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2021. Based on such evaluation, our management has concluded that as of September 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 7 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information regarding the NuVasive, Inc. litigation.

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

Our operations, both inside and outside the United States, are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the United States are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the United States Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the United States and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition, or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2021, the Company’s Board of Directors authorized the Company to repurchase an aggregate of up to $25.0 million of shares of the Company’s common stock. On August 10, 2021 the Company repurchased 1,806,358 shares of its common stock for approximately $25.0 million.

Share repurchase activity during the three months ended September 30, 2021 was as follows (in thousands except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2021 - July 31, 2021	—	—	—	—
August 1, 2021 - August 31, 2021	1,806	$13.84	—	—
September 1, 2021 - September 30, 2021	—	—	—	—
(1)	All share purchases were made in privately negotiated transactions in connection with the issuance of the 2026 Notes.
Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

4.1	Indenture, dated as of August 10, 2021, between Alphatec Holdings, Inc. and U.S. Bank National Association, as trustee (1)

4.2	Form of certificate representing the 0.75% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1) (2)

10.1	Form of Confirmation of Call Option Transaction (3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine months ended September 30, 2021 and 2020 (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1)   Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 10, 2021.

(2)   Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on August 10, 2021.

(3)   Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 10, 2021.

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

Date: November 4, 2021