Form 10-Q
period 2022-03-31
Alphatec Holdings, Inc.
filed 2022-05-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-52024

ALPHATEC HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2463898
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1950 Camino Vida Roble, Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 431-9286

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.0001 per share	ATEC	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 29, 2022, there were 101,759,170 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$151,812	$187,248
Accounts receivable, net of allowances of $1,412 and $2,307, respectively	40,438	41,893
Inventories	99,043	91,703
Prepaid expenses and other current assets	12,085	10,313
Total current assets	303,378	331,157
Property and equipment, net	96,185	87,401
Right-of-use asset	24,661	25,283
Goodwill	40,831	39,689
Intangible assets, net	82,090	85,274
Other assets	1,544	3,249
Total assets	$548,689	$572,053
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,036	$25,737
Accrued expenses and other current liabilities	61,152	55,549
Contract liability	14,893	15,255
Short-term debt	1,789	342
Current portion of operating lease liability	4,034	4,212
Total current liabilities	115,904	101,095
Long-term debt	326,639	326,489
Operating lease liability, less current portion	23,934	24,383
Other long-term liabilities	16,625	17,061
Commitments and contingencies (Note 10)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2022 and December 31, 2021; 3,319 shares issued and outstanding at March 31, 2022 and December 31, 2021	23,603	23,603
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized, and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 authorized; 101,293 shares issued and 101,178 shares outstanding at March 31, 2022; and 99,627 shares issued and 99,537 shares outstanding at December 31, 2021	10	10
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	899,414	892,828
Accumulated other comprehensive deficit	(7,174)	(5,994)
Accumulated deficit	(825,169)	(782,325)
Total stockholders’ equity	41,984	79,422
Total liabilities and stockholders’ equity	$548,689	$572,053

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Revenue from products and services	$70,918	$43,716
Revenue from international supply agreement	15	405
Total revenue	70,933	44,121
Cost of sales	21,717	12,263
Gross profit	49,216	31,858
Operating expenses:
Research and development	9,722	5,801
Sales, general and administrative	69,471	40,426
Litigation-related expenses	7,532	3,335
Amortization of acquired intangible assets	2,230	172
Transaction-related expenses	120	1,012
Restructuring expenses	1,370	158
Total operating expenses	90,445	50,904
Operating loss	(41,229)	(19,046)
Interest and other expense, net:
Interest expense, net	(1,456)	(1,938)
Other expense, net	(30)	(1,889)
Total interest and other expense, net	(1,486)	(3,827)
Net loss before taxes	(42,715)	(22,873)
Income tax provision	129	30
Net loss	$(42,844)	$(22,903)
Net loss per share, basic and diluted	$(0.43)	$(0.26)
Weighted average shares outstanding, basic and diluted	99,978	87,223

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(42,844)	$(22,903)
Foreign currency translation adjustments	(1,180)	(3,052)
Comprehensive loss	$(44,024)	$(25,955)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(5,994)	$(782,325)	$79,422
Stock-based compensation	—	—	7,730	—	—	—	7,730
Distributor equity incentives	199	—	2,178	—	—	—	2,178
Common stock issued for warrant exercises	551	—	1,289	—	—	—	1,289
Common stock issued for stock option exercises	39	—	140	—	—	—	140
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	852	—	(4,751)	—	—	—	(4,751)
Foreign currency translation adjustments	—	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	—	(42,844)	(42,844)
Balance at March 31, 2022	101,178	$10	$899,414	$(25,097)	$(7,174)	$(825,169)	$41,984

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Distributor equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(42,844)	$(22,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,315	3,850
Stock-based compensation	10,184	4,474
Amortization of debt discount and debt issuance costs	489	640
Amortization of right-of-use assets	563	1,022
Write-down for excess and obsolete inventories	1,706	2,096
Loss on disposal of assets	474	369
Other	(243)	299
Changes in operating assets and liabilities:
Accounts receivable	1,674	(1,891)
Inventories	(9,154)	(13,471)
Prepaid expenses and other current assets	(1,848)	1,367
Other assets	(119)	—
Accounts payable	7,637	2,160
Accrued expenses and other current liabilities	(1,268)	2,958
Lease liability	(562)	31
Other long-term liabilities	(716)	395
Net cash used in operating activities	(24,712)	(18,604)
Investing activities:
Purchase of property and equipment	(13,257)	(15,202)
Purchase of intangible assets	(150)	—
Purchase of debt and equity securities	—	(9,081)
Settlement of forward contract	—	(1,711)
Net cash used in investing activities	(13,407)	(25,994)
Financing activities:
Proceeds from common stock offering	—	131,838
Net cash received (paid) from common stock exercises	1,301	(1,048)
Proceeds from financed insurance	1,617	—
Other	(221)	(14)
Net cash provided by financing activities	2,697	130,776
Effect of exchange rate changes on cash	(14)	(2,806)
Net (decrease) increase in cash and cash equivalents	(35,436)	83,372
Cash and cash equivalents at beginning of period	187,248	107,765
Cash and cash equivalents at end of period	$151,812	$191,137
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,252	$1,783
Cash paid for income taxes	$—	$21
Supplemental disclosure of noncash activities:
Financed insurance	$1,617	$—
Purchases of property and equipment in accounts payable and accrued expenses	$4,667	$8,030
Recognition of lease liability	$—	$21,505

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A. (“EOS”), is a medical technology company that designs, develops, and markets technology for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company markets its products in the United States of America and internationally via a network of independent distributors and direct sales representatives.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future periods.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, goodwill, intangible assets, allowances for doubtful accounts, the valuation of share-based liabilities, deferred tax assets, inventory, stock-based compensation, revenues, restructuring liabilities, income tax uncertainties, and other contingencies.

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

Excess and Obsolete Inventory

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

The Company records a lower of cost or net realizable value (“LCNRV”) inventory reserve for estimated excess and obsolete inventory based upon its expected use of inventory on hand. The Company’s inventory, which consists primarily of specialized implants, fixation products, biologics, and disposables is at risk of obsolescence due to the need to maintain substantial levels of inventory. In order to market its products effectively and meet the demands of interoperative product placement, the Company maintains and provides surgeons and hospitals with a variety of inventory products and sizes. For each surgery, fewer than all components will be consumed. The need to maintain and provide a wide variety of inventory causes inventory to be held that is not likely to be used.

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

Revenue Recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenue from sales of products and services when the customer obtains control of the promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The principles in Topic 606 are applied using the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Sales are derived primarily from the sale of spinal implant products to hospitals and medical centers through direct sales representatives and independent distributors, and with the acquisition of EOS, includes imaging equipment and related services. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer.  In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

To the extent that the transaction price includes variable consideration, such as discounts, rebates, and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available, including historical, current, and forecasted information and whether, in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Recent Accounting Pronouncements

In August 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires application of ASC 606, “Revenue from Contracts with Customers” to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 adds an exception to the general recognition and measurement principle in ASC 805 where assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from contracts with customers, are measured at fair value on the acquisition date. Under the new guidance, the acquirer will recognize acquired contract assets and contract liabilities as if the acquirer had originated the contract. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its condensed consolidated financial statements and related disclosures.

3. Business Combination

The Company recognizes assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition.

On December 16, 2020, the Company entered into the Tender Offer Agreement with EOS, pursuant to which the Company agreed to commence a public tender offer (the “Offer”) to purchase all of the issued and outstanding ordinary shares, nominal value €0.01 per share (collectively, the “EOS Shares”), for a cash offer of €2.45 per EOS Share, and outstanding convertible bonds of EOS (“OCEANEs”) for a cash offer of €7.01 per OCEANE, which included accrued but unpaid interest. On May 13, 2021 (the “Change in Control Date”), the Company substantially completed the Offer, pursuant to which the Company purchased 59% of the issued and outstanding EOS Shares and 53% of the OCEANEs for $66.5 million in cash pursuant to the Offer. In addition, prior to the Change in Control Date, the Company had also acquired 30% of the issued and outstanding EOS Shares and 4% of the OCEANEs on the open market for $25.0 million in cash. After the Change in Control Date, the Company held a controlling financial interest in EOS representing 89% of issued and outstanding EOS Shares and 57% of OCEANEs, equal to approximately 80% of the capital and voting rights of EOS on a fully diluted basis.  The Offer was reopened on May 17, 2021 to purchase the remaining EOS Shares for $8.5 million, ultimately resulting in the acquisition of 100% of EOS Shares and 57% of the OCEANEs as of June 2, 2021. As of June 2, 2021, the total cash paid to acquire 100% of the EOS Shares and 57% of the OCEANEs was $100.0 million.

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

The Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the outcome of the valuation, certain assumptions and findings that were in place at the date of acquisition may result in changes in the purchase price allocation. During the three months ended March 31, 2022, the Company recorded a purchase accounting adjustment primarily related to deferred tax assets, which resulted in a $1.6 million increase to goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values were as follows:

(in thousands)	As of May 13, 2021
Cash paid for purchase of EOS shares at Change in Control Date	$46,908
Cash paid for purchase of OCEANEs at Change in Control Date	19,620
Total cash paid at Change in Control Date	66,528
Fair value of investment in EOS Shares held prior to Change in Control Date	23,549
Fair value of investment in OCEANEs held prior to Change in Control Date	1,477
Total fair value of investment in EOS held prior to Change in Control Date	25,026
Fair value of noncontrolling interest acquired after Change in Control Date	8,454
$100,008

Cash and cash equivalents	$16,778
Accounts receivable	9,083
Inventory	26,681
Other current assets	4,422
Property, plant and equipment, net	1,650
Deferred tax assets	536
Right-of-use asset	4,341
Goodwill	29,469
Definite-lived intangible assets:
Developed technology	56,000
Customer relationships	9,500
Trade names	6,000
Other noncurrent assets	395
Contract liabilities	21,196
Long-term debt	15,297
Other liabilities assumed	28,354
Total identifiable net assets	$100,008

The purchase price, including cash paid at the Change in Control Date, the fair value of the investment held prior to the Change in Control Date, and the fair value of the noncontrolling interest acquired after the Change in Control Date, exceeded the fair value of the net tangible and identifiable intangible assets acquired as part of the acquisition. As a result, the Company recorded goodwill in connection with the acquisition. Goodwill primarily consists of expected revenue synergies resulting from the combination of product portfolios and cost synergies related to elimination of redundant facilities and functions associated with the combined entity. Goodwill recognized in this transaction is not deductible for tax purposes. The intangible assets acquired will be amortized on a straight-line basis over useful lives of ten years, seven years and ten years for technology-based, customer-related, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable in the market.

The following table presents the unaudited pro forma results for the three months ended March 31, 2021, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2020 by nature of such adjustments, instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The comparable period for the three months ended March 31, 2021 includes adjustments directly attributable to the business combination, including $1.8 million in amortization charges for acquired intangible assets, a $0.5 million adjustment related to the increased fair value of acquired inventory and $2.3 million in acquisition related expenses. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Total revenue	$70,933	$50,986
Net loss	(42,844)	(26,707)
Net loss per share, basic and diluted	$(0.43)	$(0.31)

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2022, and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$120,023	—	—	$120,023
Total cash equivalents	$120,023	—	—	$120,023

Liability classified equity award	$—	—	2,328	$2,328

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$140,010	—	—	$140,010
Total cash equivalents	$140,010	—	—	$140,010

Liability classified equity award	$—	—	2,052	$2,052

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

The Company issued a liability classified equity award to one of its executive officers. The award vests in 2023 subject to continued service and a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specific market condition with the valuation updated at each reporting period. The full fair value of the award was $3.2 million as of March 31, 2022 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 (in thousands):

Level 3 Liabilities
Balance at December 31, 2021	$2,052
Straight-line recognition of liability classified equity award	196
Change in fair value measurement	80
Balance at March 31, 2022	$2,328

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 was approximately $308.2 million at March 31, 2022 and approximately $308.1 million at December 31, 2021. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding OCEANE was approximately $13.9 million at March 31, 2022 and approximately $14.1 million at December 31, 2021. See Note 9 for further information.

5. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$15,792	$14,671
Work-in-process	6,220	5,712
Finished goods	77,031	71,320
Inventories	$99,043	$91,703

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2022	December 31, 2021
Surgical instruments	4	$140,585	$130,432
Machinery and equipment	7	11,135	11,092
Computer equipment	3	5,796	5,694
Office furniture and equipment	5	3,880	3,861
Leasehold improvements	various	1,748	1,754
Construction in progress	n/a	12,063	7,292
		175,207	160,125
Less: accumulated depreciation and amortization		(79,022)	(72,724)
Property and equipment, net		$96,185	$87,401

Total depreciation expense was $7.1 million and $3.4 million for the three months ended March 31, 2022, and 2021, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended March 31, 2022 included the following (in thousands):

December 31, 2021	$39,689
Purchase price allocation adjustment	1,628
Foreign currency fluctuation	(486)
March 31, 2022	$40,831

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
March 31, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	12	$73,665	$(7,303)	$66,362
Trademarks and trade names	10	5,638	(609)	5,029
Customer relationships	5	14,583	(5,685)	8,898
Distribution network	3	2,413	(1,890)	523
In-process research and development	n/a	1,278	—	1,278
Total		$97,577	$(15,487)	$82,090

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2021:	(in years)	Amount	Amortization	Assets, net
Developed product technology	12	$74,543	$(5,768)	$68,775
Trademarks and trade names	10	5,732	(477)	5,255
Customer relationships	5	14,732	(5,264)	9,468
Distribution network	3	2,413	(1,840)	573
In-process research and development	n/a	1,203	—	1,203
Total		$98,623	$(13,349)	$85,274

Total amortization expense attributed to intangible assets was $2.2 million and $0.4 million for the three months ended March 31, 2022, and 2021, respectively. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$6,734
2023	8,957
2024	8,854
2025	8,269
2026	8,269
Thereafter	41,007
$82,090

8. Contract Liability

Contract liability consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract liability	$17,427	$18,151
Less: Non-current portion of contract liability	(2,534)	(2,896)
Current portion of contract liability	$14,893	$15,255

The non-current contract liability balance is included in other long-term liabilities on the condensed consolidated balance sheets. Contract liability relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily related to undelivered equipment, services, or maintenance agreements. The Company recognized $4.3 million of revenue from its contract liabilities during the three months ended March 31, 2022. The opening and closing balances of the Company’s contract liability are as follows (in thousands):

Balance at December 31, 2021	$18,151
Payments received	3,592
Revenue recognized	(4,316)
Balance at March 31, 2022	$17,427

9. Debt

0.75% Senior Convertible Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured Senior Convertible Notes (the "2026 Notes") with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses and before cash use for the privately negotiated capped call transactions (the “Capped Call Transactions”), as described below, the repurchase of stock, and the repayment of the outstanding term loan with Squadron Medical Finance Solutions, LLC (“Squadron Medical”) and outstanding obligation under the Inventory Financing Agreement, as described below. The 2026 Notes do not contain any financial covenants.

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

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2022, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of March 31, 2022.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The interest expense recognized on the 2026 Notes for the three months ended March 31, 2022 includes $0.6 million for the contractual coupon interest and $0.5 million for the amortization of debt issuance costs. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

March 31, 2022
Principal	$316,250
Unamortized debt issuance costs	(8,776)
Net carrying value	$307,474

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into the Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2026 Notes upon conversion of the 2026 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the Capped Call Transactions with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial cap price of $27.68 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on August 5, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes. The cost of the Capped Call Transactions was approximately $39.9 million.

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

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANE convertible bonds, denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.2 million for the three months ended March 31, 2022.

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

The carrying value of the outstanding OCEANEs was $13.9 million (€12.5 million) as of March 31, 2022.

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

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The Company has recorded the debt as long-term debt on the condensed consolidated balance sheets as of March 31, 2022. The outstanding obligation under each loan as of March 31, 2022 was $3.6 million and $1.6 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of March 31, 2022 (in thousands):

Remainder of 2022	$1,781
2023	14,585
2024	1,331
2025	1,314
2026	317,564
Thereafter	629
Total	337,204
Less: debt discount	(8,776)
Total	328,428
Less: current portion of long-term debt	(1,789)
Long-term debt	$326,639

10. Commitments and Contingencies

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three months ended March 31, 2022 were immaterial. The Company had an immaterial amount of financing leases as of March 31, 2022, which is included in property and equipment, net, and accrued expenses and other current liabilities, on the condensed consolidated balance sheets.

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

On April 9, 2021, the Company entered into a 7-year operating lease agreement for a distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six-month options to renew which were not reasonably certain to be exercised. The Company recognized a $1.7 million ROU asset and $1.6 million lease liability upon taking control of the premises on the lease commencement date. Base rent under the new building lease will be commensurate with the Company’s proportionate share of occupancy of the new building and will increase annually by 3.0% throughout the remainder of the lease.

With the acquisition of EOS, the Company assumed its ROU assets and lease liabilities in the amount of $4.3 million. EOS occupies its main office in Paris, France. The EOS office in Paris, France is a 10-year operating lease that commenced in 2019 and will terminate in September 2028. Base rent under the lease is approximately $0.6 million per year.

Future minimum annual lease payments for all operating leases of the Company are as follows as of March 31, 2022 (in thousands):

Remainder of 2022	$3,245
2023	4,471
2024	4,547
2025	4,580
2026	4,684
Thereafter	17,830
Total undiscounted lease payments	39,357
Less: imputed interest	(11,389)
Operating lease liability	27,968
Less: current portion of operating lease liability	(4,034)
Operating lease liability, less current portion	$23,934

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.3	8.6
Weighted-average discount rate	8.5%	8.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Rent expense	$1,156	$1,083
Cash paid for amounts included in measurement of lease liabilities	$1,022	$380

Purchase Commitments

With the acquisition of EOS, the Company assumed its inventory purchase commitment agreement with a third-party supplier. The Company is obligated to certain minimum purchase commitment requirements through December 2026. As of March 31, 2022, the remaining minimum purchase commitment required by the Company under the agreement was $32.4 million.

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company’s condensed consolidated financial statements. An estimated loss contingency is accrued in the Company’s condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

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

In January 2021, NuVasive filed a Motion for Partial Summary Judgment of infringement and validity of the ’156 and ’334 Implant Patents and the Company filed a Motion for Summary Judgment of invalidity of those same patents. These motions were argued to the Court on June 29, 2021. In August 2021, the Court denied NuVasive’s motion and granted the Company’s motion for summary judgment of invalidity of the ’156 Patent. In September 2021, NuVasive elected not to proceed with its remaining claims for the ’334 Patent, ’780 Patent, ’270 Patent, ’227 Patent, and ’859 Patent. Trial on the remaining patents (’801 Patent, ’832 Patent, and ’531 Patent) began on March 1, 2022, and completed on March 11, 2022. On March 15, 2022, the Court ordered the parties to participate in post-trial settlement conference. The Court has not entered judgement, and, on joint motion of the parties, the Court has extended the deadlines for post-trial motions until May 20, 2022. The post-trial settlement conference took place on March 28, 2022. The parties remain engaged in settlement discussions and the Company continues to contest vigorously all claims asserted.

The Company does not anticipate that any outcome will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, on June 28, 2018, NuVasive amended its complaint to add the Company as a defendant. On October 12, 2018, the Delaware Court ordered that NuVasive begin advancing legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of March 31, 2022, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

Royalties

The Company has entered into various intellectual property agreements requiring the payment of royalties based on the sale of products that utilize such intellectual property. These royalties primarily relate to products sold by Alphatec Spine and are based on fixed fees or are calculated either as a percentage of net sales or on a per-unit sold basis. Royalties are included on the accompanying condensed consolidated statements of operations as a component of cost of sales.

11. Orthotec Settlement

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

The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital has agreed to contribute $5.0 million to the $49.0 million settlement amount. During the year ended December 31, 2021, HealthpointCapital made $4.0 million in payments and completed its contribution to the settlement amount.

As of March 31, 2022, the Company has made installment payments in the aggregate of $50.1 million, with a remaining outstanding balance of $7.7 million (including imputed interest). The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	March 31, 2022	December 31, 2021
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	2,965	3,587
Total	7,365	7,987
Future imputed interest	358	478
Total settlement obligation, net	$7,723	$8,465

12. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, RSUs, and PRSUs to officers, directors and third parties. Total stock-based compensation for the periods presented were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of sales	$256	$95
Research and development	972	498
Sales, general and administrative	8,956	3,881
Total	$10,184	$4,474

As of March 31, 2022, there was $57.9 million of unamortized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.81 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 1,225,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2022, and issued approximately 473,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2021.

Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP approved by its shareholders. During the three months ended March 31, 2022, and 2021, no shares were issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	0.07%	0.10%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	50.29%	78.51%

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable by cash exercise only. During the three months ended March 31, 2022, and 2021, there were approximately 425,000 and 145,000 2017 PIPE Warrant exercises, respectively, for total cash proceeds of $0.9 million and $0.3 million, respectively. As of March 31, 2022, approximately 1,887,000 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three months ended March 31, 2022, and 2021, there were approximately 126,000 and 2,148,000 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $0.4 million and $0.3 million, respectively. As of March 31, 2022, approximately 8,354,000 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

In conjunction with the Company’s 2018 acquisition of SafeOp, the Company issued warrants to purchase 2,200,000 shares of common stock at an exercise price of $3.50 per share (the “SafeOp Surgical Merger Warrants”), which have a five-year life and are exercisable by cash or cashless exercise. There were no exercises during the three months ended March 31, 2022. During the three months ended March 31, 2021, there were approximately 1,000,000 SafeOp Surgical Merger Warrant exercises for cash proceeds of $0.1 million. As of March 31, 2022, approximately 1,195,000 SafeOp Surgical Merger Warrants remained outstanding.

Squadron Medical Warrants

During the year ended December 31, 2018, in connection with the initial debt financing with Squadron Medical and a participant lender, the Company issued warrants (the “Squadron Medical Warrants”) to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,839,000 Squadron Medical Warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,076,000 Squadron Medical Warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron Medical debt for total Squadron Medical Warrants outstanding to Squadron Medical and the participant lender of 6,760,000. In conjunction with the second amendment, the expiration dates for all existing Squadron Medical Warrants were extended to May 29, 2027 to align all outstanding warrant expiration dates. No Squadron Medical Warrants have been exercised as of March 31, 2022.

Executive Warrants

In December 2017 the Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer, to purchase approximately 1,327,000 shares of the Company’s common stock for $5.00 per share (the “Executive Warrants”). The Executive Warrants have a five-year term and are exercisable by cash or cashless exercise. The Executive Warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the Executive Warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017, as the Executive Warrants were immediately vested upon issuance. No Executive Warrants have been exercised as of March 31, 2022.

A summary of all outstanding warrants for common stock as of March 31, 2022, were as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2017 PIPE Warrants	1,887	$2.00	June 2022
2018 PIPE Warrants	8,354	$3.50	May 2023
SafeOp Surgical Merger Warrants	1,195	$3.50	May 2023
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2022
Other(1)	131	$5.74	Various through February 2026
Total	19,654
(1)	Weighted-average strike price.

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

Net revenue and property, plant and equipment, net, by geographic region were as follows (in thousands):

	Revenue		Property and equipment, net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2022	2021	2022	2021
United States	$67,034	$43,716	$91,967	$85,320
International	3,899	405	4,218	2,081
Total	$70,933	$44,121	$96,185	$87,401

14. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. If applicable, diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the period.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(42,844)	$(22,903)
Denominator:
Weighted average common shares outstanding	99,978	87,223
Net loss per share, basic and diluted:	$(0.43)	$(0.26)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2022	2021
Series A convertible preferred stock	29	29
Options to purchase common stock and employee stock purchase plan	3,435	3,898
Unvested restricted share awards	9,781	8,866
Warrants to purchase common stock	19,654	21,594
Senior convertible notes	17,246	—
Total	50,145	34,387

15. Income Taxes

To calculate its interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate, adjusted for discrete items arising in that quarter. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the estimated annual taxable income or loss for the year and projections of the proportion of income earned and taxed in foreign jurisdictions. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

The Company’s effective tax rate from continuing operations was (0.30%) and (0.22%) for the three months ended March 31, 2022, and 2021, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

16. Related Party Transactions

In November 2018, the Company entered into the Term Loan and Inventory Financing Agreement with certain affiliates of Squadron Capital, LLC (“Squadron”), including an inventory supplier (the “Squadron Supplier Affiliate”). The Term Loan was amended in March 2019, May 2020, and December 2020. On August 10, 2021, the Company terminated and repaid all obligations under the Term Loan and the Inventory Financing Agreement. For the three months ended March 31, 2022, and 2021, the Company purchased inventory in the amounts of $2.4 million and $2.3 million, respectively, from the Squadron Supplier Affiliate. As of March 31, 2022, and December 31, 2021, the Company had $1.7 million and $0.8 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases. Squadron was a lead investor in the Private Placement that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron, currently serves on the Company’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. We are dedicated to revolutionizing the approach to spine surgery through clinical distinction. We are focused on developing new approaches that integrate seamlessly with our expanding Alpha InformatiX™ product platform to better inform surgery and to achieve the goals of spine surgery more safely and reproducibly. We have a broad product portfolio designed to address the spine’s various pathologies. Our ultimate vision is to be the standard bearer in spine.

We intend to drive growth by capitalizing on our collective spine experience and investing in the research and development to continually differentiate our solutions and improve spine surgery. We believe our future success will be fueled by introducing market-shifting innovation to the spine market, and that we are well-positioned to capitalize on current spine market dynamics.

We market and sell our products through a network of independent distributors and direct sales representatives. An objective of our leadership team is to deliver increasingly consistent, predictable growth. To accomplish this, we have partnered more closely with new and existing distributors to create a more dedicated and loyal sales channel for the future. We have added, and intend to continue to add, new high-quality exclusive and dedicated distributors and direct sales representatives to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the United States and internationally, as well as better penetrate existing accounts and territories.

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

Cost of sales. Cost of sales consists primarily of direct product costs, royalties, service labor hours, and parts. Our product costs consist primarily of raw materials, component parts, direct labor, and overhead. The product costs of certain of our biologics products include the cost of procuring and processing human tissue. We incur royalties related to the technologies that we license from others and the products that are developed in part by surgeons with whom we collaborate in the product development process.

Research and development expenses. Research and development expenses consist of costs associated with the design, development, testing, and enhancement of our products. Research and development expenses also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers and development consultants in the form of both cash and equity.

Sales, general and administrative expenses. Sales, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions and other variable costs, depreciation of our surgical instruments, regulatory affairs, quality assurance costs, professional service fees, travel, medical education, trade show and marketing costs, and insurance.

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing litigation, primarily with NuVasive, Inc.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of intangible assets acquired in business combinations and asset purchases.

Transaction-related expenses. Transaction-related expenses are certain costs incurred related primarily to the acquisition and integration of EOS.

Restructuring expenses. Restructuring expenses are costs incurred related primarily to severance, social plan benefits and related taxes in connection with cost rationalization efforts, as well as costs associated with the opening or closing of office and warehouse facilities.

Total interest and other expense, net. Total interest and other expense, net includes interest income, interest expense, gains and losses from foreign currency exchanges and other non-operating gains and losses.

Income tax provision. Income tax provision primarily consists of an estimate of federal, state, and foreign income taxes based on enacted state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowances for accounts receivable, inventories, intangible assets, stock-based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumption conditions.

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2022, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2022	2021	$	%
Revenue:
Revenue from products and services	$70,918	$43,716	$27,202	62%
Revenue from international supply agreement	15	405	(390)	(96)%
Total revenue	$70,933	$44,121	$26,812	61%

Revenue associated with our acquisition of EOS accounted for approximately $10.3 million, or 38%, of the increase in revenue from products and services for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Revenue from products and services, excluding EOS, accounted for approximately $16.9 million, or 62%, of the increase during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase in product volume that was due to the continued expansion of our new product portfolio, increases in our surgeon user base, and progress related to the transformation of our sales network.

Cost of sales

	Three Months Ended March 31,		Change
(in thousands, except %)	2022	2021	$	%
Cost of sales	$21,717	$12,263	$9,454	77%

Cost of sales associated with EOS operations accounted for approximately $5.2 million, or 55%, of the increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Cost of sales, excluding EOS, accounted for approximately $4.3 million, or 45%, of the increase during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to product volume.

Operating expenses

	Three Months Ended March 31,		Change
(in thousands, except %)	2022	2021	$	%
Operating expenses:
Research and development	$9,722	$5,801	$3,921	68%
Sales, general and administrative	69,471	40,426	29,045	72%
Litigation-related expenses	7,532	3,335	4,197	126%
Amortization of acquired intangible assets	2,230	172	2,058	1,197%
Transaction-related expenses	120	1,012	(892)	(88)%
Restructuring expenses	1,370	158	1,212	767%
Total operating expenses	$90,445	$50,904	$39,541	78%

Research and development expenses. Research and development expense associated with EOS accounted for approximately $1.1 million, or 28%, of the total increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Research and development expense, excluding EOS, accounted for approximately $2.8 million, or 72%, of the increase during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses associated with EOS accounted for approximately $2.9 million, or 10%, of the total increase for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Sales, general and administrative expenses, excluding EOS, accounted for approximately $26.1 million, or 90%, of the increase during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses increased by $4.2 million, or 126%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Litigation expense is primarily related to our ongoing litigation with NuVasive, Inc. and other legal activities.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to the amortization of intangible assets acquired in the EOS acquisition.

Transaction-related expenses. The decrease in transaction-related expenses for the three months ended March 31, 2022, is primarily due to the closing of the EOS acquisition on May 13, 2021.

Restructuring expenses. The increase in restructuring costs for the three months ended March 31, 2022, is due to severance, social plan benefits and related taxes in connection with cost rationalization efforts.

Total interest and other expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2022	2021	$	%
Interest and other expense, net:
Interest expense, net	$(1,456)	$(1,938)	$482	(25)%
Other expense, net	(30)	(1,889)	1,859	(98)%
Total interest and other expense, net	$(1,486)	$(3,827)	$2,341	(61)%

The decrease in other expense, net, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to foreign currency losses related to the forward contract settlement and the net loss on debt extinguishment associated with the early payoff of the term loan and the PPP loan forgiveness, which were non-recurring expenses incurred during the three months ended March 31, 2021. The decrease in interest expense, net, was primarily due lower interest rates on the 2026 Notes compared to the Term Loan that was repaid in full during the year ended December 31, 2021.

Income tax provision

	Three Months Ended March 31,		Change
(in thousands, except %)	2022	2021	$	%
Income tax provision	$129	$30	$99	330%

The increase in the income tax provision for the three months ended March 31, 2022, was primarily related to the recognition of uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which include working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, and the timing of introductions of new products and enhancements to existing products. As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt market, we expect to be able to secure reasonable borrowing rates.

Cash and cash equivalents were $151.8 million and $187.2 million at March 31, 2022, and December 31, 2021, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(24,712)	$(18,604)
Investing activities	(13,407)	(25,994)
Financing activities	2,697	130,776
Effect of exchange rate changes on cash	(14)	(2,806)
Net (decrease) increase in cash and cash equivalents	$(35,436)	$83,372

Operating Activities

We used cash of $24.7 million from operating activities for the three months ended March 31, 2022. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $13.4 million in investing activities for the three months ended March 31, 2022, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided $2.7 million of cash for the three months ended March 31, 2022, which is related to proceeds from financed insurance and proceeds from warrant exercises.

Debt and Commitments

As of March 31, 2022, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

We assumed the OCEANE convertible bonds issued by EOS in connection with our acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs of $13.9 million (€12.5 million) will mature on May 31, 2023.

We also assumed $5.2 million (€4.8 million) in other debts with the acquisition of EOS that are due in monthly and quarterly installments beginning in 2023 through maturity in 2027.

As of March 31, 2022, we have made $50.1 million in Orthotec settlement payments and there remains an outstanding balance of $7.7 million in Orthotec settlement payments (including imputed interest) to be paid by us.

With the acquisition of EOS, we assumed its inventory purchase commitment agreement with a third-party supplier. We are obligated to certain minimum purchase commitment requirements through December 2026. As of March 31, 2022, the remaining minimum purchase commitment under the agreement was $32.4 million.

Contractual obligations and commercial commitments

As of March 31, 2022, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Real Property Leases

On April 9, 2021, we entered into a 7-year operating lease agreement for a distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the lease commenced on May 1, 2021, and will terminate on May 1, 2028, subject to two thirty-six-month options to renew. Base rent under the building lease will be commensurate with our proportionate share of occupancy of the building and will increase annually by 3.0% throughout the remainder of the lease.

With the acquisition of EOS, we assumed its right-of-use assets and leases liabilities in the amount of $4.3 million. EOS occupies its main office in Paris, France. The EOS office in Paris, France is an operating lease that commenced in 2019 and will terminate in September 2028.

On December 4, 2019, we entered into a lease agreement for our headquarters location which consists of 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. The term of the lease commenced on February 1, 2021, and will terminate January 31, 2031, subject to two sixty-month options to renew. Base rent under the lease increases annually by 3.0% throughout the remainder of the lease.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC.

Forward Looking Statements

This Quarterly Report on Form 10-Q incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding:

•	our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, uses and sources of cash and liquidity, including our anticipated revenue growth and cost savings;
•	our ability to achieve profitability, and the potential need to raise additional funding;
•	our ability to ensure that we have effective disclosure controls and procedures;
•	our ability to meet, and potential liability from not meeting, any outstanding commitments and contractual obligations;
•	our ability to maintain compliance with the quality requirements of the U.S. Food and Drug Administration and similar foreign regulatory requirements;
•	our ability to market, improve, grow, commercialize and achieve market acceptance of any of our products or any product candidates that we are developing or may develop in the future;
•	our ability to continue to enhance our product offerings, and to commercialize and achieve market acceptance of any of our products or product candidates;
•	the effect of any existing or future federal, state or international regulations on our ability to effectively conduct our business;
•	our business strategy and our underlying assumptions about market data, demographic trends, reimbursement trends and pricing trends
•	our ability to maintain an adequate global sales network for our products, including to attract and retain independent distributors and direct sales representatives;
•	our ability to increase the use and promotion of our products by training and educating spine surgeons and our global sales network;
•	our ability to attract and retain a qualified management team, as well as other qualified personnel and advisors;
•	our ability to enter into licensing and business combination agreements with third parties and to successfully integrate the acquired technology and/or businesses;
•	the impact of global economic and political conditions and public health crises on our business and industry; and
•	other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no significant changes to this information.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2022. Based on such evaluation, our management has concluded that as of March 31, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. There have been no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Due to the timing of our acquisition of EOS, the internal control over financial reporting of the acquired company and its subsidiaries, including the portion of disclosure controls and procedures that related to internal control over financial reporting, was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of the period covered by this report. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first twelve months of consolidation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

We are and may become involved in various legal proceedings arising from our business activities. While the Company has no material accruals for pending litigation or claims for which accrual amounts are not disclosed in the Company’s condensed consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future condensed consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our condensed consolidated financial statements. An estimated loss contingency is accrued in our condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability.

Refer to Note 10 to the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for further information regarding the NuVasive, Inc. litigation.

Item 1A.	Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022, except for those noted below:

The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, such as increases in the costs of labor and supplies, it will likely affect our expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued unregistered equity securities as described below:

On February 1, 2022, the Company issued 50,000 restricted shares of the Company’s common stock with a grant date fair value of $10.33, based on the market price of common stock on grant date, to a consultant for consulting services rendered to the Company. The restrictions applicable to the shares will expire if the consultant’s engagement with the Company continues through June 30, 2022.

On each of January 20, 2022, February 22, 2022, and March 17, 2022, the Company issued 10,000 restricted shares of the Company’s common stock with a grant date fair values of $10.61, $9.59 and $10.94, respectively, based on the market price of common stock on grant dates, to an independent distributor for distribution and related services rendered to the Company.

On each of January 5, 2022 and March 23, 2022, the Company issued 10,000 restricted shares of the Company’s common stock with a grant date fair values of $11.65 and $10.45, respectively, based on the market price of common stock on grant dates, to an independent distributor for distribution and related services rendered to the Company.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Number Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: May 5, 2022