Form 10-Q
period 2022-06-30
Alphatec Holdings, Inc.
filed 2022-08-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, there were 104,656,433 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$107,470	$187,248
Accounts receivable, net of allowances of $561 and $2,307, respectively	43,928	41,893
Inventories	102,796	91,703
Prepaid expenses and other current assets	11,045	10,313
Total current assets	265,239	331,157
Property and equipment, net	99,183	87,401
Right-of-use assets	28,116	25,283
Goodwill	39,170	39,689
Intangible assets, net	78,611	85,274
Other assets	1,616	3,249
Total assets	$511,935	$572,053
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,157	$25,737
Accrued expenses and other current liabilities	55,874	55,549
Contract liabilities	13,850	15,255
Short-term debt	14,266	342
Current portion of operating lease liabilities	4,164	4,212
Total current liabilities	121,311	101,095
Long-term debt	313,397	326,489
Operating lease liabilities, less current portion	27,335	24,383
Other long-term liabilities	15,750	17,061
Commitments and contingencies (Note 10)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2022 and December 31, 2021; 3,319 shares issued and outstanding at June 30, 2022 and December 31, 2021	23,603	23,603
Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized, and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 authorized; 104,633 shares issued and 104,518 shares outstanding at June 30, 2022; and 99,627 shares issued and 99,537 shares outstanding at December 31, 2021	11	10
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	910,577	892,828
Accumulated other comprehensive deficit	(12,463)	(5,994)
Accumulated deficit	(862,489)	(782,325)
Total stockholders’ equity	10,539	79,422
Total liabilities and stockholders’ equity	$511,935	$572,053

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Revenue from products and services	$84,151	$61,885	$155,069	$105,601
Revenue from international supply agreement	—	364	15	769
Total revenue	84,151	62,249	155,084	106,370
Cost of sales	28,675	21,184	50,392	33,447
Gross profit	55,476	41,065	104,692	72,923
Operating expenses:
Research and development	10,596	7,839	20,318	13,640
Sales, general and administrative	72,668	60,659	142,139	101,085
Litigation-related expenses	5,495	1,167	13,027	4,502
Amortization of acquired intangible assets	2,177	1,208	4,407	1,380
Transaction-related expenses	—	4,771	120	5,783
Restructuring expenses	289	1,173	1,659	1,331
Total operating expenses	91,225	76,817	181,670	127,721
Operating loss	(35,749)	(35,752)	(76,978)	(54,798)
Interest and other expense, net:
Interest expense, net	(1,435)	(2,394)	(2,891)	(4,332)
Other income (expense), net	67	(16)	37	(1,905)
Total interest and other expense, net	(1,368)	(2,410)	(2,854)	(6,237)
Net loss before taxes	(37,117)	(38,162)	(79,832)	(61,035)
Income tax provision	203	43	332	73
Net loss	$(37,320)	$(38,205)	$(80,164)	$(61,108)
Net loss per share, basic and diluted	$(0.36)	$(0.39)	$(0.79)	$(0.66)
Weighted average shares outstanding, basic and diluted	102,849	98,541	101,422	92,912

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(37,320)	$(38,205)	$(80,164)	$(61,108)
Foreign currency translation adjustments	(5,289)	1,697	(6,469)	(1,355)
Comprehensive loss	$(42,609)	$(36,508)	$(86,633)	$(62,463)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(5,994)	$(782,325)	$79,422
Stock-based compensation	—	—	7,730	—	—	—	7,730
Sales agent equity incentives	199	—	2,178	—	—	—	2,178
Common stock issued for warrant exercises	551	—	1,289	—	—	—	1,289
Common stock issued for stock option exercises	39	—	140	—	—	—	140
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	852	—	(4,751)	—	—	—	(4,751)
Foreign currency translation adjustments	—	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	—	(42,844)	(42,844)
Balance at March 31, 2022	101,178	$10	$899,414	$(25,097)	$(7,174)	$(825,169)	$41,984
Stock-based compensation	—	—	10,109	—	—	—	10,109
Sales agent equity incentives	20	—	361	—	—	—	361
Common stock issued for conversion of Series A preferred stock	29	—	—	—	—	—	—
Common stock issued for warrant exercises	1,914	1	2,674	—	—	—	2,675
Common stock issued for employee stock purchase plan and stock option exercises	535	—	2,331	—	—	—	2,331
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	819	—	(4,562)	—	—	—	(4,562)
Common stock issued for asset acquisition	23	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(5,289)	—	(5,289)
Net loss	—	—	—	—	—	(37,320)	(37,320)
Balance at June 30, 2022	104,518	$11	$910,577	$(25,097)	$(12,463)	$(862,489)	$10,539

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Sales agent equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292
Stock-based compensation	—	—	11,187	—	—	—	—	11,187
Sales agent equity incentives	—	—	94	—	—	—	—	94
Common stock issued for warrant exercises	1,576	—	1,729	—	—	—	—	1,729
Common stock issued for employee stock purchase plan and stock option exercises	356	—	1,479	—	—	—	—	1,479
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	1,125	—	(5,687)	—	—	—	—	(5,687)
Issuance of common stock for public offering, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	1,697	—	1,697
Net loss	—	—	—	—	—	—	(38,205)	(38,205)
Balance at June 30, 2021	100,049	$10	$914,659	$(1,800)	$(97)	$(151)	$(699,107)	$213,514

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(80,164)	$(61,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,007	10,394
Stock-based compensation	19,387	15,970
Amortization of debt discount and debt issuance costs	973	1,292
Amortization of right-of-use assets	1,128	1,950
Write-down for excess and obsolete inventories	4,100	4,317
Loss on disposal of assets	1,194	689
Other	(126)	2,003
Changes in operating assets and liabilities:
Accounts receivable	(2,255)	(1,261)
Inventories	(16,615)	(15,195)
Prepaid expenses and other current assets	(1,093)	1,515
Other assets	(253)	145
Accounts payable	7,651	3,797
Accrued expenses	(3,646)	(62)
Lease liabilities	(1,054)	(26)
Contract liabilities	(187)	(444)
Other long-term liabilities	(97)	914
Net cash used in operating activities	(52,050)	(35,110)
Investing activities:
Purchase of property and equipment	(26,338)	(36,028)
Purchase of intangible assets	(1,479)	—
Acquisition of business, net of cash acquired	—	(62,133)
Purchase of OCEANE	—	(21,097)
Cash paid for investments	—	(3,000)
Settlement of forward contract	—	(2,589)
Net cash used in investing activities	(27,817)	(124,847)
Financing activities:
Proceeds from common stock offering	—	131,828
Net cash received (paid) from common stock exercises	218	(3,044)
Proceeds from financed insurance	1,617	—
Principal payments on finance lease obligations	(83)	(2)
Principal payments on term loan and notes payable	(981)	(13)
Net cash provided by financing activities	771	128,769
Effect of exchange rate changes on cash	(682)	4
Net decrease in cash and cash equivalents	(79,778)	(31,184)
Cash and cash equivalents at beginning of period	187,248	107,765
Cash and cash equivalents at end of period	$107,470	$76,581
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,970	$3,476
Cash paid for income taxes	$267	$225
Supplemental disclosure of noncash activities:
Financed insurance	$1,617	$—
Financed inventory	$—	$3,707
Purchases of property and equipment in accounts payable and accrued expenses	$2,304	$591
Purchase of intangible assets	$750	$—
Recognition of lease liability	$—	$23,159
Modification of lease liability for lease amendment	$4,288	$—
Common stock issued for asset acquisition	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A. (“EOS”), is a medical technology company that designs, develops, and markets technology for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company markets its products in the United States of America and internationally via a network of independent sales agents and direct sales representatives.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future periods.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, goodwill, intangible assets, allowances for doubtful accounts, the valuation of share-based liabilities, deferred tax assets, inventory, stock-based compensation, revenues, income tax uncertainties, and other contingencies.

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

Sales are derived primarily from the sale of spinal implant products to hospitals and medical centers through direct sales representatives and independent sales agents, and with the acquisition of EOS, includes imaging equipment and related services. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer. In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

During the six months ended June 30, 2022, the Company recorded a purchase accounting adjustment primarily related to deferred tax assets, which resulted in a $1.6 million increase to goodwill. The Company has completed its estimate of the fair value of the purchase consideration, the assets acquired, and the liabilities assumed. Accordingly, the Company has allocated the purchase consideration as follows:

(in thousands)	As of May 13, 2021
Cash paid for purchase of EOS shares at Change in Control Date	$46,908
Cash paid for purchase of OCEANEs at Change in Control Date	19,620
Total cash paid at Change in Control Date	66,528
Fair value of investment in EOS Shares held prior to Change in Control Date	23,549
Fair value of investment in OCEANEs held prior to Change in Control Date	1,477
Total fair value of investment in EOS held prior to Change in Control Date	25,026
Fair value of noncontrolling interest acquired after Change in Control Date	8,454
$100,008

Cash and cash equivalents	$16,778
Accounts receivable	9,083
Inventory	26,681
Other current assets	4,422
Property, plant and equipment, net	1,650
Deferred tax assets	536
Right-of-use assets	4,341
Goodwill	29,469
Definite-lived intangible assets:
Developed technology	56,000
Customer relationships	9,500
Trade names	6,000
Other noncurrent assets	395
Contract liabilities	21,196
Long-term debt	15,297
Other liabilities assumed	28,354
Total identifiable net assets	$100,008

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

Acquisition costs of $4.8 million and $5.8 million were recognized during the three and six months ended June 30, 2021, respectively, as transaction-related expenses on the condensed consolidated statements of operations as incurred. The Company's results of operations for the three and six months ended June 30, 2021 included in the operating results of EOS since the date of acquisition, of $6.1 million of revenue and net loss of $7.2 million in the condensed consolidated statement of operations.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2021, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2020 by nature of such adjustments, instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The comparable period for the three and six months ended June 30, 2021 includes adjustments directly attributable to the business combination, including $2.0 million and $3.8 million in amortization charges for acquired intangible assets, respectively, and $5.1 million and $7.4 million in acquisition related expenses, respectively. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Total revenue	$84,151	$64,077	$155,084	$115,064
Net loss	(37,320)	(40,016)	(80,164)	(61,215)
Net loss per share, basic and diluted	$(0.36)	$(0.41)	$(0.79)	$(0.66)

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$75,043	—	—	$75,043
Total cash equivalents	$75,043	—	—	$75,043

Liability classified equity award	$—	—	1,061	$1,061

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$140,010	—	—	$140,010
Total cash equivalents	$140,010	—	—	$140,010

Liability classified equity award	$—	—	2,052	$2,052

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

The Company issued a liability classified equity award to one of its executive officers. The award vests in 2023 subject to continued service and a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specific market condition with the valuation updated at each reporting period. The full fair value of the award was $1.4 million as of June 30, 2022 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 (in thousands):

Level 3 Liabilities
Balance at December 31, 2021	$2,052
Straight-line recognition of liability classified equity award	196
Change in fair value measurement	80
Balance at March 31, 2022	$2,328
Straight-line recognition of liability classified equity award	202
Change in fair value measurement	(1,469)
Balance at June 30, 2022	$1,061

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 was approximately $247.1 million at June 30, 2022 and approximately $308.1 million at December 31, 2021. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding OCEANE was approximately $13.0 million at June 30, 2022 and approximately $14.1 million at December 31, 2021. See Note 9 for further information.

5. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$14,726	$14,671
Work-in-process	5,336	5,712
Finished goods	82,734	71,320
Inventories	$102,796	$91,703

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	June 30, 2022	December 31, 2021
Surgical instruments	4	$145,123	$130,432
Machinery and equipment	7	10,985	11,092
Computer equipment	3	5,500	5,694
Office furniture and equipment	5	4,316	3,861
Leasehold improvements	various	3,404	1,754
Construction in progress	n/a	14,591	7,292
		183,919	160,125
Less: accumulated depreciation and amortization		(84,736)	(72,724)
Property and equipment, net		$99,183	$87,401

Total depreciation expense was $7.5 million and $14.6 million for the three and six months ended June 30, 2022, respectively, and $5.0 million and $8.4 million for three and six months ended June 30, 2021, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense. Construction in progress includes costs associated with internal-use software.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended June 30, 2022 included the following (in thousands):

December 31, 2021	$39,689
Purchase price allocation adjustment	1,628
Foreign currency fluctuation	(2,147)
June 30, 2022	$39,170

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
June 30, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	11	$72,740	$(8,557)	$64,183
Trademarks and trade names	9	5,298	(708)	4,590
Customer relationships	4	14,043	(6,031)	8,012
Distribution network	2	2,413	(1,940)	473
In-process research and development	n/a	1,353	—	1,353
Total		$95,847	$(17,236)	$78,611

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2021:	(in years)	Amount	Amortization	Assets, net
Developed product technology	12	$74,543	$(5,768)	$68,775
Trademarks and trade names	10	5,732	(477)	5,255
Customer relationships	5	14,732	(5,264)	9,468
Distribution network	3	2,413	(1,840)	573
In-process research and development	n/a	1,203	—	1,203
Total		$98,623	$(13,349)	$85,274

Total amortization expense attributed to intangible assets was $2.2 million and $4.4 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $1.9 million for the three and six months ended June 30, 2021, respectively. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$4,429
2023	8,859
2024	8,756
2025	8,171
2026	8,171
Thereafter	40,225
$78,611

8. Contract Liabilities

Contract liabilities consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract liabilities	$16,650	$18,151
Less: Non-current portion of contract liabilities	(2,800)	(2,896)
Current portion of contract liabilities	$13,850	$15,255

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $5.8 million and $10.1 million of revenue from its contract liabilities during the three and six months ended June 30, 2022, respectively, and $3.4 million of revenue from its contract liabilities during the three and six months ended June 30, 2021. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2021	$18,151
Payments received	8,634
Revenue recognized	(10,135)
Balance at June 30, 2022	$16,650

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

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2022, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of June 30, 2022.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The interest expense recognized on the 2026 Notes for the three and six months ended June 30, 2022 includes $1.1 million and $2.2 million for the contractual coupon interest, respectively, and $0.5 million and $1.0 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

June 30, 2022
Principal	$316,250
Unamortized debt issuance costs	(8,286)
Net carrying value	$307,964

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

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANE convertible bonds, denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.1 million for the three and six months ended June 30, 2021.

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

The carrying value of the outstanding OCEANEs was $13.0 million (€12.5 million) as of June 30, 2022.

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

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of June 30, 2022 was $3.4 million and $1.5 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of June 30, 2022 (in thousands):

Remainder of 2022	$1,207
2023	13,936
2024	1,500
2025	1,233
2026	317,483
Thereafter	590
Total	335,949
Less: debt discount	(8,286)
Total	327,663
Less: current portion of long-term debt	(14,266)
Long-term debt	$313,397

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and six months ended June 30, 2022 were immaterial. The Company had an immaterial amount of financing leases as of June 30, 2022, which is included in property and equipment, net, and accrued expenses and other current liabilities, on the condensed consolidated balance sheets.

Operating Lease

The Company occupies approximately 121,541 square feet of office, engineering, and research and development space in Carlsbad, California. On December 4, 2019, the Company entered into a 10-year operating lease that commenced on February 1, 2021 and will terminate on January 31, 2031, subject to two sixty-month options to renew which are not reasonably certain to be exercised. The Company recognized a $21.1 million ROU asset and $21.5 million lease liability on the condensed consolidated balance sheet upon taking control of the premises on the lease commencement date. Base rent under the building lease for the first twelve months of the term will be $0.2 million per month subject to full abatement during months two through ten, and thereafter will increase annually by 3.0% throughout the remainder of the lease. On May 11, 2022, the Company entered into a lease amendment for the build out of additional space within the building which resulted in a lease modification increasing the ROU asset and lease liability.

On April 9, 2021, the Company entered into a 7-year operating lease agreement for a distribution center which consists of approximately 75,643 square feet of office and warehouse space in Memphis, Tennessee. The term of the lease commenced on May 1, 2021 and will terminate on May 1, 2028, subject to two thirty-six-month options to renew which were not reasonably certain to be exercised. The Company recognized a $1.7 million ROU asset and $1.6 million lease liability upon taking control of the premises on the lease commencement date. Base rent under the building lease will be commensurate with the Company’s proportionate share of occupancy of the building and will increase annually by 3.0% throughout the remainder of the lease.

With the acquisition of EOS, the Company assumed its ROU assets and lease liabilities in the amount of $4.3 million. EOS occupies its main office in Paris, France. The EOS office in Paris, France is a 10-year operating lease that commenced in 2019 and will terminate in September 2028. Base rent under the lease is approximately $0.6 million per year.

Future minimum annual lease payments for all operating leases of the Company are as follows as of June 30, 2022 (in thousands):

Remainder of 2022	$2,193
2023	4,667
2024	4,782
2025	4,752
2026	4,857
Thereafter	18,014
Total undiscounted lease payments	39,265
Less: imputed interest	(7,766)
Operating lease liabilities	31,499
Less: current portion of operating lease liabilities	(4,164)
Operating lease liabilities, less current portion	$27,335

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.2	8.6
Weighted-average discount rate	5.5%	8.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent expense	$1,091	$1,119	$2,247	$2,202
Cash paid for amounts included in measurement of lease liabilities	$1,129	$495	$2,151	$875

Purchase Commitments

With the acquisition of EOS, the Company assumed its inventory purchase commitment agreement with a third-party supplier. The Company is obligated to certain minimum purchase commitment requirements through December 2026. As of June 30, 2022, the remaining minimum purchase commitment required by the Company under the agreement was $28.9 million.

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

In February 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California (NuVasive, Inc. v. Alphatec Holdings, Inc. et al., Case No. 3:18-cv-00347-CAB-MDD (S.D. Cal.)), alleging that certain of the Company’s products (including components of its Battalion™ Lateral System), infringed, or contributed to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,439,832, 8,753,270, 9,833,227 (“Surgical access system and related methods”), U.S. Patent No. 8,361,156 (“Systems and methods for spinal fusion”), and U.S. Design Patent Nos. D652,519 (“Dilator”) and D750,252 (“Intervertebral Implant”). NuVasive sought unspecified monetary damages and an injunction.

In March 2018, the Company moved to dismiss NuVasive’s claims of infringement of its design patents. In May 2018, the Court granted the Company’s motion and dismissed the asserted design patents with prejudice. The Company filed its answer, affirmative defenses and counterclaims to NuVasive’s remaining claims in May 2018.

Also in March 2018, NuVasive moved for a preliminary injunction. In March 2018, the Court denied that motion without prejudice. In April 2018, NuVasive again moved for a preliminary injunction. In July 2018, the Court again denied that motion.

In September 2018, NuVasive filed an Amended Complaint, asserting infringement claims of U.S. Patent Nos. 9,924,859, 9,974,531 and 8,187,334. The Company filed its answer, affirmative defenses and counterclaims to these new claims in October 2018. NuVasive moved to dismiss certain of the Company’s counterclaims. In January 2019, the Court denied NuVasive’s motion as to all but one counterclaim and granted the Company leave to amend that counterclaim. The Company amended the counterclaim and NuVasive again moved to dismiss it. In March 2019, the Court denied NuVasive’s motion. NuVasive filed its answer in April 2019.

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents. In July 2019, PTAB instituted inter partes review. In July 2020, PTAB ruled that all challenged claims of the ‘156 Patent were valid, that several challenged claims of the ‘334 Patent were invalid and that other challenged claims of the ‘334 Patent valid. In February 2022, the U.S. Court of Appeals for the Federal Circuit affirmed the ruling.

In January 2020, NuVasive moved for Partial Summary Judgment of infringement and validity of the ’832, ’780 and ’270 Patents and the Company moved for Summary Judgment of non-infringement of all asserted claims and of invalidity of the ’832 Patent and for dismissal of NuVasive’s claim for lost profits and its allegations of assignor estoppel. In April 2020, the Court granted NuVasive’s Motion as to alleged infringement of the ’832 Patent and denied NuVasive’s Motion in all other respects. The Court granted the Company’s Motion as to dismissal of the allegations of assignor estoppel and denied the Company’s Motion in all other respects.

In January 2021, NuVasive moved for Partial Summary Judgment of infringement and validity of the ’156 and ’334 Implant Patents and the Company moved for Summary Judgment of invalidity of those same patents. In August 2021, the Court denied NuVasive’s motion and granted the Company’s motion for summary judgment of invalidity of the ’156 Patent. In September 2021, NuVasive elected not to proceed with its remaining claims for the ’334 Patent, ’780 Patent, ’270 Patent, ’227 Patent, and ’859 Patent. Trial on the remaining patents (’801 Patent, ’832 Patent, and ’531 Patent) began on March 1, 2022, and concluded on March 11, 2022. On March 15, 2022, the Court ordered the parties to participate in post-trial settlement conference. In June 2022, following several post-trial settlement conferences and continued negotiations, the parties reached a final resolution of all matters in dispute and executed a confidential settlement agreement. Following the joint motion of the parties notifying the Court of the settlement agreement and requesting dismissal, the Court dismissed the action with prejudice. The outcome of these proceedings did not have any material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of June 30, 2022, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

11. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The unpaid balance of the principal amount due accrues interest at the rate of 7% per year until the balance is paid in full. The accrued but unpaid interest will be paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments.

The payments set forth above are guaranteed by Stipulated Judgments held against the Company, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., HealthpointCapital, LLC, John H. Foster and Mortimer Berkowitz III and, in the event of a default, will be entered and enforced against these entities and/or individuals in that order. In September 2014, the Company and HealthpointCapital entered into an agreement for joint payment of settlement whereby HealthpointCapital agreed to contribute $5.0 million to the $49.0 million settlement amount. During the year ended December 31, 2021, HealthpointCapital completed its contribution to the settlement amount.

As of June 30, 2022, the Company has made installment payments in the aggregate of $51.2 million, with a remaining outstanding balance of $6.5 million (including imputed interest). The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	June 30, 2022	December 31, 2021
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	1,865	3,587
Total	6,265	7,987
Future imputed interest	254	478
Total settlement obligation, net	$6,519	$8,465

The short-term portion of the litigation settlement obligation is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets and the long-term portion of the litigation settlement obligation is included in other long-term liabilities on the condensed consolidated balance sheets.

12. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, RSUs, and PRSUs to officers, directors and third parties. Total stock-based compensation for the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$449	$235	$705	$330
Research and development	1,362	664	2,334	1,162
Sales, general and administrative	7,392	10,597	16,348	14,478
Total	$9,203	$11,496	$19,387	$15,970

As of June 30, 2022, there was $53.3 million of unamortized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.80 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 1,310,000 and 2,540,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2022, respectively, and issued approximately 1,605,000 and 2,078,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2021, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP approved by its shareholders. During the three and six months ended June 30, 2022, there were approximately 222,000 shares issued under the ESPP. During the three and six months ended June 30, 2021, there were approximately 112,000 shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three and Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	0.07% - 1.54%	0.04% - 0.10%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	50.29% - 64.53%	49.98% - 78.51%

Warrants Outstanding

2017 PIPE Warrants

The 2017 Common Stock Warrants (the “2017 PIPE Warrants”) have a five-year life and are exercisable by cash exercise only. During the three and six months ended June 30, 2022, there were approximately 1,887,000 and 2,312,000 2017 PIPE Warrant exercises, respectively, for total cash proceeds of $2.7 million and $3.5 million, respectively. During the three and six months ended June 30, 2021, there were approximately 375,000 and 520,000 2017 PIPE Warrant exercises, respectively, for total cash proceeds of $0.8 million and $1.0 million, respectively. As of June 30, 2022, the 2017 PIPE Warrants have expired, and no 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 Common Stock Warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three months ended June 30, 2022, there were no 2018 PIPE Warrant exercises. During the six months ended June 30, 2022, there were approximately 126,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. During the three and six months ended June 30, 2021, there were approximately 693,000 and 2,841,000 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $1.0 million and $1.3 million, respectively. As of June 30, 2022, approximately 8,354,000 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

In conjunction with the Company’s 2018 acquisition of SafeOp, the Company issued warrants to purchase 2,200,000 shares of common stock at an exercise price of $3.50 per share (the “SafeOp Warrants”), which have a five-year life and are exercisable by cash or cashless exercise. During the three and six months ended June 30, 2022, there were approximately 257,000 SafeOp Warrant cashless exercises. There were no SafeOp Warrant exercises during the three months ended June 30, 2021. During the six months ended June 30, 2021, there were approximately 970,000 SafeOp Warrant exercises for total cash proceeds of $0.1 million. As of June 30, 2022, approximately 938,000 SafeOp Warrants remained outstanding.

Squadron Medical Warrants

During the year ended December 31, 2018, in connection with the initial debt financing with Squadron Medical and a participant lender, the Company issued warrants (the “Squadron Medical Warrants”) to purchase 845,000 shares of common stock at an exercise price of $3.15 per share. An additional 4,839,000 Squadron Medical Warrants were issued at an exercise price of $2.17 per share during the second quarter of 2019, in conjunction with the Company’s draw on the expanded credit facility. In May 2020, an additional 1,076,000 Squadron Medical Warrants were issued at an exercise price of $4.88 per share in conjunction with the Company’s second amendment to the Squadron Medical debt for total Squadron Medical Warrants outstanding to Squadron Medical and the participant lender of 6,760,000. In conjunction with the second amendment, the expiration dates for all existing Squadron Medical Warrants were extended to May 29, 2027 to align all outstanding warrant expiration dates. No Squadron Medical Warrants have been exercised as of June 30, 2022.

Executive Warrants

In December 2017, the Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer, to purchase approximately 1,327,000 shares of the Company’s common stock for $5.00 per share (the “Executive Warrants”). The Executive Warrants have a five-year term and are exercisable by cash or cashless exercise. The Executive Warrants issued to Mr. Miles were accounted for as share based compensation, and the fair value of the Executive Warrants of approximately $1.4 million were recognized in full in the statement of operations for the year ended December 31, 2017, as the Executive Warrants were immediately vested upon issuance. No Executive Warrants have been exercised as of June 30, 2022.

A summary of all outstanding warrants for common stock as of June 30, 2022, were as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 PIPE Warrants	8,354	$3.50	May 2023
SafeOp Surgical Merger Warrants	938	$3.50	May 2023
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2022
Other(1)	121	$5.37	Various through February 2026
Total	17,500
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

Net revenue and property and equipment, net, by geographic region were as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2022	2021	2022	2021	2022	2021
United States	$77,884	$59,294	$143,415	$103,010	$94,929	$85,320
International	6,267	2,955	11,669	3,360	4,254	2,081
Total	$84,151	$62,249	$155,084	$106,370	$99,183	$87,401

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(37,320)	$(38,205)	$(80,164)	$(61,108)
Denominator:
Weighted average common shares outstanding	102,849	98,541	101,422	92,912
Net loss per share, basic and diluted:	$(0.36)	$(0.39)	$(0.79)	$(0.66)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2022	2021
Series A convertible preferred stock	—	29
Options to purchase common stock and employee stock purchase plan	3,050	3,659
Unvested restricted stock unit awards	8,822	8,678
Warrants to purchase common stock	17,500	20,525
Senior convertible notes	17,246	—
Total	46,618	32,891

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

The Company’s effective tax rate from continuing operations was (0.55%) and (0.42%) for the three and six months ended June 30, 2022, respectively, and (0.11%) and (0.12%) for the three and six months ended June 30, 2021, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

16. Related Party Transactions

In November 2018, the Company entered into the Term Loan and Inventory Financing Agreement with certain affiliates of Squadron Capital, LLC (“Squadron”), including an inventory supplier (the “Squadron Supplier Affiliate”). The Term Loan was amended in March 2019, May 2020, and December 2020. On August 10, 2021, the Company terminated and repaid all obligations under the Term Loan and the Inventory Financing Agreement. For the three and six months ended June 30, 2022, the Company purchased inventory in the amounts of $2.4 million and $4.8 million, respectively, from the Squadron Supplier Affiliate. For the three and six months ended June 30, 2021, the Company purchased inventory in the amounts of $1.6 million and $3.9 million, respectively, from the Squadron Supplier Affiliate. As of June 30, 2022, and December 31, 2021, the Company had $1.7 million and $0.8 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases. Squadron was a lead investor in the Private Placement that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron, currently serves on the Company’s Board of Directors.

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

We market and sell our products through a network of independent sales agents and direct sales representatives. An objective of our leadership team is to deliver increasingly consistent, predictable growth. To accomplish this, we have partnered more closely with new and existing independent sales agents to create a more dedicated and loyal sales channel for the future. We have added, and intend to continue to add, new high-quality exclusive and dedicated independent sales agents and direct sales representatives to expand future growth. We believe this will allow us to reach an untapped market of surgeons, hospitals, and national accounts across the United States of America and internationally, as well as better penetrate existing accounts and territories.

Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of spinal surgery implants used in the treatment of spine disorders as well as the sale of medical imaging equipment which is used for surgical planning and post-operative assessment. Spinal implant products include pedicle screws and complementary implants, interbody devices, plates, and tissue-based materials. Medical imaging equipment includes our EOS full-body and weight-bearing x-ray imaging devices, and related services. Our revenue is generated by our direct sales force and independent sales agents. Our products are shipped and invoiced to hospitals and surgical centers. Currently, most of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may defer revenue until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not certain.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2022, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Revenue:
Revenue from products and services	$84,151	$61,885	$22,266	36%	$155,069	$105,601	$49,468	47%
Revenue from international supply agreement	—	364	(364)	(100)%	15	769	(754)	(98)%
Total revenue	$84,151	$62,249	$21,902	35%	$155,084	$106,370	$48,714	46%

Revenue associated with our acquisition of EOS accounted for approximately $5.7 million, or 26%, and $16.0 million, or 32%, of the increase in revenue from products and services for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Revenue from products and services, excluding EOS, accounted for approximately $16.6 million, or 74%, and $33.5 million, or 68%, of the increase during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in product volume that was due to the continued expansion of our new product portfolio, increases in our surgeon user base, and progress related to the transformation of our sales network.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Cost of sales	$28,675	$21,184	$7,491	35%	$50,392	$33,447	$16,945	51%

Cost of sales associated with EOS operations accounted for approximately $4.0 million, or 53%, and $10.1 million, or 60%, of the increase for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Cost of sales, excluding EOS, accounted for approximately $4.9 million, or 65%, and $8.2 million, or 48%, of the increase during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase was primarily due to product volume, offset by a decrease in inventory expense associated with the purchase accounting of EOS. Inventory expense associated with the purchase accounting of EOS offset the increase by approximately $1.3 million, or 18%, and $1.3 million, or 8%, during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$10,596	$7,839	$2,757	35%	$20,318	$13,640	$6,678	49%
Sales, general and administrative	72,668	60,659	12,009	20%	142,139	101,085	41,054	41%
Litigation-related expenses	5,495	1,167	4,328	371%	13,027	4,502	8,525	189%
Amortization of acquired intangible assets	2,177	1,208	969	80%	4,407	1,380	3,027	219%
Transaction-related expenses	—	4,771	(4,771)	(100)%	120	5,783	(5,663)	(98)%
Restructuring expenses	289	1,173	(884)	(75)%	1,659	1,331	328	25%
Total operating expenses	$91,225	$76,817	$14,408	19%	$181,670	$127,721	$53,949	42%

Research and development expenses. Research and development expense associated with EOS accounted for approximately $0.9 million, or 32%, and $2.0 million, or 30%, of the total increase for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Research and development expense, excluding EOS, accounted for approximately $1.9 million, or 68%, and $4.7 million, or 70%, of the increase during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses associated with EOS accounted for approximately $2.6 million, or 21%, and $7.6 million, or 19%, of the total increase for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Sales, general and administrative expenses, excluding EOS, accounted for approximately $9.4 million, or 79%, and $33.4 million, or 81%, of the increase during the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses increased by $4.3 million, or 371%, and $8.5 million, or 189%, during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. Litigation expense is primarily related to our litigation and settlement with NuVasive, Inc. and other legal activities.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to the amortization of intangible assets acquired in the EOS acquisition.

Transaction-related expenses. The decrease in transaction-related expenses for the three and six months ended June 30, 2022, is primarily due to the closing of the EOS acquisition on May 13, 2021.

Restructuring expenses. The decrease in restructuring expenses for the three months ended June 30, 2022 is due to non-recurring costs associated with the opening of our Memphis distribution center and closing costs related to our prior headquarters incurred during the three months ended June 30, 2021. The increase in restructuring expenses for the six months ended June 30, 2022 is due to severance, social plan benefits and related taxes in connection with cost rationalization efforts.

Total interest and other expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Interest and other expense, net:
Interest expense, net	$(1,435)	$(2,394)	$959	(40)%	$(2,891)	$(4,332)	$1,441	(33)%
Other income (expense), net	67	(16)	83	(519)%	37	(1,905)	1,942	(102)%
Total interest and other expense, net	$(1,368)	$(2,410)	$1,042	(43)%	$(2,854)	$(6,237)	$3,383	(54)%

The decrease in other income (expense), net for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to foreign currency gains. The decrease in other income (expense), net, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 was primarily due to foreign currency losses related to the forward contract settlement and the net loss on debt extinguishment associated with the early payoff of the term loan and the PPP loan forgiveness, which were non-recurring expenses incurred during the six months ended June 30, 2021. The decrease in interest expense, net, during the three and six months ended June 30, 2022, was primarily due to lower interest rates on the 2026 Notes compared to the Term Loan that was repaid in full during the year ended December 31, 2021.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Income tax provision	$203	$43	$160	372%	$332	$73	$259	355%

The increase in the income tax provision for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily related to the recognition of uncertain tax positions.

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

Cash and cash equivalents were $107.5 million and $187.2 million at June 30, 2022, and December 31, 2021, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(52,050)	$(35,110)
Investing activities	(27,817)	(124,847)
Financing activities	771	128,769
Effect of exchange rate changes on cash	(682)	4
Net decrease in cash and cash equivalents	$(79,778)	$(31,184)

Operating Activities

We used cash of $52.1 million from operating activities for the six months ended June 30, 2022. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $27.8 million in investing activities for the six months ended June 30, 2022, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided $0.8 million of cash for the six months ended June 30, 2022, which is related to proceeds from financed insurance and proceeds from warrant exercises.

Debt and Commitments

As of June 30, 2022, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

We assumed the OCEANE convertible bonds issued by EOS in connection with our acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs of $13.0 million (€12.5 million) will mature on May 31, 2023.

We also assumed $5.2 million (€4.8 million) in other debts with the acquisition of EOS that are due in monthly and quarterly installments beginning in 2023 through maturity in 2027.

As of June 30, 2022, we have made $51.2 million in Orthotec settlement payments and we have an outstanding balance of $6.5 million in Orthotec settlement payments (including imputed interest) to be paid by us.

With the acquisition of EOS, we assumed its inventory purchase commitment agreement with a third-party supplier. We are obligated to certain minimum purchase commitment requirements through December 2026. As of June 30, 2022, the remaining minimum purchase commitment under the agreement was $28.9 million.

Contractual obligations and commercial commitments

As of June 30, 2022, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended June 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC.

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
•
our ability to maintain an adequate global sales network for our products, including to attract and retain independent sales agents and direct sales representatives;

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2022. Based on such evaluation, our management has concluded that as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. There have been no changes to our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, the Company issued unregistered equity securities as described below:

On each of April 21, 2022 and May 18, 2022, the Company issued 10,000 restricted shares of the Company’s common stock with a grant date fair values of $12.78 and $8.25, respectively, based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to the Company.

On May 11, 2022, the Company issued 25,000 restricted shares of the Company's common stock with a grant date fair value of $7.43 based on the market price of common stock on grant date, to an independent sales agent for distribution and related services rendered to the Company.

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

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: August 4, 2022