Form 10-Q
period 2022-09-30
Alphatec Holdings, Inc.
filed 2022-11-03
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, there were 105,058,324 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$106,112	$187,248
Accounts receivable, net of allowances of $591 and $2,307, respectively	50,723	41,893
Inventories	102,159	91,703
Prepaid expenses and other current assets	9,718	10,313
Total current assets	268,712	331,157
Property and equipment, net	98,908	87,401
Right-of-use assets	28,451	25,283
Goodwill	37,593	39,689
Intangible assets, net	79,738	85,274
Other assets	2,881	3,249
Total assets	$516,283	$572,053
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$33,374	$25,737
Accrued expenses and other current liabilities	61,741	55,549
Contract liabilities	12,293	15,255
Short-term debt	13,550	342
Current portion of operating lease liabilities	4,529	4,212
Total current liabilities	125,487	101,095
Long-term debt	348,324	326,489
Operating lease liabilities, less current portion	26,952	24,383
Other long-term liabilities	14,486	17,061
Commitments and contingencies (Note 10)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2022 and December 31, 2021; 3,319 shares issued and outstanding at September 30, 2022 and December 31, 2021	23,603	23,603
Stockholders' (deficit) equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized, and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 200,000 authorized; 105,042 shares issued and 104,984 shares outstanding at September 30, 2022; and 99,627 shares issued and 99,537 shares outstanding at December 31, 2021	11	10
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	919,319	892,828
Accumulated other comprehensive deficit	(17,314)	(5,994)
Accumulated deficit	(899,488)	(782,325)
Total stockholders’ (deficit) equity	(22,569)	79,422
Total liabilities and stockholders’ (deficit) equity	$516,283	$572,053

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Revenue from products and services	$89,839	$62,735	$244,908	$168,336
Revenue from international supply agreement	—	145	15	914
Total revenue	89,839	62,880	244,923	169,250
Cost of sales	30,323	23,266	80,715	56,713
Gross profit	59,516	39,614	164,208	112,537
Operating expenses:
Research and development	12,111	9,391	32,429	23,031
Sales, general and administrative	75,954	61,494	218,093	162,578
Litigation-related expenses	3,602	1,209	16,629	5,711
Amortization of acquired intangible assets	2,774	2,012	7,181	3,392
Transaction-related expenses	—	373	120	6,156
Restructuring expenses	45	256	1,704	1,587
Total operating expenses	94,486	74,735	276,156	202,455
Operating loss	(34,970)	(35,121)	(111,948)	(89,918)
Interest and other expense, net:
Interest expense, net	(1,285)	(1,272)	(4,176)	(5,604)
Loss on debt extinguishment, net	—	(7,434)	—	(7,434)
Other (expense) income, net	(615)	886	(578)	(1,020)
Total interest and other expense, net	(1,900)	(7,820)	(4,754)	(14,058)
Net loss before taxes	(36,870)	(42,941)	(116,702)	(103,976)
Income tax provision	129	90	461	163
Net loss	$(36,999)	$(43,031)	$(117,163)	$(104,139)
Net loss per share, basic and diluted	$(0.35)	$(0.43)	$(1.14)	$(1.09)
Weighted average shares outstanding, basic and diluted	104,804	99,571	102,561	95,204

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(36,999)	$(43,031)	$(117,163)	$(104,139)
Foreign currency translation adjustments	(4,851)	(3,463)	(11,320)	(4,818)
Comprehensive loss	$(41,850)	$(46,494)	$(128,483)	$(108,957)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(5,994)	$(782,325)	$79,422
Stock-based compensation	—	—	7,730	—	—	—	7,730
Sales agent equity incentives	199	—	2,178	—	—	—	2,178
Common stock issued for warrant exercises	551	—	1,289	—	—	—	1,289
Common stock issued for stock option exercises	39	—	140	—	—	—	140
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	852	—	(4,751)	—	—	—	(4,751)
Foreign currency translation adjustments	—	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	—	(42,844)	(42,844)
Balance at March 31, 2022	101,178	$10	$899,414	$(25,097)	$(7,174)	$(825,169)	$41,984
Stock-based compensation	—	—	10,109	—	—	—	10,109
Sales agent equity incentives	20	—	361	—	—	—	361
Common stock issued for conversion of Series A preferred stock	29	—	—	—	—	—	—
Common stock issued for warrant exercises	1,914	1	2,674	—	—	—	2,675
Common stock issued for employee stock purchase plan and stock option exercises	535	—	2,331	—	—	—	2,331
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	819	—	(4,562)	—	—	—	(4,562)
Common stock issued for asset acquisition	23	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(5,289)	—	(5,289)
Net loss	—	—	—	—	—	(37,320)	(37,320)
Balance at June 30, 2022	104,518	$11	$910,577	$(25,097)	$(12,463)	$(862,489)	$10,539
Stock-based compensation	—	—	10,011	—	—	—	10,011
Sales agent equity incentives	—	—	178	—	—	—	178
Common stock issued for warrant exercises	49	—	196	—	—	—	196
Common stock issued for employee stock purchase plan and stock option exercises	11	—	47	—	—	—	47
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	406	—	(1,690)	—	—	—	(1,690)
Foreign currency translation adjustments	—	—	—	—	(4,851)	—	(4,851)
Net loss	—	—	—	—	—	(36,999)	(36,999)
Balance at September 30, 2022	104,984	$11	$919,319	$(25,097)	$(17,314)	$(899,488)	$(22,569)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	3,889	—	—	—	—	3,889
Sales agent equity incentives	—	—	129	—	—	—	—	129
Common stock issued for warrant exercises	2,019	—	756	—	—	—	—	756
Common stock issued for stock option exercises	69	—	210	—	—	—	—	210
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	379	—	(1,717)	—	—	—	—	(1,717)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	(3,052)	—	(3,052)
Net loss	—	—	—	—	—	—	(22,903)	(22,903)
Balance at March 31, 2021	84,571	$8	$774,031	$(2,900)	$(97)	$(1,848)	$(660,902)	$108,292
Stock-based compensation	—	—	11,187	—	—	—	—	11,187
Sales agent equity incentives	—	—	94	—	—	—	—	94
Common stock issued for warrant exercises	1,576	—	1,729	—	—	—	—	1,729
Common stock issued for employee stock purchase plan and stock option exercises	356	—	1,479	—	—	—	—	1,479
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	1,125	—	(5,687)	—	—	—	—	(5,687)
Issuance of common stock for public offering, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Foreign currency translation adjustments	—	—	—	—	—	1,697	—	1,697
Net loss	—	—	—	—	—	—	(38,205)	(38,205)
Balance at June 30, 2021	100,049	$10	$914,659	$(1,800)	$(97)	$(151)	$(699,107)	$213,514
Stock-based compensation	—	—	10,299	—	—	—	—	10,299
Sales agent equity incentives	65	—	799	—	—	—	—	799
Common stock issued for warrant exercises	331	—	731	—	—	—	—	731
Common stock issued for employee stock purchase plan and stock option exercises	169	—	518	—	—	—	—	518
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	293	—	(3,844)	—	—	—	—	(3,844)
Shareholder note receivable	—	—	—	1,100	—	—	—	1,100
Repurchase of common stock	(1,806)	—	—	—	(25,000)	—	—	(25,000)
Purchase of capped calls	—	—	(39,866)	—	—	—	—	(39,866)
Foreign currency translation adjustments	—	—	—	—	—	(3,463)	—	(3,463)
Net loss	—	—	—	—	—	—	(43,031)	(43,031)
Balance at September 30, 2021	99,101	$10	$883,296	$(700)	$(25,097)	$(3,614)	$(742,138)	$111,757

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(117,163)	$(104,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,819	17,986
Stock-based compensation	30,464	26,724
Amortization of debt discount and debt issuance costs	1,470	1,589
Amortization of right-of-use assets	1,927	2,730
Write-down for excess and obsolete inventories	7,023	6,842
Loss on disposal of assets	1,739	969
Loss on extinguishment of debt, net	—	7,434
Other	573	861
Changes in operating assets and liabilities:
Accounts receivable	(10,133)	(1,417)
Inventories	(20,131)	(23,817)
Prepaid expenses and other current assets	19	4,815
Other assets	(840)	69
Accounts payable	7,437	(298)
Accrued expenses	4,144	258
Lease liabilities	(1,905)	168
Contract liabilities	(1,133)	(3,601)
Other long-term liabilities	(50)	4,251
Net cash used in operating activities	(66,740)	(58,576)
Investing activities:
Purchase of property and equipment	(35,984)	(48,946)
Purchase of intangible assets	(7,461)	—
Acquisition of business, net of cash acquired	—	(62,133)
Purchase of OCEANE	—	(21,097)
Cash paid for investments	—	(3,000)
Settlement of forward contract	—	(2,589)
Net cash used in investing activities	(43,445)	(137,765)
Financing activities:
Proceeds from Revolving Credit Facility	35,000	—
Payment of debt issuance costs	(968)	(10,028)
Proceeds from common stock offering	—	131,828
Proceeds from issuance of convertible notes	—	316,250
Net cash paid from common stock exercises	(4,179)	(5,825)
Purchase of capped calls	—	(39,866)
Repurchase of common stock	—	(25,000)
Repayment of Squadron Medical term loan	—	(45,000)
Proceeds from financed insurance	1,801	—
Repayment of Inventory Financing Agreement	—	(8,088)
Principal payments on finance lease obligations	(126)	(65)
Principal payments on term loan and notes payable	(1,313)	(1,545)
Other	—	(208)
Net cash provided by financing activities	30,215	312,453
Effect of exchange rate changes on cash	(1,166)	(9)
Net (decrease) increase in cash and cash equivalents	(81,136)	116,103
Cash and cash equivalents at beginning of period	187,248	107,765
Cash and cash equivalents at end of period	$106,112	$223,868
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,723	$4,297
Cash paid for income taxes	$272	$225
Supplemental disclosure of noncash activities:
PPP Loan Forgiveness	$—	$4,271
Financed insurance	$1,801	$—
Financed inventory	$—	$4,015
Debt issuance costs	$347	$—
Purchases of property and equipment in accounts payable and accrued expenses	$2,019	$4,459
Purchase of intangible assets	$750	$—
Recognition of lease liability	$180	$23,403
Modification of lease liability for lease amendment	$4,288	$—
Common stock issued for asset acquisition	$250	$—

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other future periods.

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

Recent Accounting Pronouncements

In August 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires application of Topic 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 adds an exception to the general recognition and measurement principle in Topic 805 where assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from contracts with customers, are measured at fair value on the acquisition date. Under the new guidance, the acquirer will recognize acquired contract assets and contract liabilities as if the acquirer had originated the contract. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact, if any, on its condensed consolidated financial statements and related disclosures.

3. Business Combination

The Company recognizes assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition.

On December 16, 2020, the Company entered into a Tender Offer Agreement with EOS, pursuant to which the Company agreed to commence a public tender offer (the “Offer”) to purchase all of the issued and outstanding ordinary shares, nominal value €0.01 per share (collectively, the “EOS Shares”), for a cash offer of €2.45 per EOS Share, and outstanding convertible bonds of EOS (“OCEANEs”) for a cash offer of €7.01 per OCEANE, which included accrued but unpaid interest. On May 13, 2021 (the “Change in Control Date”), the Company substantially completed the Offer, pursuant to which the Company purchased 59% of the issued and outstanding EOS Shares and 53% of the OCEANEs for $66.5 million in cash pursuant to the Offer. In addition, prior to the Change in Control Date, the Company had also acquired 30% of the issued and outstanding EOS Shares and 4% of the OCEANEs on the open market for $25.0 million in cash. After the Change in Control Date, the Company held a controlling financial interest in EOS representing 89% of issued and outstanding EOS Shares and 57% of OCEANEs, equal to approximately 80% of the capital and voting rights of EOS on a fully diluted basis. The Offer was reopened on May 17, 2021 to purchase the remaining EOS Shares for $8.5 million, ultimately resulting in the acquisition of 100% of EOS Shares and 57% of the OCEANEs as of June 2, 2021. The total cash paid to acquire 100% of the EOS Shares and 57% of the OCEANEs was $100.0 million.

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

During the nine months ended September 30, 2022, the Company recorded a purchase accounting adjustment primarily related to deferred tax assets, which resulted in a $1.6 million increase to goodwill. The Company has completed its estimate of the fair value of the purchase consideration, the assets acquired, and the liabilities assumed. Accordingly, the Company has allocated the purchase consideration as follows:

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

Acquisition costs of $5.8 million were recognized during the nine months ended September 30, 2021 as transaction-related expenses on the condensed consolidated statements of operations as incurred. No such costs were recognized during the three months ended September 30, 2021. The Company's results of operations for the three months ended September 30, 2021 included the operating results of EOS of $11.1 million of revenue and a net loss of $6.2 million in the condensed consolidated statement of operations. The Company's results of operations for the nine months ended September 30, 2021 included the operating results of EOS of $17.2 million of revenue and a net loss of $13.6 million in the condensed consolidated statement of operations.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2021, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2020 by nature of such adjustments, instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The comparable period for the three and nine months ended September 30, 2021 includes adjustments directly attributable to the business combination, including $1.8 million and $5.6 million in amortization charges for acquired intangible assets, respectively. The comparable period for the nine months ended September 30, 2021 also includes $7.4 million in acquisition related expenses. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Total revenue	$89,839	$62,880	$244,923	$178,393
Net loss	(36,999)	(43,031)	(117,163)	(101,739)
Net loss per share, basic and diluted	$(0.35)	$(0.43)	$(1.14)	$(1.07)

4. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2022, and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,405	—	—	$87,405
Total cash equivalents	$87,405	—	—	$87,405

Liability classified equity award	$—	—	1,949	$1,949

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$140,010	—	—	$140,010
Total cash equivalents	$140,010	—	—	$140,010

Liability classified equity award	$—	—	2,052	$2,052

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

The Company issued a liability classified equity award to one of its executive officers. The award vests in 2023 subject to continued service and a specific market condition. As the award will be settled in cash, it is classified as a liability within Level 3 of the fair value hierarchy as the Company is using a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specific market condition with the valuation updated at each reporting period. The full fair value of the award was $2.3 million as of September 30, 2022 and is being recognized ratably as the underlying service period is provided.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 (in thousands):

Level 3 Liabilities
Balance at December 31, 2021	$2,052
Straight-line recognition of liability classified equity award	196
Change in fair value measurement	80
Balance at March 31, 2022	$2,328
Straight-line recognition of liability classified equity award	202
Change in fair value measurement	(1,469)
Balance at June 30, 2022	$1,061
Straight-line recognition of liability classified equity award	85
Change in fair value measurement	803
Balance at September 30, 2022	$1,949

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 was approximately $257.9 million at September 30, 2022 and approximately $308.1 million at December 31, 2021. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding OCEANEs was approximately $12.2 million at September 30, 2022 and approximately $14.1 million at December 31, 2021. See Note 9 for further information.

5. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$15,121	$14,671
Work-in-process	4,587	5,712
Finished goods	82,451	71,320
Inventories	$102,159	$91,703

6. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2022	December 31, 2021
Surgical instruments	4	$151,743	$130,432
Machinery and equipment	7	8,091	11,092
Computer equipment	3	4,505	5,694
Office furniture and equipment	5	4,358	3,861
Leasehold improvements	various	2,863	1,754
Construction in progress	n/a	14,102	7,292
		185,662	160,125
Less: accumulated depreciation and amortization		(86,754)	(72,724)
Property and equipment, net		$98,908	$87,401

Total depreciation expense was $8.0 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, and $5.3 million and $13.8 million for three and nine months ended September 30, 2021, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense. Construction in progress includes costs associated with internal-use software.

7. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended September 30, 2022 include the following (in thousands):

December 31, 2021	$39,689
Purchase price allocation adjustment	1,628
Foreign currency fluctuation	(3,724)
September 30, 2022	$37,593

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
September 30, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$69,724	$(10,380)	$59,344
Trademarks and trade names	8	4,974	(792)	4,182
Customer relationships	4	13,532	(6,344)	7,188
Distribution network	2	2,413	(1,991)	422
Total amortized intangible assets		90,643	(19,507)	71,136

Software in development	n/a	3,340		3,340
In-process research and development	n/a	5,262		5,262
Total intangible assets		$99,245	$(19,507)	$79,738
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2021:	(in years)	Amount	Amortization	Assets, net
Developed product technology	12	$74,543	$(5,768)	$68,775
Trademarks and trade names	10	5,732	(477)	5,255
Customer relationships	5	14,732	(5,264)	9,468
Distribution network	3	2,413	(1,840)	573
Total amortized intangible assets		97,420	(13,349)	84,071

In-process research and development	n/a	1,203		1,203
Total intangible assets		$98,623	$(13,349)	$85,274

Total amortization expense attributed to intangible assets was $2.8 million and $7.2 million for the three and nine months ended September 30, 2022, respectively, and $2.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively. Software in development will be amortized when the projects are complete and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2022	$2,734
2023	10,936
2024	10,833
2025	10,248
2026	10,248
Thereafter	26,137
$71,136

8. Contract Liabilities

Contract liabilities consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract liabilities	$15,068	$18,151
Less: Non-current portion of contract liabilities	(2,775)	(2,896)
Current portion of contract liabilities	$12,293	$15,255

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $6.4 million and $16.5 million of revenue from its contract liabilities during the three and nine months ended September 30, 2022, respectively, and $4.8 million and $8.2 million of revenue from its contract liabilities during the three and nine months ended September 30, 2021, respectively. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2021	$18,151
Payments received	13,410
Revenue recognized	(16,493)
Balance at September 30, 2022	$15,068

9. Debt

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of September 30, 2022, the outstanding balance under the Revolving Credit Facility was $35.0 million. In October 2022, the Company repaid $27.5 million of the outstanding balance.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.3 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of September 30, 2022, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.3 million.

The outstanding loans bear interest at the sum of the Term Secured Overnight Financing Rate ("SOFR"), a rate per annum equal to the secured overnight financing rate for such SOFR business day, plus 3.5% per annum. Interest on borrowings is due monthly. The interest rate as of September 30, 2022 was 6.5%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility (“Lockbox Deductions”). As of September 30, 2022, the Company's loan availability level has not activated Lockbox Deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The outstanding loans are secured by substantially all of the Company’s assets, excluding intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of September 30, 2022.

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

Holders of the Convertible Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2022, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of September 30, 2022.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, which includes $0.5 million and $1.5 million for the amortization of debt issuance costs, respectively. The Company recognized interest expense of $0.6 million for the three and nine months ended September 30, 2021 which includes $0.3 million for the amortization of debt issuance costs. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

September 30, 2022
Principal	$316,250
Unamortized debt issuance costs	(7,789)
Net carrying value	$308,461

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

The Capped Call Transactions meet all of the applicable criteria for equity classification and, as a result, the related $39.9 million cost was recorded as a reduction to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ (deficit) equity.

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANE convertible bonds, denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. Interest expense was $0.3 million for the three months ended September 30, 2021 and $0.4 million from the date of the acquisition to September 30, 2021.

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

The carrying value of the outstanding OCEANEs was $12.2 million (€12.5 million) as of September 30, 2022.

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

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of September 30, 2022 was $3.2 million and $1.4 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of September 30, 2022 (in thousands):

Remainder of 2022	$906
2023	13,220
2024	1,422
2025	1,155
2026	317,406
Thereafter	35,554
Total	369,663
Less: debt discount	(7,789)
Total	361,874
Less: current portion of long-term debt	(13,550)
Long-term debt	$348,324

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and nine months ended September 30, 2022 were immaterial. The Company had an immaterial amount of financing leases as of September 30, 2022, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

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

Future minimum annual lease payments for all operating leases of the Company are as follows as of September 30, 2022 (in thousands):

Remainder of 2022	$1,101
2023	4,773
2024	4,900
2025	4,944
2026	5,013
Thereafter	18,093
Total undiscounted lease payments	38,824
Less: imputed interest	(7,343)
Operating lease liabilities	31,481
Less: current portion of operating lease liabilities	(4,529)
Operating lease liabilities, less current portion	$26,952

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	7.8	8.6
Weighted-average discount rate	5.5%	8.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent expense	$1,210	$1,156	$3,457	$3,358
Cash paid for amounts included in measurement of lease liabilities	$1,032	$393	$3,183	$1,268

Purchase Commitments

With the acquisition of EOS, the Company assumed its inventory purchase commitment agreement with a third-party supplier. The Company is obligated to certain minimum purchase commitment requirements through December 2026. As of September 30, 2022, the remaining minimum purchase commitment required by the Company under the agreement is $26.1 million.

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

In February 2018, NuVasive, Inc. filed suit against the Company in the United States District Court for the Southern District of California (NuVasive, Inc. v. Alphatec Holdings, Inc. et al., Case No. 3:18-cv-00347-CAB-MDD (S.D. Cal.)), alleging that certain of the Company’s products, infringed, or contributed to the infringement of, U.S. Patent Nos. 7,819,801, 8,355,780, 8,361,156, 8,439,832, 8,753,270, 9,833,227 and U.S. Design Patent Nos. D652,519 and D750,252.

In May 2018, the Court dismissed the asserted design patents with prejudice. In September 2018, NuVasive filed an Amended Complaint, asserting infringement claims of U.S. Patent Nos. 9,924,859, 9,974,531 and 8,187,334.

In December 2018, the Company filed a petition with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of certain claims of the ’156 and ’334 Patents. In July 2020, PTAB ruled that all challenged claims of the ‘156 Patent were valid, that several claims of the ‘334 Patent were invalid and that other challenged claims of the ‘334 Patent valid. In February 2022, the U.S. Court of Appeals for the Federal Circuit affirmed that ruling.

In August 2021, the Court found the ’156 Patent invalid and, in September 2021, NuVasive elected not to proceed with its remaining claims for the ’334 Patent, ’780 Patent, ’270 Patent, ’227 Patent and ’859 Patent. Trial on the remaining patents concluded on March 11, 2022. On March 15, 2022, the Court ordered the parties to participate in post-trial settlement conference. In June 2022, the parties reached a final resolution of all matters and executed a confidential settlement agreement. The Court dismissed the action with prejudice. The outcome of these proceedings did not have any material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of September 30, 2022, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

As of September 30, 2022, the Company has made installment payments in the aggregate of $52.3 million, with a remaining outstanding balance of $5.3 million (including imputed interest). The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	September 30, 2022	December 31, 2021
Litigation settlement obligation - short-term portion	$4,400	$4,400
Litigation settlement obligation - long-term portion	765	3,587
Total	5,165	7,987
Future imputed interest	166	478
Total settlement obligation, net	$5,331	$8,465

The short-term portion of the litigation settlement obligation is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets and the long-term portion of the litigation settlement obligation is included in other long-term liabilities on the condensed consolidated balance sheets.

12. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, RSUs, and PRSUs to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales	$735	$310	$1,440	$489
Research and development	1,653	1,440	3,987	2,602
Sales, general and administrative	8,689	9,004	25,037	23,633
Total	$11,077	$10,754	$30,464	$26,724

As of September 30, 2022, there is $47.8 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.65 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 563,000 and 3,103,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2022, respectively, and issued approximately 504,000 and 2,581,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2021, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended September 30, 2022, there were no shares issued under the ESPP. During the nine months ended September 30, 2022, there were approximately 222,000 shares issued under the ESPP. During the three months ended September 30, 2021, there were no shares issued under the ESPP. During the nine months ended September 30, 2021, there were approximately 112,000 shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three and Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	0.07% - 1.54%	0.04% - 0.10%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	50.29% - 64.53%	49.98% - 78.51%

Warrants Outstanding

2017 PIPE Warrants

The 2017 common stock warrants (the “2017 PIPE Warrants”) had a five-year life and were exercisable by cash exercise only. During the nine months ended September 30, 2022, there were approximately 2,312,000 2017 PIPE Warrant exercises for total cash proceeds of $3.5 million. During the three and nine months ended September 30, 2021, there were approximately 275,000 and 795,000 2017 PIPE Warrant exercises, respectively, for total cash proceeds of $0.6 million and $1.6 million, respectively. As of September 30, 2022, the 2017 PIPE Warrants were expired, and no 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 common stock warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three months ended September 30, 2022, there were approximately 14,000 2018 PIPE Warrant cashless exercises. During the nine months ended September 30, 2022, there were approximately 140,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. During the three and nine months ended September 30, 2021, there were approximately 40,000 and 2,881,000 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $0.1 million and $1.5 million, respectively. As of September 30, 2022, approximately 8,340,000 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

The SafeOp common stock warrants (the “SafeOp Warrants”), have a five-year life and are exercisable by cash or cashless exercise. During the three months ended September 30, 2022, there were no SafeOp Warrant exercises. During the nine months ended September 30, 2022, there were approximately 257,000 SafeOp Warrant cashless exercises. There were no SafeOp Warrant exercises during the three months ended September 30, 2021. During the nine months ended September 30, 2021, there were approximately 970,000 SafeOp Warrant exercises for total cash proceeds of $0.1 million. As of September 30, 2022, approximately 938,000 SafeOp Warrants remained outstanding.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of September 30, 2022.

Executive Warrants

The Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants have a five-year term and are exercisable by cash or cashless exercise. No Executive Warrants have been exercised as of September 30, 2022.

A summary of all outstanding warrants for common stock as of September 30, 2022, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 PIPE Warrants	8,340	$3.50	May 2023
SafeOp Surgical Merger Warrants	938	$3.50	May 2023
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2022
Other(1)	121	$6.28	Various through February 2026
Total	17,486
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2022	2021	2022	2021	2022	2021
United States	$84,801	$55,865	$229,720	$158,875	$96,173	$85,320
International	5,038	7,015	15,203	10,375	2,735	2,081
Total	$89,839	$62,880	$244,923	$169,250	$98,908	$87,401

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(36,999)	$(43,031)	$(117,163)	$(104,139)
Denominator:
Weighted average common shares outstanding	104,804	99,571	102,561	95,204
Net loss per share, basic and diluted:	$(0.35)	$(0.43)	$(1.14)	$(1.09)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2022	2021
Series A convertible preferred stock	—	29
Options to purchase common stock and employee stock purchase plan	3,142	3,524
Unvested restricted stock unit awards	8,744	8,733
Warrants to purchase common stock	17,486	20,214
Senior convertible notes	17,246	17,246
Total	46,618	49,746

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

The Company’s effective tax rate from continuing operations was (0.35%) and (0.40%) for the three and nine months ended September 30, 2022, respectively, and (0.21%) and (0.16%) for the three and nine months ended September 30, 2021, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

16. Related Party Transactions

In November 2018, the Company entered into the Term Loan and Inventory Financing Agreement with certain affiliates of Squadron Capital, LLC (“Squadron”), including an inventory supplier (the “Squadron Supplier Affiliate”). The Term Loan and the Inventory Financing Agreement were terminated and all obligations thereunder were repaid on August 10, 2021. For the three and nine months ended September 30, 2022, the Company purchased inventory in the amounts of $2.7 million and $7.7 million, respectively, from the Squadron Supplier Affiliate. For the three and nine months ended September 30, 2021, the Company purchased inventory in the amounts of $2.4 million and $6.3 million, respectively, from the Squadron Supplier Affiliate. As of September 30, 2022, and December 31, 2021, the Company had $2.2 million and $0.8 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases. Squadron was a lead investor in the private placement of the Company's common stock that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron, currently serves on the Company’s Board of Directors.

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

Recent Developments

Revolving Credit Facility

In September 2022, we entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. We may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes. As of September 30, 2022, the outstanding balance under the Revolving Credit Facility was $35.0 million.

The outstanding loans bear interest at the sum of Term SOFR plus 3.5% per annum. Interest on borrowings is due monthly. The loan agreements include an unused line fee, which is calculated as 0.50% per annum of either the unused Revolving Credit Facility or a minimum balance. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring us to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or we are in default, MidCap will apply funds collected from our lockbox account to reduce the outstanding balance of the Revolving Credit Facility (“Lockbox Deductions”). As of September 30, 2022, our loan availability level has not activated Lockbox Deductions.

The outstanding loans are secured by substantially all of our assets, excluding intellectual property. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, we are required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. We are in compliance with all required financial covenants as of September 30, 2022.

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

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing litigation.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2022, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Revenue:
Revenue from products and services	$89,839	$62,735	$27,104	43%	$244,908	$168,336	$76,572	45%
Revenue from international supply agreement	—	145	(145)	(100)%	15	914	(899)	(98)%
Total revenue	$89,839	$62,880	$26,959	43%	$244,923	$169,250	$75,673	45%

Revenue from products and services increased $27.1 million and $76.5 million, or 43% and 45%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology. Revenue associated with our acquisition of EOS accounted for approximately $16.0 million of the increase in revenue from products and services for the nine months ended September 30, 2022, compared to the pre-acquisition period during the nine months ended September 30, 2021.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Cost of sales	$30,323	$23,266	$7,057	30%	$80,715	$56,713	$24,002	42%

Cost of sales increased $7.0 million and $24.0 million, or 30% and 42%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to product volume, offset by a decrease in inventory expense associated with the purchase accounting of EOS. Inventory expense associated with the purchase accounting of EOS offset the increase by approximately $2.2 million and $3.6 million, or 32% and 15%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Cost of sales associated with our acquisition of EOS accounted for approximately $10.1 million of the increase for the nine months ended September 30, 2022, compared to the pre-acquisition period during the nine months ended September 30, 2021.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$12,111	$9,391	$2,720	29%	$32,429	$23,031	$9,398	41%
Sales, general and administrative	75,954	61,494	14,460	24%	218,093	162,578	55,515	34%
Litigation-related expenses	3,602	1,209	2,393	198%	16,629	5,711	10,918	191%
Amortization of acquired intangible assets	2,774	2,012	762	38%	7,181	3,392	3,789	112%
Transaction-related expenses	—	373	(373)	(100)%	120	6,156	(6,036)	(98)%
Restructuring expenses	45	256	(211)	(82)%	1,704	1,587	117	7%
Total operating expenses	$94,486	$74,735	$19,751	26%	$276,156	$202,455	$73,701	36%

Research and development expenses. Research and development expenses increased $2.7 million and $9.4 million, or 29% and 41%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio. Research and development expense associated with our acquisition of EOS accounted for approximately $2.0 million of the total increase for the nine months ended September 30, 2022, compared to the pre-acquisition period during the nine months ended September 30, 2021.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $14.5 million and $55.5 million, or 24% and 34%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support. Sales, general and administrative expenses associated with our acquisition of EOS accounted for approximately $7.6 million of the total increase for the nine months ended September 30, 2022, compared to the pre-acquisition period during the nine months ended September 30, 2021.

Litigation-related expenses. Litigation expenses increased by $2.4 million and $10.9 million, or 198% and 191%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase is primarily related to an increase in legal fees associated with our ongoing and settled litigation matters.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to the amortization of intangible assets acquired in the EOS acquisition.

Transaction-related expenses. The decrease in transaction-related expenses for the three and nine months ended September 30, 2022, is primarily due to the closing of the EOS acquisition on May 13, 2021.

Restructuring expenses. The decrease in restructuring expenses for the three months ended September 30, 2022 is due to non-recurring costs associated with the opening of our Memphis distribution center incurred during the same period in 2021. The increase in restructuring expenses for the nine months ended September 30, 2022 is due to severance, social plan benefits and related taxes in connection with cost rationalization efforts, offset by a decrease due to non-recurring costs associated with the opening of our Memphis distribution center and closing costs related to our prior headquarters incurred during the same period in 2021.

Total interest and other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Interest and other expense, net:
Interest expense, net	$(1,285)	$(1,272)	$(13)	1%	$(4,176)	$(5,604)	$1,428	(25)%
Loss on debt extinguishment, net	—	(7,434)	7,434	(100)%	—	(7,434)	7,434	(100)%
Other (expense) income, net	(615)	886	(1,501)	(169)%	(578)	(1,020)	442	(43)%
Total interest and other expense, net	$(1,900)	$(7,820)	$5,920	(76)%	$(4,754)	$(14,058)	$9,304	(66)%

The decrease in interest expense, net for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to lower interest rates on the 2026 Notes compared to the Term Loan that was repaid in full during the year ended December 31, 2021. A net loss on debt extinguishment of $7.4 million was recognized during the three and nine months ended September 30, 2021 associated with the early payoff of the Term Loan and the PPP loan forgiveness.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2022	2021	$	%	2022	2021	$	%
Income tax provision	$129	$90	$39	43%	$461	$163	$298	183%

The increase in the income tax provision for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily related to the recognition of uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility, and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which include working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, and the timing of introductions of new products and enhancements to existing products. As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt market, we expect to be able to secure reasonable borrowing rates.

Cash and cash equivalents were $106.1 million and $187.2 million at September 30, 2022, and December 31, 2021, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash (used in) provided by:
Operating activities	$(66,740)	$(58,576)
Investing activities	(43,445)	(137,765)
Financing activities	30,215	312,453
Effect of exchange rate changes on cash	(1,166)	(9)
Net (decrease) increase in cash and cash equivalents	$(81,136)	$116,103

Operating Activities

We used cash of $66.7 million from operating activities for the nine months ended September 30, 2022. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $43.4 million in investing activities for the nine months ended September 30, 2022, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided $30.2 million of cash for the nine months ended September 30, 2022, which is primarily related to proceeds from the Revolving Credit Facility.

Debt and Commitments

As of September 30, 2022, we had $35.0 million outstanding under the Revolving Credit Facility. The outstanding loans bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of September 30, 2022, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

We assumed the OCEANE convertible bonds issued by EOS in connection with our acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs of $12.2 million (€12.5 million) will mature on May 31, 2023.

We also assumed $4.6 million (€4.8 million) in other debts with the acquisition of EOS that are due in monthly and quarterly installments beginning in 2023 through maturity in 2027.

As of September 30, 2022, we have made $52.3 million in Orthotec settlement payments and we have an outstanding balance of $5.3 million in Orthotec settlement payments (including imputed interest) to be paid by us.

With the acquisition of EOS, we assumed its inventory purchase commitment agreement with a third-party supplier. We are obligated to certain minimum purchase commitment requirements through December 2026. As of September 30, 2022, the remaining minimum purchase commitment under the agreement was $26.1 million.

Contractual obligations and commercial commitments

As of September 30, 2022, with the exception of the outstanding balance under the Revolving Credit Facility discussed above, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recent Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended September 30, 2022, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2021, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2022. Based on such evaluation, our management has concluded that as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. There have been no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, except for those noted below:

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

We must comply with certain affirmative, negative, and financial covenants under our Revolving Credit Facility with MidCap. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the Revolving Credit Facility. If a default occurs, MidCap could charge an increase to the applicable interest rate, refuse to make further extensions of credit to us, and require all amounts borrowed under the Revolving Credit Facility, together with accrued interest and other fees, to be immediately due and payable. If our indebtedness under the Revolving Credit Facility were to be accelerated or if MidCap elects to charge us additional interest, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the terms of the Revolving Credit Facility or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, MidCap would also have the right to proceed against the collateral, including substantially all of our assets, granted to MidCap to secure the indebtedness under the Revolving Credit Facility. If MidCap proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, the Company issued unregistered equity securities as described below:

On September 12, 2022, September 13, 2022, September 14, 2022, and September 30, 2022 the Company issued 2,500, 15,000, 2,500, and 20,000 restricted shares of the Company’s common stock with a grant date fair values of $9.19, $8.86, $8.90, and $8.74, respectively, based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to the Company.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5. Other Information

On November 2, 2022, the Compensation Committee of the Company’s Board of Directors approved an amendment to an existing performance incentive cash award granted to Patrick S. Miles in May 2019. As amended, the award will be paid in shares of the Company’s common stock rather than in cash, provided that the original performance criteria for the award are satisfied. Additionally, the payment date, if the performance criteria are satisfied, was extended from May 13, 2023 to June 30, 2023. As an inducement for Mr. Miles to accept the changes in the incentive award, the Compensation Committee also approved increasing the number of shares that Mr. Miles is eligible to receive under the award from 312,500 to 359,375.

Item 6. Exhibits

Exhibit	Number Exhibit Description
10.1

Credit Agreement, dated as of September 29, 2022, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and the other borrowers from time to time party thereto, the guarantors from time to time party thereto, MidCap Financial Trust and the other lenders from time to time party thereto, and MidCap Funding IV Trust, as administrative agent (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Nine Months Ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 3, 2022.

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

Date: November 3, 2022