Form 10-K
period 2022-12-31
Alphatec Holdings, Inc.
filed 2023-02-28
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2022), was approximately $477.5 million.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 23, 2023 was 111,109,933.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York, United States

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2022

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

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our "Business" set forth in Item 1, the "Risk Factors" set forth in this Item 1A and our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding:

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
•
our ability to maintain compliance with the quality requirements of the United States ("U.S.") Food and Drug Administration ("FDA") and similar foreign regulatory requirements;
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

Item 1. Business

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. Through our wholly owned subsidiaries, Alphatec Spine, Inc., SafeOp Surgical, Inc. and EOS imaging S.A., our mission is to revolutionize the approach to spine surgery through clinical distinction. We are focused on developing new approaches that integrate seamlessly with our expanding Alpha InformatiX™ product platform to better inform surgery and to achieve the goal of spine surgery more predictably and reproducibly. We have a broad product portfolio designed to address the spine’s various pathologies. Our ultimate vision is to be the standard bearer in spine.

In 2018, we embarked on a business transformation that has replaced 100% of the executive team, 94% of our Board of Directors, and over 90% of the remaining team with experienced professionals. Efforts that year founded our Organic Innovation Machine™, our in-house product design, development and testing capabilities aimed at the creation of clinical distinction, and furthered the strategic transition of our sales force to a more dedicated, clinically astute team.

From 2019 through 2021, our focus was on building a foundation capable of supporting the organization as we scale into a larger business. We developed and released several key elements of our approach-based portfolio, including a comprehensive posterior fixation system and approach-specific IdentiTi implants. We also acquired and integrated SafeOp, technology that integrates with our approaches to provide information about both the location and the health of nerves intra-operatively. SafeOp became the informational backbone of the Prone TransPsoas (“PTP”) approach, which we developed and launched in 2020 to advance lateral spine surgery. We invested in new headquarters to substantially increase surgeon and sales training capacity and opened a distribution facility in Memphis, TN to ensure predictable and expedient surgical support as we grow. We also acquired EOS imaging to expand on the informational competitive advantage established with SafeOp. EOS systems enable full-body, calibrated, 3D images that integrate throughout the arch of patient spine care to influence procedure planning and improve and objectify the understanding of global alignment. As we execute against our vision for EOS technology, we believe it will set new standards for spine care.

Our ability to leverage our collective spine experience, coupled with a willingness to invest in every component of the advanced spine approaches that we bring to market has fueled market-leading growth in every year since early 2018.

Revenue from products and services was $350.9 million for the year ended December 31, 2022, representing an increase of $108.6 million, or 45% compared to $242.3 million for the year ended December 31, 2021. We believe our future success will continue to be propelled by the introduction and traction of the distinct procedures and technologies that our procedural investment thesis engenders. We feel that Alphatec is well-positioned to continue to capitalize on spine market dynamics.

Recent Developments

Term Loan

On January 6, 2023, we entered into a $150.0 million term loan (the "Braidwell Term Loan") with Braidwell Transaction Holdings, LLC. The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. We have the option to draw an additional $50.0 million within 18 months of the closing date. The Braidwell Term Loan matures in January 2028. Borrowings under the Braidwell Term Loan bear interest at an annual rate equal to Term Secured Overnight Financing Rate, a rate per annum equal to the secured overnight financing rate for such SOFR business day ("Term SOFR") plus 5.75%. The outstanding portion of the term loan is secured by substantially all of our assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement.

Revolving Credit Facility

In September 2022, we entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. We may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our unsecured Senior Convertible Notes (the "2026 Notes").

The outstanding loans bear interest at the sum of Term SOFR, plus 3.5% per annum. Interest on borrowings is due monthly. The loan agreements include an unused line fee, which is calculated as 0.50% per annum of either the unused Revolving Credit Facility or a minimum balance. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring us to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or if we are in default, MidCap will apply funds collected from our lockbox account to reduce the outstanding balance of the Revolving Credit Facility.

The outstanding loans are secured by substantially all of our assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility subject to terms of a customer intercreditor agreement. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, we are required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated.

Strategy

Our vision is to be the standard bearer in spine. By leveraging our team’s extensive spine experience to create clinically distinct solutions that improve surgical outcomes, we believe that we are positioned to continue to earn share of the U.S. spine market, becoming the partner of choice for spine surgeons, hospitals, healthcare systems, and payors.

To achieve our vision and build long-term value, we continue to prioritize the following three vital initiatives:

1. Create Clinical Distinction

We are committed to continuing to invest in the development, launch, and promotion of approaches and technologies intended to revolutionize spine surgery. We have developed, and continue to seek to develop, next-generation surgical approaches that advance spine care with seamlessly integrated access systems, implants, positioners, biologics and enabling technologies uniquely designed to beget objective decision-making and to more successfully address the core spine pathologies.

During the year ended December 31, 2022, we continued to drive adoption of the PTP approach, while securing over 40% growth in the EOS opportunity pipeline and executing against developmental initiatives that will further EOS' spine capabilities. We advanced the medialized MIS posterior approach with the Sigma Medialized Access System and the Calibrate PSX Expandable Interbody Implant System, our first expandable interbody implant system. Our pursuit to perfect our procedures inspired the launch of over 10 new technologies during the year ended December 31, 2022. As a result, our comprehensive portfolio now boasts over 90 products across various product categories, of which more than half were launched between July 2018 and December 2022.

With the expansion and increasing capabilities of our product portfolio, we continue to drive year-over-year growth in the number of product categories used per surgery, average revenue per surgery and revenue per surgeon. Aggregate product categories used per surgery expanded to 2.2 for the full-year 2022, compared to 2.0 in the prior year. For the full year 2022, average revenue per surgery expanded 25% and revenue per surgeon increased 17% compared to 2021.

Looking to 2023 and beyond, we intend to continue to pioneer spine innovation. As such, we expect continued growth in the number of products sold into each surgery, revenue per surgery, and revenue per surgeon.

2. Compel Surgeon Adoption

An integral part of our strategy is to compel surgeon adoption of the innovation that we have and will continue to introduce. Central to inspiring surgeon interest is the “ATEC Experience”, an outcomes-based educational program for visiting surgeons facilitated at our headquarters in Carlsbad, CA. The program provides an interactive learning environment tailored to surgeon needs through both a peer-to-peer and subject matter expert approach. We leverage our state-of-the-art, 7-station cadaveric lab to enable visiting surgeons to gain deep practical experience with our procedural solutions and educate participants on our role in shaping innovation.

The surgeon relationships we are creating through that educational program continue to drive strong growth, evidenced by both the increase in surgeon participation in the program and the continued growth of surgeon adoption. Over 400 new and existing surgeons participated in the ATEC Experience in 2022, driving growth in our surgeon user base in 2022 and positioning us well for future growth as we cultivate the surgeon relationships we are creating. Revenue attributable to new surgeon customers has continued to contribute meaningfully to revenue growth overall. Surgeon utilization is also expanding as we earn surgeon confidence and foster surgeon training programs that extend the application of our procedural solutions to increasingly complex spine care.

3. Elevate Distribution

We market and sell our products through a strategic network of independent sales agents and direct sales representatives.

To deliver consistent, predictable growth, we have added, and intend to continue to add, clinically astute and exclusive independent sales agents and direct sales representatives to reach untapped surgeons, hospitals, and national accounts and better penetrate existing accounts and territories. We believe the opportunity to expand our strategic sales network is vast, with approximately one third of U.S. territories, including many of the U.S.' most significant spine markets, still under- or completely unrepresented.

With our acquisition of EOS in 2021, we aligned EOS’ U.S.-based capital sales team with our regional sales teams and leadership. The EOS sales team will continue to focus on hospital administrators now with the benefit of leads generated by our strategic sales team and enhanced service support.

As we seek to optimize sales productivity, we continually work to upgrade our sales team training and education efforts. That, coupled with the clinical distinction-fueled increase in surgeon adoption drove 39% growth in revenue per established territory in 2022, marking the beginnings of our ability to lever years of investment to elevate our sales channel.

In 2022, we enhanced the expertise within our Memphis distribution facility which opened in 2021. With expedient, flexible access to nearby distribution centers, we believe the facility will ensure centralized surgical support as we grow.

We are in the nascent stages of building an international footprint. In 2022, we commenced a process that will secure regulatory approvals for Australia and Japan and invested in a team and support structure to foster sales in New Zealand. Looking forward, we intend to focus our international investments in economically attractive markets with strong surgeon influence and reasonable regulatory pathways where we believe we can build a direct sales team with the sophistication of our U.S. network.

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

The Alphatec Solution

Our procedural investment thesis is unique. Unlike most of our peers, we take a holistic approach to the procedures that we bring to market, willingly investing not just in the highest dollar components of the procedure, but also in the clinically distinct technology that can enhance clinical predictability and reproducibility. As a result, our procedures uniquely incorporate the technology engendered by that thesis: objective information capable of informing the entire continuum of spine patient care and integrated, ergonomic patient positioning and surgical access technology.

Our principal offerings include comprehensive procedural solutions designed and developed to specifically meet the requirements of the various spine approaches that treat conditions ranging from degenerative disc disease to complex deformity and trauma. Depending on the approach, our solutions may comprise objective and automated pre-, intra-, and post-operative information, positioners, access systems, interbody implants, fixation systems, and various biologics offerings; all designed to more predictably improve patient outcomes by achieving the three goals of spine surgery: (1) decompression, (2) stabilization, and (3) alignment.

To deliver on our goal of driving above-market revenue growth, we continue to leverage investments made to equip the sales channel with a clinically distinct portfolio and to build a strong pipeline of innovation that will compel surgeon adoption well into the future. While new products launched since new management took over in late 2017 accounted for less than 10% of total revenue in 2018, that percentage increased to 91% in 2022.

Our flagship approach, the PTP approach, was designed and released in 2020 to directly address the known challenges that limited earlier adoption of the technique by the team that created the original lateral approach for spinal fusion. Engineered to leverage the benefits achieved by lateral spinal fusion procedures, such as reduced blood loss, shorter hospital stays, and quicker recovery times, PTP treats a wide range of patient pathologies and, to date, surgeons have performed over 5,500 PTP procedures.

Compared to a standard lateral procedure, the PTP approach positions the patient in a prone (face down) position, allowing simultaneous access to the spine laterally (from the side) and posteriorly (from the back), all while in a more familiar surgical position and offering a more streamlined approach. Single-position lateral surgery in the prone position minimizes unnecessary patient repositioning, enhances time efficiencies, provides surgeons with increased optionality, and achieves spinal alignment objectives more reproducibly.

The PTP procedure is enabled through a combination of purposefully-developed technologies that address the unique challenges of approaching the spine laterally while prone. One such challenge, and probably the greatest limit to earlier adoption of lateral approaches overall, is the need to safely and predictably navigate across the lumbar plexus, an essential collection of nerves, to access the lumbar spine during surgery. Key to our PTP approach is the integration of SafeOp Advanced Neuromonitoring, a proprietary technology that couples automated electromyographic (“EMG”) and somatosensory evoked potential (“SSEP”) monitoring. SafeOp technology, as a result, is designed to uniquely beget real-time, surgeon-directed intra-operative information about both the location and the health of the patient’s nerves, enhancing the predictability and reproducibility of lateral approach outcomes.

Our Technology

Positioners

We have developed approach-specific patient positioning systems that integrate with our other access systems, providing for a more rigid construct and enhanced reproducibility. The PTP Patient Positioning System™, for example, was developed specifically for the PTP procedure as an adjunct to the Sigma™-PTP Access System. Designed to maximize the positional effects of having the patient in a prone position while streamlining operating room setup, PTP enables a single-position surgery. Key features include bi-lateral structural support to minimize patient movement, adjustable side paddle position to accommodate varying patient habitus, an integrated bed-rail system and compatibility with the Jackson frame. In addition, the system’s ultra-radiolucent carbon fiber frame is designed to help enhance fluoroscopic visibility and its coronal bending mechanism is designed to create reproducible access to L4-5 and upper lumbar regions.

Access Systems

We have differentiated surgical access instruments that are designed to maximize patient outcomes through enhanced visibility and rigidity, intuitive orthogonality, and approach-specific exposure. We offer several split-blade retractors which allow for direct, illuminated visualization and freedom of maneuverability within the operative corridor. Our retractors also provide for stable positioning by attaching directly to the surgical table. We also offer procedure-specific access systems, including our Sigma-ALIF Access System which allows for custom anterior abdominal exposure through freehand placement of dissecting blades and connection to a ringed frame. The Sigma-ALIF Access System provides an unobstructed working corridor with custom features to enable an ALIF approach in either supine or lateral decubitus.

EOS Imaging

Our EOS imaging system provides unbiased, high-quality, and calibrated full-body imaging that enables a precise 3D model of patients’ skeletal systems and provides valuable diagnostic and surgical planning capabilities. The integration of our approach-specific solutions into EOS’ 3D surgical planning platform is expected to better inform surgery and enhance the predictability of outcomes by allowing surgeons to more effectively assess patients’ full-body alignment, establish surgical objectives, and simulate surgery with optimized implants.

Alpha InformatiX

Our Alpha InformatiX ("AIX") product platform comprises the SafeOp Neural InformatiX System and the VEA™ alignment mobile application.

The SafeOp Neural InformatiX System was the first advanced technology to launch from the AIX product platform. SafeOp is a patented technology that automates both EMG and SSEP monitoring. As a result, the system can provide surgeons with objective, real-time, and actionable information about both nerve location and nerve health intra-operatively on a small, easy-to-use tablet platform. Integration of the information with our advanced access, implant, and fixation technologies equips surgeons with procedural solutions designed to enhance safety, efficiency, and reproducibility.

The VEA mobile alignment application is designed to more quickly quantify alignment parameters on a mobile device. Further development is aimed at enabling broad EOS image access for the integration of intraoperative solutions.

Implants and Fixation Systems

Our portfolio of specialized spinal implants and fixation systems are designed to specifically meet the requirements of each approach. Available in varying shapes, sizes, and lordosis options, our spinal implants include implants made from allograft, PEEK, and porous titanium. We offer NanoTec™ surface modifications to our interbody systems to increase the surface area for cell adhesion and proliferation. Customization can be enhanced with our lordotic expandable intervertebral body fusion system, Calibrate™ PSX, which was released in 2022. We also offer several standalone implants designed to provide for height restoration and stabilization in one integrated solution.

Invictus™ is our next-generation comprehensive spinal fixation solution, designed to treat the range of pathologies, with intraoperative adaptability and surgical predictability through an open, minimally invasive (“MIS”), or hybrid approach. The sophistication of the Invictus Posterior Fixation System continues to expand. The commercial release of Invictus OCT in early 2021 extended the system’s proficiencies to include the occiput and cervical spine, creating a single system capable of addressing the entire spine from occiput to ilium with familiar and consistent instrument design, simplified screw insertion, and intraoperative adaptability. The launch of Invictus OsseoScrew® later in 2021 advanced the system with the first and only expandable screw commercially available in the U.S. OsseoScrew has been designed to optimize fixation and address fixation failure in compromised bone.

Biologics

We have a variety of biologics designed to facilitate the process of spinal fusion. Our biologics offerings consist of several allograft (donated human tissue) options, including 3D ProFuse® Osteoconductive Bioscaffold, and a family of AlphaGRAFT® products. 3D ProFuse® Osteoconductive Bioscaffold is highly compressible when hydrated, allowing for ease of handling and better endplate-to-endplate contact. Our AlphaGRAFT Demineralized Bone Matrix (“DBM”) consists of demineralized human tissue that is available in gel, putty, and fiber forms. AlphaGRAFT DBM Fibers combine the regenerative capacity of interconnected fibers with the maximum availability of growth factors endogenous to bone. Composed of 100% demineralized fibers, AlphaGRAFT DBM Fibers offer moldable, cohesive handling characteristics. AlphaGRAFT Cellular Bone Matrix (“CBM”) is a growth factor-enriched cellular bone matrix (“CBM”) that exhibits the angiogenic, osteoinductive, and mitogenic growth factors necessary for bone growth. AlphaGRAFT CBM may be delivered in granular, fiber, or structural form. We also offer BioCORE® Moldable Bioactive Graft which is a synthetic mineral-collagen composite matrix that can be molded to fit the bone defect. Our Amnioshield® Amniotic Tissue Barrier is an allograft for spinal surgical barrier applications. The composite amniotic membrane is intended to act as a biological barrier and provide an excellent dissection plane.

Products and Technologies Under Development

Internally Developed Products and Technologies

We are expanding our portfolio of products and technologies to enhance clinical outcomes across multiple pathologies, regardless of a surgeon’s preferred surgical approach. We expect to launch 8-10 new products during 2023.

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

Sales and Marketing

We market and sell our products through a sales force consisting of dedicated and non-dedicated independent sales agents and dedicated employee direct sales representatives. We employ a team of area vice presidents, sales directors, and regional business managers, who are responsible for overseeing the sales channel process in their territories. Although surgeons in the U.S. typically make the ultimate decision to use our products, we generally invoice the hospital for the products that are used and pay commissions to the sales representative, or the sales agent based on payment received from the hospital. We compensate our direct sales employees through salaries and incentive bonuses based on performance measures.

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

We believe that one of the most effective ways to introduce and build market demand for our products is by training and educating spine surgeons, independent sales agents, and direct sales representatives on the benefits and use of our products. Sales training programs are a platform for learning and organizational development, ensuring the sales force is clinically competitive and considered an essential resource to all stakeholders. We focus on cross-functional collaboration and alignment to deliver timely and relevant programs to meet surgeon and representative needs and positively impact the business.

Our training and education programs are designed to support new product introductions to the market as well as ongoing portfolio advancement. Our resources are nimble and responsive and include field-based engagements to supplement our core curriculum. We believe this is an effective way to increase overall surgeon adoption of our new products.

We believe that surgeons, independent sales agents, and direct sales representatives will become exposed to the merits and distinguishing features of our products through our training and education programs, and that such exposure will increase the use and promotion of our products. With a focus on the entire procedure, we expect to build awareness of the breadth of our product offering. We are conscientious in the pursuit of delivering value to all stakeholders. Our goal is to provide surgeon education programs, coupled with a growing and comprehensive sales training platform that create a sustainable competitive advantage for our organization.

Manufacture and Supply

We rely on third-party suppliers for the manufacture of all our implants and instruments. Outsourcing implant manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand for our products. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, and International Organization for Standardization (“ISO”), and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

The raw materials used in the manufacture of our non-biologic products are principally titanium, titanium alloys, stainless steel, cobalt chrome, ceramic, allograft, and PEEK. With the exception of PEEK, none of our raw material requirements is limited to any significant extent by critical supply. We are subject to the risk that Invibio, one of a limited number of PEEK suppliers, will be unable to supply PEEK in adequate amounts and in a timely manner. We believe our supplier relationships, alternative product offerings, vendor-managed inventory, and quality processes will support our potential capacity needs for the foreseeable future.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements, proprietary information ownership agreements, and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop, maintain, and enforce the proprietary aspects of our technologies. We require our employees, consultants, co-developers, sales agents and advisors to execute agreements governing the ownership of proprietary information and use and disclosure of confidential information in connection with their relationship with us. In general, these agreements require these individuals and entities to agree to disclose and assign to us all inventions that were conceived on our behalf, or which relate to our property or business and to keep our confidential information confidential and only use such confidential information in connection with our business.

Patents. As of December 31, 2022, we and our affiliates owned, or we exclusively owned 196 issued U.S. patents, 39 pending U.S. patent applications and 234 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is issued. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Trademarks. As of December 31, 2022, we and our affiliates owned 26 registered U.S. trademarks and 19 registered trademarks outside of the U.S.

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

If the FDA determines that the device is not “substantially equivalent” to a predicate device following submission and review of a 510(k) premarket notification, or if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk, the device sponsor may either pursue a PMA approval or seek reclassification of the device through the de novo process. Our current products on the market in the U.S. include Class II spinal implants and instruments marketed under 510(k) premarket clearance, as well as Class I 510(k) exempt spinal instruments and devices.

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

Premarket Approval Pathway. Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, extensive technical information regarding device design and development, preclinical and clinical trials, manufacturing, and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of the PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulation ("QSR"). The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

Clinical Trials. Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k). All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting, and monitoring responsibilities of study sponsors and study investigators. If the device is determined to present a “significant risk” to human health, the manufacturer may not begin a clinical trial until it submits an IDE application to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. A clinical trial may be suspended by FDA, the sponsor, or an IRB at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA or may be equivocal or otherwise not be sufficient to obtain approval of a device. We are not currently undertaking any FDA IDE trials, as all of our existing products are FDA-cleared through the 510(k) pathway. It is possible, however, that future device development may require IDE clinical trial for approval.

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

Compliance with Certain Applicable Statutes

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, false claims laws, criminal health care fraud laws, physician payment transparency laws, data privacy and security laws, and foreign corrupt practice laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false or fraudulent claim to, or the knowing use of false statements to obtain payment from, the federal government. Private suits filed under the False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $12,537 and $25,076 for each separate false claim and may be subject to exclusion from Medicare, Medicaid, and other federal healthcare programs. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Human Capital

As of December 31, 2022, we had 705 employees worldwide. Approximately 518 employees were located in the U.S. and 187 employees were located outside of the U.S. Of our U.S. employees, 347 were based in our Carlsbad, CA headquarters, covering all of the following functional areas: sales, customer service, marketing, clinical education, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology, and administration.

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

To attract and retain employees, we offer competitive, performance-based compensation and benefits, opportunities for discounted equity ownership, employee recognition programs, career development opportunities, and access to continual growth through in-house live trainings, as well as support and reimbursement for external trainings and educational programs. In addition, to further expand employee enrichment and engagement, we periodically survey our employees regarding their satisfaction levels. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. We completed a survey in December 2022, in which over 90% of respondents indicated a willingness to recommend the Company to friends and family as a desirable place to work. High employee satisfaction is also reflected in our high employee engagement and low undesired turnover, which was approximately 6% for 2022.

We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. We currently have no employees working under collective bargaining agreements.

Health and Wellness

We offer various health and wellness programs to promote a healthy and active lifestyle for our employees. In addition to our health and wellness program offerings, our corporate headquarters includes indoor and outdoor workout spaces, which our employees are able to access throughout the day, as well as various fitness and workout classes. We have provided health and wellness initiatives throughout the year to promote the continued wellbeing of our employees, as well as opportunities for our employees to participate in community volunteer and clean-up programs to foster camaraderie within our employee base.

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

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, electronically with the Securities and Exchange Commission ("SEC"). We make these reports available to you free of charge through the Investor Relations section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The public can also obtain any documents that we file with the SEC at http://www.sec.gov.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 42% and 47% our net sales for the years ended December 31, 2022 and 2021, respectively, and are expected to continue to be significant in the future. A decline in sales of these systems for any reason would have a significant adverse impact on our business, financial condition and results of operations. We rely on third-party licenses related to our polyaxial pedicle screw systems in order to use various proprietary technologies that are material to these systems, including the enforceability of the intellectual property rights in such technologies. Certain of our licenses may be terminated upon specific conditions. Our rights under each of the licenses are subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of royalties and other fees. Because of the complexity of our product and the patents we have licensed, determining the scope of the license and related obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. Any action that would prevent us from manufacturing, marketing and selling these systems or increase the costs associated with these systems would have a significant adverse effect on our business, financial condition and results of operations.

Our reliance on sales agents could affect our ability to market our products efficiently and profitably.

The development of a large distribution network may be expensive and time consuming. Because of the intense competition for their services, we may be unable to recruit or retain qualified independent sales agents. Like us, some of our competitors enter into exclusive distribution agreements. Further, we may not be able to enter into agreements with independent sales agents on commercially reasonable terms. Even if we do enter into agreements with new independent sales agents, it may take 90 to 120 days or even longer for new sales agents to reach full operational effectiveness. Some sales agents may not generate revenue as quickly as we expect, may not commit the necessary resources to effectively market and sell our products and may not ultimately be successful in selling our products. Our business, financial condition and results of operations will be materially adversely affected if we do not attract and retain new sales agents or if the marketing and sales efforts of our sales agents are unsuccessful.

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

We rely on third party manufacturers of our implants, instruments, imaging equipment and spare parts. We currently rely on a limited number of third parties and any prolonged disruption in the operations of our third-party suppliers could have a negative impact on our ability to supply products to customers. We may suffer losses as a result of business interruptions that exceed coverage under our manufacturer’s insurance policies. Other events beyond our control could also disrupt our product development and commercialization efforts until such events can be resolved or we can put in place third-party contract manufacturers to assume this manufacturing role. In addition, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. Delays associated with the verification of a new manufacturer or the re-verification of an existing manufacturer could negatively affect our ability to develop products or supply products to customers in a timely manner. Any disruption in the manufacture of our products by our third-party suppliers could have a material adverse impact on our business, financial condition and results of operations.

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

We and our suppliers are subject to extensive regulation by the FDA and other regulatory agencies both inside and outside of the U.S. The FDA, and other regulatory agencies, audit compliance with some of these regulations. If significant non-compliance issues arise or if a corrective action plan is not sufficient, the manufacture or sale of our products may be limited until such problems are corrected to the regulatory body’s satisfaction, which could have a material adverse effect on our business, financial condition and results of operations. Further, our products could be subject to recall if the regulatory body determines, for any reason, that our products are not safe or effective. Any recall or additional regulatory approval or clearance requirements could result in delays, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the regulatory body, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations, both inside and outside the U.S., are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. Our operations outside the U.S. are subject to special risks and restrictions, including, without limitation: fluctuations in currency values and foreign-currency exchange rates; exchange control regulations; changes in local political or economic conditions; governmental pricing directives; import and trade restrictions; import or export licensing requirements and trade policy; restrictions on the ability to repatriate funds; and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad, including the U.S. Foreign Corrupt Practices Act and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Acts of terror or war may impair our ability to operate in particular countries or regions and may impede the flow of goods and services between countries. Customers in weakened economies may be unable to purchase our products, or it could become more expensive for them to purchase imported products in their local currency, or sell at competitive prices, and we may be unable to collect receivables from such customers. Further, changes in exchange rates may affect our net earnings, the book value of our assets outside the U.S. and our stockholders’ equity. Failure to comply with the laws and regulations that affect our global operations could have an adverse effect on our business, financial condition, or results of operations.

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
•
The Health Insurance Portability and Accountability Act ("HIPAA"), and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

If our operations, or those of our independent sales agents violate any of such laws or any regulations that may apply to us, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. If the healthcare providers, sales agents or other entities with which we do business are found to violate applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

Our products are subject to extensive governmental regulations. The clearance and approval process, particularly with the FDA, can be costly and time consuming, and such clearances or approvals may not be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after receiving 510(k) clearance, or approval of a PMA. The FDA may make its 510(k) clearance process more restrictive and increase the time or expense required to obtain clearances or could make it unavailable for some of our products. A PMA must be submitted if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA and must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or possibly a PMA.

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

While we intend to continue to pursue growth in our business, such anticipated growth is expected to place significant demands on our managerial, operational and financial resources and systems. Our management may need to divert a disproportionate amount of its attention from day-to-day activities to managing these anticipated growth activities. If we do not manage our anticipated growth effectively, the quality of our products, our relationships with physicians, sales agents and hospitals, and our reputation could suffer, which would have a significant adverse effect on our business, financial condition and results of operations.

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

At December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $84.7 million, accounts receivable, net, cash from operations and available borrowings under the Revolving Credit Facility. We believe that our current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months subsequent to the date the consolidated financial statements are issued. If needed, we will seek additional funds from public and private equity or debt financings, borrowings under the Revolving Credit Facility, new debt facilities or other sources to fund our projected operating requirements. Our capital requirements will depend on many factors, including:

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

Covenants in our loan documents and indenture may restrict our business and operations and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected.

The loan agreements we entered into in connection with our Revolving Credit Facility and the Braidwell Term Loan as well as the indenture governing our 2026 Notes contain certain affirmative, operating or financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the applicable loan agreement or indenture, which could result in an increase the applicable interest rate or all amounts borrowed under the applicable debt instrument, together with accrued interest and other fees, to become due and payable or, with respect to our Revolving Credit Facility, could result in MidCap refusing to make further extensions of credit to it. If our indebtedness under the Revolving Credit Facility, the Braidwell Term Loan or the 2026 Notes were to be accelerated, if the amount of interest owing under such debt or, in the case of the Revolving Credit Facility, if MidCap refuses to make further extensions of credit to us, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, in the case of the Revolving Credit Facility and Braidwell Term Loan, the lender would also have the right to proceed against the collateral, including substantially all of our assets, granted to secure the indebtedness under the debt obligation. If the applicable lender proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.

We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.

We have typically incurred net losses since our inception. As of December 31, 2022, we had an accumulated deficit of $934.5 million. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of our products and equity and debt financings. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

A sudden and significant economic downturn or volatility in the economy in the U.S. and our other major markets could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

We operate primarily in the U.S. but also globally and as a result our business and revenues are impacted by domestic and global macroeconomic conditions. A weakening of economic conditions, including from a worsening of the ongoing labor shortage or rising in inflation, could lead to increased costs to our business and reductions in demand for our products. Weakened economic conditions or a recession could reduce the amounts that customers are willing or able to spend on our products. Furthermore, a high percentage of our expenses, including those related to inventory, capital investments, and operating costs are generally fixed in nature in the short term. If we are not able to timely and appropriately adapt to changes resulting from a weak or uncertain economic environment, our business, financial condition, results of operations and cash flows could be adversely impacted.

Adverse economic conditions in the U.S. may negatively affect our business, financial condition or results of operations.

The U.S. has recently experienced historically high levels of inflation. If the inflation rate remains high or continues to increase, such as increases in the costs of labor and supplies, it will likely affect our expenses. Additionally, the U.S. is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition or results of operations.

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
•
our ability to grow and maintain a productive sales and marketing organization and independent sales agent network;
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

We cannot begin to commercialize any products that we seek to introduce in the U.S. without FDA approval or clearance. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. Any shortfalls in revenue or earnings from levels expected by our stockholders or by industry analysts could have a significant adverse effect on the trading price of our common stock in any given period.

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
•
our announcement or our competitors’ announcements regarding new or enhanced products, product enhancements, significant contracts, number of sales agents, number of hospitals and spine surgeons using products, acquisitions, and collaborative or strategic investments;
•
announcements of technological or medical innovations for the treatment of spine pathology;
•
changes in earnings estimates or recommendations by securities analysts;
•
our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•
changes in healthcare policy in the U.S., including changes in governmental regulations or in the status of our regulatory approvals, clearances or applications, and changes in the availability of third-party reimbursement in the U.S.;
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

Based on shares outstanding at February 23, 2023, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying, deferring or preventing our change in control, causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders, or reducing our public float held by non-affiliates.

Anti-takeover provisions in our organizational documents and change of control provisions in some of our employment agreements and agreements with sales agents, and in some of our outstanding debt agreements, as well as the terms of our redeemable preferred stock, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely.

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

We are subject to taxes in the U.S. and foreign jurisdictions. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective income tax rates have been, and could in the future be, adversely affected by changes in tax laws or interpretations of those tax laws; by stock-based compensation and other non-deductible expenses; by changes in the mix of earnings in countries with differing statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities.

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

Item 3. Legal Proceedings

For a description of our material legal proceedings, refer to Note 7 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Global Select Market under the symbol “ATEC.”

Stockholders

As of February 23, 2023, there were approximately 365 holders of record of an aggregate 111,109,933 outstanding shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2022, the Company issued unregistered equity securities as described below:

On October 3, 2022, October 18, 2022, and November 14, 2022 the Company issued 625, 100 and 1,250 restricted shares of the Company’s common stock with a grant date fair values of $13.47, $13.47, and $12.18, respectively, based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to the Company.

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

There were no repurchases of common stock during the year ended December 31, 2022.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of two indices: (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Medical Equipment Index over the five-year period ending December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ALPHATEC HOLDINGS, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. A discussion regarding our financial condition and results of operations for 2022 compared to 2021 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2021 compared to 2020, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. Through our wholly owned subsidiaries, Alphatec Spine, Inc., SafeOp Surgical, Inc. and EOS imaging S.A., our mission is to revolutionize the approach to spine surgery through clinical distinction. We are focused on developing new approaches that integrate seamlessly with our expanding Alpha InformatiX™ product platform to better inform surgery and to achieve the goal of spine surgery more predictably and reproducibly. We have a broad product portfolio designed to address the spine’s various pathologies. Our ultimate vision is to be the standard bearer in spine.

Our ability to leverage our collective spine experience, coupled with a willingness to invest in every component of the advanced spine approaches that we bring to market has fueled market-leading growth in every year since early 2018. We believe our future success will continue to be propelled by the introduction and traction of the distinct procedures and technologies that our procedural investment thesis engenders.

We market and sell our products through a network of independent sales agents and direct sales representatives. To deliver consistent, predictable growth, we have added, and intend to continue to add, clinically astute and exclusive sales team members to reach untapped surgeons, hospitals, and national accounts and better penetrate existing accounts and territories.

Recent Developments

Term Loan

On January 6, 2023, we entered into the Braidwell Term Loan. The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. We have the option to draw an additional $50.0 million within 18 months of the closing date. The Braidwell Term Loan matures in January 2028. Borrowings under the Braidwell Term Loan bear interest at an annual rate of Term SOFR plus 5.75%. The outstanding portion of the term loan is secured by substantially all of our assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement.

Revolving Credit Facility

In September 2022, we entered into the Revolving Credit Facility with entities affiliated with MidCap. The Revolving Credit Facility provides up to $50.0 million in borrowing capacity based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. We may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

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

The Revolving Credit Facility contains a lockbox arrangement clause requiring us to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or we are in default, MidCap will apply funds collected from our lockbox account to reduce the outstanding balance of the Revolving Credit Facility.

The outstanding loans are secured by substantially all of our assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility subject to terms of a customary intercreditor agreement. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, we are required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated.

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

Sales, general and administrative expenses. Sales, general and administrative expenses consist primarily of salaries and related employee benefits, sales commissions and other variable costs, depreciation of our surgical instruments, regulatory affairs, quality assurance costs, professional service fees, travel, medical education, trade show and marketing costs, and insurance expenses.

Litigation-related expenses. Litigation-related expenses are costs incurred for our ongoing and settled litigation.

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of intangible assets acquired in business combinations and asset purchases.

Transaction-related expenses. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of EOS.

Restructuring expenses. Restructuring expenses primarily consist of severance, social plan benefits and related tax costs incurred in connection with cost rationalization efforts, as well as costs associated with the opening or closing of office and warehouse facilities.

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

Results of Operations

Total revenue

	Year Ended December 31,		Change
(in thousands, except %)	2022	2021	$	%
Revenue:
Revenue from products and services	$350,852	$242,258	$108,594	45%
Revenue from international supply agreement	15	954	(939)	(98)%
Total revenue	$350,867	$243,212	$107,655	44%

Revenue from products and services increased by $108.6 million, or 45%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology. Revenue associated with our acquisition of EOS accounted for approximately $16.0 million of the increase in revenue from products and services for the year ended December 31, 2022, compared to the pre-acquisition period during the year ended December 31, 2021.

Revenue from international supply agreement, which is attributed to sales to Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus Medical”), under which we supplied to Globus Medical certain of its implants and instruments at agreed-upon prices for a minimum term of three years, decreased by $1.0 million, or 98%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in revenue from the international supply was due the expiration and termination of the international supply agreement with Globus Medical on August 31, 2021.

Cost of sales

	Year Ended December 31,		Change
(in thousands, except %)	2022	2021	$	%
Cost of sales	$117,808	$85,450	$32,358	38%

Cost of sales increased by $32.4 million, or 38%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to product volume, offset by a decrease in inventory expense associated with the purchase accounting of the EOS acquisition. Cost of sales associated with our acquisition of EOS accounted for approximately $10.1 million of the increase for the year ended December 31, 2022, compared to the pre-acquisition period during the year ended December 31, 2021. Inventory expense associated with the purchase accounting of EOS offset the increase by approximately $5.1 million, or 16%.

Operating expenses

	Year Ended December 31,		Change
(in thousands, except %)	2022	2021	$	%
Operating expenses:
Research and development	$44,033	$32,015	$12,018	38%
Sales, general and administrative	300,013	229,271	70,742	31%
Litigation-related expenses	23,943	11,123	12,820	115%
Amortization of acquired intangible assets	10,115	5,348	4,767	89%
Transaction-related expenses	120	6,365	(6,245)	(98)%
Restructuring expenses	1,810	1,697	113	7%
Total operating expenses	$380,034	$285,819	$94,215	33%

Research and development expenses. Research and development expenses increased by $12.0 million, or 38%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio. Research and development costs associated with EOS accounted for approximately $2.0 million of the total increase for the year ended December 31, 2022, as compared to the pre-acquisition period during the year ended December 31, 2021.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $70.7 million, or 31%, during the year ended December 31, 2022, compared to the year ended December 30, 2021. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business. Sales, general and administrative expenses associated with EOS accounted for approximately $7.6 million of the total increase for the year ended December 31, 2022, as compared to the pre-acquisition period during the year ended December 31, 2021.

Litigation-related expenses. Litigation-related expenses increased by $12.8 million, or 115%, during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily related to an increase in legal fees and related accruals associated with our ongoing and settled litigation matters. Refer to Note 7 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding litigation matters.

Amortization of acquired intangible assets. The increase of amortization of acquired intangible assets is primarily due to the amortization of intangible assets acquired in the EOS acquisition.

Transaction-related expenses. The decrease in transaction-related expenses for the year ended December 31, 2022 is primarily due to the closing of the EOS acquisition on May 13, 2021.

Restructuring expenses. The increase in restructuring costs for the year ended December 31, 2022 was primarily due to severance, social plan benefits and related taxes in connection with cost rationalization efforts.

Total interest and other expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2022	2021	$	%
Interest and other expense, net:
Interest expense, net	$(5,505)	$(7,108)	$1,603	(23)%
Loss on debt extinguishment, net	—	(7,434)	7,434	(100)%
Other income (expense), net	471	(1,563)	2,034	(130)%
Total interest and other expense, net	$(5,034)	$(16,105)	$11,071	(69)%

The decrease in interest expense, net, during the year ended December 31, 2022, compared to the year ended December 30, 2021, was primarily due to lower interest rates on the 2026 Notes compared to the term loan with

Squadron Medical Finance Solutions, LLC (the "Squadron Medical Term Loan"), that was repaid in full during the year ended December 31, 2021. The decrease in loss on debt extinguishment, net, during the year ended December 31, 2022, compared to the year ended December 31, 2021 was due to the net loss on debt extinguishment associated with the early payoff of the Squadron Medical Term Loan and the Paycheck Protection Program loan forgiveness, which were non-recurring expenses in 2021. The decrease in other income (expense), net, during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to foreign currency gains.

Income tax provision

	Year Ended December 31,		Change
(in thousands, except %)	2022	2021	$	%
Income tax provision	$140	$164	$(24)	(15)%

Income tax provision for the year ended December 31, 2022 was negligible and remained consistent compared to the year ended December 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility, and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

As current borrowing sources become due, we may be required to access the capital markets for additional funding. If we are required to access the debt markets, we expect to be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of spending and cash use as well as our ability to secure additional credit facilities, term loans, or other similar arrangements in light of our spending levels and general financial market conditions.

A substantial portion of our operations are in the U.S., and most of our net sales have been made in the U.S. Accordingly, we do not have material exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the U.S. continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations.

We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. We are and may become involved in various legal proceedings arising from our business activities. While we have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events because litigation is inherently unpredictable, and unfavorable resolutions could occur. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We have disclosed all material accruals for pending litigation or investigations in Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.

Cash and cash equivalents were $84.7 million and $187.2 million at December 31, 2022 and December 31, 2021, respectively. We have available borrowings under the Revolving Credit Facility and the Braidwell Term Loan discussed above. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure, debt service requirements and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

The following is a summary of cash provided by (used in) operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Year Ended December 31,
	2022	2021	2020
Cash (used in) provided by:
Operating activities	$(75,143)	$(73,432)	$(46,412)
Investing activities	(58,280)	(157,762)	(23,859)
Financing activities	31,228	311,966	130,829
Effect of exchange rate changes on cash	(357)	(1,289)	94
Net (decrease) increase in cash and cash equivalents	$(102,552)	$79,483	$60,652

Operating Activities

We used net cash of $75.1 million from operating activities for the year ended December 31, 2022. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $58.3 million in investing activities for the year ended December 31, 2022, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided net cash of $31.2 million for the year ended December 31, 2022, primarily related to proceeds from the Revolving Credit Facility.

Debt and Commitments

As of December 31, 2022, we had $35.3 million outstanding under the Revolving Credit Facility. The outstanding loans bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of December 31, 2022, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

We assumed the outstanding convertible bonds of EOS (“OCEANEs”) issued by EOS in connection with our acquisition of EOS. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs of $13.3 million (€12.5 million) will mature on May 31, 2023.

We assumed $5.1 million (€4.8 million) in other debts with the acquisition of EOS that are due in monthly and quarterly installments through maturity in 2027.

As of December 31, 2022, we have made $53.4 million in Orthotec settlement payments and there remains an outstanding balance of $4.1 million in Orthotec settlement payments to be paid by us in quarterly installments through October 2023.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to certain minimum purchase commitment requirements through December 2025. As of December 31, 2022, the remaining minimum purchase commitment under the agreement was $27.4 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2022 are summarized in the following table (in thousands):

	Payments Due by Period
	Total	1 Year or Less	More than 1 Year
Senior Convertible Notes	$316,250	$—	$316,250
Revolving Credit Facility	35,251	—	35,251
Facility lease obligations (1)	38,247	4,937	33,310
Purchase commitments (2)	27,449	5,826	21,623
OCEANEs	13,333	13,333	—
Interest expense	10,102	2,696	7,406
Orthotec litigation settlement obligation (3)	4,064	4,064	—
Other (4)	5,046	656	4,390
Development services plans	3,854	—	3,854
Total	$453,596	$31,512	$422,084

(1)
Includes our headquarters building lease that commenced in February 2021.
(2)
Includes inventory purchase commitments of $27.4 million.
(3)
Represents payments, including imputed interest, due to Orthotec, LLC pursuant to a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou.
(4)
Represents cash repayments of government sponsored COVID relief initiatives at EOS.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers through direct sales representatives and independent sales agents. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment, and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of our total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer. In certain cases, we offer the ability for customers to lease our imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the years presented. We generally do not allow returns of products that have been delivered. Costs incurred by us associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates and assumptions are determined primarily based on current usage of inventory and the age of inventory quantities on hand. Additionally, we consider recent sales experience to develop assumptions about future demand for our products, while considering product life cycles and new product launches. Increases in the LCNRV reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.

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

Valuation of Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. We have granted awards with up to four year graded or cliff vesting terms. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service.

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

We estimate the fair value of stock options issued under our equity incentive plans and shares issued to employees under our employee stock purchase plan ("ESPP"), using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

We account for stock option grants to non-employees under provisions which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Recent Accounting Pronouncements

See “Notes to Financial Statements - Note 1 - Recent Accounting Pronouncements” included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of $84.7 million as of December 31, 2022, which consist of cash and money market funds. Interest-earning money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

Loans under the Revolving Credit Facility and the Braidwell Term Loan bear interest at floating rates tied to Term SOFR. As a result, changes in Term SOFR can affect our results of operation and cash flows. As of December 31, 2022, the outstanding balance under the Revolving Credit Facility was $35.3 million. The interest rate as of December 31, 2022 was 7.7%.

Foreign Currency Exchange Risk

As our business in markets outside of the U.S. continues to increase, we may be exposed to foreign currency exchange risks related to our foreign operations. Fluctuations in the rate of exchange between the U.S. and foreign currencies, primarily the euro, could adversely affect our financial results. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of sales, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) as of December 31, 2022. Based on such evaluation, our management has concluded as of December 31, 2022, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. This report states that internal control over financial reporting was effective and appears in “Report of Independent Registered Public Accounting Firm” in Part IV, Item 15 of this Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 15 (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required by such schedules is shown in the financial statements or the notes thereto.

(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Alphatec Holdings, Inc.		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to the Certificate of Incorporation of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws of Alphatec Holdings, Inc.		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/23/17	000-52024

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/12/18	000-52024

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Amended and Restated Registration Rights Agreement, dated April 16, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K/A (Exhibit 4.1)	04/16/18	000-52024

4.3	Registration Rights Agreement, dated November 6, 2018, by and among Alphatec		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
Holdings, Inc. and the other signatories thereto

4.4	Form of Warrant issued to certain investors on March 8, 2018		Form 8-K (Exhibit 4.1)	03/12/18	000-52024

4.5	Form of Registration Rights Agreement		Form 8-K (Exhibit 4.2)	03/23/17	000-52024

4.6	Second Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles	X

4.7	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated November 6, 2018		Form S-3/A (Exhibit 4.11)	11/13/18	333-221085

4.8	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated June 21, 2019		Form 8-K (Exhibit 10.1)	06/27/19	000-52024

4.9	Form of Merger Warrant		Form 8-K (Exhibit 4.3)	03/12/18	000-52024

4.10	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated November 6, 2018		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.11	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated June 21, 2019		Form 8-K (Exhibit 10.2)	06/27/19	000-52024

4.12	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		Form 10-K (Exhibit 4.15)	03/17/20	000-52024

4.13	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	06/04/20	000-52024

4.14	Form of Amendment to Warrant		Form 8-K (Exhibit 4.2)	06/04/20	000-52024

4.15	Form of Second Amendment to Warrant		Form 8-K (Exhibit 4.3)	06/04/20	000-52024

4.16	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated May 29, 2020		Form 8-K (Exhibit 4.4)	06/04/20	000-52024

4.17	Registration Rights Agreement, dated December 16, 2020		Form 8-K (Exhibit 4.1)	12/17/20	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.18	Indenture, dated as of August 10, 2021, between Alphatec Holdings, Inc. and U.S. Bank National Association, as trustee.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

4.19	Form of certificate representing the 0.75% Convertible Senior Notes due 2026.		Form 8-K (Exhibit 4.2)	8/10/21	000-52024

Securities Purchase Agreements

10.1	Securities Purchase Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto		Form 8-K (Exhibit 10.1)	03/12/18	000-52024

Real Property Lease Agreements

10.2	Lease Agreement by and between Alphatec Spine, Inc. and RAF Pacifica Group - Real Estate Fund IV, LLC; ARKA Monterey Park, LLC, and 170 Arrowhead Partners, LLC, dated as of December 4, 2019		Form 10-K (Exhibit 10.3	03/17/20	000-52024

Capped Call Agreements

10.3	Form of Confirmation of Call Option Transaction		Form 8-K (Exhibit 10.1)	8/10/21	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.4†

Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004

			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.5†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

Agreements with Officers and Directors

10.6*	Employment Agreement with J. Todd Koning dated April 6, 2021		Form 8-K (Exhibit 10.1)	04/8/21	000-52024

10.7*	Employment Agreement with Craig E. Hunsaker dated September 14, 2016		Form 10-Q (Exhibit 10.5)	05/12/17	000-52024

10.8*	Employment Agreement by and among Patrick S. Miles, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, October 2, 2017		Form 10-K (Exhibit 10.26)	03/09/18	000-52024

10.9*	Employment Agreement by and among Eric Dasso, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, August 2, 2019		Form 10-K (Exhibit 10.29)	03/17/20	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.10*	Employment Agreement by and among Kelli Howell, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated March 10, 2018		Form 10-K (Exhibit 10.30)	03/17/20	000-52024

10.11*	Employment Agreement by and among Dave Sponsel, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated March 4, 2018		Form 10-K (Exhibit 10.31)	03/17/20	000-52024

10.12*	Severance Agreement between Dave Sponsel and Alphatec Spine, Inc dated March 11, 2019		Form 10-Q (Exhibit 10.2)	05/11/20	000-52024

10.13*	Severance Agreement between Eric Dasso and Alphatec Spine, Inc dated March 11, 2019		Form 10-Q (Exhibit 10.3)	05/11/20	000-52024

10.14*	Severance Agreement between Kelli Howell and Alphatec Spine, Inc dated March 11, 2019		Form 10-Q (Exhibit 10.4)	05/11/20	000-52024

10.15*	Severance Agreement between Patrick S. Miles and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.1)	02/22/21	000-52024

10.16*	Severance Agreement between Craig E. Hunsaker and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.2)	02/22/21	000-52024

10.17*	Form of Change in Control Agreement entered into separate between Alphatec Spine, Inc. and Dave Sponsel, Eric Dasso, Kelli Howell, Mark Ojeda		Form 10-K (Exhibit 10.30)	03/05/21	000-52024

Equity Compensation Plans

10.18*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.19*	Amendment to Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.20*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.21*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.22*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.23*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.24*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.25*	Amended and Restated 2016 Equity Incentive Award Plan		Form 8-K/A (Exhibit 10.1)	06/22/17	000-52024

10.26*	First Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	05/18/18	000-52024

10.27*	Second Amendment to 2016 Equity Incentive Plan		Form 10-Q (Exhibit 10.1)	11/09/18	000-52024

10.28*	Third Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/13/19	000-52024

10.29*	Fourth Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/18/20	000-52024

10.30*	Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K/A (Exhibit 10.2)	06/22/17	000-52024

10.31*	First Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/13/19	000-52024

10.32*	Second Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/21/21	000-52024

10.33*	2016 Employment Inducement Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

10.34*	First Amendment to 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.35*	Second Amendment to the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	03/31/17	333-217055

10.36*	Third Amendment to the 2016 Employment Inducement Award Plan, dated October 1, 2017.		Form 8-K (Exhibit 10.4)	10/2/17	000-52024

10.37*	Fourth Amendment to the 2016 Employment Inducement Award Plan, dated March 6, 2018.		Form 8-K (Exhibit 10.9)	03/12/18	000-52024

10.38*	Fifth Amendment to the 2016 Employment Inducement Award Plan, dated May 13, 2019		Form S-8 (Exhibit 10.11)	07/16/19	333-232661

10.39*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.40*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.41*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

Settlement Agreements

10.42

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

Loan Agreements
10.43

Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent

			Form 8-K (Exhibit 10.1)	01/09/23	000-52024

10.44

Credit Agreement, dated as of September 29, 2022, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and the other borrowers from time to time party thereto, the guarantors from time to time party thereto, MidCap Financial Trust and the other lenders from time to time party thereto, and MidCap Funding IV Trust, as administrative agent

			Form 8-K (Exhibit 10.1)	10/03/22	000-52024

10.45

Omnibus Joinder and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding IV Trust, as agent and the lenders party thereto

			Form 8-K (Exhibit 10.2)	01/09/23	000-52024

21.1	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries		Form 10-K (Exhibit 21.1)	03/02/22	000-52024

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm	X

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

(†) Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	February 28, 2023	By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	February 28, 2023	By:	/s/ J. Todd Koning
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

Signature	Title	Date

/s/ Patrick S. Miles	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Patrick S. Miles

/s/Mortimer Berkowitz III	Lead Director	February 28, 2023
Mortimer Berkowitz III

/s/Beth Altman	Director	February 28, 2023
Beth Altman

/s/Evan Bakst	Director	February 28, 2023
Evan Bakst

/s/Andy S. Barnett	Director	February 28, 2023
Andy S. Barnett

/s/Quentin Blackford	Director	February 28, 2023
Quentin Blackford

/s/Karen K. McGinnis	Director	February 28, 2023
Karen K. McGinnis

/s/Marie Meynadier	Director	February 28, 2023
Marie Meynadier

/s/David H. Mowry	Director	February 28, 2023
David H. Mowry

Signature	Title	Date

/s/David R. Pelizzon	Director	February 28, 2023
David R. Pelizzon

/s/Jeffrey P. Rydin	Director	February 28, 2023
Jeffrey P. Rydin

/s/James L. L. Tullis	Director	February 28, 2023
James L.L. Tullis

/s/Ward W. Woods	Director	February 28, 2023
Ward W. Woods

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Inventories - Refer to Note 1 to the Financial Statements

The Company records its inventories at the lower of cost or net realizable value (“LCNRV”). Quarterly, the Company records an adjustment to its LCNRV inventory reserve for estimated excess and obsolete inventory based upon its expected use of inventory on hand. To determine the expected use of inventory, management develops estimates and assumptions primarily based on the current usage of inventory, and the age of inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches. Inventories as of December 31, 2022 are $101.5 million. During the year ended December 31, 2022, the Company recognized $9.8 million of LCNRV charges related to excess and obsolete inventory.

We identified management’s estimation of excess and obsolete inventories, and the related LCNRV inventory reserve, as a critical audit matter due to management’s significant manual process used to determine the estimate, and the judgments required by management to estimate future use of their products. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected use of inventory in future operations.

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
•
We evaluated the appropriateness of the underlying data utilized in management’s analysis, including current inventory usage, product aging, recent sales, and product life cycle.

/s/ Deloitte & Touche LLP

San Diego, California

February 28, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows of Alphatec Holdings, Inc. (the "Company") for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alphatec Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California

February 28, 2023

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$84,696	$187,248
Accounts receivable, net of allowances of $679 and $2,307, respectively	60,060	41,893
Inventories	101,521	91,703
Prepaid expenses and other current assets	9,357	10,313
Total current assets	255,634	331,157
Property and equipment, net	101,952	87,401
Right-of-use assets	28,360	25,283
Goodwill	39,775	39,689
Intangible assets, net	82,781	85,274
Other assets	4,874	3,249
Total assets	$513,376	$572,053
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$34,742	$25,737
Accrued expenses and other current liabilities	72,382	55,549
Contract liabilities	11,956	15,255
Short-term debt	14,948	342
Current portion of operating lease liabilities	4,842	4,212
Total current liabilities	138,870	101,095
Long-term debt	349,511	326,489
Operating lease liabilities, less current portion	26,562	24,383
Other long-term liabilities	11,543	17,061
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized, and 3,319 shares issued and outstanding at December 31, 2022 and 2021	23,603	23,603
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized, and 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 200,000 authorized; 106,673 shares issued and 106,640 outstanding at December 31, 2022, and 99,627 shares issued and 99,537 shares outstanding at December 31, 2021	11	10
Treasury stock, 1,808 shares at December 31, 2022 and December 31, 2021	(25,097)	(25,097)
Additional paid-in capital	933,537	892,828
Accumulated other comprehensive deficit	(10,690)	(5,994)
Accumulated deficit	(934,474)	(782,325)
Total stockholders’ (deficit) equity	(36,713)	79,422
Total liabilities and stockholders’ (deficit) equity	$513,376	$572,053

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Revenue from products and services	$350,852	$242,258	$141,079
Revenue from international supply agreement	15	954	3,782
Total revenue	350,867	243,212	144,861
Cost of sales	117,808	85,450	42,360
Gross profit	233,059	157,762	102,501
Operating expenses:
Research and development	44,033	32,015	18,745
Sales, general and administrative	300,013	229,271	129,156
Litigation-related expenses	23,943	11,123	8,552
Amortization of acquired intangible assets	10,115	5,348	688
Transaction-related expenses	120	6,365	4,223
Restructuring expenses	1,810	1,697	—
Total operating expenses	380,034	285,819	161,364
Operating loss	(146,975)	(128,057)	(58,863)
Interest and other expense, net:
Interest expense, net	(5,505)	(7,108)	(12,374)
Loss on debt extinguishment, net	—	(7,434)	(7,612)
Other income (expense), net	471	(1,563)	—
Total interest and other expense, net	(5,034)	(16,105)	(19,986)
Net loss before taxes	(152,009)	(144,162)	(78,849)
Income tax provision	140	164	145
Net loss	$(152,149)	$(144,326)	$(78,994)
Net loss per share, basic and diluted	$(1.47)	$(1.50)	$(1.18)
Weighted average shares outstanding, basic and diluted	103,373	96,197	67,020

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(152,149)	$(144,326)	$(78,994)
Foreign currency translation adjustments	(4,696)	(7,198)	116
Comprehensive loss	$(156,845)	$(151,524)	$(78,878)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	(deficit) equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(5,994)	$(782,325)	$79,422
Stock-based compensation	—	—	37,591	—	—	—	37,591
Sales agent equity incentives	221	—	3,068	—	—	—	3,068
Common stock issued for conversion of Series A preferred stock	29	—	—	—	—	—	—
Common stock issued for warrant exercises	3,820	1	4,159	—	—	—	4,160
Common stock issued for employee stock purchase plan and stock option exercises	806	—	4,020	—	—	—	4,020
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,204	—	(11,220)	—	—	—	(11,220)
Reclassification of liability-classified awards			2,841				2,841
Common stock issued for asset acquisition	23	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(4,696)	—	(4,696)
Net loss	—	—	—	—	—	(152,149)	(152,149)
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,690)	$(934,474)	$(36,713)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	comprehensive income (loss)	deficit	equity
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	34,728	—	—	—	—	34,728
Sales agent equity incentives	164	—	1,339	—	—	—	—	1,339
Common stock issued for warrant exercises	3,943	—	3,254	—	—	—	—	3,254
Common stock issued for employee stock purchase plan and stock option exercises	796	—	3,584	—	—	—	—	3,584
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	1,915	—	(12,801)	—	—	—	—	(12,801)
Issuance of common stock for private placement, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	4,000	—	—	—	4,000
Repurchase of common stock	(1,806)	—	—	—	(25,000)	—	—	(25,000)
Purchase of capped calls	—	—	(39,866)	—	—	—	—	(39,866)
Foreign currency translation adjustments	—	—	—	—	—	(7,198)	—	(7,198)
Net loss	—	—	—	—	—	—	(144,326)	(144,326)
Balance at December 31, 2021	99,537	$10	$892,828	$—	$(25,097)	$(5,994)	$(782,325)	$79,422

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	comprehensive income	deficit	equity
Balance at December 31, 2019	61,400	$6	$606,558	$(5,000)	$(97)	$1,088	$(558,924)	$43,631
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(81)	(81)
Stock-based compensation	—	—	15,730	—	—	—	—	15,730
Common stock issued for conversion of Series A preferred stock	39	—	—	—	—	—	—	—
Sales agent equity incentives	—	—	521	—	—	—	—	521
Common stock issued for warrant exercises	1,907	—	2,368	—	—	—	—	2,368
Common stock issued for employee stock purchase plan and stock option exercises	665	—	1,970	—	—	—	—	1,970
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,238	—	(983)	—	—	—	—	(983)
Issuance of common stock warrants, net	—	—	2,974	—	—	—	—	2,974
Issuance of common stock for public offering, net of offering costs of $7,300	13,143	2	107,696	—	—	—	—	107,698
Shareholder note receivable	—	—	—	1,000	—	—	—	1,000
Issuance of common stock for other services	12	—	123	—	—	—	—	123
Issuance of common stock for prepayment of debt	2,700	—	33,807	—	—	—	—	33,807
Foreign currency translation adjustments	—	—	—	—	—	116	—	116
Net loss	—	—	—	—	—	—	(78,994)	(78,994)
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(152,149)	$(144,326)	$(78,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,168	26,756	10,949
Stock-based compensation	40,556	36,450	17,659
Amortization of debt discount and debt issuance costs	2,038	1,868	3,974
Amortization of right-of-use assets	2,760	3,418	683
Write-down for excess and obsolete inventories	9,792	11,147	7,044
Loss on disposal of assets	2,594	1,976	498
Loss on debt extinguishment, net	—	7,434	7,612
Impairment of investment	—	3,000	—
Other	1,187	2,721	116
Changes in operating assets and liabilities:
Accounts receivable	(18,832)	(10,141)	(7,484)
Inventories	(20,704)	(27,746)	(18,192)
Prepaid expenses and other current assets	552	1,258	(2,930)
Other assets	(109)	11	(51)
Accounts payable	9,796	757	7,130
Accrued expenses and other current liabilities	13,508	8,023	8,812
Lease liabilities	(2,678)	150	(1,312)
Contract liabilities	(2,280)	(1,040)	—
Other long-term liabilities	(2,342)	4,852	(1,926)
Net cash used in operating activities	(75,143)	(73,432)	(46,412)
Investing activities:
Purchases of property and equipment	(49,453)	(68,544)	(23,131)
Purchase of intangible assets	(8,827)	—	(755)
Acquisition of business, net of cash acquired	—	(62,133)	—
Purchase of OCEANE	—	(21,097)	—
Cash paid for investments	—	(3,000)	—
Settlement of forward contract	—	(2,988)	—
Cash received from sale of assets	—	—	27
Net cash used in investing activities	(58,280)	(157,762)	(23,859)
Financing activities:
Proceeds from Revolving Credit Facility and line of credit	62,500	—	42,455
Payment of debt issuance costs	(1,315)	(10,028)	—
Proceeds from common stock offering	—	131,828	107,698
Proceeds from issuance of convertible notes	—	316,250	—
Net cash (paid) received from common stock exercises	(3,041)	(5,963)	3,341
Purchase of capped calls	—	(39,866)	—
Repurchase of common stock	—	(25,000)	—
Proceeds from term debt	—	—	34,008
Repayment of Revolving Credit Facility and line of credit	(27,500)	—	(56,615)
Repayment of Squadron Medical Term Loan	—	(45,000)	—
Repayment of Inventory Financing Agreement	—	(8,088)	—
Other	584	(2,167)	(58)
Net cash provided by financing activities	31,228	311,966	130,829
Effect of exchange rate changes on cash	(357)	(1,289)	94
Net change in cash and cash equivalents	(102,552)	79,483	60,652
Cash and cash equivalents at beginning of year	187,248	107,765	47,113
Cash and cash equivalents at end of year	$84,696	$187,248	$107,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,860	$5,027	$6,330
Cash paid for income taxes	$272	$223	$190
Supplemental disclosure of noncash investing and financing activities:
PPP Loan Forgiveness	$—	$4,271	$—
Debt issuance costs	$2,760	$—	$—
Financed insurance	$1,959	$—	$—
Financed property and equipment	$600	$—	$—
Financed inventory	$—	$4,015	$—
Purchases of property and equipment in accounts payable	$2,128	$2,577	$3,527
Purchases of intangible assets	$750	$—	$—
Recognition of lease liability	$1,694	$23,403	$—
Modification of lease liability for lease amendment	$4,288	$—	$—
Common stock warrants issued with term loan draw	$—	$—	$2,974
Common stock issued for partial extinguishment of debt	$—	$—	$33,807

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A. (“EOS”), is a medical technology company focused on the design, development, and advancement of technology for the better surgical treatment of spinal disorders. The Company markets its products in the United States of America and internationally via a network of independent sales agents and direct sales representatives.

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

Reclassification

Certain amounts in the consolidated financial statements for the years ended December 31, 2021 and 2020 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial and have no impact on previously reported results of operations or accumulated deficit.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, goodwill, intangible assets, allowances for doubtful accounts, deferred tax assets, inventory, stock-based compensation, revenues, income tax uncertainties, and other contingencies.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and investments with established financial institutions. As of December 31, 2022, a substantial portion of the Company’s available cash funds is held in business accounts. Although the Company deposits its cash with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

The Company’s customers are primarily hospitals and surgical centers. No one single customer represented greater than 10 percent of consolidated revenues and accounts receivable for the years presented. Credit to customers is granted based on an analysis of the customers’ credit worthiness. Credit losses have not been significant.

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

The Company’s accounts receivable generally have net 30-day payment terms. The Company generally does not allow returns of products that have been delivered. The Company offers standard quality assurance warranty on its products. The Company had no material bad debt expense and there were no material contract assets during the years presented.

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

The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates and assumptions are determined primarily based on current usage of inventory and the age of inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches. Increases in the LCNRV reserve for excess and obsolete inventory result in a corresponding charge to cost of sales. For the years ended December 31, 2022, 2021 and 2020, the Company recorded LCNRV charges for excess and obsolete inventory of $9.8 million, $11.1 million and $7.0 million, respectively, net of inventory sold of $1.5 million, $2.5 million and $1.0 million, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recorded a reduction of reserve for inventory that was disposed of $8.2 million, $2.1 million and $1.3 million, respectively.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements and assets acquired under financing leases are amortized over the shorter of their useful lives or the remaining terms of the related leases.

Operating Lease

The Company determines whether a contract is a lease or contains a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter, if modified. The Company recognizes a ROU asset and lease liability for its operating leases with lease terms greater than 12 months. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. ROU assets and lease liabilities are based on the present value of lease payments over the lease term. The present value of operating lease payments is determined by using the incremental borrowing rate of interest that the Company would borrow on a collateralized basis for an amount equal to the lease payments in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in cost of sales, research and development, and sales, general and administrative expenses in the consolidated statements of operations.

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases were immaterial for all years presented. The Company had an immaterial amount of financing leases as of December 31, 2022 and 2021, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment of goodwill as of October 1, 2022 and determined that no impairment existed. In addition, no indicators of impairment were noted through December 31, 2022, and consequently no impairment charge was recorded during the years ended December 31, 2022, 2021 and 2020.

Valuation of Intangible Assets

Intangible assets are comprised primarily of purchased technology, customer relationships, trade name, trademarks, and in-process research and development. The Company makes significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 12 years. The Company bases the useful lives and related amortization expense on the period of time it estimates the assets will generate net sales or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in the Company’s reported results would increase. The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges. There were no impairment charges during the years ended December 31, 2022, 2021 or 2020.

In-process research and development ("IPR&D") and software in development have indefinite lives and are not amortized until the related products reach full commercial launch or when the projects are complete and their assets are ready for their intended use. Indefinite-lived intangible assets are considered to be impaired if the products do not reach commercial launch, if the project is not completed or not completed in a timely manner, or if the related products or projects are no longer technologically feasible. Impairment related to IPR&D and software in development is calculated as the excess of the asset's carrying value over its fair value. There were no impairment charges during the years ended December 31, 2022, 2021 or 2020.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the asset are less than its carrying amount. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no material impairment charges during the years ended December 31, 2022, 2021 or 2020.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance as either derivative liabilities or as equity instruments depending on the specific terms of the agreements.

All warrants issued during the years ended December 31, 2022 and 2021 qualified for classification within stockholders’ equity.

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

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers through direct sales representatives and independent sales agents. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer. In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs associated with the design, development, testing, and enhancement of the Company's products. Research and development expenses also include salaries and related employee benefits, research-related overhead expenses, fees paid to external service providers and development consultants in the form of both cash and equity.

Transaction-related Expenses

Transaction-related costs are expensed as incurred. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of EOS.

Product Shipment Cost

Product shipment costs for surgical sets are included in sales, general and administrative expenses in the accompanying consolidated statements of operations. Product shipment costs totaled $14.8 million, $8.3 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to four year graded or cliff vesting terms. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service.

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions, is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility, risk-free interest rate and the probability of the performance criteria being met.

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

The Company estimates the fair value of stock options issued under the Company’s equity incentive plans and shares issued to employees under the Company’s employee stock purchase plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the United States ("U.S.") Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. If applicable, diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method for convertible debt. For purposes of this calculation, common stock subject to repurchase by the Company, common stock issuable upon conversion or exercise of convertible notes, preferred shares, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Due to the Company’s net loss position, the effect of including common stock equivalents in the earnings per share calculation is anti-dilutive, and therefore not included.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(152,149)	$(144,326)	$(78,994)
Denominator:
Weighted average common shares outstanding	103,373	96,197	67,020
Net loss per share, basic and diluted	$(1.47)	$(1.50)	$(1.18)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the years presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Series A convertible preferred stock	—	29	29
Options to purchase common stock and employee stock purchase plan	2,991	3,416	3,951
Unvested restricted stock units	8,533	8,703	8,216
Warrants to purchase common stock	15,491	20,184	24,881
Senior convertible notes	17,246	17,246	—
	44,261	49,578	37,077

Recent Accounting Pronouncements

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

2. Business Combination

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

During the year ended December 31, 2022, the Company recorded a purchase accounting adjustment primarily related to deferred tax assets, which resulted in a $1.6 million increase to goodwill. The Company has completed its estimate of the fair value of the purchase consideration, the assets acquired, and the liabilities assumed. Accordingly, the Company has allocated the purchase consideration as follows:

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

The purchase price, including cash paid at the Change in Control Date, the fair value of the investment held prior to the Change in Control Date, and the fair value of the noncontrolling interest acquired after the Change in Control Date, exceeded the fair value of the net tangible and identifiable intangible assets acquired as part of the acquisition. As a result, the Company recorded goodwill in connection with the acquisition. Goodwill primarily consists of expected revenue synergies resulting from the combination of product portfolios and cost synergies related to elimination of redundant facilities and functions associated with the combined entity. Goodwill recognized in this transaction is not deductible for tax purposes. The intangible assets acquired will be amortized on a straight-line basis over useful lives of ten years, seven years and ten years for technology-based, customer-related and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable in the market.

Acquisition costs of $5.8 million were recognized during the year ended December 31, 2021, as transaction-related expenses on the consolidated statements of operations as incurred. No such costs were recognized during the year ended December 31, 2022. The Company’s results of operations for the year ended December 31, 2021 included the operating results of EOS of $30.0 million of revenue and a net loss of $17.6 million in the consolidated statement of operations.

The following table presents the results of the year ended December 31, 2022 and the unaudited pro forma results for the year ended December 31, 2021, which combines the historical results of operations of the Company and its wholly owned subsidiaries as though the companies had been combined as of January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that may have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, including $7.3 million in amortization charges for acquired intangible assets and $10.8 million in acquisition related expenses. The unaudited pro forma results include IFRS to U.S. GAAP adjustments for EOS historical results and adjustments for accounting policy alignment, which were materially similar to the Company. Any differences in accounting policies were adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021
Total revenue	$350,867	$251,906
Net loss	(152,149)	(140,441)
Net loss per share, basic and diluted	$(1.47)	$(1.46)

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2022, and December 31, 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,956	—	—	$62,956
Total cash equivalents	$62,956	—	—	$62,956

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$140,010	—	—	$140,010
Total cash equivalents	$140,010	—	—	$140,010

Liability classified equity award	$—	—	2,052	$2,052

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

On December 18, 2020, the Company entered into a foreign currency forward contract, with a notional amount of $117.9 million (€95.6 million) to mitigate the foreign currency exchange risk related to the Tender Offer Agreement, denominated in Euros. The contract was not designated as a hedging instrument. The Company classified the derivative liability within Level 2 of the fair value hierarchy as observable inputs were available for the full term of the derivative instrument. The fair value of the forward contract was developed using a market approach based on publicly available market yield curves and the term of the contract. On March 2, 2021, the foreign currency forward contract was settled for $115.3 million (€95.6 million). The Company recognized a $1.7 million and $0.9 million loss from the change in fair value of the contract during the years ended December 31, 2021 and 2020, respectively. The loss on the contract settlement was recorded as other expense on the consolidated statement of operations and the cash settlement is included in investing activities in the consolidated statements of cash flows for the year ended December 31, 2021.

In 2019, the Company issued a liability classified equity award to one of its executive officers. As the award was required to be settled in cash, it was classified as a liability on the consolidated balance sheets for the year ended December 31, 2021. The award was classified within Level 3 of the fair value hierarchy as the Company used a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specific market condition with the valuation updated at each reporting period.

On November 2, 2022, the award was amended to be paid in shares of the Company's common stock. As a result of the amendment, the award is classified as equity in the consolidated balance sheets for the year ended December 31, 2022. The award vests in 2023 subject to continued service and a specific market condition. The Company used a probability-weighted income approach, utilizing significant unobservable inputs including the probability of achieving the specific market condition, to determine the fair value of the award after the amendment of approximately $3.0 million. The previously recognized liability was reclassified to additional paid-in capital and the unrecognized compensation costs will be amortized ratably over the remaining term of the award.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2022 (in thousands):

Level 3 Liabilities
Balance at December 31, 2020	$1,668
Straight-line recognition of liability classified equity award	1,028
Change in fair value measurement	(644)
Balance at December 31, 2021	$2,052
Straight-line recognition of liability classified equity award	483
Change in fair value measurement	(586)
Reclassification to equity classified award	(1,949)
Balance at December 31, 2022	$—

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $288.8 million at December 31, 2022 and approximately $308.1 million at December 31, 2021. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding OCEANEs was approximately $13.3 million at December 31, 2022 and approximately $14.1 million at December 31, 2021. See Note 6 for further information.

4. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$13,928	$14,671
Work-in-process	3,032	5,712
Finished goods	84,561	71,320
Inventories	$101,521	$91,703

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful Life	December 31,
	(in years)	2022	2021
Surgical instruments	4	$158,906	$130,432
Machinery and equipment	7	9,502	11,092
Computer equipment	3	4,753	5,694
Office furniture and equipment	5	4,760	3,861
Leasehold improvements	various	2,965	1,754
Construction in progress	n/a	15,360	7,292
		196,246	160,125
Less: accumulated depreciation		(94,294)	(72,724)
Property and equipment, net		$101,952	$87,401

Total depreciation expense was $31.0 million, $20.3 million and $9.2 million for the years ended December 31, 2022, 2021 and 2020 respectively. At December 31, 2022 and 2021, assets recorded under financing leases of $0.4 million were included in the machinery and equipment balance. Amortization of assets under financing leases is included in depreciation expense.

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2022 included the following (in thousands):

December 31, 2021	$39,689
Purchase price allocation adjustment	1,628
Foreign currency fluctuation	(1,542)
December 31, 2022	$39,775

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$75,896	$(13,420)	$62,476
Trademarks and trade names	8	5,421	(987)	4,434
Customer relationships	4	14,240	(6,906)	7,334
Distribution network	2	2,413	(2,041)	372
Total amortized intangible assets		97,970	(23,354)	74,616

Software in development	n/a	2,503		2,503
In-process research and development	n/a	5,662		5,662
Total intangible assets		$106,135	$(23,354)	$82,781
		.
	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2021:	(in years)	Amount	Amortization	Assets, net
Developed product technology	12	$74,543	$(5,768)	$68,775
Trademarks and trade names	10	5,732	(477)	5,255
Customer relationships	5	14,732	(5,264)	9,468
Distribution network	3	2,413	(1,840)	573
Total amortized intangible assets		97,420	(13,349)	84,071

In-process research and development	n/a	1,203		1,203
Total intangible assets		$98,623	$(13,349)	$85,274

During the year ended December 31, 2021, in connection with the expiration and termination of the product manufacture and supply agreement (the “Supply Agreement”) with Globus Medical Ireland, Ltd., a subsidiary of Globus Medical, Inc., and its affiliated entities (collectively “Globus Medical”), the Company wrote off $32.6 million in fully amortized intangible assets. During the year ended December 31, 2021, in connection with the Company’s acquisition of EOS, as further described in Note 2, the Company recorded additions to definite-lived intangible assets in the amount of $71.5 million.

Total expense related to amortization of intangible assets was $10.2 million, $6.4 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Software in development assets begin amortizing when the projects are complete and the assets are ready for their intended use. In-process research and development assets begin amortizing when the related products reach full commercial launch.

Future amortization expense related to intangible assets as of December 31, 2022 is as follows (in thousands):

Year Ending December 31,
2023	$12,402
2024	12,300
2025	10,811
2026	10,811
2027	8,939
Thereafter	19,353
Total	$74,616

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and payroll related	$19,764	$18,449
Commissions and sales milestones	17,444	12,420
Accrued legal expenses	8,345	4,290
Royalties	4,758	3,466
Orthotec litigation settlement obligation	3,968	4,400
Inventory in -transit	3,548	2,089
Debt issuance costs	2,690	—
Administration fees	1,912	1,698
Other taxes payable	1,955	3,004
Professional fees	1,238	394
Interest	1,122	1,045
Other	5,638	4,294
Total accrued expenses and other current liabilities	$72,382	$55,549

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Royalties	$5,739	$5,833
Orthotec litigation settlement obligation	—	3,587
Income tax-related liabilities	980	1,522
Contract liabilities	3,047	2,897
Other	1,777	3,222
Other long-term liabilities	$11,543	$17,061

5. Contract Liabilities

The Company had current and non-current contract liabilities totaling $12.0 million and 3.0 million, respectively, as of December 31, 2022. The Company had current and non-current contract liabilities totaling $15.3 million and $2.9 million, respectively, as of December 31, 2021. The non-current contract liabilities balance is included in other long-term liabilities on the consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $21.6 million of revenue from its contract liabilities during the year ended December 31, 2022, of which $12.9 million was recognized from the beginning contract liabilities balance. The Company recognized $14.6 million of revenue from its contract liabilities during the years ended December 31, 2021. There were no contract liabilities recognized during the year ended December 31, 2020. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2021	$18,151
Payments received	19,494
Revenue recognized	(21,581)
Foreign currency fluctuation	(1,061)
Balance at December 31 2022	$15,003

6. Debt

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes, as defined below. As of December 31, 2022, the outstanding balance under the Revolving Credit Facility was $35.3 million. In January 2023, the Company repaid $27.5 million of the outstanding balance.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of December 31 2022, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.3 million.

The outstanding loans bear interest at the sum of Term Secured Overnight Financing Rate, a rate per annum equal to the secured overnight financing rate for such SOFR business day ("SOFR"), plus 3.5% per annum. The interest rate as of December 31, 2022 was 7.7%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.2 million during the year ended December 31, 2022, which includes $0.1 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of December 31, 2022, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the consolidated balance sheets.

The outstanding loans are secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the term loan described in Note 14, Subsequent Events. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2022.

0.75% Convertible Senior Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured 2026 Notes with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses and before cash used for the privately negotiated capped call transactions (the "Capped Call Transactions"), as described below, the repurchase of stock, as described in Note 9, and the repayment of the outstanding unsecured term loan with Squadron Medical Finance Solutions, LLC (the “Squadron Medical Term Loan") and outstanding obligation under the Inventory Financing Agreement, as described below. The 2026 Notes do not contain any financial covenants.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2021, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the consolidated balance sheets as of December 31, 2022.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the notes for redemption will constitute a “make-whole fundamental change” with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if such note is converted after it is called for redemption.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $4.4 million and $1.7 million during the years ended December 31, 2022 and 2021, respectively, which includes $2.0 million and $0.8 million for the amortization of debt issuance costs during the years ended December 31, 2022 and 2021, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

December 31, 2022
Principal	$316,250
Unamortized debt issuance costs	(7,290)
Net carrying value	$308,960

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

The Capped Call Transactions meet all of the applicable criteria for equity classification and, as a result, the related $39.9 million cost was recorded as a reduction to additional paid-in capital on the Company’s consolidated statements of shareholders’ (deficit) equity for the year ended December 31, 2021.

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANEs, denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.8 million for the year ended December 31, 2022 and $0.7 million from the date of the EOS acquisition to December 31, 2021.

As discussed in Note 2, in connection with the Offer to acquire EOS, the Company purchased 2,486,135 OCEANEs, and as such, 1,858,516 OCEANEs with a principal amount of $15.3 million (€12.6 million) remained outstanding at the time of acquisition.

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

The carrying value of the outstanding OCEANEs was $13.3 million (€12.5 million) as of December 31, 2022.

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

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of December 31, 2022 was $3.5 million and $1.6 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Debt consists of the following (in thousands):

	December 31,
	2022	2021
2026 Notes	$316,250	$316,250
OCEANEs	13,333	14,113
Other notes payable	1,869	386
EOS PGE Loans	5,046	5,341
Revolving Credit Facility	35,251	—
Total	371,749	336,090
Less: debt discount	(7,290)	(9,259)
Total	364,459	326,831
Less: current portion of long-term debt	(14,948)	(342)
Total long-term debt, net of current portion	$349,511	$326,489

Principal payments on debt are as follows as of December 31, 2022 (in thousands):

2023	$14,957
2024	1,731
2025	1,693
2026	317,513
2027	35,855
Total	371,749
Less: debt discount	(7,290)
Total	364,459
Less: current portion of long-term debt	(14,948)
Long-term debt, net of current portion	$349,511

Paycheck Protection Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the loan proceeds for purposes consistent with the terms of the PPP and applied for forgiveness of the entire $4.3 million loan balance, which was granted in July 2021. The Company recorded a gain on debt extinguishment of $4.3 million, which is included in loss on debt extinguishment, net, on the consolidated statements of operations for the year ended December 31, 2021.

Squadron Medical Credit Agreement

On November 6, 2018, the Company entered into the Squadron Medical Term Loan that was subsequently amended March 2019, May 29, 2020 and December 16, 2020 to expand the availability of additional term loans, extend the maturity, remove all financial covenant requirements and, in the December 2020 amendment, to incorporate a debt exchange. On December 16, 2020, the Company amended the Squadron Medical Term Loan to expand the credit facility by an additional $15.0 million and to extend the maturity of the Squadron Medical Term Loan to June 30, 2026. In conjunction with the Squadron Medical Term Loan amendment on December 16, 2020, the Company entered into a debt exchange agreement whereby the Company exchanged $30.0 million of the Company’s outstanding debt obligations pursuant to the Squadron Medical Term Loan dated as of November 6, 2018, as amended, for the issuance of 2,700,270 shares of the Company’s Common Stock to Squadron Capital LLC and a participant lender, based on a price of $11.11 per share. The debt exchange resulted in additional debt issuance costs of $3.8 million calculated as the difference between the Company’s stock price on the date of issuance and the issuance price.

The Company accounted for the March 2019, May 2020, and December 2020 amendments of the Squadron Medical Term Loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method. The Company determined that the $30.0 million pre-payment associated with the December 16, 2020 amendment should be accounted for as a partial extinguishment of the November 6, 2018 Squadron Medical Term Loan, as amended. As a result of the partial extinguishment the Company elected, as an accounting policy in accordance with ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Squadron Medical Term Loan dated November 6, 2018, as amended. The unamortized debt issuance costs were allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. At the time of prepayment, the Company recorded a loss on extinguishment of $6.1 million, which was included in loss on debt extinguishment, net, on the consolidated statements of operations for the year ended December 31, 2020 and capitalized $3.8 million in non-cash debt issuance closing costs.

On August 10, 2021, the Company terminated and repaid all obligations under the Squadron Medical Term Loan, which consisted of the $45.0 million outstanding principal and $0.2 million accrued interest. As a result of the early termination of the Squadron Medical Term Loan, the Company recorded a loss on debt extinguishment associated with the unamortized debt issuance costs of $11.7 million, which is included in loss on debt extinguishment, net, on the consolidated statements of operations for the year ended December 31, 2021.

In connection with the initial 2018 Squadron Medical Term Loan and subsequent amendments, the Company issued an aggregate of 6,759,530 warrants to Squadron Medical and a participant lender. See Note 9 for further information on the warrants issued.

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

MidCap Facility Agreement

On May 29, 2020, the Company repaid in full all amounts outstanding under the Amended Credit Facility with MidCap Funding IV, LLC, including the outstanding balance of $9.6 million, which consisted of outstanding principal and accrued interest. As a result of the early termination of the Credit Facility with MidCap Funding IV, LLC, the Company recorded a loss on debt extinguishment in its consolidated statements of operations for the year ended December 31, 2020.

7. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding ROU asset upon commencement of the lease using a discount rate based the incremental borrowing rate of interest that the Company would borrow on a collateralized basis for an amount equal to the lease payments in a similar economic environment. Any short-term leases defined as twelve months or less or month-to-month leases are excluded and continue to be expensed each month. Total costs associated with these short-term leases is immaterial to all years presented.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the year ended December 31, 2022 were immaterial. The Company had an immaterial amount of financing leases as of December 31, 2022, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the consolidated balance sheets.

The Company occupies 121,541 square feet of office space as its headquarters in Carlsbad, California. On December 4, 2019, the Company entered into a 10-year operating lease that commenced on February 1, 2021 and will terminate on January 31, 2031, subject to two sixty-month options to renew which are not reasonably certain to be exercised. Base rent under the building lease increases annually by 3% throughout the remainder of the lease. On May 11, 2022, the Company entered into a lease amendment for the build out of additional space within the building which resulted in a lease modification increasing the ROU asset and lease liability.

Future minimum annual lease payments for all operating leases of the Company are as follows as of December 31, 2022 (in thousands):

2023	$4,937
2024	5,033
2025	5,019
2026	5,080
2027	5,121
Thereafter	13,057
Total undiscounted lease payments	38,247
Less: imputed interest	(6,843)
Operating lease liability	31,404
Less: current portion of operating lease liability	(4,842)
Operating lease liability, less current portion	$26,562

The Company’s weighted average remaining lease term and weighted average discount rate as of December 31, 2022 and December 31, 2021 are as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (years)	7.7	8.6
Weighted average discount rate	5.5%	8.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rent expense	$4,643	$4,482	$1,300
Cash paid for amounts included in measurement of lease liabilities	$4,409	$1,795	$1,400

Purchase Commitments

The Company is obligated to certain minimum inventory purchase commitment requirements with a third-party supplier through December 2026. As of December 31, 2022, the remaining minimum purchase commitment required by the Company under the agreement was $27.4 million.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of December 31, 2022, the Company has not recorded any liability on the consolidated balance sheet related to this matter.

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

As of December 31, 2022, the Company has made installment payments in the aggregate of $53.4 million, with a remaining outstanding balance of $4.1 million (including imputed interest). The Settlement Agreement provides for mutual releases of all claims in the Orthotec, LLC v. Surgiview, S.A.S, et al. matter in the Superior Court of California, Los Angeles County and all other related litigation matters involving the Company and its directors and affiliates.

A reconciliation of the total net settlement obligation is as follows (in thousands):

	December 31,
	2022	2021
Litigation settlement obligation - short-term portion	$3,968	$4,400
Litigation settlement obligation - long-term portion	—	3,587
Total	3,968	7,987
Future imputed interest	96	478
Total litigation settlement obligation	$4,064	$8,465

The short-term portion of the litigation settlement obligation is included in accrued expenses and other current liabilities on the consolidated balance sheets.

9. Equity

Common Stock

There were 200,000,000 shares of common stock authorized at December 31, 2022 and 2021. On March 1, 2021 the Company completed the sale of 12,421,242 shares of common stock for gross proceeds of $138.0 million, and net proceeds of approximately $131.8 million, net of $6.2 million in fees. On October 16, 2020 the Company completed the sale of 13,142,855 shares of common stock for gross proceeds of $115.0 million, resulting in net proceeds of approximately $107.7 million, net of $7.3 million in fees.

On August 3, 2021, the Company’s Board of Directors authorized the Company to repurchase an aggregate of up to $25.0 million of shares of the Company’s common stock. On August 10, 2021, The Company repurchased 1,806,358 shares of its common stock for approximately $25.0 million in privately negotiated transactions. There were no repurchases of common stock during the years ended December 31, 2022 or 2020.

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2022, and 2021, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2022 and 2021. The redeemable preferred stock is presented separately from stockholders’ equity in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share are reported as a dividend.

2017 PIPE Warrants

The 2017 common stock warrants (the “2017 PIPE Warrants”) had a five-year life and were exercisable by cash exercise only. During the year ended December 31, 2022, there were approximately 2,312,000 2017 PIPE Warrant exercises for total cash proceeds of $3.5 million. During the year ended December 31, 2021, there were approximately 795,000 2017 PIPE Warrant exercises, for total cash proceeds of $1.6 million. As of December 31, 2022, the 2017 PIPE Warrants were expired, and no 2017 PIPE Warrants remained outstanding.

2018 PIPE Warrants

The 2018 common stock warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the year ended December 31, 2022, there were approximately 2,168,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. During the year ended December 31, 2021, there were approximately 2,901,000 2018 PIPE Warrant exercises for total cash proceeds of $1.5 million. A total of approximately 6,311,000 2018 PIPE Warrants remained outstanding as of December 31, 2022.

SafeOp Surgical Merger Warrants

The SafeOp common stock warrants (the “SafeOp Warrants”), have a five-year life and are exercisable by cash or cashless exercise. During the year ended December 31, 2022, there were approximately 257,000 SafeOp Warrant cashless exercises. During the year ended December 31, 2021, there were approximately 970,000 SafeOp Surgical Merger Warrant exercises for total cash proceeds of $0.1 million. A total of approximately 938,000 SafeOp Warrants remained outstanding as of December 31, 2022.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of December 31, 2022.

Executive Warrants

The Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years. No Executive Warrants have been exercised as of December 31, 2022.

A summary of all outstanding warrants as of December 31, 2022 is as follows (in thousands):

	Number of Warrants	Strike Price	Expiration
2018 PIPE Warrants	6,311	$3.50	May 2023
SafeOp Surgical Merger Warrants	938	$3.50	May 2023
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2024
Other*	155	$6.97	Various through February 2026
Total	15,491

*Represents weighted average strike price

10. Stock Benefit Plans and Stock-Based Compensation

2016 Equity Incentive Plan

In 2016 the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Company’s 2005 Employee, Director and Consultant Stock Plan. On October 25, 2018, the Company’s Board of Directors adopted an amendment to the Company’s 2016 Equity Incentive Award Plan. The 2016 Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. Upon its adoption, the 2016 Plan had 1,083,333 shares of common stock reserved for issuance. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. Restricted stock unit awards and performance unit awards generally vest over a three or four year period and vest immediately upon a change in control of the Company. On June 17, 2020, the Company’s shareholders approved an amendment to the Company’s 2016 Equity Incentive Award Plan which increased the shares of common stock available for issuance under the Equity Plan by 7,000,000 shares. As of December 31, 2022, approximately 791,000 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan will expire in May 2026.

2016 Employment Inducement Award Plan

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for the employee to begin employment with the Company. As of December 31, 2022 the Inducement Plan had approximately 477,000 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans, with a maximum grant of 50,000 shares per participant. As of December 31, 2022, approximately 213,000 restricted shares and approximately 12,500 common stock warrants have been granted under the 2019 Management Objective Strategic Incentive Plan.

2017 Distributor Inducement Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to independent third-party sales agents whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to an independent sales agent shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of December 31, 2022, approximately 305,000 warrants and 414,000 shares of restricted common stock were granted under the 2017 Distributor Inducement Plan. As of December 31, 2022, approximately 295,000 warrants and approximately 392,000 shares of common stock were earned or issued.

2017 Development Services Plan

Under the 2017 Development Services Plan, the Company is authorized to issue up to 8,000,000 shares of common stock to third-parties upon the achievement of certain revenue milestones associated with certain developed royalty-bearing products. Future royalty payments for product and/or intellectual property development work may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Each common stock issuance is contingent on net sales-based criteria and other provisions, including the satisfaction of applicable laws regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements for development of a wide variety of potential products and intellectual property, with the possibility of issuing shares of common stock. As of December 31, 2022, no shares have been issued and the majority of the agreements are not deemed probable of common stock issuance at this time. The Company recognizes stock-based compensation once the achievement of the performance criteria and vesting conditions are deemed probable.

Stock-Based Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$2,597	$737	$512
Research and development	5,016	4,056	2,114
Sales, general and administrative	32,943	31,657	15,033
Total	$40,556	$36,450	$17,659

Stock Options

A summary of the Company’s stock option activity under the Plans and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	3,351	$3.50
Exercised	(378)	2.84
Forfeited	(57)	13.83
Outstanding at December 31, 2022	2,916	$3.38	4.58	$26,783
Options vested and expected to vest at December 31, 2022	2,916	$3.38	4.58	$26,783
Options exercisable at December 31, 2022	2,849	$3.22	4.51	$26,550

The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $9.88 and $4.71, respectively. There were no stock options granted during the year ended December 31, 2022. The total intrinsic value of stock options exercised was $3.4 million, $6.8 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options at December 31, 2022 is based on the Company’s closing stock price on the last business day of 2022 of $12.35 per share.

The weighted average assumptions used to compute the stock-based compensation costs for the stock options granted during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.84%	1.03%
Expected dividend yield	—	—
Weighted average expected life (years)	6.07	6.08
Volatility	87.38%	84.00%

As of December 31, 2022, there was $0.3 million of unrecognized compensation expense for stock options which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.75 years.

Restricted Stock Units and Performance Based Restricted Stock Units

The following table summarizes information about the restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2021	8,703	$6.34
Awarded	3,909	8.13
Vested	(3,316)	4.68
Forfeited	(763)	6.30
Unvested at December 31, 2022	8,533	$6.63	1.43

The weighted-average grant-date fair value per share of awards granted during the years ended December 31, 2022, 2021 and 2020 was $8.13, $12.79 and $4.87, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $35.2 million, $43.9 million and $13.1 million, respectively.

As of December 31, 2022, there was $41.4 million of unrecognized compensation expense for restricted stock awards, restricted stock units, and performance-based restricted units which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.43 years.

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

During the years ended December 31, 2022, 2021 and 2020 there were approximately 429,000, 227,000 and 379,000 shares of common stock, issued under the ESPP, respectively. The Company recognized $1.6 million, $1.1 million and $1.0 million in expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately 119,000 shares were available under the ESPP for future issuance.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	0.07% - 4.54%	0.04% - 0.12%	0.12% - 1.58%
Expected dividend yield	—	—	—
Expected term (years)	0.50 - 0.60	0.50	0.50
Volatility	50.29% - 64.53%	49.98% - 78.37%	54.96% - 102.5%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2022
Stock options outstanding	2,916
Unvested restricted stock units	8,533
Employee stock purchase plan	119
Senior convertible notes	17,246
Warrants outstanding	15,491
Authorized for future grant under the Distributor and Development Services plans	281
Authorized for future grant under the Management Objective Strategic Incentive Plan	274
Authorized for future grant under the Company Equity plans	1,269
46,129

11. Income Taxes

The components of the pretax income (loss) are presented in the following table (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. Domestic	$(146,627)	$(127,943)	$(78,849)
Foreign	(5,382)	(16,219)	—
Net loss before taxes	$(152,009)	$(144,162)	$(78,849)

The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax provision:
Federal	$(764)	$123	$—
State	(140)	166	100
Foreign	301	66	35
Total current	(603)	355	135
Deferred income tax provision:
Federal	583	(159)	(2)
State	160	(32)	12
Total deferred	743	(191)	10
Total income tax provision	$140	$164	$145

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
Adjustments for tax effects of:
State taxes, net	0.03	(0.07)	(0.11)
Stock-based compensation	(1.79)	(0.48)	(0.93)
Rate differential	0.43	0.43	0.00
Foreign taxes	(0.05)	(0.05)	(0.04)
Other permanent adjustments	0.21	0.08	(1.70)
Federal uncertain tax positions	0.03	(0.08)	0.00
Expiration of tax attribute	(1.60)	0.00	0.00
Other	0.59	(0.13)	(0.15)
Valuation allowance	(18.94)	(20.81)	(18.25)
Effective income tax rate	(0.09)%	(0.11)%	(0.18)%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$146,464	$131,734
Interest	12,979	11,095
Capitalized research and development expenses	12,062	—
Inventory	11,298	8,784
Lease liability	7,975	6,216
Stock-based compensation	5,786	4,318
Accruals and reserves	4,292	7,145
Legal settlement	2,302	1,998
Income tax credit carryforwards	1,566	1,574
Total deferred tax assets	204,724	172,864
Valuation allowance	(162,314)	(127,209)
Total deferred tax assets, net of valuation allowance	42,410	45,655
Deferred tax liabilities:
Property and equipment	(19,610)	(18,404)
Goodwill and intangibles	(15,518)	(18,439)
Right-of-use assets	(7,250)	(6,256)
Total deferred tax liabilities	(42,378)	(43,099)
Net deferred tax assets	$32	$2,556

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2022, a valuation allowance of $162.3 million has been established against the deferred tax assets, as the Company has determined that it is currently not likely that these assets will be realized. During the years ended December 31, 2022, 2021 and 2020, the valuation allowance increased by $35.1 million, $39.7 million and $14.4 million, respectively.

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

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefit at the beginning of the year	$15,165	$2,452	$2,452
Increases in tax positions for current year relating to acquisitions	—	12,713	—
Decreases in tax positions for prior years	(8,929)	—	—
Increases in tax positions for current year relating to ongoing operations	173	—	—
Decreases in tax positions as a result of a lapse of statute of limitations	(330)	—	—
Unrecognized tax benefits at the end of the year	$6,079	$15,165	$2,452

At December 31, 2022, 2021 and 2020, $5.6 million, $14.5 million and $2.0 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classifies uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year. The Company recognizes interest and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2022 and 2021, there were $0.04 million and $0.2 million in accrued interest and penalties, respectively. There were no accrued interest and penalties as of December 31, 2020.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2017. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.

At December 31, 2022, the Company had federal, state, and foreign net operating loss carryforwards of $487.9 million, $375.5 million and $112.9 million, respectively. Federal and state net operating losses generated after December 31, 2017 of $358.7 million and $74.9 million, respectively, can be carried forward indefinitely. The remaining federal and state net operating losses begin expiring at various dates beginning in 2022 through 2042, while foreign net operating losses in France carryforward indefinitely. At December 31, 2022, the Company had state research and development tax credit carryforwards of $3.2 million. The state research and development tax credits do not have an expiration date and may be carried forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed formal study through the year ended December 31, 2018 and determined ownership changes within the meaning of IRC Section 382 had occurred. The Company adjusted federal tax attribute carry forwards and deferred tax assets accordingly. The Company will make adjustments to the fully reserved attributes as further studies are completed.

12. Related Party Transactions

In November 2018, the Company entered into the Term Loan and Inventory Financing Agreement with certain affiliates of Squadron Capital, LLC (“Squadron”), including an inventory supplier (the "Squadron Supplier Affiliate”). The Term Loan and the Inventory Financing Agreement were terminated and all obligations thereunder were repaid on August 10, 2021. See Note 6 for further details regarding the Term Loan and Inventory Financing Agreement. For the years ended December 31, 2022, 2021 and 2020, the Company purchased inventory in the amounts of $10.3 million, $7.7 million and $4.0 million, respectively, from the Squadron Supplier Affiliate. As of December 31, 2022 and 2021, the Company had $2.4 million and $0.8 million, respectively, due to the Squadron Supplier Affiliate. Squadron was a lead investor in the Private Placement that was closed on March 1, 2021. David Pelizzon, President and Director of Squadron, currently serves on the Company’s Board of Directors.

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue			Property and equipment, net
	Year Ended December 31,			December 31,
(in thousands)	2022	2021	2020	2022	2021
United States	$326,697	$223,911	$141,079	$99,050	$85,320
International	24,170	19,301	3,782	2,902	2,081
Total	$350,867	$243,212	$144,861	$101,952	$87,401

14. Subsequent Events

On January 6, 2023, the Company entered into a $150.0 million term loan agreement with Braidwell Transaction Holdings, LLC. The agreement provides for an initial term loan facility of $100.0 million which was funded on the closing date. The Company has the option to draw an additional $50.0 million within 18 months of the closing date. The term loan matures in January 2028. Borrowings under the term loan bear interest at an annual rate of Term SOFR plus 5.75%. The outstanding portion of the term loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Facility subject to terms of a customary intercreditor agreement.