Form 10-Q
period 2023-03-31
Alphatec Holdings, Inc.
filed 2023-05-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 118,496,526 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$116,698	$84,696
Accounts receivable, net of allowances of $864 and $679, respectively	62,415	60,060
Inventories	108,242	101,521
Prepaid expenses and other current assets	11,798	9,357
Total current assets	299,153	255,634
Property and equipment, net	109,750	101,952
Right-of-use assets	28,063	28,360
Goodwill	47,924	47,367
Intangible assets, net	81,079	82,781
Other assets	3,724	4,874
Total assets	$569,693	$520,968
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$39,070	$34,742
Accrued expenses and other current liabilities	69,032	72,382
Contract liabilities	13,938	11,956
Short-term debt	16,068	14,948
Current portion of operating lease liabilities	4,796	4,842
Total current liabilities	142,904	138,870
Long-term debt	419,455	349,511
Operating lease liabilities, less current portion	25,907	26,562
Other long-term liabilities	16,186	17,089
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2023 and December 31, 2022; 3,319 shares issued and outstanding at March 31, 2023 and December 31, 2022	23,603	23,603
Stockholders' deficit:
Common stock, $0.0001 par value; 200,000 authorized; 113,492 shares issued and 113,459 shares outstanding at March 31, 2023; and 106,673 shares issued and 106,640 shares outstanding at December 31, 2022	12	11
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	952,265	933,537
Accumulated other comprehensive deficit	(9,689)	(10,794)
Accumulated deficit	(975,853)	(932,324)
Total stockholders’ deficit	(58,362)	(34,667)
Total liabilities and stockholders’ deficit	$569,693	$520,968

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Revenue from products and services	$109,110	$70,918
Revenue from international supply agreement	—	15
Total revenue	109,110	70,933
Cost of sales	38,685	21,717
Gross profit	70,425	49,216
Operating expenses:
Research and development	13,260	9,722
Sales, general and administrative	91,262	69,471
Litigation-related expenses	3,192	7,532
Amortization of acquired intangible assets	2,883	2,230
Transaction-related expenses	—	120
Restructuring expenses	175	1,370
Total operating expenses	110,772	90,445
Operating loss	(40,347)	(41,229)
Interest and other expense, net:
Interest expense, net	(3,874)	(1,456)
Other income (expense), net	706	(30)
Total interest and other expense, net	(3,168)	(1,486)
Net loss before taxes	(43,515)	(42,715)
Income tax provision (benefit)	14	(99)
Net loss	$(43,529)	$(42,616)
Net loss per share, basic and diluted	$(0.40)	$(0.43)
Weighted average shares outstanding, basic and diluted	109,751	99,978

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(43,529)	$(42,616)
Foreign currency translation adjustments	1,105	(1,204)
Comprehensive loss	$(42,424)	$(43,820)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	deficit
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)
Stock-based compensation	—	—	16,462	—	—	—	16,462
Common stock issued for warrant exercises	4,443	1	456	—	—	—	457
Common stock issued for stock option exercises	349	—	768	—	—	—	768
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,027	—	(2,331)	—	—	—	(2,331)
Reclassification of equity-based liability	—	—	3,373	—	—	—	3,373
Foreign currency translation adjustments	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(43,529)	(43,529)
Balance at March 31, 2023	113,459	$12	$952,265	$(25,097)	$(9,689)	$(975,853)	$(58,362)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(6,036)	$(781,031)	$80,674
Stock-based compensation	—	—	7,730	—	—	—	7,730
Sales agent equity incentives	199	—	2,178	—	—	—	2,178
Common stock issued for warrant exercises	551	—	1,289	—	—	—	1,289
Common stock issued for stock option exercises	39	—	140	—	—	—	140
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	852	—	(4,751)	—	—	—	(4,751)
Foreign currency translation adjustments	—	—	—	—	(1,204)	—	(1,204)
Net loss	—	—	—	—	—	(42,616)	(42,616)
Balance at March 31, 2022	101,178	$10	$899,414	$(25,097)	$(7,240)	$(823,647)	$43,440

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(43,529)	$(42,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,692	9,315
Stock-based compensation	16,462	10,184
Amortization of debt discount and debt issuance costs	697	489
Amortization of right-of-use assets	831	563
Write-down for excess and obsolete inventories	2,098	1,706
Loss on disposal of assets	716	474
Other	590	(243)
Changes in operating assets and liabilities:
Accounts receivable	(2,478)	1,674
Inventories	(8,540)	(9,154)
Prepaid expenses and other current assets	(2,309)	(1,848)
Other assets	40	(119)
Accounts payable	5,820	7,637
Accrued expenses	(705)	(1,543)
Lease liabilities	(763)	(562)
Contract liabilities	1,883	275
Other long-term liabilities	(829)	(937)
Net cash used in operating activities	(18,324)	(24,705)
Investing activities:
Purchase of property and equipment	(16,278)	(13,257)
Purchase of intangible assets	(538)	(150)
Net cash used in investing activities	(16,816)	(13,407)
Financing activities:
Proceeds from term loan, net of debt discount	98,500	—
Payment of debt issuance costs	(3,193)	—
Net cash (paid) received from common stock exercises	(1,106)	1,301
Repayment of revolving credit facility	(27,500)	—
Proceeds from financed insurance	1,328	1,617
Other	(919)	(221)
Net cash provided by financing activities	67,110	2,697
Effect of exchange rate changes on cash	32	(21)
Net increase (decrease) in cash and cash equivalents	32,002	(35,436)
Cash and cash equivalents at beginning of period	84,696	187,248
Cash and cash equivalents at end of period	$116,698	$151,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,734	$1,252
Supplemental disclosure of noncash activities:
Financed insurance	$1,328	$1,617
Purchases of property and equipment in accounts payable and accrued expenses	$1,851	$4,667

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future periods.

Prior-period Adjustment

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company identified that a deferred tax liability and additional goodwill related to the acquisition of EOS should have been recorded at the time of the acquisition. The Company corrected the errors in the accompanying condensed consolidated financial statements as of the earliest period presented and has concluded that the correction of these errors is not material to the previously issued financial statements.

The correction to the accompanying unaudited condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholder's equity, and condensed consolidated statements of cash flows are as follows (in thousands):

	At December 31, 2021
Condensed Consolidated Statements of Stockholder's Equity	As Reported	Adjustment	As Corrected
Accumulated other comprehensive loss	$(5,994)	$(42)	$(6,036)
Accumulated deficit	(782,325)	1,294	(781,031)
Total stockholder's equity	$79,422	$1,252	$80,674

	At December 31, 2022
Condensed Consolidated Balance Sheets	As Reported	Adjustment	As Corrected
Goodwill	$39,775	$7,592	$47,367
Total Assets	513,376	7,592	520,968
Other long-term liabilities	11,543	5,546	17,089
Accumulated other comprehensive deficit	(10,690)	(104)	(10,794)
Accumulated deficit	(934,474)	2,150	(932,324)
Total stockholder's deficit	(36,713)	2,046	(34,667)
Total liabilities and stockholders' deficit	$513,376	$7,592	$520,968

	Three Months Ended March 31, 2022
Condensed Consolidated Statements of Operations	As Reported	Adjustment	As Corrected
Income tax provision (benefit)	$129	$(228)	$(99)
Net loss	$(42,844)	$228	$(42,616)

	Three Months Ended March 31, 2022
Condensed Consolidated Statements of Comprehensive Loss	As Reported	Adjustment	As Corrected
Net loss	$(42,844)	$228	$(42,616)
Foreign currency translation adjustments	(1,180)	(24)	(1,204)
Comprehensive loss	$(44,024)	$204	$(43,820)

	Three Months Ended March 31, 2022
Condensed Consolidated Statements of Stockholder's Equity	As Reported	Adjustment	As Corrected
Foreign currency translation adjustments	$(1,180)	$(24)	$(1,204)
Net loss	(42,844)	228	(42,616)
Total stockholder's equity	$41,984	$1,456	$43,440

	Three Months Ended March 31, 2022
Condensed Consolidated Statements of Cash Flows	As Reported	Adjustment	As Corrected
Net loss	$(42,844)	$228	$(42,616)
Other long-term liabilities	(716)	(221)	(937)
Net cash used for operating activities	(24,712)	7	(24,705)
Effect of exchange rate changes on cash	$(14)	$(7)	$(21)

Reclassification

Certain financial statement line items in the condensed consolidated financial statements for the three months ended March 31, 2022 have been disaggregated into multiple financial statement line items to conform to the current year’s presentation.

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

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers through direct sales representatives and independent sales agents. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging-related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. Revenue is measured based on the amount of consideration expected to be received in exchange for the transfer of the goods or services specified in the contract with each customer. In certain cases, the Company does offer the ability for customers to lease its imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

To the extent that the transaction price includes variable consideration, such as discounts, rebates, and customer payment penalties, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available, including historical, current, and forecasted information.

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

Recently Adopted and Issued Accounting Pronouncements

In August 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires application of Topic 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 adds an exception to the general recognition and measurement principle in Topic 805 where assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from contracts with customers, are measured at fair value on the acquisition date. Under the new guidance, the acquirer will recognize acquired contract assets and contract liabilities as if the acquirer had originated the contract. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU No. 2021-08 as of January 1, 2023, on a prospective basis. The adoption of ASU No. 2021-08 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2023, and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$99,685	—	—	$99,685
Total cash equivalents	$99,685	—	—	$99,685

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,956	—	—	$62,956
Total cash equivalents	$62,956	—	—	$62,956

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $337.8 million at March 31, 2023 and approximately $288.8 million at December 31, 2022. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding convertible bonds of EOS (the "OCEANEs") was approximately $13.6 million at March 31, 2023 and approximately $13.3 million at December 31, 2022. See Note 7 for further information.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$16,401	$13,928
Work-in-process	3,616	3,032
Finished goods	88,225	84,561
Inventories	$108,242	$101,521

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2023	December 31, 2022
Surgical instruments	4	$170,108	$158,906
Machinery and equipment	7	9,313	9,502
Computer equipment	3	5,051	4,753
Office furniture and equipment	5	6,237	4,760
Leasehold improvements	various	3,180	2,965
Construction in progress	n/a	18,048	15,360
		211,937	196,246
Less: accumulated depreciation and amortization		(102,187)	(94,294)
Property and equipment, net		$109,750	$101,952

Total depreciation expense was $8.6 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense. Construction in progress includes costs associated with internal-use software.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended March 31, 2023 includes the following (in thousands):

December 31, 2022	$47,367
Foreign currency fluctuation	557
March 31, 2023	$47,924

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
March 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$76,718	$(16,071)	$60,647
Trademarks and trade names	8	5,510	(1,136)	4,374
Customer relationships	4	14,379	(7,365)	7,014
Distribution network	2	2,413	(2,091)	322
Total amortized intangible assets		99,020	(26,663)	72,357

Software in development	n/a	2,985		2,985
In-process research and development	n/a	5,737		5,737
Total intangible assets		$107,742	$(26,663)	$81,079
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$75,896	$(13,420)	$62,476
Trademarks and trade names	8	5,421	(987)	4,434
Customer relationships	4	14,240	(6,906)	7,334
Distribution network	2	2,413	(2,041)	372
Total amortized intangible assets		97,970	(23,354)	74,616

Software in development	n/a	2,503		2,503
In-process research and development	n/a	5,662		5,662
Total intangible assets		$106,135	$(23,354)	$82,781

Total amortization expense attributed to intangible assets was $3.1 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2023	$9,385
2024	12,411
2025	10,922
2026	10,922
2027	9,050
Thereafter	19,667
$72,357

6. Contract Liabilities

The Company's current and non-current contract liabilities are $13.9 million and $3.1 million, respectively, as of March 31, 2023. The Company's current and non-current contract liabilities were $12.0 million and $3.0 million, respectively, as of December 31, 2022. The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $4.9 million of revenue from its contract liabilities during the three months ended March 31, 2023, of which $4.2 million was recognized from the opening contract liabilities balance. The Company recognized $4.3 million of revenue from its contract liabilities during the three months ended March 31, 2022, of which $3.6 million was recognized from the opening contract liabilities balance. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2022	$15,003
Payments received	6,850
Revenue recognized	(4,906)
Foreign currency fluctuation	111
Balance at March 31, 2023	$17,058

7. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. The Company has the option to draw up to an additional $50.0 million within 18 months of the closing date (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of March 31, 2023, the outstanding balance under the Braidwell Term Loan was $100.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount allocated to the undrawn portion of the loan, which were $1.1 million and $0.5 million, respectively, were recorded to other assets on the condensed consolidated balance sheets. The debt issuance costs and debt discount allocated to the drawn portion of the loan were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of March 31, 2023, debt issuance costs and debt discount allocated to the drawn portion of the loan, net of accumulated amortization, associated with the Braidwell Term Loan were $2.2 million and $1.0 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of March 31, 2023 was 10.5%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of March 31, 2023 was 11.11%. During the three months ended March 31, 2023, the Company recognized interest expense on the Braidwell Term Loan of $2.8 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The outstanding portion of the Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2023.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of March 31, 2023, the outstanding balance under the Revolving Credit Facility was $8.1 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.3 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of March 31, 2023, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.3 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The interest rate as of March 31, 2023 was 8.4%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.3 million during the three months ended March 31, 2023, which includes $0.1 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of March 31, 2023, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The outstanding portion of the Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2023.

0.75% Convertible Senior Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured 2026 Notes with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses and before cash used for the privately negotiated capped call transactions (the “Capped Call Transactions”), as described below, the repurchase of stock, and the repayment of the outstanding term loan with Squadron Medical Finance Solutions, LLC, and outstanding obligations under an inventory financing agreement. The 2026 Notes do not contain any financial covenants.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of March 31, 2023.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2026 Notes for redemption will constitute a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note will be increased in certain circumstances if such note is converted after it is called for redemption.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million, which includes $0.5 million for the amortization of debt issuance costs, for the three months ended March 31, 2023 and 2022. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$316,250	$316,250
Unamortized debt issuance costs	(6,800)	(7,290)
Net carrying value	$309,450	$308,960

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

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANEs denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. Unless either earlier converted or repurchased, the OCEANEs will mature on May 31, 2023. Interest expense was $0.2 million for the three months ended March 31, 2023 and 2022.

In connection with the public tender offer to acquire EOS, the Company purchased 2,486,135 OCEANEs, and as such, 1,858,516 OCEANEs with a principal amount of $15.3 million (€12.6 million) remained outstanding at the time of acquisition.

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

EOS has a right to redeem all of the OCEANEs at its option any time at a cash redemption price equal to the par value of the OCEANEs plus accrued and unpaid interest if the product of the volume-weighted-average price of the shares and the conversion ratio as specified in the agreement in effect on each trading day exceeds 150% of the par value of each OCEANE on each of at least twenty consecutive trading days during any forty consecutive trading days, if EOS redeems the OCEANEs when the number of OCEANEs outstanding is 15% or less of the number of OCEANEs originally issued, or the occurrence of a tender or exchange offer. As a result of the Company’s acquisition of EOS, the OCEANEs are now convertible into new shares of EOS, as a wholly-owned subsidiary of the Company. OCEANE holders can redeem the notes upon the occurrence of an event of default or upon the occurrence of a change of control. In July 2021, in connection with the change of control, holders of 25,971 OCEANEs chose to redeem their bonds for approximately $0.2 million (€0.2 million).

The carrying value of the outstanding OCEANEs was $13.6 million (€12.5 million) as of March 31, 2023.

Other Debt Agreements

In January and April 2021, prior to the acquisition, EOS obtained two loan agreements, denominated in Euros, under French government sponsored COVID-19 relief initiatives (pret garanti par l’etat or “PGE” loans). Each PGE loan contains a 12-month term and 90% of the principal balance of each loan is state guaranteed. The cost of the state guaranty is 0.25% of the loan amounts. The loans carry an interest-free rate from the commercial banks (€3.3 million) and a 1.75% interest rate from the lender (€1.5 million). The loan capital and loan guaranty costs are payable in full at the end of the 12-month term or the loan may be extended up to 5 additional years. If the Company chooses to extend the debt, the election must be made by the Company between months 8 and 11 of the 12-month term. The extension will carry an interest rate at the banks’ refinancing cost, to be applied from year 2 to year 6 and an increased state guaranty cost (50 to 200 bps, as per a scale with company size and extension year).

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of March 31, 2023 was $3.6 million and $1.6 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of March 31, 2023 (in thousands):

Remainder of 2023	$15,694
2024	1,752
2025	1,714
2026	317,534
2027	8,762
Thereafter	103,250
Total	448,706
Less: unamortized debt discount and debt issuance costs	(13,183)
Total	435,523
Less: current portion of long-term debt	(16,068)
Long-term debt	$419,455

8. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset (“ROU asset”) upon commencement of the lease using a discount rate based on the incremental borrowing rate of interest that the Company would borrow on a collateralized basis for an amount equal to the lease payments in a similar economic environment. Any short-term leases defined as twelve months or less or month-to-month leases are excluded and are expensed each month. Total costs associated with these short-term leases are immaterial to all periods presented.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three months ended March 31, 2023 were immaterial. The Company had an immaterial amount of financing leases as of March 31, 2023, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

The Company occupies 121,541 square feet of office space as its headquarters in Carlsbad, California. On December 4, 2019, the Company entered into a 10-year operating lease that commenced on February 1, 2021 and will terminate on January 31, 2031, subject to two sixty-month options to renew which are not reasonably certain to be exercised. Base rent under the building lease increases annually by 3% throughout the remainder of the lease. On May 11, 2022, the Company entered into a lease amendment for the buildout of additional space within the building which resulted in a lease modification increasing the ROU asset and lease liability.

Future minimum annual lease payments for all operating leases of the Company are as follows as of March 31, 2023 (in thousands):

Remainder of 2023	$3,739
2024	5,039
2025	5,024
2026	5,085
2027	5,127
Thereafter	13,080
Total undiscounted lease payments	37,094
Less: imputed interest	(6,391)
Operating lease liabilities	30,703
Less: current portion of operating lease liabilities	(4,796)
Operating lease liabilities, less current portion	$25,907

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.3	7.7
Weighted-average discount rate	5.5%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Rent expense	$1,244	$1,156
Cash paid for amounts included in measurement of lease liabilities	$4,366	$1,022

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of March 31, 2023, the remaining minimum purchase commitment required by the Company under the agreement is $26.4 million.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of March 31, 2023, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

9. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of sales	$6,006	$256
Research and development	1,317	972
Sales, general and administrative	9,139	8,956
Total	$16,462	$10,184

As of March 31, 2023, there was $35.1 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.38 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 1,967,000 and 1,225,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended March 31, 2023 and 2022, there were no shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	4.54%	0.07%
Expected dividend yield	—	—
Expected term (years)	0.60	0.50
Volatility	62.77%	50.29%

Warrants Outstanding

2018 PIPE Warrants

The 2018 common stock warrants (the “2018 PIPE Warrants”) have a five-year life and are exercisable by cash or cashless exercise. During the three months ended March 31, 2023 and 2022, there were approximately 5,681,000 and 126,000 2018 PIPE Warrant exercises, respectively, for total cash proceeds of $0.4 million in both periods presented. As of March 31, 2023, approximately 630,000 2018 PIPE Warrants remained outstanding.

SafeOp Surgical Merger Warrants

The SafeOp common stock warrants (the “SafeOp Warrants”), have a five-year life and are exercisable by cash or cashless exercise. During the three months ended March 31, 2023, there were 159,000 cashless SafeOp Warrant exercises. There were no exercises during the three months ended March 31, 2022. As of March 31, 2023, approximately 778,000 SafeOp Warrants remained outstanding.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of March 31, 2023.

Executive Warrants

The Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years. No Executive Warrants have been exercised as of March 31, 2023.

A summary of all outstanding warrants for common stock as of March 31, 2023, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 PIPE Warrants	630	$3.50	May 2023
SafeOp Surgical Merger Warrants	778	$3.50	May 2023
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2024
Other(1)	159	$7.20	Various through February 2026
Total	9,654
(1)
Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

10. Business Segment and Geographic Information

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue		Property and equipment, net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2023	2022	2023	2022
United States	$99,969	$67,034	$106,861	$99,050
International	9,141	3,899	2,889	2,902
Total	$109,110	$70,933	$109,750	$101,952

11. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. If applicable, diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the period, determined using the treasury-stock method and the if-converted method for convertible debt. For purposes of this calculation, common stock subject to repurchase by the Company, common stock issuable upon conversion or exercise of convertible notes, preferred shares, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Due to the Company’s net loss position, the effect of including common stock equivalents in the earnings per share calculation is anti-dilutive, and therefore not included.

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(43,529)	$(42,616)
Denominator:
Weighted average common shares outstanding	109,751	99,978
Net loss per share, basic and diluted:	$(0.40)	$(0.43)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2023	2022
Series A convertible preferred stock	—	29
Options to purchase common stock and employee stock purchase plan	2,706	3,435
Unvested restricted stock unit awards	7,037	9,781
Warrants to purchase common stock	9,654	19,654
Senior convertible notes	17,246	17,246
Total	36,643	50,145

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

The Company’s effective tax rate from continuing operations was (0.03%) and 0.23% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three months ended March 31, 2023 and 2022, the Company purchased inventory in the amounts of $3.6 million and $2.4 million, respectively, from the Squadron Supplier Affiliate. As of March 31, 2023, and December 31, 2022, the Company had $2.8 million and $2.4 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

14. Subsequent Events

On April 19, 2023, the Company entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby the Company acquired certain assets in connection with the Sellers’ navigation-enabled robotics platform (the “Navigation-enabled Robotics Platform”). As consideration for the purchase of the Navigation-enabled Robotics Platform, the Company paid the Sellers cash consideration of $55.0 million.

On April 19, 2023, the Company completed a registered securities offering (the “Offering”) of 4,285,715 shares of the Company’s common stock, $0.0001 par value per share, at a price of $14.00 per share. The gross proceeds from the Offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $60.0 million. The Company expects to use the net proceeds from the Offering to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development, as well as costs related to the purchase and post-closing integration of the Navigation-enabled Robotics Platform and research and development activities related to the Navigation-enabled Robotics Platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

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

Recent Developments

Asset Purchase Agreement

On April 19, 2023, we entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby we acquired certain assets in connection with the Sellers’ navigation-enabled robotics platform (the “Navigation-enabled Robotics Platform”). As consideration for the purchase of the Navigation-enabled Robotics Platform, we paid the Sellers cash consideration of $55.0 million.

Underwritten Offering

On April 19, 2023, we completed a registered securities offering (the “Offering”) of 4,285,715 shares of our common stock, $0.0001 par value per share, at a price of $14.00 per share. The gross proceeds from the Offering, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by us, were approximately $60.0 million. We expect to use the net proceeds from the Offering to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development, as well as costs related to the purchase and post-closing integration of the Navigation-enabled Robotics Platform and research and development activities related to the Navigation-enabled Robotics Platform.

Term Loan

On January 6, 2023, we entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. We have the option to draw up to an additional $50.0 million within 18 months of the closing date (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028.

In conjunction with the issuance of the Braidwell Term Loan, we incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount allocated to the drawn portion of the loan were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. We are also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment equal to 3.25% of the principal amount of the loans drawn. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The outstanding portion of the Braidwell Term Loan is secured by substantially all of our assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to our accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of our assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, we are required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated.

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

Litigation-related expenses. Litigation-related expenses consist of costs incurred for our ongoing and settled litigation.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2023, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2023	2022	$	%
Revenue:
Revenue from products and services	$109,110	$70,918	$38,192	54%
Revenue from international supply agreement	—	15	(15)	(100)%
Total revenue	$109,110	$70,933	$38,177	54%

Revenue from products and services increased $38.2 million, or 54%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended March 31,		Change
(in thousands, except %)	2023	2022	$	%
Cost of sales	$38,685	$21,717	$16,968	78%

Cost of sales increased $17.0 million, or 78%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in product volume and an increase in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property, with the possibility of issuing shares of common stock. During the three months ended March 31, 2023, certain performance criteria related to these Development Service Agreements were achieved and the related vesting conditions were deemed probable, resulting in an increase in stock-based compensation for the period.

Operating expenses

	Three Months Ended March 31,		Change
(in thousands, except %)	2023	2022	$	%
Operating expenses:
Research and development	$13,260	$9,722	$3,538	36%
Sales, general and administrative	91,262	69,471	21,791	31%
Litigation-related expenses	3,192	7,532	(4,340)	(58)%
Amortization of acquired intangible assets	2,883	2,230	653	29%
Transaction-related expenses	—	120	(120)	(100)%
Restructuring expenses	175	1,370	(1,195)	(87)%
Total operating expenses	$110,772	$90,445	$20,327	22%

Research and development expenses. Research and development expenses increased $3.5 million, or 36%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $21.8 million, or 31%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we continued to increase our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses decreased by $4.4 million, or 58%, during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily related to a decrease in legal fees associated with our previously settled litigation matters.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to in-process research and development assets placed in service since the three months ended March 31, 2022.

Transaction-related expenses. The decrease in transaction-related expenses for the three months ended March 31, 2023, is primarily due to the completion of EOS-related integration activities in 2022.

Restructuring expenses. The decrease in restructuring expenses for the three months ended March 31, 2023, is due to cost rationalization efforts that were completed during the three months ended March 31, 2022.

Total interest and other expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2023	2022	$	%
Interest and other expense, net:
Interest expense, net	$(3,874)	$(1,456)	$(2,418)	166%
Other (expense) income, net	706	(30)	736	(2,453)%
Total interest and other expense, net	$(3,168)	$(1,486)	$(1,682)	113%

The increase in interest expense, net for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to higher interest rates related to our Revolving Credit Facility and Braidwell Term Loan.

Income tax provision

	Three Months Ended March 31,		Change
(in thousands, except %)	2023	2022	$	%
Income tax provision (benefit)	$14	$(99)	$113	(114)%

The increase in the income tax provision for the three months ended March 31, 2023, compared to the same period in 2022, was primarily related to the recognition of income taxes in several jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility, our Braidwell Term Loan and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

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

We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. We are and may become involved in various legal proceedings arising from our business activities. While we have no material, undisclosed accruals for pending litigation or claims, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events because litigation is inherently unpredictable, and unfavorable resolutions could occur. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We have disclosed all material accruals for pending litigation or investigations in Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash and cash equivalents were $116.7 million and $84.7 million at March 31, 2023, and December 31, 2022, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(18,324)	$(24,705)
Investing activities	(16,816)	(13,407)
Financing activities	67,110	2,697
Effect of exchange rate changes on cash	32	(21)
Net increase (decrease) in cash and cash equivalents	$32,002	$(35,436)

Operating Activities

We used cash of $18.3 million from operating activities for the three months ended March 31, 2023, which is primarily related to inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $16.8 million in investing activities for the three months ended March 31, 2023, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided $67.1 million of cash for the three months ended March 31, 2023, which is primarily related to proceeds from the Braidwell Term Loan, offset by payment against the outstanding balance of the Revolving Credit Facility.

Debt and Commitments

As of March 31, 2023, we had $100.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of March 31, 2023, we had $8.1 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of March 31, 2023, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2023, we had $13.6 million (€12.5 million) outstanding OCEANEs. The OCEANEs bear interest at 6% per year, payable semi-annually in arrears on May 31 and November 30 of each year. Unless either earlier converted or repurchased, the outstanding OCEANEs will mature on May 31, 2023.

As of March 31, 2023, we had $5.2 million (€4.8 million) in other debts that are due in monthly and quarterly installments beginning in 2023 through maturity in 2027.

As of March 31, 2023, we have made $55.6 million in Orthotec settlement payments and we have an outstanding balance of $1.9 million in Orthotec settlement payments (including imputed interest) to be paid by us.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of March 31, 2023, the remaining minimum purchase commitment under the agreement was $26.4 million.

Contractual obligations and commercial commitments

As of March 31, 2023, with the exception of the outstanding balance under the Braidwell Term Loan discussed above, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Adopted and Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2023, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC.

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
•
the impact of global economic and political conditions and public health crises on our business and industry; and
•
other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, and there have been no significant changes to this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2023. Based on such evaluation, our management has concluded that as of March 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. There have been no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, refer to Note 8 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, except for those noted below.

We may fail to realize the anticipated benefits of the Navigation-enabled Robotics Transaction, as defined below.

The success of the acquisition of the Navigation-enabled Robotics Platform (the "Navigation-enabled Robotics Transaction") will depend on, among other things, our ability to incorporate the Navigation-enabled Robotics Platform into our business in a manner that enhances our value proposition to clients and facilitates other growth opportunities. We must successfully include the Navigation-enabled Robotics Platform within our business in a manner that permits these growth opportunities to be realized. In addition, we must achieve the growth opportunities without adversely affecting current revenues and investments in other future growth. If we are unable to successfully achieve these objectives, the anticipated benefits of the Navigation-enabled Robotics Transaction may not be realized fully, if at all, or may take longer to realize than expected. Additionally, management may face challenges in incorporating certain elements and functions of the Navigation-enabled Robotics Platform with our business, and this process may result in additional and unforeseen expenses. The Navigation-enabled Robotics Transaction may also disrupt our ongoing business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with third party partners, employees, suppliers, customers and others with whom we or the business related to the Navigation-enabled Robotics Platform have business or other dealings or limit our ability to achieve the anticipated benefits of the Navigation-enabled Robotics Transaction. If we are unable to successfully add the Navigation-enabled Robotics Platform to our existing business in an efficient, effective and timely manner, anticipated benefits, including the opportunities for growth it expects from the Navigation-enabled Robotics Transaction, may not be realized fully, if at all, or may take longer to realize than expected, and our cash flow and financial condition may be negatively affected.

We will incur significant transaction costs in connection with the Navigation-enabled Robotics Transaction.

We have incurred and expect to incur a number of non-recurring costs associated with the Navigation-enabled Robotics Transaction, which could exceed the amounts currently estimated. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, filing fees and other related charges. There is also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Navigation-enabled Robotics Transaction. While we have assumed that a certain level of expenses would be incurred in connection with the Navigation-enabled Robotics Transaction and the other transactions related to the Navigation-enabled Robotics Transaction, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the Navigation-enabled Robotics Transaction that we may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the Navigation-enabled Robotics Transaction. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Third parties may terminate or alter our existing contracts or relationships or the Navigation-enabled Robotics Platform.

The business related to the Navigation-enabled Robotics Platform has contracts with customers, licensors and other business partners which may require the consent from these other parties in connection with the Navigation-enabled Robotics Transaction. If these consents cannot be obtained, our business related to the Navigation-enabled Robotics Platform may suffer a loss of potential future revenue and may lose rights that are material to the Navigation-enabled Robotics Platform. In addition, third parties with which we or the Navigation-enabled Robotics Platform currently have relationships may terminate or otherwise reduce the scope of their relationships with either or both parties in connection with or as a result of the Navigation-enabled Robotics Transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the Navigation-enabled Robotics Transaction.

We may have difficulty attracting, motivating and retaining key personnel and other employees in light of the Navigation-enabled Robotics Transaction.

The Navigation-enabled Robotics Platform's success after the Navigation-enabled Robotics Transaction will depend in part on our ability to attract and retain key personnel and other employees. In connection with or as a result of the Navigation-enabled Robotics Transaction, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we cannot retain employees who work on the Navigation-enabled Robotics Platform because of difficulty of integration or for any other reason, our ability to realize the anticipated benefits of the Navigation-enabled Robotics Transaction could be reduced, and it may have a material adverse impact on our business and operations.

Litigation and other legal proceedings could require the expenditure of substantial resources and distract our personnel from being able to integrate the Navigation-enabled Robotics Platform into our business in a manner that enhances our value proposition to clients and facilitates other growth opportunities.

We are and may become involved in various legal proceedings arising from our business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on our consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period, as well as our ability to successfully integrate the Navigation-enabled Robotics Platform into our business. For example, we are subject, from time to time, to product liability claims, intellectual property claims and claims brought by our competitors, including with respect to the hiring of employees. Such litigation or other legal proceedings, with or without merit, is unpredictable, generally expensive and time consuming and likely to divert significant resources from our business and from our efforts to integrate the Navigation-enabled Robotics Platform. Furthermore, because of the discovery that is required in connection with certain litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of trials, hearings, motions or other interim proceedings or developments and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we issued unregistered equity securities as described below:

On January 12, 2023, we issued 6,250 restricted shares of our common stock with a grant date fair values of $12.69 based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to us.

On February 1, 2023, we issued 1,606 restricted shares of our common stock with a grant date fair values of $13.25 based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to us.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 6. Exhibits

Exhibit	Number Exhibit Description
2.1

Asset Purchase Agreement, dated as of April 19, 2023, by and between Alphatec Spine, Inc., Integrity Implants Inc., Fusion Robotics, LLC, and the stockholders of Integrity identified as Key Stockholders therein(1)

10.1

Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent(2)

10.2

Omnibus Joinder and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding IV Trust, as agent and the lenders party thereto(3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three Months Ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 19, 2023.

(2) Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

(3) Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Date: May 4, 2023