Form 10-Q
period 2023-06-30
Alphatec Holdings, Inc.
filed 2023-08-03
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, there were 120,319,230 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$101,020	$84,696
Accounts receivable, net of allowances of $715 and $679, respectively	59,932	60,060
Inventories	119,957	101,521
Prepaid expenses and other current assets	18,758	9,357
Total current assets	299,667	255,634
Property and equipment, net	119,372	101,952
Right-of-use assets	27,421	28,360
Goodwill	72,527	47,367
Intangible assets, net	105,508	82,781
Other assets	3,739	4,874
Total assets	$628,234	$520,968
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$43,698	$34,742
Accrued expenses and other current liabilities	74,123	72,382
Contract liabilities	13,895	11,956
Short-term debt	2,207	14,948
Current portion of operating lease liabilities	4,824	4,842
Total current liabilities	138,747	138,870
Long-term debt	455,341	349,511
Operating lease liabilities, less current portion	25,287	26,562
Other long-term liabilities	13,409	17,089
Commitments and contingencies (Note 9)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2023 and December 31, 2022; 3,319 shares issued and outstanding at June 30, 2023 and December 31, 2022	23,603	23,603
Stockholders' deficit:
Common stock, $0.0001 par value; 200,000 authorized; 121,871 shares issued and 121,851 shares outstanding at June 30, 2023; and 106,673 shares issued and 106,640 shares outstanding at December 31, 2022	12	11
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,033,673	933,537
Accumulated other comprehensive loss	(9,511)	(10,794)
Accumulated deficit	(1,027,230)	(932,324)
Total stockholders’ deficit	(28,153)	(34,667)
Total liabilities and stockholders’ deficit	$628,234	$520,968

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2023	2022	2023	2022
Revenue:
Revenue from products and services	$116,920	$84,151	$226,030	$155,069
Revenue from international supply agreement	—	—	—	15
Total revenue	116,920	84,151	226,030	155,084
Cost of sales	52,379	28,675	91,064	50,392
Gross profit	64,541	55,476	134,966	104,692
Operating expenses:
Research and development	14,571	10,596	27,831	20,318
Sales, general and administrative	87,287	72,668	178,549	142,139
Litigation-related expenses	6,908	5,495	10,100	13,027
Amortization of acquired intangible assets	3,705	2,177	6,588	4,407
Transaction-related expenses	1,900	—	1,900	120
Restructuring expenses	29	289	204	1,659
Total operating expenses	114,400	91,225	225,172	181,670
Operating loss	(49,859)	(35,749)	(90,206)	(76,978)
Interest expense and other income, net:
Interest expense, net	(3,892)	(1,435)	(7,766)	(2,891)
Other income, net	2,324	67	3,030	37
Total interest expense and other income, net	(1,568)	(1,368)	(4,736)	(2,854)
Net loss before taxes	(51,427)	(37,117)	(94,942)	(79,832)
Income tax benefit	(50)	(16)	(36)	(115)
Net loss	$(51,377)	$(37,101)	$(94,906)	$(79,717)
Net loss per share, basic and diluted	$(0.43)	$(0.36)	$(0.83)	$(0.79)
Weighted average shares outstanding, basic and diluted	118,719	102,849	114,260	101,422

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(51,377)	$(37,101)	$(94,906)	$(79,717)
Foreign currency translation adjustments	178	(5,388)	1,283	(6,592)
Comprehensive loss	$(51,199)	$(42,489)	$(93,623)	$(86,309)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	deficit
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)
Stock-based compensation	—	—	16,462	—	—	—	16,462
Common stock issued for warrant exercises	4,443	1	456	—	—	—	457
Common stock issued for stock option exercises	349	—	768	—	—	—	768
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,027	—	(2,331)	—	—	—	(2,331)
Reclassification of equity-based liability	—	—	3,373	—	—	—	3,373
Foreign currency translation adjustments	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(43,529)	(43,529)
Balance at March 31, 2023	113,459	$12	$952,265	$(25,097)	$(9,689)	$(975,853)	$(58,362)
Stock-based compensation	—	—	24,194	—	—	—	24,194
Common stock issued for warrant exercises	1,121	—	172	—	—	—	172
Common stock issued for employee stock purchase plan and stock option exercises	274	—	2,277	—	—	—	2,277
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,711	—	(2,934)	—	—	—	(2,934)
Common stock offering, net of offering costs of $2,489	4,286	—	57,511	—	—	—	57,511
Reclassification of equity-based liability	—	—	188	—	—	—	188
Foreign currency translation adjustments	—	—	—	—	178	—	178
Net loss	—	—	—	—	—	(51,377)	(51,377)
Balance at June 30, 2023	121,851	$12	$1,033,673	$(25,097)	$(9,511)	$(1,027,230)	$(28,153)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(6,036)	$(781,031)	$80,674
Stock-based compensation	—	—	7,730	—	—	—	7,730
Sales agent equity incentives	199	—	2,178	—	—	—	2,178
Common stock issued for warrant exercises	551	—	1,289	—	—	—	1,289
Common stock issued for stock option exercises	39	—	140	—	—	—	140
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	852	—	(4,751)	—	—	—	(4,751)
Foreign currency translation adjustments	—	—	—	—	(1,204)	—	(1,204)
Net loss	—	—	—	—	—	(42,616)	(42,616)
Balance at March 31, 2022	101,178	$10	$899,414	$(25,097)	$(7,240)	$(823,647)	$43,440
Stock-based compensation	—	—	10,109	—	—	—	10,109
Sales agent equity incentives	20	—	361	—	—	—	361
Common stock issued for conversion of Series A preferred stock	29	—	—	—	—	—	—
Common stock issued for warrant exercises	1,914	1	2,674	—	—	—	2,675
Common stock issued for employee stock purchase plan and stock option exercises	535	—	2,331	—	—	—	2,331
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	819	—	(4,562)	—	—	—	(4,562)
Common stock issued for asset acquisition	23	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(5,388)	—	(5,388)
Net loss	—	—	—	—	—	(37,101)	(37,101)
Balance at June 30, 2022	104,518	$11	$910,577	$(25,097)	$(12,628)	$(860,748)	$12,115

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(94,906)	$(79,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,375	19,007
Stock-based compensation	40,656	19,387
Amortization of debt discount and debt issuance costs	1,710	973
Amortization of right-of-use assets	1,689	1,128
Write-down for excess and obsolete inventories	6,734	4,100
Loss on disposal of assets	1,402	1,194
Other	860	(126)
Changes in operating assets and liabilities:
Accounts receivable	98	(2,255)
Inventories	(22,046)	(16,615)
Prepaid expenses and other current assets	(9,271)	(1,093)
Other assets	(45)	(253)
Accounts payable	10,324	7,651
Accrued expenses	4,361	(3,646)
Lease liabilities	(1,570)	(1,054)
Contract liabilities	1,839	(187)
Other long-term liabilities	(3,406)	(536)
Net cash used in operating activities	(36,196)	(52,042)
Investing activities:
Purchase of property and equipment	(35,417)	(26,338)
Purchase of intangible assets	(1,962)	(1,479)
Acquisition of business	(55,000)	—
Net cash used in investing activities	(92,379)	(27,817)
Financing activities:
Proceeds from term loan, net of debt discount	98,473	—
Payment of debt issuance costs	(3,321)	—
Proceeds from common stock offering	57,511	—
Net cash (paid) received from common stock exercises	(1,551)	218
Proceeds from revolving credit facility	55,000	—
Repayment of OCEANEs	(13,315)	—
Repayment of revolving credit facility	(47,500)	—
Proceeds from financed insurance	1,328	1,617
Other	(1,602)	(1,064)
Net cash provided by financing activities	145,023	771
Effect of exchange rate changes on cash	(124)	(690)
Net increase (decrease) in cash and cash equivalents	16,324	(79,778)
Cash and cash equivalents at beginning of period	84,696	187,248
Cash and cash equivalents at end of period	$101,020	$107,470
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,840	$1,970
Cash paid for income taxes	$206	$267
Supplemental disclosure of noncash activities:
Financed insurance	$1,328	$1,617
Purchases of property and equipment in accounts payable and accrued expenses	$2,233	$2,304
Purchase of intangible assets	$—	$750
Modification of lease liability for lease amendment	$—	$4,288
Common stock issued for asset acquisition	$—	$250

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Significant Accounting Policies

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A.S. (“EOS”), is a medical technology company that designs, develops, and markets technology for the treatment of spinal disorders associated with disease and degeneration, congenital deformities, and trauma. The Company markets its products in the United States of America and internationally via a network of independent sales agents and direct sales representatives.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other future periods.

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

The correction to the accompanying unaudited condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders' equity, and condensed consolidated statements of cash flows are as follows (in thousands):

				At December 31, 2021
Condensed Consolidated Statements of Stockholders' Equity				As Reported	Adjustment	As Corrected
Accumulated other comprehensive loss				$(5,994)	(42)	$(6,036)
Accumulated deficit				$(782,325)	1,294	$(781,031)
Total stockholders' equity				$79,422	1,252	$80,674

				At December 31, 2022
Condensed Consolidated Balance Sheets				As Reported	Adjustment	As Corrected
Goodwill				$39,775	7,592	$47,367
Total assets				$513,376	7,592	$520,968
Other long-term liabilities				$11,543	5,546	$17,089
Accumulated other comprehensive loss				$(10,690)	(104)	$(10,794)
Accumulated deficit				$(934,474)	2,150	$(932,324)
Total stockholders' deficit				$(36,713)	2,046	$(34,667)
Total liabilities and stockholders' deficit				$513,376	7,592	$520,968

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Condensed Consolidated Statements of Operations	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Income tax provision (benefit)	$203	(219)	$(16)	$332	(447)	$(115)
Net loss	$(37,320)	219	$(37,101)	$(80,164)	447	$(79,717)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Condensed Consolidated Statements of Comprehensive Loss	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Net loss	$(37,320)	219	$(37,101)	$(80,164)	447	$(79,717)
Foreign currency translation adjustments	$(5,289)	(99)	$(5,388)	$(6,469)	(123)	$(6,592)
Comprehensive loss	$(42,609)	120	$(42,489)	$(86,633)	324	$(86,309)

	Three Months Ended March 31, 2022			Three Months Ended June 30, 2022
Condensed Consolidated Statements of Stockholders' Equity	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Foreign currency translation adjustments	$(1,180)	(24)	$(1,204)	$(5,289)	(99)	$(5,388)
Net loss	$(42,844)	228	$(42,616)	$(37,320)	219	$(37,101)
Accumulated other comprehensive loss	$(7,174)	(66)	$(7,240)	$(12,463)	(165)	$(12,628)
Accumulated deficit	$(825,169)	1,522	$(823,647)	$(862,489)	1,741	$(860,748)
Total stockholders' equity	$41,984	1,456	$43,440	$10,539	1,576	$12,115

				Six Months Ended June 30, 2022
Condensed Consolidated Statements of Cash Flows				As Reported	Adjustment	As Corrected
Net loss				$(80,164)	447	$(79,717)
Other long-term liabilities				$(97)	(439)	$(536)
Net cash used for operating activities				$(52,050)	8	$(52,042)
Effect of exchange rate changes on cash				$(682)	(8)	$(690)

Reclassification

Certain financial statement line items in the condensed consolidated financial statements for the six months ended June 30, 2022 have been aggregated to conform to the current year’s presentation.

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

The Company records a contract asset when one or more performance obligations have been completed by the Company and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance of its performance. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company does not have observable evidence of the standalone selling price related to its future service obligations; therefore, the Company estimates the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

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

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$79,168	—	—	$79,168
Total cash equivalents	$79,168	—	—	$79,168

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,956	—	—	$62,956
Total cash equivalents	$62,956	—	—	$62,956

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $368.2 million at June 30, 2023 and approximately $288.8 million at December 31, 2022.

3. Business Combination

The Company recognizes assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition.

On April 19, 2023, the Company entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby the Company acquired certain assets, liabilities, employees, and contracts in connection with the Sellers’ navigation-enabled robotics platform (the “Navigation-enabled Robotics Platform”). The Company paid the Sellers cash consideration of $55.0 million at closing, which represented the total purchase consideration. The acquisition was accounted for as a business combination in accordance with ASC 805 and the Company did not acquire any material assets or assume any material liabilities in connection with the acquisition, excluding intangible assets and goodwill. Refer to Note 6 for further details on intangible assets and goodwill acquired.

The Company is in the process of finalizing the purchase price allocation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

4. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$22,793	$13,928
Work-in-process	2,818	3,032
Finished goods	94,346	84,561
Inventories	$119,957	$101,521

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	June 30, 2023	December 31, 2022
Surgical instruments	4	$185,890	$158,906
Machinery and equipment	7	10,500	9,502
Computer equipment	3	5,150	4,753
Office furniture and equipment	5	5,107	4,760
Leasehold improvements	various	3,772	2,965
Construction in progress	n/a	18,941	15,360
		229,360	196,246
Less: accumulated depreciation and amortization		(109,988)	(94,294)
Property and equipment, net		$119,372	$101,952

Total depreciation expense was $9.8 million and $18.3 million for the three and six months ended June 30, 2023, respectively. Total depreciation expense was $7.5 million and $14.6 million for the three and six months ended June 30, 2022, respectively. Construction in progress includes costs associated with internal-use software. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended June 30, 2023 includes the following (in thousands):

December 31, 2022	$47,367
Additions	24,582
Foreign currency fluctuation	578
June 30, 2023	$72,527

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
June 30, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$103,652	$(19,395)	$84,257
Trademarks and trade names	8	5,513	(1,272)	4,241
Customer relationships	3	14,385	(7,794)	6,591
Distribution network	1	2,413	(2,142)	271
Total amortized intangible assets		125,963	(30,603)	95,360

Software in development	n/a	3,586		3,586
In-process research and development	n/a	6,562		6,562
Total intangible assets		$136,111	$(30,603)	$105,508
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$75,896	$(13,420)	$62,476
Trademarks and trade names	8	5,421	(987)	4,434
Customer relationships	4	14,240	(6,906)	7,334
Distribution network	2	2,413	(2,041)	372
Total amortized intangible assets		97,970	(23,354)	74,616

Software in development	n/a	2,503		2,503
In-process research and development	n/a	5,662		5,662
Total intangible assets		$106,135	$(23,354)	$82,781

During the six months ended June 30, 2023, in connection with the Company's acquisition of the Robotic-enabled Navigation Platform, as further described in Note 3, the Company recorded additions to definite-lived intangible assets and goodwill in the amount of $26.9 million and $24.6 million, respectively. The intangible asset acquired will be amortized on a straight-line basis over a useful life of seven years.

Total amortization expense attributed to intangible assets was $3.9 million and $7.0 million for the three and six months ended June 30, 2023, respectively. Total amortization expense attributed to intangible assets was $2.2 million and $4.4 million for the three and six months ended June 30, 2022, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2023	$8,181
2024	16,258
2025	14,769
2026	14,769
2027	12,897
Thereafter	28,486
$95,360

7. Contract Assets and Contract Liabilities

Contract assets are included within prepaid expenses and other current assets in the condensed consolidated balance sheets. Contract assets relate to contracts with customers for which one or more performance obligations have been completed and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. The opening and closing balances of the Company's contract assets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$1,757	$—

The Company's current and non-current contract liabilities are $13.9 million and $3.6 million, respectively, as of June 30, 2023. The Company's current and non-current contract liabilities were $12.0 million and $3.0 million, respectively, as of December 31, 2022. The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $6.2 million and $11.1 million of revenue from its contract liabilities during the three and six months ended June 30, 2023, respectively, of which $3.0 million and $7.0 million was recognized from the opening contract liabilities balance, respectively. The Company recognized $5.8 million and $10.1 million of revenue from its contract liabilities during the three and six months ended June 30, 2022, respectively, of which $3.3 million and $6.9 million was recognized from the opening contract liabilities balance, respectively. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2022	$15,003
Payments received	13,541
Revenue recognized	(11,118)
Foreign currency fluctuation	105
Balance at June 30, 2023	$17,531

8. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. The Company has the option to draw up to an additional $50.0 million within 18 months of the closing date (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of June 30, 2023, the outstanding balance under the Braidwell Term Loan was $100.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount allocated to the undrawn portion of the loan, which were $1.1 million and $0.5 million, respectively, were recorded to other assets on the condensed consolidated balance sheets. The debt issuance costs and debt discount allocated to the drawn portion of the loan were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of June 30, 2023, debt issuance costs and debt discount allocated to the drawn portion of the loan, net of accumulated amortization, associated with the Braidwell Term Loan were $2.1 million and $0.9 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of June 30, 2023 was 11.0%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of June 30, 2023 was 11.11%. During the three months ended June 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $2.9 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the six months ended June 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $5.6 million, which includes $0.2 million for the amortization of debt issuance costs and $0.1 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The outstanding portion of the Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of June 30, 2023.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of June 30, 2023, the outstanding balance under the Revolving Credit Facility was $43.5 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of June 30, 2023, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.2 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of June 30, 2023 was 8.7%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.3 million and $0.8 million during the three and six months ended June 30, 2023, respectively, which includes approximately $0.1 million for the amortization of debt issuance costs for both periods. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of June 30, 2023, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The outstanding portion of the Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of June 30, 2023.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of June 30, 2023.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million and $2.2 million, which includes $0.5 million and $1.0 million for the amortization of debt issuance costs, during the three and six months ended June 30, 2023, respectively. The Company recognized interest expense on the 2026 Notes of $1.1 million and $2.2 million, which includes $0.5 million and $1.0 million for the amortization of debt issuance costs, during the three and six months ended June 30, 2022, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal	$316,250	$316,250
Unamortized debt issuance costs	(6,303)	(7,290)
Net carrying value	$309,947	$308,960

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

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANEs denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million (€29.5 million). The OCEANEs are unsecured obligations of EOS, rank equally with all other unsecured and unsubordinated obligations of EOS, and pay interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. The OCEANEs matured on May 31, 2023. Interest expense was $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

The outstanding OCEANEs and accrued interest were paid in full on May 31, 2023. As of June 30, 2023, no OCEANEs remained outstanding.

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

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement will be due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of June 30, 2023 was $3.6 million and $1.6 million (€3.3 million and €1.5 million) at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of June 30, 2023 (in thousands):

Remainder of 2023	$1,468
2024	1,753
2025	1,715
2026	317,535
2027	44,067
Thereafter	103,250
Total	469,788
Less: unamortized debt discount and debt issuance costs	(12,240)
Total	457,548
Less: current portion of long-term debt	(2,207)
Long-term debt	$455,341

9. Commitments and Contingencies

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and six months ended June 30, 2023 were immaterial. The Company had an immaterial amount of financing leases as of June 30, 2023, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

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

Future minimum annual lease payments for all operating leases of the Company are as follows as of June 30, 2023 (in thousands):

Remainder of 2023	$2,534
2024	5,125
2025	5,112
2026	5,148
2027	5,137
Thereafter	13,084
Total undiscounted lease payments	36,140
Less: imputed interest	(6,029)
Operating lease liabilities	30,111
Less: current portion of operating lease liabilities	(4,824)
Operating lease liabilities, less current portion	$25,287

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.0	7.7
Weighted-average discount rate	5.5%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rent expense	$1,315	$1,091	$2,559	$2,247
Cash paid for amounts included in measurement of lease liabilities	$1,263	$1,129	$2,450	$2,151

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of June 30, 2023, the remaining minimum purchase commitment required by the Company under the agreement is $15.7 million.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of June 30, 2023, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

10. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales	$16,226	$449	$22,232	$705
Research and development	1,480	1,362	2,797	2,334
Sales, general and administrative	6,488	7,392	15,627	16,348
Total	$24,194	$9,203	$40,656	$19,387

As of June 30, 2023, there was $75.3 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.82 years.

The Company has entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of the Company’s common stock. During the six months ended June 30, 2023, the vesting conditions of certain of these awards were deemed probable. Stock-based compensation associated with these awards is included in cost of sales on the condensed consolidated statement of operation.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 2,921,000 and 4,889,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2023, respectively. The Company issued approximately 1,310,000 and 2,540,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2022, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three and six months ended June 30, 2023, there were approximately 247,000 shares issued under the ESPP. During the three and six months ended June 30, 2022, there were approximately 222,000 shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three and Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	4.54% - 5.41%	0.07% - 1.54%
Expected dividend yield	—	—
Expected term (years)	0.41 - 0.60	0.50
Volatility	40.87% - 62.77%	50.29% - 64.53%

Registered Securities Offering

On April 19, 2023, the Company completed a registered securities offering (the “Offering”) of 4,285,715 shares of the Company’s common stock, $0.0001 par value per share, pursuant to the Underwriting Agreement between the Company and Cowen and Company, LLC, at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by the Company.

Warrants Outstanding

2018 PIPE Warrants

The 2018 common stock warrants (the “2018 PIPE Warrants”) had a five-year life and were exercisable by cash or cashless exercise. During the three months ended June 30, 2023, there were approximately 630,000 cashless warrant exercises. During the six months ended June 30, 2023, there were approximately 6,311,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. During the three months ended June 30, 2022, there were no 2018 PIPE Warrant exercises. During the six months ended June 30, 2022, there were approximately 126,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. As of June 30, 2023, the 2018 PIPE warrants have expired, and no 2018 PIPE warrants remained outstanding.

SafeOp Surgical Merger Warrants

The SafeOp common stock warrants (the “SafeOp Warrants”), had a five-year life and were exercisable by cash or cashless exercise. During the three and six months ended June 30, 2023, there were 778,000 and 937,000 cashless SafeOp Warrant exercises, respectively. During the three and six months ended June 30, 2022, there were approximately 257,000 SafeOp Warrant cashless exercises. As of June 30, 2023, the SafeOp warrants have expired, and no SafeOp warrants remained outstanding.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of June 30, 2023.

Executive Warrants

The Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years. No Executive Warrants have been exercised as of June 30, 2023.

A summary of all outstanding warrants for common stock as of June 30, 2023, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2024
Other(1)	139	$7.41	Various through February 2026
Total	8,226
(1)
Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

11. Business Segment and Geographic Information

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2023	2022	2023	2022	2023	2022
United States	$107,664	$77,884	$207,633	$143,415	$117,774	$99,050
International	9,256	6,267	18,397	11,669	1,598	2,902
Total	$116,920	$84,151	$226,030	$155,084	$119,372	$101,952

12. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(51,377)	$(37,101)	$(94,906)	$(79,717)
Denominator:
Weighted average common shares outstanding	118,719	102,849	114,260	101,422
Net loss per share, basic and diluted:	$(0.43)	$(0.36)	$(0.83)	$(0.79)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2023	2022
Options to purchase common stock and employee stock purchase plan	2,517	3,050
Unvested restricted stock unit awards	7,546	8,822
Warrants to purchase common stock	8,226	17,500
Senior convertible notes	17,246	17,246
Total	35,535	46,618

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

The Company’s effective tax rate from continuing operations was a benefit of 0.10% and 0.04% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate from continuing operations was a benefit of 0.04% and 0.14% for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

14. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and six months ended June 30, 2023, the Company purchased inventory in the amounts of $4.7 million and $8.3 million, respectively, from the Squadron Supplier Affiliate. For the three and six months ended June 30, 2022, the Company purchased inventory in the amounts of $2.4 million and $4.8 million, respectively, from the Squadron Supplier Affiliate. As of June 30, 2023, and December 31, 2022, the Company had $3.9 million and $2.4 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

The Company had a $3.3 million receivable due from an executive officer for the settlement of tax liabilities related to the vesting of restricted stock units as of June 30, 2023. The receivable is included within prepaid expenses and other current assets on the condensed consolidated balance sheets. A corresponding liability is also included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

Overview

We are a medical technology company focused on the design, development, and advancement of technology for better surgical treatment of spinal disorders. Through our wholly owned subsidiaries, Alphatec Spine, Inc., SafeOp Surgical, Inc. and EOS imaging S.A.S., our mission is to revolutionize the approach to spine surgery through clinical distinction. We are focused on developing new approaches that integrate seamlessly with our expanding Alpha InformatiX™ product platform to better inform surgery and to achieve the goal of spine surgery more predictably and reproducibly. We have a broad product portfolio designed to address the spine’s various pathologies. Our ultimate vision is to be the standard bearer in spine.

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

Recent Developments

Asset Purchase Agreement

On April 19, 2023, we entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby we acquired certain assets, liabilities, employees, and contracts in connection with the Sellers’ navigation-enabled robotics platform (the “Navigation-enabled Robotics Platform”). As consideration for the purchase of the Navigation-enabled Robotics Platform, we paid the Sellers cash consideration of $55.0 million.

Underwritten Offering

On April 19, 2023, we completed a registered securities offering (the “Offering”) of 4,285,715 shares of our common stock, $0.0001 par value per share, at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by us. We expect to use the net proceeds from the Offering to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development, as well as costs related to the purchase and post-closing integration of the Navigation-enabled Robotics Platform and research and development activities related to the Navigation-enabled Robotics Platform.

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

Amortization of acquired intangible assets. Amortization of acquired intangible assets consists of intangible assets acquired in business combinations and asset acquisitions.

Transaction-related expenses. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of the Robotics-enabled Navigation Platform.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2023, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2023	2022	$	%	2023	2022	$	%
Revenue:
Revenue from products and services	$116,920	$84,151	$32,769	39%	$226,030	$155,069	$70,961	46%
Revenue from international supply agreement	—	—	—	—	—	15	(15)	(100)%
Total revenue	$116,920	$84,151	$32,769	39%	$226,030	$155,084	$70,946	46%

Revenue from products and services increased $32.8 million, or 39%, and $71.0 million, or 46%, during the three and six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2023	2022	$	%	2023	2022	$	%
Cost of sales	$52,379	$28,675	$23,704	83%	$91,064	$50,392	$40,672	81%

Cost of sales increased $23.7 million, or 83%, and $40.7 million, or 81%, during the three and six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in product volume and an increase in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. During the six months ended June 30, 2023, the vesting conditions of certain of these amended awards were deemed probable, resulting in an increase in stock-based compensation for the period.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$14,571	$10,596	$3,975	38%	$27,831	$20,318	$7,513	37%
Sales, general and administrative	87,287	72,668	14,619	20%	178,549	142,139	36,410	26%
Litigation-related expenses	6,908	5,495	1,413	26%	10,100	13,027	(2,927)	(22)%
Amortization of acquired intangible assets	3,705	2,177	1,528	70%	6,588	4,407	2,181	49%
Transaction-related expenses	1,900	—	1,900	100%	1,900	120	1,780	1,483%
Restructuring expenses	29	289	(260)	(90)%	204	1,659	(1,455)	(88)%
Total operating expenses	$114,400	$91,225	$23,175	25%	$225,172	$181,670	$43,502	24%

Research and development expenses. Research and development expenses increased $4.0 million, or 38%, and $7.5 million, or 37%, for the three and six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $14.6 million, or 20%, and $36.4 million, or 26%, during the three and six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we continued to increase our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses increased by $1.4 million, or 26%, for the three months ended June 30, 2023, compared to the same period in 2022. The increase was primarily related to an increase in legal fees associated with ongoing litigation matters. Litigation expenses decreased $2.9 million, or 22%, during the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily related to a decrease in legal fees associated with our previously settled litigation matters.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to in-process research and development assets placed in service in addition to amortization of intangible assets acquired during the three months ended June 30, 2023.

Transaction-related expenses. The increase in transaction-related expenses for the three and six months ended June 30, 2023, is primarily due to the closing of the Navigation-enabled Robotics Platform acquisition.

Restructuring expenses. The decrease in restructuring expenses for the three and six months ended June 30, 2023, is due to cost rationalization efforts that were completed during the six months ended June 30, 2022.

Total interest and other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2023	2022	$	%	2023	2022	$	%
Interest expense and other income, net:
Interest expense, net	$(3,892)	$(1,435)	$(2,457)	171%	$(7,766)	$(2,891)	$(4,875)	169%
Other income, net	2,324	67	2,257	3,369%	3,030	37	2,993	8,089%
Total interest expense and other income, net	$(1,568)	$(1,368)	$(200)	15%	$(4,736)	$(2,854)	$(1,882)	66%

The increase in interest expense, net for the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily due to higher interest rates related to our Revolving Credit Facility and Braidwell Term Loan.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2023	2022	$	%	2023	2022	$	%
Income tax provision (benefit)	$(50)	$(16)	$(34)	213%	$(36)	$(115)	$79	(69)%

The change in the income tax provision for the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily related to the recognition of income taxes in several jurisdictions.

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

We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. We are and may become involved in various legal proceedings arising from our business activities. While we have no material, undisclosed accruals for pending litigation or claims, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events because litigation is inherently unpredictable, and unfavorable resolutions could occur. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We have disclosed all material accruals for pending litigation or investigations in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash and cash equivalents were $101.0 million and $84.7 million at June 30, 2023, and December 31, 2022, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash (used in) provided by:
Operating activities	$(36,196)	$(52,042)
Investing activities	(92,379)	(27,817)
Financing activities	145,023	771
Effect of exchange rate changes on cash	(124)	(690)
Net increase (decrease) in cash and cash equivalents	$16,324	$(79,778)

Operating Activities

We used cash of $36.2 million from operating activities for the six months ended June 30, 2023, which is primarily related to inventory purchases to support the commercial launch of new products and the growth of our business, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $92.4 million in investing activities for the six months ended June 30, 2023, which is primarily related to the acquisition of the Navigation-enabled Robotics Platform and the purchase of surgical instruments to support the commercial launch of new products and the growth of our business.

Financing Activities

Financing activities provided $145.0 million of cash for the six months ended June 30, 2023, which is primarily related to proceeds from the Braidwell Term Loan and the Offering described above, offset by payment of outstanding OCEANEs.

Debt and Commitments

As of June 30, 2023, we had $100.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of June 30, 2023, we had $43.5 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of June 30, 2023, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of June 30, 2023, we had $5.2 million (€4.8 million) in other debts that are due in monthly and quarterly installments through maturity in 2027.

As of June 30, 2023, we have made $55.6 million in Orthotec settlement payments and we have an outstanding balance of $1.9 million in Orthotec settlement payments (including imputed interest) to be paid by us.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of June 30, 2023, the remaining minimum purchase commitment under the agreement was $15.7 million.

Contractual obligations and commercial commitments

As of June 30, 2023, with the exception of the outstanding balance under the Braidwell Term Loan discussed above, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Adopted and Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2023, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2022, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2023. Based on such evaluation, our management has concluded that as of June 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We are in the process of implementing a new enterprise resource planning (“ERP”) system that affects many of our financial processes and is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. There have been no changes to our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, refer to Note 9 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we issued unregistered equity securities as described below:

On April 1, 2023, we issued 648 restricted shares of our common stock with a grant date fair values of $15.60 based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to us.

On May 1, 2023, we issued 2,000 restricted shares of our common stock with a grant date fair values of $14.74 based on the market price of common stock on grant dates, to an independent sales agent for distribution and related services rendered to us.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5. Other Information

On May 23, 2023, Evan Bakst, a Director of the Company, entered into a written plan for the sale of an aggregate 8,700 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than September 15, 2023.

On June 13, 2023, Patrick S. Miles, the Company's Chief Executive Officer, entered into a written plan for the sale of an aggregate 359,375 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than June 13, 2024.

On June 14, 2023, J. Todd Koning, the Company's Chief Financial Officer, entered into a written plan for the sale of an aggregate 92,832 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than June 14, 2024.

Item 6. Exhibits

Exhibit	Number Exhibit Description
10.1	Third Amendment to the Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan(1)

10.2	Fifth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan(2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2023.

(2) Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 15, 2023.

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

Date: August 3, 2023