Form 10-K
period 2023-12-31
Alphatec Holdings, Inc.
filed 2024-02-27
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2023), was approximately $1.6 billion.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 19, 2024 was 137,979,126.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York, United States

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2023

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” "ATEC," “Alphatec Holdings” and “Alphatec” mean Alphatec Holdings, Inc., our subsidiaries and their subsidiaries. “Alphatec Spine” refers to our wholly-owned operating subsidiary Alphatec Spine, Inc. “SafeOp” refers to our wholly owned operating subsidiary SafeOp Surgical, Inc. “EOS” refers to our wholly owned operating subsidiary EOS imaging S.A.S.

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
•
our ability to successfully incorporate Valence into our business;
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

Item 1. Business

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep, collective industry know-how, we aim to revolutionize the approach to spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding Alpha InformatiX™ ("AIX") product platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies, and are perpetually innovating to accomplish our ultimate vision, which is to be the standard bearer in spine.

Total revenue was $482.3 million for the year ended December 31, 2023, representing an increase of $131.4 million, or 37% compared to $350.9 million for the year ended December 31, 2022. We believe our future success will continue to be fueled by increasing adoption of the new and existing integrated technologies that distinguish our approach-specific procedures. We feel that ATEC is well-positioned to continue to capitalize on spine market dynamics.

Background

The year 2018 marked the beginning of a business transformation that replaced 100% of our executive team, 92% of our Board of Directors, and 96% of the remaining team with experienced professionals, infusing industry-leading spine know-how throughout our organization. Efforts that year founded the ATEC Organic Innovation Machine™, in-house product design, development and testing capabilities that harnessed the team’s collective spine expertise to create clinical distinction.

From 2019 through 2021, we focused on building a foundation capable of supporting the organization as we scale. We invested in new headquarters to substantially increase surgeon and sales training capacity and opened a distribution facility in Memphis, Tennessee, to ensure predictable and expedient surgical support as our footprint expands. We developed and released several key elements of our approach-based portfolio, including a comprehensive posterior fixation system and approach-specific IdentiTi™ porous titanium implants. We also acquired and integrated SafeOp™, technology that integrates uniquely with our approaches to provide information about both the location and the health of nerves intra-operatively. SafeOp became the informational foundation of the Prone TransPsoas (“PTP”) approach, which we developed and launched in 2020 to advance first-generation lateral spine surgery. We also acquired EOS®, technology that enables full-body, calibrated, 3D images that integrate throughout the span of patient spine care to influence procedure planning and improve and quantify the understanding of global alignment. As we execute our vision for EOS, we believe it will set new standards for spine care.

From 2022 to 2023, the momentum of PTP™ was robust, as both lateral-experienced and surgeons new to lateral surgery adopted the approach. We applied learnings from PTP to develop and introduce the Lateral TransPsoas ("LTP") and Midline ALIF approaches. Like PTP, the approaches were built from the ground up and integrated with SafeOp, and are designed to enable single-position surgery for the most commonly treated levels in spine. We believe that our lateral franchise boasts unparalleled optionality, the capacity to address the clinical requirements for every pathology and surgeon preference regardless of patient position. The lateral sophistication that we have created is earning surgeons’ confidence and loyalty, and that is fueling portfolio-wide utilization of even our most conventional procedures.

The application of our team’s deep spine know-how, coupled with a willingness to invest holistically in each of the technologies integrated into all of ATEC’s procedural approaches continues to increasingly compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion, which has delivered an approximately 40% revenue compound annual growth rate since our transformation commenced in 2018.

Recent Developments

Public Offering

On October 27, 2023, we completed an underwritten public offering (the “Public Offering”) of 14,300,000 shares of our common stock at a price of $10.50 per share. In connection with the Public Offering, we granted the underwriters a 30-day option (the "Green-Shoe") to purchase additional shares of common stock in the offering at the public offering price, less underwriting discounts and commissions. The net proceeds from the Public Offering and Green-Shoe, were approximately $145.8 million, including the underwriting discounts and commissions and offering expenses paid by us. We expect to use the net proceeds from the Public Offering to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development.

Asset Purchase Agreement

On April 19, 2023, we entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby we acquired certain assets, liabilities, employees, and contracts related to the Sellers’ navigation-enabled robotics platform ("Valence"). We paid the Sellers cash consideration of $55.0 million for the purchase of Valence.

Underwritten Offering

On April 19, 2023, we completed a registered securities offering (the “Offering”) of 4,285,715 shares of our common stock at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by us. We used a portion of the net proceeds of the offering to fund the purchase of Valence. We expect to use the remaining proceeds to fund the costs related to the post-closing integration and research and development activities related to Valence, as well as to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development.

Term Loan

On January 6, 2023, we entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provided for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, we drew the additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%.

Strategy

Our vision is to be the standard bearer in spine. By creating clinically distinct solutions that improve surgical outcomes, we believe that we are positioned to continue to earn share of the U.S. spine market, becoming the partner of choice for spine surgeons, hospitals, healthcare systems, and payors.

To achieve our vision and unlock long-term value, we have, and will continue to prioritize the following three key strategic initiatives:

1. Create Clinical Distinction

Clinical distinction is paramount to our value creation strategy. We are committed to continuing to invest in the development, launch, and promotion of approaches and technologies intended to revolutionize spine surgery. We have developed, and continue to seek to develop, next-generation surgical approaches that advance spine care with seamlessly integrated access systems, implants, positioners, biologics and enabling technologies, each specifically designed to beget objective decision-making and to more successfully address the core spine pathologies.

During the year ended December 31, 2023, we continued to champion adoption of our lateral franchise, including both PTP and LTP, and launched Calibrate LTX™, a lateral expandable interbody implant system. We also continued to foster development of Alpha InformatiX, a workflow-integrated informatic ecosystem being designed to automatically and objectively inform spine patient care before, during and after surgery. A foundation of that ecosystem, the EOS imaging system, drove revenue growth of over 20%, while significant progress was made on initiatives intended to materially advance the system’s capabilities. We also acquired a robotic-enabled navigation system, branded "Valence", which is currently being developed to integrate into our lateral procedural workflow.

With the expansion and increasing capabilities of our product portfolio, we continue to drive year-over-year growth in the number of product categories used per surgery, surgical volume, and average revenue per surgery. Aggregate product categories used per surgery expanded to 2.4 for the full-year 2023, compared to 2.2 in the prior year. For the full year 2023, surgical volume grew 31% and average revenue per surgery expanded 7% compared to 2022.

Looking to 2024 and beyond, we intend to continue to pioneer spine innovation that improves surgical outcomes. As such, we expect continued growth in the number of products sold into each surgery, surgical volume and revenue per surgery.

2. Compel Surgeon Adoption

An integral part of our strategy is to compel surgeon adoption with the clinical distinction that we have, and will continue to introduce. Central to inspiring surgeon interest in our approaches is the “ATEC Experience,” an outcomes-based educational program for visiting surgeons facilitated at our headquarters in Carlsbad, California. The program provides an interactive learning environment tailored to surgeon needs through both a peer-to-peer and subject matter expert approach. We leverage our state-of-the-art, 7-station cadaveric lab to enable visiting surgeons to gain deep practical experience with our procedural solutions and educate participants on our role in shaping innovation.

The surgeon relationships we are creating through that educational program continue to fuel strong growth. Over 500 new and existing surgeons participated in the ATEC Experience in 2023, driving 27% growth in our surgeon user base. Over time, we cultivate the relationships created, partnering with each surgeon in an increasing number of surgeries and fostering training to inspire partnership in increasingly complex surgeries. We seek to gradually expand utilization and position us well for sustained long-term growth.

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

With our acquisition of EOS, we aligned EOS’ U.S.-based capital sales team with our regional sales teams and leadership. The EOS sales team focuses on hospital administrators, with the benefits of leads generated by our sales team and enhanced service support.

In 2023, we continued to enhance the expertise within our Memphis distribution facility. With expedient, flexible access to nearby distribution centers, we believe the facility will foster centralized, predictable surgical support as we grow.

We are also in the nascent stages of building an international footprint. Beginning in 2022, we partnered with surgeons to treat our first patients in Australia and New Zealand. Looking forward, we intend to focus our international investments in economically attractive markets with strong surgeon influence and reasonable regulatory pathways where we believe we can build a direct sales team that mirrors the sophistication of our U.S. network.

Spine Anatomy

The spine is the core of the human skeleton, providing important structural support and alignment while remaining flexible to allow movement. A column of 33 vertebrae, it protects the spinal cord and provides the main support for the body. Each bony segment of the spine is referred to as a vertebra (two or more are called vertebrae). The spine has five regions containing groups of similar bones, listed from top to bottom: seven cervical vertebrae in the neck, twelve thoracic vertebrae in the mid-back (each attached to a rib), five lumbar vertebrae in the lower back, five sacral vertebrae fused together to form one bone called the sacrum, which sits in the pelvis, and four coccygeal bones fused together that form the tailbone. At the front of each vertebra is a block of bone called the vertebral body. Vertebrae are stacked on top of each other and separated from each other through a cushioning intervertebral disc in the front, and bony joints in the back, which create the stability and mobility needed for sitting, standing, and walking. Strong muscles and bones, flexible tendons and ligaments, and sensitive nerves contribute to a healthy spine.

Pain can be caused when any of the spine’s structures is affected by strain, injury, or disease, and spine surgery seeks to alleviate that pain. While the spine has been surgically intervened upon for decades, research demonstrates that surgical outcomes in spine are generally inferior to surgical outcomes delivered by most other orthopedic specialties, particularly in terms of durability, predictability and reproducibility. ATEC’s procedural offerings are designed to treat the various spine pathologies by better achieving the three goals of surgery including: (1) decompression, (2) stabilization, and (3) alignment. We believe there is vast opportunity to create value by innovating to improve surgical outcomes in spine.

The Alphatec Solution

Our mission to improve outcomes by revolutionizing spine surgery affords a differentiated procedural investment thesis. Unlike most of our peers, we take a holistic approach to the approaches that we bring to market, investing not just in the highest dollar components of the approach, but in each of the technologies that integrate to enhance the clinical predictability and reproducibility of an approach. Our procedures seamlessly incorporate technology engendered by that thesis, including an expanding informatic ecosystem designed to automatically and objectively inform spine patient care before, during and after surgery, as well as approach-specific, ergonomic patient positioning and surgical access technology.

Our principal offerings include comprehensive approaches designed and developed to specifically meet the requirements of the various spine approaches that treat conditions ranging from degenerative disc disease to complex deformity and trauma. Depending on the approach, our solutions may comprise pre-, intra-, and post-operative information, positioners, access systems, interbody implants, fixation systems, and various biologics offerings; all designed to more reproducibly and predictably improve patient outcomes.

Our flagship approach, PTP, was designed and released in 2020 by the team that created the first-generation lateral approach for spinal fusion to directly address the known challenges that limited earlier adoption of the technique. Engineered to leverage the benefits achieved by lateral spinal fusion procedures, such as reduced blood loss, shorter hospital stays, and quicker recovery times, PTP safely treats a wide range of patient pathologies.

Compared to a standard lateral procedure, the PTP approach positions the patient in a prone (face down) position, allowing simultaneous access to the spine laterally (from the side) and posteriorly (from the back), all while in a position that is more familiar to surgeons and offering a more streamlined, more orthogonal approach. Single-position lateral surgery in the prone position minimizes unnecessary patient repositioning, enhances time efficiencies, provides surgeons with increased optionality, and achieves spinal alignment objectives more reproducibly.

The PTP approach is enabled through a combination of purposefully developed technologies that address the unique challenges of approaching the spine laterally while prone. One such challenge, and probably the greatest limit to earlier adoption of lateral approaches overall, is the need to safely and predictably navigate across the lumbar plexus, an essential collection of nerves, to access the lumbar spine during surgery. Key to our PTP approach is the integration of SafeOp Advanced Neuromonitoring, a proprietary technology that couples automated electromyographic (“EMG”) and somatosensory evoked potential (“SSEP”) monitoring. SafeOp technology, as a result, is designed to uniquely beget real-time, surgeon-directed intra-operative information about both the location and the health of the patient’s nerves, enhancing the predictability and reproducibility of lateral approach outcomes.

Our Technology

Alpha InformatiX

Designed to provide actionable information that controls clinical variables in spine care, our AIX™ product platform comprises our EOS imaging system and VEA™ alignment mobile application, our SafeOp Neural InformatiX System and Valence. While some AIX applications are commercially available, significant development is underway to integrate and interconnect these technologies and bring unprecedented functionalities to market in 2024 and beyond.

Our EOS imaging system is designed to provide unbiased, high-quality, and calibrated full-body imaging that enables a 3D model of patients’ skeletal systems and to provide valuable diagnostic and surgical planning capabilities. The integration of our approach-specific solutions into EOS’ 3D surgical planning platform is expected to better inform surgery and enhance the predictability of outcomes. Development is expected to allow surgeons to more effectively and efficiently assess patients’ full-body alignment, assess level-specific bone quality, establish surgical objectives, bend patient-specific rods pre-operatively, reconcile to surgical objectives intra-operatively, and determine whether surgical objectives were met post-operatively. Ultimately, we believe the standardized images uniquely made possible by EOS pre-, intra-, and post-operatively can be the foundation for predictive care in spine.

Our SafeOp Neural InformatiX System was the first advanced technology to launch from the AIX product platform. SafeOp is a patented technology that automates both EMG and SSEP monitoring. As a result, the system can provide surgeons with objective, real-time, and actionable information about both nerve location and nerve health intra-operatively on a small, easy-to-use tablet platform. Integration of the information with our advanced access, implant, and fixation technologies equips surgeons with procedural solutions designed to enhance safety, efficiency, and reproducibility. The VEA mobile alignment application is designed to leverage EOS technology to more quickly quantify alignment parameters on a mobile device. Further development is aimed at enabling broad EOS image access for the integration of intraoperative solutions.

Valence was acquired in 2023. An intra-operative system developed by spine experts with deep navigation and robotics know-how, Valence integrates navigation and robotics into spine procedures utilizing either a 3D imaging scan or 2D fluoroscopic images of the patient. Utilizing a small, table-mounted navigation system, a robotic arm guides instrumentation and implants to a pre-determined destination during surgery. While we achieved regulatory clearance to place Invictus® screws through the system late in 2023, we are seeking to further develop and commercialize our vision for Valence, which we expect to integrate the navigation and robotics into our lateral procedures to improve surgical predictability, reduce radiation exposure, and enhance intra-operative precision.

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

Invictus is our next-generation comprehensive spinal fixation solution, designed to treat the range of pathologies, with intraoperative adaptability and surgical predictability through an open, minimally invasive, or hybrid approach. The sophistication of the Invictus Posterior Fixation System continues to expand. The commercial release of Invictus OCT in early 2021 extended the system’s proficiencies to include the occiput and cervical spine, creating a single system capable of addressing the entire spine from occiput to ilium with familiar and consistent instrument design, simplified screw insertion, and intraoperative adaptability. The launch of Invictus OsseoScrew® later in 2021 advanced the system with the first and only expandable screw commercially available in the U.S. OsseoScrew has been designed to optimize fixation and address fixation failure in compromised bone.

Biologics

We have a variety of biologics designed to facilitate the process of spinal fusion. Our biologics offerings consist of several allograft (donated human tissue) options, including 3D ProFuse™ Osteoconductive Bioscaffold, and a family of AlphaGRAFT® products. 3D ProFuse Osteoconductive Bioscaffold is highly compressible when hydrated, allowing for ease of handling and better endplate-to-endplate contact. Our AlphaGRAFT Demineralized Bone Matrix (“DBM”) consists of demineralized human tissue that is available in gel, putty, and fiber forms. AlphaGRAFT DBM Fibers combine the regenerative capacity of interconnected fibers with the maximum availability of growth factors endogenous to bone. Composed of 100% demineralized fibers, AlphaGRAFT DBM Fibers offer moldable, cohesive handling characteristics. AlphaGRAFT Cellular Bone Matrix (“CBM”) is a growth factor-enriched cellular bone matrix that exhibits the angiogenic, osteoinductive, and mitogenic growth factors necessary for bone growth. AlphaGRAFT CBM may be delivered in granular, fiber, or structural form. We also offer BioCORE™ Moldable Bioactive Graft which is a synthetic mineral-collagen composite matrix that can be molded to fit the bone defect. Our Amnioshield® Amniotic Tissue Barrier is an allograft for spinal surgical barrier applications. The composite amniotic membrane is intended to act as a biological barrier and provide an excellent dissection plane.

Products and Technologies Under Development

Internally Developed Products and Technologies

We are expanding our portfolio of products and technologies to enhance clinical outcomes across multiple pathologies, regardless of a surgeon’s preferred surgical approach. We expect to launch 8-10 new products during 2024.

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

We evaluate and select our independent sales agent partners and sales employees based upon their expertise in selling spinal devices, reputation within the surgeon community, geographical coverage, and established sales network.

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
•
ease of use, quality, and reliability of product portfolio;
•
effective and efficient sales, marketing, and distribution;
•
quality service and an educated and knowledgeable sales network;
•
technical leadership and superiority;
•
surgeon services, such as training and education;
•
responsiveness to the needs of surgeons;
•
acceptance by spine surgeons;
•
product price and qualification for reimbursement; and
•
speed to market.

Both our currently marketed products and any future products we commercialize are subject to intense competition. We believe that our most significant competitors are Medtronic (Sofamor Danek), Johnson & Johnson (DePuy Spine), Stryker, Zimmer Biomet, Globus Medical, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians and greater experience in developing, launching, marketing, distributing, and selling spinal implant products.

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

Patents. As of December 31, 2023, we and our affiliates owned, or we exclusively owned 156 issued U.S. patents, 42 pending U.S. patent applications and 257 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is issued. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Trademarks. As of December 31, 2023, we and our affiliates owned 30 registered U.S. trademarks and 26 registered trademarks outside of the U.S.

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

Government Regulation—Medical Devices

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval of a premarket approval application (“PMA”). The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with the use of the device and the extent of manufacturer and regulatory controls deemed to be necessary by the FDA to reasonably ensure their safety and effectiveness.

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

If the FDA determines that the device is not “substantially equivalent” to a predicate device following submission and review of a 510(k) premarket notification, or if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk, the device sponsor may either pursue a PMA or seek reclassification of the device through the de novo process. Our current products on the market in the U.S. include Class II spinal implants, instruments, neuromonitoring systems, robotic navigation systems, x-ray imaging systems and software as a medical device (SaMD) marketed under 510(k) premarket clearance, as well as Class I 510(k) exempt spinal instruments and devices.

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

The FDA began to consider proposals to reform its 510(k) marketing clearance process in 2011, and such proposals could include increased requirements for clinical data and a longer review period. Specifically, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Further, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of devices and spur innovation but its ultimate implementation is unclear.

Premarket Approval Pathway. Class III devices require PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, extensive technical information regarding device design and development, preclinical and clinical trials, manufacturing, and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of the PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with QSR. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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
•
withdrawals of 510(k) clearances or PMAs that have already been granted;
•
refusal to grant 510(k) clearance or PMAs of new products; and/or
•
criminal prosecution.

Our facilities, records and manufacturing processes are subject to periodic announced and unannounced inspections by the FDA to evaluate compliance with applicable regulatory requirements.

Regulation of Human Cells, Tissues, and Cellular and Tissue-based Products. Certain products are regulated as human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, or Good Tissue Practice, when processing, storing, labeling, and distributing HCT/Ps, including required labeling information, stringent record keeping, and adverse event reporting, among other applicable requirements and laws. If the HCT/P is minimally manipulated, is intended for homologous use only and meets other requirements, the HCT/P will not require 510(k) clearance, PMA, a Biologics License Application, or other premarket authorization from the FDA before marketing.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. For example, the definition of “remuneration” has been broadly interpreted to include anything of value, including, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, among other things, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act (collectively referred to as “ACA”), amended the intent requirement of the federal Anti-Kickback Statute. Pursuant to the ACA, a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it. Furthermore, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

We have entered into various agreements with certain surgeons that perform services for us, including some who make clinical decisions to use our products. Some of our referring surgeons own our stock, which they may have received from us as consideration for services performed. We frequently review these arrangements to determine whether they are in compliance with applicable laws and regulations. In addition, physician-owned distribution companies (“PODs”) have become decreasingly involved in the sale and distribution of medical devices, including products for the surgical treatment of spine disorders. In many cases, these distribution companies enter into arrangements with hospitals that bill Medicare or Medicaid for the furnishing of medical services, and the physician-owners are among the physicians who refer patients to the hospitals for surgery. On March 26, 2013, the OIG issued a Special Fraud Alert entitled “Physician-Owned Entities, in which the OIG concluded, among other things, that PODs are “inherently suspect under the anti-kickback statute” and that PODs present “substantial fraud and abuse risk and pose dangers of patient safety.” Since 2013, the OIG has further increased its scrutiny of PODs and the Department of Justice has brought several high-profile cases against physician owners.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false or fraudulent claim to, or the knowing use of false statements to obtain payment from, the federal government. Private suits filed under the False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $13,964 and $27,894 for each separate false claim and may be subject to exclusion from Medicare, Medicaid, and other federal healthcare programs. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Human Capital

As of December 31, 2023, we had 839 employees worldwide. Approximately 675 employees were located in the U.S. and 164 employees were located outside of the U.S. Of our U.S. employees, 428 were based in our Carlsbad, California headquarters, covering all of the following functional areas: sales, customer service, marketing, clinical education, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology, and administration.

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

To attract and retain employees, we offer competitive, performance-based compensation and benefits, opportunities for discounted equity ownership, employee recognition programs, career development opportunities, and access to continual growth through in-house live trainings, as well as support and reimbursement for external trainings and educational programs. In addition, to further expand employee enrichment and engagement, we periodically survey our employees regarding their satisfaction levels. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. We completed a survey in December 2023, in which over 88% of respondents indicated a willingness to recommend the Company to friends and family as a desirable place to work. High employee satisfaction is also reflected in our high employee engagement and low undesired turnover, which was approximately 3.7% for 2023.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 41% and 42% our net sales for the years ended December 31, 2023 and 2022, respectively, and are expected to continue to be significant in the future. A decline in sales of these systems for any reason would have a significant adverse impact on our business, financial condition and results of operations. We rely on third-party licenses related to our polyaxial pedicle screw systems in order to use various proprietary technologies that are material to these systems, including the enforceability of the intellectual property rights in such technologies. Certain of our licenses may be terminated upon specific conditions. Our rights under each of the licenses are subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of royalties and other fees. Because of the complexity of our product and the patents we have licensed, determining the scope of the license and related obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. Any action that would prevent us from manufacturing, marketing and selling these systems or increase the costs associated with these systems would have a significant adverse effect on our business, financial condition and results of operations.

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

We may fail to realize the anticipated benefits of the Valence Transaction, as defined below.

The success of our acquisition of Valence (the "Valence Transaction") will depend on, among other things, our ability to incorporate Valence into our business in a manner that enhances our value proposition to clients and facilitates other growth opportunities. If we are unable to successfully achieve these objectives, the anticipated benefits of the Valence Transaction may not be realized fully, if at all, or may take longer to realize than expected. Additionally, management may face challenges in incorporating certain elements and functions of Valence with our business, and this process may result in additional and unforeseen expenses. The integration of Valence Transaction may also disrupt our ongoing business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with third party partners, employees, suppliers, customers and others with whom we or the business related to Valence have business or other dealings or limit our ability to achieve the anticipated benefits of the Valance Transaction. If we are unable to successfully integrate Valence into our existing business in an efficient, effective and timely manner, anticipated benefits, including the opportunities for expected growth from the Valence Transaction, may not be realized fully, if at all, or may take longer to realize than expected, and our cash flow and financial condition may be negatively affected.

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
•
the HITECH, which impose restrictions on uses and disclosures of protected health information and civil and criminal penalties for non-compliance and require the reporting of breaches to affected individuals, the government and in some cases the media in the event of a violation; and
•
a variety of state-imposed privacy and data security laws which require the protection of personal information beyond health information and which require reporting to state officials in the event of breach or violation and which impose both civil and criminal penalties.

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

Our business is dependent upon the effective operation of our information systems, software, or information security practices and those of our business partners or third-party service providers. Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

We utilize many information systems and other software that are critical to our business, some of which are managed by third parties. We regularly use these information systems or software to collect and store sensitive data, including legally protected patient health and personally identifiable information, intellectual property information, and proprietary business information. We may be unable to maintain or improve our information systems and software or experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems or incur substantial expenditures or interruptions in operations in connection with system improvements or implementations. The failure of our information systems or software or those of our business partners or third-party service providers to perform properly could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Any such security incidents could compromise our networks and the information stored there could be accessed by unauthorized parties, disclosed, lost or stolen. Any such security incidents could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or disclosure could also interrupt our operations and result in damage to our reputation, each of which could adversely affect our business. As a result of new SEC rules and regulations, we are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule. Additionally, our insurance policies may not be adequate to compensate us for the potential damages arising from any such disruption, failure or security breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

At December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $221.0 million, accounts receivable, net, cash from operations and available borrowings under our revolving credit facility with entities affiliated with MidCap Financial Trust ("Revolving Credit Facility"). We believe that our current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months subsequent to the date the consolidated financial statements are issued. If needed, we will seek additional funds from public and private equity or debt financings, borrowings under the Revolving Credit Facility, new debt facilities or other sources to fund our projected operating requirements. Our capital requirements will depend on many factors, including:

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

The loan agreements we entered into in connection with our Revolving Credit Facility and the Braidwell Term Loan as well as the indenture governing our outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") contain certain affirmative, operating or financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the applicable loan agreement or indenture, which could result in an increase the applicable interest rate or all amounts borrowed under the applicable debt instrument, together with accrued interest and other fees, to become due and payable or, with respect to our Revolving Credit Facility, could result in MidCap refusing to make further extensions of credit to it. If our indebtedness under the Revolving Credit Facility, the Braidwell Term Loan or the 2026 Notes were to be accelerated, if the amount of interest owing under such debt or, in the case of the Revolving Credit Facility, if MidCap refuses to make further extensions of credit to us, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, in the case of the Revolving Credit Facility and Braidwell Term Loan, the lender would also have the right to proceed against the collateral, including substantially all of our assets, granted to secure the indebtedness under the debt obligation. If the applicable lender proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.

We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.

We have typically incurred net losses since our inception. As of December 31, 2023, we had an accumulated deficit of $1.1 billion. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of our products and equity and debt financings. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

A significant economic downturn or volatility in the economy in any market in which we operate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

As a result of our domestic and global business operations, our revenues are impacted by changes in domestic and global macroeconomic conditions. A weakening of economic conditions, including from a worsening of the ongoing labor shortage or rising in inflation, could lead to increased costs to our business and reductions in demand for our products. Weakened economic conditions or a recession could reduce the amounts that customers are willing or able to spend on our products. Furthermore, a high percentage of our expenses, including those related to inventory, capital investments, and operating costs are generally fixed in nature in the short term. If we are not able to timely and appropriately adapt to changes resulting from a weak or uncertain economic environment, our business, financial condition, results of operations and cash flows could be adversely impacted.

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
•
successful integration of newly acquired businesses, technology and personnel into our business operations;
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

Based on shares outstanding at February 19, 2024, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying, deferring or preventing our change in control, causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders, or reducing our public float held by non-affiliates.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the need to maintain the security and confidentiality of personal information, protected health information, and other confidential data that we collect and use in connection with our business, and the importance of assessing, identifying, and managing various cybersecurity risks that may impact our business. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on various cybersecurity frameworks, most prominently the Health Information Trust Alliance (“HITRUST”) Common Security Framework, and Service Organization Controls (“SOC”) 2, developed by the American Institute of CPAs. In 2023, our cybersecurity systems and services issued a SOC 2 Type 1 report for the design of our security processes. We use this cybersecurity framework and information security controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program includes annual review and assessment by external, independent third parties, who certify and report on these programs.

As part of our enterprise risk management process, we assess the various cybersecurity risks that may impact our business and implement plans and initiatives that are intended to mitigate those risks.

Our information security program includes: (i) risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, software, and services; (ii) an information security team principally responsible for managing our (1) information security risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents; (iii) risk assessments and security tests, conducted internally and by external security and risk audit providers, as appropriate; (iv) new-hire and annual cybersecurity awareness training of our employees; (v) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and (vi) third-party risk assessment procedures to review material third-party vendors and applications for information security.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight over our information security and technology risks, including our information security, cybersecurity and related risk management programs. The Audit Committee oversees management’s implementation of our information security program and receives periodic reports from management on our material cybersecurity risks. Additionally, management updates the Audit Committee, as necessary, regarding material cybersecurity incidents. The full Board receives quarterly updates from management on our information security program.

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. To support data security, we have established an integrated risk management framework with practices that are derived from industry standards, including ISO 27001, HITRUST Common Security Framework (CSF) 11.2 certification, the NIST Cybersecurity Framework, and data privacy regulations, including HIPAA and the General Data Protection Regulation. The data security controls from these standards and regulations are evaluated for our risk management framework based on the needs of our business and our clients, the nature of our industry, and applicable regulations.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

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

Stockholders

As of February 19, 2024, there were approximately 381 holders of record of an aggregate 137,979,126 outstanding shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2023, the Company issued unregistered equity securities as described below:

On October 2, 2023 and November 14, 2023, the Company issued 625 and 1,250 restricted shares of the Company’s common stock with a grant date fair values of $12.58 and $9.94, respectively, based on the market price of common stock on the respective grant dates, to an independent sales agent for distribution and related services rendered to the Company.

On October 2, 2023, the Company issued 795 restricted shares of the Company’s common stock with a grant date fair values of $12.58 based on the market price of common stock on the grant date, to an independent sales agent for distribution and related services rendered to the Company.

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

There were no repurchases of common stock during the year ended December 31, 2023.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of two indices: (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Medical Equipment Index over the five-year period ending December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ALPHATEC HOLDINGS, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$700
$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
Alphatec Holdings, Inc
- Nasdaq Medical Equipment
Nasdaq Composite Index

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. A discussion regarding our financial condition and results of operations for 2023 compared to 2022 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2022 compared to 2021, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep, collective industry know-how, we aim to revolutionize the approach to spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding Alpha InformatiX™ product platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies, and are perpetually innovating to accomplish our ultimate vision, which is to be the standard bearer in spine.

The application of our team’s deep spine know-how, coupled with a willingness to invest holistically in each of the technologies integrated into all of ATEC’s procedural approaches continues to increasingly compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion, which has delivered an approximately 40% revenue compound annual growth rate since our transformation commenced in 2018.

We market and sell our products through a network of independent sales agents and direct sales representatives. To deliver consistent, predictable growth, we have added, and intend to continue to add, clinically astute and exclusive sales team members to reach untapped surgeons, hospitals, and national accounts and better penetrate existing accounts and territories.

Recent Developments

Public Offering

On October 27, 2023, we completed an underwritten public offering (the “Public Offering”) of 14,300,000 shares of our common stock at a price of $10.50 per share. In connection with the Public Offering, we granted the underwriters a 30-day option (the "Green-Shoe") to purchase additional shares of common stock in the offering at the public offering price, less underwriting discounts and commissions. The net proceeds from the Public Offering and Green-Shoe, were approximately $145.8 million, including the underwriting discounts and commissions and offering expenses paid by us. We expect to use the net proceeds from the Public Offering to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development.

Asset Purchase Agreement

On April 19, 2023, we entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby we acquired certain assets, liabilities, employees, and contracts in connection with the Sellers’ navigation-enabled robotics platform (“Valence”). We paid the Sellers cash consideration of $55.0 million for the purchase of Valence.

Underwritten Offering

On April 19, 2023, we completed a registered securities offering (the “Offering”) of 4,285,715 shares of our common stock at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by us. We used a portion of the net proceeds of the offering to fund the purchase of Valence. We expect to use the remaining proceeds to fund the costs related to the post-closing integration and research and development activities related to Valence, as well as to fund general corporate purposes, including working capital, capital expenditures, acquisitions, or research and development.

Term Loan

On January 6, 2023, we entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provided for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, we drew the additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%.

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

Transaction-related expenses. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of Valence.

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

Results of Operations

Total revenue

	Year Ended December 31,		Change
(in thousands, except %)	2023	2022	$	%
Revenue:
Revenue from products and services	$482,262	$350,852	$131,410	37%
Revenue from international supply agreement	—	15	(15)	(100)%
Total revenue	$482,262	$350,867	$131,395	37%

Revenue from products and services increased by $131.4 million, or 37%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our product portfolio, and increasing adoption of our technology.

Cost of sales

	Year Ended December 31,		Change
(in thousands, except %)	2023	2022	$	%
Cost of sales	$172,059	$117,808	$54,251	46%

Cost of sales increased by $54.3 million, or 46%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to an increase in product volume and an increase in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements have been amended to remove the cash option and require settlement in restricted shares of our common stock. During the year ended December 31, 2023, the vesting conditions of certain of these amended awards were deemed probable, resulting in an increase in stock-based compensation for the year.

Operating expenses

	Year Ended December 31,		Change
(in thousands, except %)	2023	2022	$	%
Operating expenses:
Research and development	$70,115	$44,033	$26,082	59%
Sales, general and administrative	374,080	300,013	74,067	25%
Litigation-related expenses	22,287	23,943	(1,656)	(7)%
Amortization of acquired intangible assets	14,284	10,115	4,169	41%
Transaction-related expenses	2,113	120	1,993	1,661%
Restructuring expenses	719	1,810	(1,091)	(60)%
Total operating expenses	$483,598	$380,034	$103,564	27%

Research and development expenses. Research and development expenses increased by $26.1 million, or 59%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio and an increase in stock-based compensation associated with Development Service Agreements described above.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $74.1 million, or 25%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic sales channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business.

Litigation-related expenses. Litigation-related expenses decreased by $1.7 million, or 7%, during the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily related to a decrease in legal fees associated with our previously settled litigation matters. Refer to Note 7 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding litigation matters.

Amortization of acquired intangible assets. The increase of amortization of acquired intangible assets is primarily due to the amortization of intangible assets acquired in the Valence acquisition.

Transaction-related expenses. The increase in transaction-related expenses for the year ended December 31, 2023 is primarily due to the closing of the Valence acquisition.

Restructuring expenses. The decrease in restructuring costs for the year ended December 31, 2023 is due to cost rationalization efforts that were completed during the year ended December 31, 2022.

Total interest and other expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2023	2022	$	%
Interest and other income, net:
Interest expense, net	$(16,641)	$(5,505)	$(11,136)	202%
Other income, net	3,121	471	2,650	563%
Total interest and other income, net	$(13,520)	$(5,034)	$(8,486)	169%

The increase in interest expense, net, during the year ended December 31, 2023, compared to the year ended December 30, 2022, was primarily due to interest on our revolving credit facility and Braidwell Term Loan which were executed in September 2022 and January 2023, respectively. The change in other income, net, compared to the same in 2022, was primarily due to an employee retention credit received during the year ended December 31, 2023.

Income tax provision

	Year Ended December 31,		Change
(in thousands, except %)	2023	2022	$	%
Income tax provision	$(277)	$(716)	$439	(61)%

Income tax provision for the year ended December 31, 2023 was negligible and remained consistent compared to the year ended December 31, 2022.

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

Cash and cash equivalents were $221.0 million and $84.7 million at December 31, 2023 and December 31, 2022, respectively. We have available borrowings under the Revolving Credit Facility discussed above. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure, debt service requirements and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Year Ended December 31,
	2023	2022	2021
Cash (used in) provided by:
Operating activities	$(78,485)	$(75,134)	$(73,317)
Investing activities	(141,975)	(58,280)	(157,762)
Financing activities	356,919	31,228	311,966
Effect of exchange rate changes on cash	(185)	(366)	(1,404)
Net change in cash and cash equivalents	$136,274	$(102,552)	$79,483

Operating Activities

We used net cash of $78.5 million from operating activities for the year ended December 31, 2023. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $142.0 million in investing activities for the year ended December 31, 2023, which is primarily related to the acquisition of Valence and purchase of surgical instruments to support the commercial launch of new products and growth of our business.

Financing Activities

Financing activities provided net cash of $356.9 million for the year ended December 31, 2023, which is primarily related to net proceeds from the Braidwell Term Loan, the Revolving Credit Facility, and the equity offerings described above, offset by payment of outstanding OCEANEs, defined below.

Debt and Commitments

As of December 31, 2023, we had $150.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of December 31, 2023, we had $49.7 million outstanding under the Revolving Credit Facility. The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes").

As of December 31, 2023, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of December 31, 2023, we had $4.5 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to certain minimum purchase commitment requirements through December 2025. As of December 31, 2023, the remaining minimum purchase commitment under the agreement was $13.9 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2023 are summarized in the following table (in thousands):

	Payments Due by Period
	Total	1 Year or Less	More than 1 Year
2026 Notes	$316,250	$—	$316,250
Braidwell Term Loan, including final payment fee of $4,875	154,875	—	154,875
Interest expense(1)	76,577	19,760	56,817
Revolving Credit Facility	49,720	—	49,720
Facility lease obligations (2)	34,209	5,505	28,704
Purchase commitments (3)	13,887	4,529	9,358
Other (4)	4,811	1,584	3,227
Development services plans	1,248	—	1,248
Total	$651,577	$31,378	$620,199

(1)
Represents interest expense from our debt that we expect to pay in the future.
(2)
Includes our headquarters building lease that commenced in February 2021.
(3)
Includes inventory purchase commitments of $13.9 million.
(4)
Represents cash repayments of government sponsored COVID relief initiatives at EOS.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

We record a contract asset when one or more performance obligations have been completed and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received in advance of our performance. When we sell a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, we do not have observable evidence of the standalone selling price related to our future service obligations; therefore, we estimate the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Excess and Obsolete Inventory

Most of our inventory is comprised of finished goods, and we primarily utilize third-party suppliers to produce our products. Specialized implants, fixation products, and biologics are determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Imaging equipment and related parts are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. We review the components of inventory on a periodic basis for excess and obsolescence and adjust inventory to its net realizable value as necessary.

We record a lower of cost or net realizable value inventory reserve (“LCNRV”) for estimated excess and obsolete inventory based upon our expected use of inventory on hand. Our inventory, which consists primarily of specialized implants, fixation products, and biologics is at risk of obsolescence due to the need to maintain substantial levels of inventory. In order to market our products effectively and meet the demands of interoperative product placement, we maintain and provide surgeons and hospitals with a variety of inventory products and sizes. For each surgery, fewer than all components will be consumed. The need to maintain and provide such a variety of inventory causes inventory to be held that is not likely to be used.

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

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each year end.

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

Awards to non-employees are accounted for under the same stock-based compensation provisions as employees, which require that the fair value of these instruments be recognized as an expense when earned. For Development Service Agreements, where the future payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer we estimate the fair value of those awards similar to a stock option, using a Black-Scholes option-pricing model on the date of grant. For Development Service Agreements where the future payments for product and/or intellectual property rights will be paid in restricted shares of our common stock, the fair value is based on the stock price on the date of grant. The stock-based compensation expense is recognized as earned once the award is deemed probable of achieving the pre-defined performance criteria. The stock-based compensation expense is included in cost of sales or research and development expense on the consolidated statements of operations commensurate with the nature of services performed.

Recent Accounting Pronouncements.

See “Notes to Financial Statements - Note 1 - Recently Adopted and Issued Accounting Pronouncements” included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of 221.0 million as of December 31, 2023, which consist of cash and money market funds. Interest-earning deposit accounts and money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

Loans under the Revolving Credit Facility and the Braidwell Term Loan bear interest at floating rates tied to SOFR. As a result, changes in SOFR can affect our results of operation and cash flows. As of December 31, 2023, the outstanding balance under the Braidwell Term Loan and Revolving Credit Facility was $150.0 million and $49.7 million, respectively. The interest rates for the Braidwell Term Loan and Revolving Credit Facility as of December 31, 2023 were 11.2% and 9.0%, respectively.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of sales, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) as of December 31, 2023. Based on such evaluation, our management has concluded as of December 31, 2023, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. This report states that internal control over financial reporting was effective and appears in “Report of Independent Registered Public Accounting Firm” in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

Adoption, Modification or Termination of Trading Arrangements

A portion of the compensation of our directors and officers is in the form of equity awards, and, from time to time, directors and officers engage in open-market transactions with respect to the securities they acquire pursuant to such equity awards we have issued.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions comply with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2023, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period:

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
J. Todd Koning	Executive Vice President and Chief Financial Officer	Modify	November 13, 2023	138,738	April 30, 2024
Tyson Marshall	General Counsel and Corporate Secretary	Adopt	November 14, 2023	28,700	August 14, 2024

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Alphatec Holdings, Inc.		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to the Certificate of Incorporation of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws of Alphatec Holdings, Inc.		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/23/17	000-52024

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/12/18	000-52024

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Amended and Restated Registration Rights Agreement, dated April 16, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K/A (Exhibit 4.1)	04/16/18	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.3	Registration Rights Agreement, dated November 6, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.5	Form of Registration Rights Agreement		Form 8-K (Exhibit 4.2)	03/23/17	000-52024

4.6	Second Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles		Form 10-K (Exhibit 4.6)	2/28/23	000-52024

4.7	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated November 6, 2018		Form S-3/A (Exhibit 4.11)	11/13/18	333-221085

4.8	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated June 21, 2019		Form 8-K (Exhibit 10.1)	06/27/19	000-52024

4.9	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated November 6, 2018		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.10	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated June 21, 2019		Form 8-K (Exhibit 10.2)	06/27/19	000-52024

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		Form 10-K (Exhibit 4.15)	03/17/20	000-52024

4.12	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	06/04/20	000-52024

4.13	Form of Amendment to Warrant		Form 8-K (Exhibit 4.2)	06/04/20	000-52024

4.14	Form of Second Amendment to Warrant		Form 8-K (Exhibit 4.3)	06/04/20	000-52024

4.15	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated May 29, 2020		Form 8-K (Exhibit 4.4)	06/04/20	000-52024

4.16	Registration Rights Agreement, dated December 16, 2020		Form 8-K (Exhibit 4.1)	12/17/20	000-52024

4.17	Indenture, dated as of August 10, 2021, between Alphatec Holdings, Inc. and U.S. Bank National Association, as trustee.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.18	Form of certificate representing the 0.75% Convertible Senior Notes due 2026.		Form 8-K (Exhibit 4.2)	8/10/21	000-52024

Securities Purchase Agreements

10.1	Securities Purchase Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto		Form 8-K (Exhibit 10.1)	03/12/18	000-52024

Real Property Lease Agreements

10.2	Lease Agreement by and between Alphatec Spine, Inc. and RAF Pacifica Group - Real Estate Fund IV, LLC; ARKA Monterey Park, LLC, and 170 Arrowhead Partners, LLC, dated as of December 4, 2019		Form 10-K (Exhibit 10.3)	03/17/20	000-52024

Capped Call Agreements

10.3	Form of Confirmation of Call Option Transaction		Form 8-K (Exhibit 10.1)	8/10/21	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.4†

Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004

			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.5†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

Agreements with Officers and Directors

10.6*	Employment Agreement with J. Todd Koning dated April 6, 2021		Form 8-K (Exhibit 10.1)	04/8/21	000-52024

10.7*	Employment Agreement with Craig E. Hunsaker dated September 14, 2016		Form 10-Q (Exhibit 10.5)	05/12/17	000-52024

10.8*	Employment Agreement by and among Patrick S. Miles, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, October 2, 2017		Form 10-K (Exhibit 10.26)	03/09/18	000-52024

10.9*	Employment Agreement by and among Eric Dasso, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, August 2, 2019		Form 10-K (Exhibit 10.29)	03/17/20	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.10*	Employment Agreement by and among Dave Sponsel, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated March 4, 2018		Form 10-K (Exhibit 10.31)	03/17/20	000-52024

10.11*	Form of Severance Agreement between J. Todd Koning, Dave Sponsel and Eric Dasso and Alphatec Spine, Inc dated July 19, 2023		Form 10-Q (Exhibit 10.2)	07/19/23	000-52024

10.12*	Severance Agreement between Patrick S. Miles and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.1)	02/22/21	000-52024

10.13*	Severance Agreement between Craig E. Hunsaker and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.2)	02/22/21	000-52024

10.14*	Form of Change in Control Agreement entered into separate between Alphatec Spine, Inc. and Dave Sponsel and Eric Dasso		Form 10-K (Exhibit 10.30)	03/05/21	000-52024

Equity Compensation Plans

10.15*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.16*	Amendment to Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.17*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.18*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.19*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.20*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.21*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.23*	Amended and Restated 2016 Equity Incentive Award Plan		Form 8-K/A (Exhibit 10.1)	06/22/17	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.24*	First Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	05/18/18	000-52024

10.25*	Second Amendment to 2016 Equity Incentive Plan		Form 10-Q (Exhibit 10.1)	11/09/18	000-52024

10.26*	Third Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/13/19	000-52024

10.27*	Fourth Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/18/20	000-52024

10.28*	Fifth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	6/15/23	000-52024

10.29*	Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K/A (Exhibit 10.2)	06/22/17	000-52024

10.30*	First Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/13/19	000-52024

10.31*	Second Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/21/21	000-52024

10.32*	Third Amendment to the Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	6/15/23	000-52024

10.33*	2016 Employment Inducement Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

10.34*	First Amendment to 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.35*	Second Amendment to the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	03/31/17	333-217055

10.36*	Third Amendment to the 2016 Employment Inducement Award Plan, dated October 1, 2017.		Form 8-K (Exhibit 10.4)	10/2/17	000-52024

10.37*	Fourth Amendment to the 2016 Employment Inducement Award Plan, dated March 6, 2018.		Form 8-K (Exhibit 10.9)	03/12/18	000-52024

10.38*	Fifth Amendment to the 2016 Employment Inducement Award Plan, dated May 13, 2019		Form S-8 (Exhibit 10.11)	07/16/19	333-232661

10.39*	Sixth Amendment to the 2016 Employment Inducement Award Plan, dated October 25, 2023	X

10.40*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.41*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.42*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

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

			Form 8-K (Exhibit 10.2)	01/09/23	000-52024

19	Insider Trading Policy	X

21	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries	X

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Clawback Policy	X

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

(†) Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	February 27, 2024	By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	February 27, 2024	By:	/s/ J. Todd Koning
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

Signature	Title	Date

/s/ Patrick S. Miles	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Patrick S. Miles

/s/Mortimer Berkowitz III	Lead Director	February 27, 2024
Mortimer Berkowitz III

/s/Beth Altman	Director	February 27, 2024
Beth Altman

/s/Evan Bakst	Director	February 27, 2024
Evan Bakst

/s/Quentin Blackford	Director	February 27, 2024
Quentin Blackford

/s/David Demski	Director	February 27, 2024
David Demski

/s/Karen K. McGinnis	Director	February 27, 2024
Karen K. McGinnis

/s/Marie Meynadier	Director	February 27, 2024
Marie Meynadier

/s/David H. Mowry	Director	February 27, 2024
David H. Mowry

Signature	Title	Date

/s/David R. Pelizzon	Director	February 27, 2024
David R. Pelizzon

/s/Jeffrey P. Rydin	Director	February 27, 2024
Jeffrey P. Rydin

/s/James L. L. Tullis	Director	February 27, 2024
James L.L. Tullis

/s/Ward W. Woods	Director	February 27, 2024
Ward W. Woods

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation of Inventories - Refer to Note 1 to the Financial Statements

Critical Audit Matter Description

The Company records its inventories at the lower of cost or net realizable value (“LCNRV”). A portion of the Company’s LCNRV reserve represents an amount for specialized implants and fixation products (collectively “implant inventory”). Quarterly, the Company records an adjustment to its LCNRV reserve for estimated excess and obsolete implant inventory based upon its expected use of implant inventory on hand. To determine the expected use of implant inventory, management develops estimates and assumptions primarily based on the current usage of implant inventory, and the age of implant inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches.

We identified management’s estimation of the implant inventory LCNRV reserve as a critical audit matter due to management’s significant manual process used to determine the estimate and the judgments required by management to estimate future use of their products. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the expected use of implant inventory in future operations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments used to estimate the implant inventory LCNRV reserve included the following, among others:

•
We tested the effectiveness of controls over management’s estimate of the implant inventory LCNRV reserve, including:
o
management’s assessment of assumptions used to identify excess and obsolete implant inventory and to estimate the related LCNRV reserve.
o
the completeness and accuracy of data used in the calculation.
•
We evaluated the reasonableness of the methodology used by the Company to estimate the implant inventory LCNRV reserve by comparing actual results to the historical estimates.
•
We evaluated the key assumptions used in identifying the population of implant inventory with excess or obsolescence exposure that require a reserve and determining the amount of reserve to record.
•
We evaluated the appropriateness of the underlying data utilized in management’s analysis, including current implant inventory usage, product aging, recent sales, and product life cycle.

/s/ Deloitte & Touche LLP

San Diego, California

February 27, 2024

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alphatec Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California

February 27, 2024

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$220,970	$84,696
Accounts receivable, net of allowances of $910 and $679, respectively	72,613	60,060
Inventories	136,842	101,521
Prepaid expenses and other current assets	20,666	9,357
Total current assets	451,091	255,634
Property and equipment, net	149,835	101,952
Right-of-use assets	26,410	28,360
Goodwill	73,003	47,367
Intangible assets, net	102,451	82,781
Other assets	2,418	4,874
Total assets	$805,208	$520,968
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$48,985	$34,742
Accrued expenses and other current liabilities	87,712	72,382
Contract liabilities	13,910	11,956
Short-term debt	1,808	14,948
Current portion of operating lease liabilities	5,159	4,842
Total current liabilities	157,574	138,870
Long-term debt	511,035	349,511
Operating lease liabilities, less current portion	23,677	26,562
Other long-term liabilities	11,203	17,089
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized, and 3,319 shares issued and outstanding at December 31, 2023 and 2022	23,603	23,603
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.0001 par value; 15 shares authorized, and 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 200,000 authorized; 139,257 shares issued and 139,245 outstanding at December 31, 2023, and 106,673 shares issued and 106,640 shares outstanding at December 31, 2022	14	11
Treasury stock, 1,808 shares at December 31, 2023 and December 31, 2022	(25,097)	(25,097)
Additional paid-in capital	1,230,484	933,537
Accumulated other comprehensive loss	(8,323)	(10,794)
Accumulated deficit	(1,118,962)	(932,324)
Total stockholders’ equity (deficit)	78,116	(34,667)
Total liabilities and stockholders’ equity (deficit)	$805,208	$520,968

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Revenue from products and services	$482,262	$350,852	$242,258
Revenue from international supply agreement	—	15	954
Total revenue	482,262	350,867	243,212
Cost of sales	172,059	117,808	85,450
Gross profit	310,203	233,059	157,762
Operating expenses:
Research and development	70,115	44,033	32,015
Sales, general and administrative	374,080	300,013	229,271
Litigation-related expenses	22,287	23,943	11,123
Amortization of acquired intangible assets	14,284	10,115	5,348
Transaction-related expenses	2,113	120	6,365
Restructuring expenses	719	1,810	1,697
Total operating expenses	483,598	380,034	285,819
Operating loss	(173,395)	(146,975)	(128,057)
Interest and other expense, net:
Interest expense, net	(16,641)	(5,505)	(7,108)
Loss on debt extinguishment, net	—	—	(7,434)
Other income (expense), net	3,121	471	(1,563)
Total interest and other expense, net	(13,520)	(5,034)	(16,105)
Net loss before taxes	(186,915)	(152,009)	(144,162)
Income tax benefit	(277)	(716)	(1,130)
Net loss	$(186,638)	$(151,293)	$(143,032)
Net loss per share, basic and diluted	$(1.54)	$(1.46)	$(1.49)
Weighted average shares outstanding, basic and diluted	121,242	103,373	96,197

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(186,638)	$(151,293)	$(143,032)
Foreign currency translation adjustments	2,471	(4,758)	(7,240)
Comprehensive loss	$(184,167)	$(156,051)	$(150,272)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	equity (deficit)
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)
Stock-based compensation	—	—	81,244	—	—	—	81,244
Common stock issued for warrant exercises	5,571	1	669	—	—	—	670
Common stock issued for employee stock purchase plan and stock option exercises	774	—	4,353	—	—	—	4,353
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	6,535	—	(6,061)	—	—	—	(6,061)
Reclassification of equity-based liability	—	—	3,561	—	—	—	3,561
Common stock offerings, net of offering costs of $12,136	19,725	2	213,181	—	—	—	213,183
Foreign currency translation adjustments	—	—	—	—	2,471	—	2,471
Net loss	—	—	—	—	—	(186,638)	(186,638)
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	(deficit) equity
Balance at December 31, 2021	99,537	$10	$892,828	$(25,097)	$(6,036)	$(781,031)	$80,674
Stock-based compensation	—	—	37,591	—	—	—	37,591
Sales agent equity incentives	221	—	3,068	—	—	—	3,068
Common stock issued for conversion of Series A preferred stock	29	—	—	—	—	—	—
Common stock issued for warrant exercises	3,820	1	4,159	—	—	—	4,160
Common stock issued for employee stock purchase plan and stock option exercises	806	—	4,020	—	—	—	4,020
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,204	—	(11,220)	—	—	—	(11,220)
Reclassification of liability-classified awards			2,841				2,841
Common stock issued for asset acquisition	23	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(4,758)	—	(4,758)
Net loss	—	—	—	—	—	(151,293)	(151,293)
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Additional paid-in	Shareholder note	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	receivable	stock	income (loss)	deficit	equity
Balance at December 31, 2020	82,104	$8	$770,764	$(4,000)	$(97)	$1,204	$(637,999)	$129,880
Stock-based compensation	—	—	34,728	—	—	—	—	34,728
Sales agent equity incentives	164	—	1,339	—	—	—	—	1,339
Common stock issued for warrant exercises	3,943	—	3,254	—	—	—	—	3,254
Common stock issued for employee stock purchase plan and stock option exercises	796	—	3,584	—	—	—	—	3,584
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	1,915	—	(12,801)	—	—	—	—	(12,801)
Issuance of common stock for private placement, net of offering costs of $6,200	12,421	2	131,826	—	—	—	—	131,828
Shareholder note receivable	—	—	—	4,000	—	—	—	4,000
Repurchase of common stock	(1,806)	—	—	—	(25,000)	—	—	(25,000)
Purchase of capped calls	—	—	(39,866)	—	—	—	—	(39,866)
Foreign currency translation adjustments	—	—	—	—	—	(7,240)	—	(7,240)
Net loss	—	—	—	—	—	—	(143,032)	(143,032)
Balance at December 31, 2021	99,537	$10	$892,828	$—	$(25,097)	$(6,036)	$(781,031)	$80,674

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(186,638)	$(151,293)	$(143,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,139	41,168	26,756
Stock-based compensation	81,244	40,556	36,450
Amortization of debt discount and debt issuance costs	3,634	2,038	1,868
Amortization of right-of-use assets	3,543	2,760	3,418
Write-down for excess and obsolete inventories	13,608	9,792	11,147
Loss on disposal of assets	3,708	2,594	1,976
Loss on debt extinguishment, net	—	—	7,434
Impairment of investment	—	—	3,000
Other	455	1,187	2,721
Changes in operating assets and liabilities:
Accounts receivable	(12,795)	(18,832)	(10,141)
Inventories	(45,562)	(20,704)	(27,746)
Prepaid expenses and other current assets	(11,098)	552	1,258
Other assets	(541)	(109)	11
Accounts payable	6,989	9,796	757
Accrued expenses and other current liabilities	17,000	13,508	8,023
Lease liabilities	(3,602)	(2,678)	150
Contract liabilities	1,793	(2,280)	(1,040)
Other long-term liabilities	(6,362)	(3,189)	3,673
Net cash used in operating activities	(78,485)	(75,134)	(73,317)
Investing activities:
Purchases of property and equipment	(80,508)	(49,453)	(68,544)
Purchase of intangible assets	(6,467)	(8,827)	—
Acquisition of business, net of cash acquired	(55,000)	—	(62,133)
Purchase of OCEANE	—	—	(21,097)
Cash paid for investments	—	—	(3,000)
Settlement of forward contract	—	—	(2,988)
Net cash used in investing activities	(141,975)	(58,280)	(157,762)
Financing activities:
Proceeds from Revolving Credit Facility and line of credit	134,000	62,500	—
Payment of debt issuance costs	(3,321)	(1,315)	(10,028)
Proceeds from common stock offerings, net of offering costs	213,181	—	131,828
Proceeds from issuance of convertible notes	—	—	316,250
Net cash paid for common stock exercises	(1,064)	(3,041)	(5,963)
Purchase of capped calls	—	—	(39,866)
Repurchase of common stock	—	—	(25,000)
Proceeds from term debt, net of debt discount	148,473	—	—
Repayment of Revolving Credit Facility and line of credit	(119,500)	(27,500)	—
Repayment of OCEANEs	(13,315)	—	—
Repayment of Squadron Medical Term Loan	—	—	(45,000)
Repayment of Inventory Financing Agreement	—	—	(8,088)
Other	(1,535)	584	(2,167)
Net cash provided by financing activities	356,919	31,228	311,966
Effect of exchange rate changes on cash	(185)	(366)	(1,404)
Net change in cash and cash equivalents	136,274	(102,552)	79,483
Cash and cash equivalents at beginning of year	84,696	187,248	107,765
Cash and cash equivalents at end of year	$220,970	$84,696	$187,248
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,269	$3,860	$5,027
Cash paid for income taxes	$333	$272	$223
Supplemental disclosure of noncash investing and financing activities:
PPP Loan Forgiveness	$-	$-	$4,271
Debt issuance costs	$-	$2,760	$-
Financed insurance	$1,328	$1,959	$-
Financed property and equipment	$-	$600	$-
Financed inventory	$-	$-	$4,015
Purchases of property and equipment in accounts payable and accrued expenses	$10,406	$2,128	$2,577
Purchases of intangible assets	$99	$750	$-
Recognition of lease liability	$424	$1,694	$23,403
Modification of lease liability for lease amendment	$-	$4,288	$-

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A.S. (“EOS”), is a medical technology company focused on the design, development, and advancement of technology for the better surgical treatment of spinal disorders. The Company, headquartered in Carlsbad, California, markets its products in the United States ("U.S.") and internationally via a network of independent sales agents and direct sales representatives.

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

Prior-year Adjustment

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, the Company identified that a deferred tax liability and additional goodwill related to the acquisition of EOS should have been recorded at the time of the acquisition. The Company corrected the errors in the accompanying consolidated financial statements as of the earliest year presented and has concluded that the correction of these errors is not material to the previously issued financial statements.

The correction to the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders' equity, and consolidated statements of cash flows are as follows (in thousands):

				At December 31, 2022
Consolidated Balance Sheets				As Reported	Adjustment	As Corrected
Goodwill				$39,775	7,592	$47,367
Total assets				$513,376	7,592	$520,968
Other long-term liabilities				$11,543	5,546	$17,089
Accumulated other comprehensive loss				$(10,690)	(104)	$(10,794)
Accumulated deficit				$(934,474)	2,150	$(932,324)
Total stockholders' deficit				$(36,713)	2,046	$(34,667)
Total liabilities and stockholders' deficit				$513,376	7,592	$520,968

	Year Ended December 31, 2022			Year Ended December 31, 2021
Consolidated Statements of Operations	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Income tax provision (benefit)	$140	(856)	$(716)	$164	(1,294)	$(1,130)
Net loss	$(152,149)	856	$(151,293)	$(144,326)	1,294	$(143,032)
Net loss per share, basic and diluted	$(1.47)	$0.01	$(1.46)	$(1.50)	$0.01	$(1.49)
	Year Ended December 31, 2022			Year Ended December 31, 2021
Consolidated Statements of Comprehensive Loss	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Net loss	$(152,149)	856	$(151,293)	$(144,326)	1,294	$(143,032)
Foreign currency translation adjustments	$(4,696)	(62)	$(4,758)	$(7,198)	(42)	$(7,240)
Comprehensive loss	$(156,845)	794	$(156,051)	$(151,524)	1,252	$(150,272)

	At December 31, 2022			At December 31, 2021
Consolidated Statements of Stockholders' (Deficit) Equity	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Foreign currency translation adjustments	$(4,696)	(62)	$(4,758)	$(7,198)	(42)	$(7,240)
Net loss	$(152,149)	856	$(151,293)	$(144,326)	1,294	$(143,032)
Accumulated other comprehensive loss	$(10,690)	(104)	$(10,794)	$(5,994)	(42)	$(6,036)
Accumulated deficit	$(934,474)	2,150	$(932,324)	$(782,325)	1,294	$(781,031)
Total stockholders' (deficit) equity	$(36,713)	2,046	$(34,667)	$79,422	1,252	$80,674

	Year Ended December 31, 2022			Year Ended December 31, 2021
Consolidated Statements of Cash Flows	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Net loss	$(152,149)	856	$(151,293)	$(144,326)	1,294	$(143,032)
Other long-term liabilities	$(2,342)	(847)	$(3,189)	$4,852	(1,179)	$3,673
Net cash used for operating activities	$(75,143)	9	$(75,134)	$(73,432)	115	$(73,317)
Effect of exchange rate changes on cash	$(357)	(9)	$(366)	$(1,289)	(115)	$(1,404)

Reclassification

Certain financial statement line items in the consolidated financial statements for the year ended December 31, 2022 have been disaggregated to conform to the current year’s presentation.

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

The Company’s accounts receivable generally have net 30-day payment terms. The Company generally does not allow returns of products that have been delivered. The Company offers standard quality assurance warranty on its products. The Company had no material bad debt expense during the years presented.

Excess and Obsolete Inventory

Most of the Company’s inventory is comprised of finished goods, which is primarily produced by third-party suppliers. Specialized implants, fixation products, and biologics are determined by utilizing a standard cost method that includes capitalized variances which approximates the weighted average cost. Imaging equipment and related parts are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

The Company records a lower of cost or net realizable value (“LCNRV”) inventory reserve for estimated excess and obsolete inventory based upon its expected use of inventory on hand. The Company’s inventory, which consists primarily of specialized implants, fixation products, and biologics is at risk of obsolescence due to the need to maintain substantial levels of inventory. In order to market its products effectively and meet the demands of interoperative product placement, the Company maintains and provides surgeons and hospitals with a variety of inventory products and sizes. For each surgery, fewer than all components will be consumed. The need to maintain and provide a wide variety of inventory causes inventory to be held that is not likely to be used.

The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates and assumptions are determined primarily based on current usage of inventory and the age of inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches. Increases in the LCNRV reserve for excess and obsolete inventory result in a corresponding charge to cost of sales. For the years ended December 31, 2023, 2022 and 2021, the Company recorded LCNRV charges for excess and obsolete inventory of $13.6 million, $9.8 million and $11.1 million, respectively, net of inventory sold of $0.2 million, $1.5 million and $2.5 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recorded a reduction of reserve for inventory that was disposed of $12.9 million, $8.2 million and $2.1 million, respectively.

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases were immaterial for all years presented. The Company had an immaterial amount of financing leases as of December 31, 2023 and 2022, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment of goodwill as of October 1, 2023 and determined that no impairment existed. In addition, no indicators of impairment were noted through December 31, 2023, and consequently no impairment charge was recorded during the years ended December 31, 2023, 2022 and 2021.

Valuation of Intangible Assets

Intangible assets are comprised primarily of purchased technology, customer relationships, trade name, trademarks, and in-process research and development. The Company makes significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 12 years. The Company bases the useful lives and related amortization expense on the period of time it estimates the assets will generate net sales or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in the Company’s reported results would increase. The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges. There were no impairment charges during the years ended December 31, 2023, 2022 or 2021.

In-process research and development ("IPR&D") and software in development have indefinite lives and are not amortized until the related products reach full commercial launch or when the projects are complete and their assets are ready for their intended use. Indefinite-lived intangible assets are considered to be impaired if the products do not reach commercial launch, if the project is not completed or not completed in a timely manner, or if the related products or projects are no longer technologically feasible. Impairment related to IPR&D and software in development is calculated as the excess of the asset's carrying value over its fair value. There were no impairment charges during the years ended December 31, 2023, 2022 or 2021.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the asset are less than its carrying amount. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no material impairment charges during the years ended December 31, 2023, 2022 or 2021.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. All warrants qualify for classification within stockholders' equity.

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

The Company records a contract asset when one or more performance obligations have been completed and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance of its performance. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company does not have observable evidence of the standalone selling price related to its future service obligations; therefore, the Company estimates the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

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

Transaction-related Expenses

Transaction-related costs are expensed as incurred. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of Valence, as defined below, and EOS.

Product Shipment Cost

Product shipment costs for surgical sets are included in sales, general and administrative expenses in the accompanying consolidated statements of operations. Product shipment costs totaled $17.3 million, $14.8 million and $8.3 million for the years ended December 31, 2023, 2022 and 2021 respectively.

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

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant.

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

Awards to non-employees are accounted for under the same stock-based compensation provisions as employees, which require that the fair value of these instruments be recognized as an expense when earned. For Development Service Agreements, where the future payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, we estimate the fair value of those awards similar to a stock option, using a Black-Scholes option-pricing model on the date of grant. For Development Service Agreements where the future payments for product and/or intellectual property rights will be paid in restricted shares of our common stock, the fair value is based on the stock price on the date of grant. The stock-based compensation expense is recognized as earned once the award is deemed probable of achieving the pre-defined performance criteria. The stock-based compensation expense is included in cost of sales or research and development expense on the consolidated statements of operations commensurate with the nature of the services performed.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the year. If applicable, diluted net loss per share attributable to common stockholders is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the year determined using the treasury-stock method and the if-converted method for convertible debt. For purposes of this calculation, common stock subject to repurchase by the Company, common stock issuable upon conversion or exercise of convertible notes, preferred shares, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Due to the Company’s net loss position, the effect of including common stock equivalents in the earnings per share calculation is anti-dilutive, and therefore not included.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(186,638)	$(151,293)	$(143,032)
Denominator:
Weighted average common shares outstanding	121,242	103,373	96,197
Net loss per share, basic and diluted	$(1.54)	$(1.46)	$(1.49)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the years presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series A convertible preferred stock	—	—	29
Options to purchase common stock and employee stock purchase plan	2,555	2,991	3,416
Unvested restricted stock units	7,713	8,533	8,703
Warrants to purchase common stock	8,219	15,491	20,184
Senior convertible notes	17,246	17,246	17,246
	35,733	44,261	49,578

Recently Adopted and Issued Accounting Pronouncements

In August 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires application of Topic 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities acquired in a business combination. ASU No. 2021-08 adds an exception to the general recognition and measurement principle in Topic 805 where assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from contracts with customers, are measured at fair value on the acquisition date. Under the new guidance, the acquirer will recognize acquired contract assets and contract liabilities as if the acquirer had originated the contract. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU No. 2021-08 as of January 1, 2023, on a prospective basis. The adoption of ASU No. 2021-08 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosure requirements for reportable segments, primarily through enhanced disclosure of significant segment expenses. The guidance in ASU No. 2023-07 allows for a retrospective method of transition. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The guidance amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 Disclosure Update and Simplification issued in 2018. The effective date for each amendment will be the date on which the Securities and Exchange Commission's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU No. 2023-06 is not expected to have a material impact on the Company's financial statements.

2. Business Combination

The Company recognizes assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition.

On April 19, 2023, the Company entered into an Asset Purchase Agreement with Integrity Implants Inc. and Fusion Robotics, LLC (collectively, the “Sellers”), whereby the Company acquired certain assets, liabilities, employees, and contracts in connection with the Sellers’ navigation-enabled robotics platform (“Valence”). The Company paid the Sellers cash consideration of $55.0 million at closing, which represented the total purchase consideration. The acquisition was accounted for as a business combination and the Company did not acquire any material assets or assume any material liabilities in connection with the acquisition, excluding intangible assets and goodwill. The acquisition is treated as an asset purchase for income tax purposes; therefore, the goodwill recorded is considered deductible for income tax purposes. Refer to Note 4 for further details on intangible assets and goodwill acquired.

The Company is in the process of finalizing the purchase price allocation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

In May 2021, the Company completed the acquisition of EOS. The Company paid cash of $100.0 million to acquire 100% of all issued and outstanding ordinary shares and 57% of the outstanding convertible bonds of EOS ("OCEANEs").

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,662	—	—	$76,662
Total cash equivalents	$76,662	—	—	$76,662

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$62,956	—	—	$62,956
Total cash equivalents	$62,956	—	—	$62,956

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $335.4 million at December 31, 2023 and approximately $288.8 million at December 31, 2022. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding OCEANEs was approximately $13.3 million at December 31, 2022. As of December 31, 2023, no OCEANEs remained outstanding. See Note 6 for further information.

4. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$23,394	$13,928
Work-in-process	950	3,032
Finished goods	112,498	84,561
Inventories	$136,842	$101,521

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful Life	December 31,
	(in years)	2023	2022
Surgical instruments	4	$224,357	$158,906
Machinery and equipment	7	11,633	9,502
Computer equipment	3	5,778	4,753
Office furniture and equipment	5	6,225	4,760
Leasehold improvements	various	3,986	2,965
Construction in progress	n/a	24,732	15,360
		276,711	196,246
Less: accumulated depreciation		(126,876)	(94,294)
Property and equipment, net		$149,835	$101,952

Total depreciation expense was $40.9 million, $31.0 million and $20.3 million for the years ended December 31, 2023, 2022 and 2021 respectively. At December 31, 2023 and 2022, assets recorded under financing leases of $1.1 million and $0.4 million, respectively, were included in the property and equipment, net, balance. Amortization of assets under financing leases is included in depreciation expense.

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2023 included the following (in thousands):

December 31, 2022	$47,367
Goodwill acquired during the year	24,582
Foreign currency fluctuation	1,054
December 31, 2023	$73,003

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$106,782	$(26,560)	$80,222
Trademarks and trade names	7	5,588	(1,561)	4,027
Customer relationships	3	14,504	(8,692)	5,812
Distribution network	1	2,413	(2,242)	171
Total amortized intangible assets		129,287	(39,055)	90,232

Software in development	n/a	7,934	—	7,934
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$141,506	$(39,055)	$102,451
		.
	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2022:	(in years)	Amount	Amortization	Assets, net
Developed product technology	7	$75,896	$(13,420)	$62,476
Trademarks and trade names	8	5,421	(987)	4,434
Customer relationships	4	14,240	(6,906)	7,334
Distribution network	2	2,413	(2,041)	372
Total amortized intangible assets		97,970	(23,354)	74,616

Software in development	n/a	2,503		2,503
In-process research and development	n/a	5,662		5,662
Total intangible assets		$106,135	$(23,354)	$82,781

During the year ended December 31, 2023, in connection with the Company's acquisition of Valence, as further described in Note 2, the Company recorded additions to developed product technology and goodwill in the amount of $26.9 million and $24.6 million, respectively. The intangible asset acquired will be amortized on a straight-line basis over a useful life of seven years.

Total expense related to amortization of intangible assets was $15.2 million, $10.2 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Software in development assets begin amortizing when the projects are complete and the assets are ready for their intended use. In-process research and development assets and software in development assets both begin amortizing when the related products reach full commercial launch or are approved and ready for their intended use.

Future amortization expense related to intangible assets as of December 31, 2023 is as follows (in thousands):

Year Ending December 31,
2024	$16,699
2025	15,211
2026	15,211
2027	12,989
2028	11,057
Thereafter	19,065
Total	$90,232

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and payroll related	$29,207	$19,764
Commissions and sales milestones	21,414	17,444
Accrued legal expenses	10,994	8,345
Royalties	7,968	4,758
Administration fees	2,732	1,912
Inventory in-transit	2,251	3,548
Other taxes payable	1,985	1,955
Interest	1,753	1,122
Professional fees	1,384	1,238
Orthotec litigation settlement obligation	—	3,968
Debt issuance costs	—	2,690
Other	8,024	5,638
Total accrued expenses and other current liabilities	$87,712	$72,382

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Income tax-related liabilities	$5,838	$6,526
Contract liabilities	2,561	3,047
Royalties	1,065	5,739
Other	1,739	1,777
Other long-term liabilities	$11,203	$17,089

5. Contract Assets and Contract Liabilities

Contract assets are included within prepaid expenses and other current assets in the consolidated balance sheets. Contract assets relate to contracts with customers for which one or more performance obligations have been completed and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. The opening and closing balances of the Company's contract assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract assets	$3,865	$—

The Company had current and non-current contract liabilities totaling $13.9 million and $2.6 million, respectively, as of December 31, 2023. The Company had current and non-current contract liabilities totaling $12.0 million and $3.0 million, respectively, as of December 31, 2022. The non-current contract liabilities balance is included in other long-term liabilities on the consolidated balance sheets. Contract liabilities relates to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $28.2 million of revenue from its contract liabilities during the year ended December 31, 2023, of which $10.9 million was recognized from the beginning contract liabilities balance. The Company recognized $21.6 million of revenue from its contract liabilities during the year ended December 31, 2022, of which $12.9 million was recognized from the beginning contract liabilities balance. The Company recognized $14.6 million of revenue from its contract liabilities during the years ended December 31, 2021. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

Balance at December 31, 2022	$15,003
Payments received	29,482
Revenue recognized	(28,180)
Foreign currency fluctuation	169
Balance at December 31, 2023	$16,474

6. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of December 31, 2023, the outstanding balance under the Braidwell Term Loan was $150.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the consolidated balance sheets and are being amortized over the life of the loan. As of December 31, 2023, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $3.0 million and $1.3 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of December 31, 2023 was 11.2%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of December 31, 2023 was 12.2%. During the year ended December 31, 2023, the Company recognized interest expense on the Braidwell Term Loan of $13.2 million, which includes $0.4 million for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2023.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request a $25.0 million increase in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes, as defined below. As of December 31, 2023, the outstanding balance under the Revolving Credit Facility was $49.7 million. In January 2024, the Company repaid $42.0 million of the outstanding balance.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of December 31 2023, and 2022, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.0 million and $1.3 million, respectively.

The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The interest rate as of December 31, 2023 was 9.0%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $2.0 million during the year ended December 31, 2023, which includes $0.3 million for the amortization of debt issuance costs. The Company recognized interest expense on the Revolving Credit Facility of $0.2 million during the year ended December 31, 2022, which includes $0.1 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of December 31, 2023, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the consolidated balance sheets.

The outstanding loans are secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2023.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the consolidated balance sheets as of December 31, 2023 and 2022.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $4.4 million, $4.4 million and $1.7 million during the years ended December 31, 2023, 2022 and 2021, respectively, which includes $2.0 million, $2.0 million and $0.8 million for the amortization of debt issuance costs during the years ended December 31, 2023, 2022 and 2021, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

December 31, 2023
Principal	$316,250
Unamortized debt issuance costs	(5,293)
Net carrying value	$310,957

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

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANEs denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million. The OCEANEs were unsecured obligations of EOS, ranked equally with all other unsecured and unsubordinated obligations of EOS, and paid interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. The OCEANEs matured on May 31, 2023 and the outstanding OCEANEs and accrued interest were paid in full on May 31, 2023. As of December 31, 2023, no OCEANEs remained outstanding. Interest expense was $0.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, and $0.7 million from the date of the EOS acquisition to December 31, 2021.

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans). Each PGE loan initially contained a 12-month term, with an option to extend, and 90% of the principal balance of each loan is state guaranteed. The cost of the state guaranty is 0.25% of the loan amounts. The commercial banks loan of $3.6 million is interest free and the lenders loan of $1.6 million bears interest of 1.75%. The loan capital and loan guaranty costs are payable in full at the end of the 12-month term or the loan may be extended up to 5 additional years.

In February 2022, the Company extended the maturity for each loan agreement to 2027. Each loan has a 12-month period from the applicable extension date where interest only payments will occur (the “Interest Only Period”). Following the Interest Only Period, monthly and quarterly installments of principal and interest under each loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of December 31, 2023 was $3.1 million and $1.4 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Debt consists of the following (in thousands):

	December 31,
	2023	2022
2026 Notes	$316,250	$316,250
OCEANEs	—	13,333
Other notes payable	1,175	1,869
EOS PGE Loans	4,537	5,046
Braidwell Term Loan, including final payment fee of $4,875	154,875	—
Revolving Credit Facility	49,720	35,251
Total	526,557	371,749
Less: unamortized debt discount and debt issuance costs	(13,714)	(7,290)
Total	512,843	364,459
Less: short-term debt	(1,808)	(14,948)
Total long-term debt	$511,035	$349,511

Principal payments on debt are as follows as of December 31, 2023 (in thousands):

2024	$1,804
2025	1,733
2026	317,802
2027	50,343
2028	154,875
Total	526,557
Less: unamortized debt discount and debt issuance costs	(13,714)
Total	512,843
Less: short-term debt	(1,808)
Long-term debt	$511,035

Paycheck Protection Loan

On April 23, 2020, the Company received the proceeds from a loan in the amount of $4.3 million (the “PPP Loan”) from Silicon Valley Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act. The Company used the loan proceeds for purposes consistent with the terms of the PPP and applied for forgiveness of the entire $4.3 million loan balance, which was granted in July 2021. The Company recorded a gain on debt extinguishment of $4.3 million, which is included in loss on debt extinguishment, net, on the consolidated statements of operations for the year ended December 31, 2021.

Squadron Medical Credit Agreement

On November 6, 2018, the Company entered into the Squadron Medical Term Loan that was subsequently amended in March 2019, May 2020 and December 2020 to expand the availability of additional term loans, extend the maturity, remove all financial covenant requirements and, in the December 2020 amendment, incorporate a debt exchange. In December 2020, the Company amended the Squadron Medical Term Loan to expand the credit facility by an additional $15.0 million and to extend the maturity of the Squadron Medical Term Loan to June 30, 2026. In conjunction with the Squadron Medical Term Loan amendment in December 2020, the Company entered into a debt exchange agreement whereby the Company exchanged $30.0 million of the Company’s outstanding debt obligations under the Squadron Medical Term Loan for the issuance of 2,700,270 shares of the Company’s Common Stock to Squadron Capital LLC and a participant lender, based on a price of $11.11 per share. The debt exchange resulted in additional debt issuance costs of $3.8 million calculated as the difference between the Company’s stock price on the date of issuance and the issuance price.

The Company accounted for the March 2019, May 2020, and December 2020 amendments of the Squadron Medical Term Loan as debt modifications with continued amortization of the existing and inclusion of the new debt issuance costs amortized into interest expense utilizing the effective interest rate method. The Company determined that the $30.0 million pre-payment associated with the December 2020 amendment should be accounted for as a partial extinguishment of the November 6, 2018 Squadron Medical Term Loan, as amended. As a result of the partial extinguishment the Company elected, as an accounting policy in accordance with ASC 470-50-40-2, to write off a proportionate amount of the unamortized fees at the time that the financing was partially settled in accordance with the terms of the Squadron Medical Term Loan. The unamortized debt issuance costs were allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. At the time of prepayment, the Company recorded a loss on extinguishment of $6.1 million, which was included in loss on debt extinguishment, net, on the consolidated statements of operations for the year ended December 31, 2020 and capitalized $3.8 million in non-cash debt issuance closing costs.

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the year ended December 31, 2023 were immaterial. The Company had an immaterial amount of financing leases as of December 31, 2023, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the consolidated balance sheets.

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

Future minimum annual lease payments for all operating leases of the Company are as follows as of December 31, 2023 (in thousands):

2024	$5,505
2025	5,246
2026	5,187
2027	5,175
2028	4,514
Thereafter	8,582
Total undiscounted lease payments	34,209
Less: imputed interest	(5,373)
Operating lease liability	28,836
Less: current portion of operating lease liability	(5,159)
Operating lease liability, less current portion	$23,677

The Company’s weighted average remaining lease term and weighted average discount rate as of December 31, 2023 and December 31, 2022 are as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years)	6.5	7.7
Weighted average discount rate	5.5%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rent expense	$5,045	$4,643	$4,482
Cash paid for amounts included in measurement of lease liabilities	$5,120	$4,409	$1,795

Purchase Commitments

The Company is obligated to certain minimum inventory purchase commitment requirements with a third-party supplier through December 2026. As of December 31, 2023, the remaining minimum purchase commitment required by the Company under the agreement was $13.9 million.

Litigation

The Company is and may become involved in various legal proceedings arising from its business activities. While management is not aware of any litigation matter that in and of itself would have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular year. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in the Company’s consolidated financial statements. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of the Company’s potential liability.

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

8. Orthotec Settlement

On September 26, 2014, the Company entered into a Settlement and Release Agreement, dated as of August 13, 2014, by and among the Company and its direct subsidiaries, including Alphatec Spine, Inc., Alphatec Holdings International C.V., Scient'x S.A.S. and Surgiview S.A.S.; HealthpointCapital, LLC, HealthpointCapital Partners, L.P., HealthpointCapital Partners II, L.P., John H. Foster and Mortimer Berkowitz III; and Orthotec, LLC and Patrick Bertranou, (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay Orthotec, LLC $49.0 million in cash, including initial cash payments totaling $1.75 million, which the Company paid in March 2014, and an additional lump sum payment of $15.75 million, which the Company paid in April 2014. The Company agreed to pay the remaining $31.5 million in 28 quarterly installments of $1.1 million and one additional quarterly installment of $0.7 million, commencing October 1, 2014. The unpaid balance of the principal amount due accrued interest at the rate of 7% per year until paid in full. The accrued but unpaid interest was paid in quarterly installments of $1.1 million (or the full amount of the accrued but unpaid interest if less than $1.1 million) following the full payment of the $31.5 million in quarterly installments.

As of December 31, 2023, the Company has paid all installment payments due, including imputed interest, under the Settlement Agreement and no balance remains outstanding.

9. Equity

Common Stock

There were 200,000,000 shares of common stock authorized at December 31, 2023 and 2022. On October 27, 2023, the Company completed an underwritten public offering (the "Public Offering") of 14,300,000 shares of the Company’s common stock at a public offering price of $10.50 per share. On November 17, 2023, the underwriters exercised their option to purchase 470,769 additional shares. The net proceeds from the offering were approximately $145.8 million, including the underwriting discounts and commissions and offering expenses paid by the Company. On August 11, 2023, the Company completed an at the market offering of 668,484 shares of the Company’s common stock. The net proceeds from the offering were approximately $9.9 million, including the underwriting discounts and commissions and offering expenses paid by the Company. On April 19, 2023, the Company completed a registered securities offering (the “Offering”) of 4,285,715 shares of the Company’s common stock at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by the Company.

On March 1, 2021, the Company completed the sale of 12,421,242 shares of common stock for gross proceeds of $138.0 million, and net proceeds of approximately $131.8 million, net of $6.2 million in fees.

On August 3, 2021, the Company’s Board of Directors authorized the Company to repurchase an aggregate of up to $25.0 million of shares of the Company’s common stock. On August 10, 2021, The Company repurchased 1,806,358 shares of its common stock for approximately $25.0 million in privately negotiated transactions. There were no repurchases of common stock during the years ended December 31, 2023 or 2022.

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2023, and 2022, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2023 and 2022. The redeemable preferred stock is presented separately from stockholders’ equity in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share are reported as a dividend.

2017 PIPE Warrants

The 2017 common stock warrants (the “2017 PIPE Warrants”) had a five-year life and were exercisable by cash exercise only. The 2017 PIPE Warrants expired in 2022, and no 2017 PIPE warrants remained outstanding as of December 31, 2022. During the year ended December 31, 2022, there were approximately 2,312,000 2017 PIPE Warrant exercises for total cash proceeds of $3.5 million.

2018 PIPE Warrants

The 2018 common stock warrants (the “2018 PIPE Warrants”) had a five-year life and were exercisable by cash or cashless exercise. The 2018 PIPE Warrants expired in May 2023, and no 2018 PIPE warrants remained outstanding as of December 31, 2023. During the year ended December 31, 2023, there were approximately 6,311,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million. During the year ended December 31, 2022, there were approximately 2,168,000 2018 PIPE Warrant exercises for total cash proceeds of $0.4 million.

SafeOp Surgical Merger Warrants

The SafeOp common stock warrants (the “SafeOp Warrants”), had a five-year life and were exercisable by cash or cashless exercise. The SafeOp Warrants expired in May 2023, and no SafeOp Warrants remained outstanding as of December 31, 2023. During the year ended December 31, 2023, there were 937,000 cashless SafeOp Warrant exercises. During the year ended December 31, 2022, there were approximately 257,000 cashless SafeOp Warrant exercises.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of December 31, 2023.

Executive Warrants

The Company issued warrants to Mr. Patrick S. Miles, the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years. No Executive Warrants have been exercised as of December 31, 2023.

A summary of all outstanding warrants as of December 31, 2023 is as follows (in thousands):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2024
Other*	132	$7.45	Various through June 2026
Total	8,219

*Represents weighted average strike price

10. Stock Benefit Plans and Stock-Based Compensation

2016 Equity Incentive Plan

In 2016 the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Company’s 2005 Employee, Director and Consultant Stock Plan. The 2016 Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. Restricted stock unit awards and performance unit awards generally vest over a three or four year period and vest immediately upon a change in control of the Company. On June 14, 2023, the Company’s shareholders approved an amendment to the 2016 Plan which increased the shares of common stock available for issuance under the 2016 Plan by 9,300,000 shares, resulting in total common stock reserved for issuance under the 2016 Plan of 26,383,333 shares. As of December 31, 2023, approximately 7,097,000 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan expires in May 2026.

2016 Employment Inducement Award Plan

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for the employee to begin employment with the Company. On October 25, 2023, the Company’s Board of Directors approved an amendment to the Company’s Inducement Plan which increased the shares of common stock available for issuance under the Inducement Plan by 600,000 shares, resulting in total common stock available for issuance under the plan of 4,150,000 shares. As of December 31, 2023 the Inducement Plan had approximately 567,000 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans. As of December 31, 2023, approximately 476,000 restricted shares and approximately 12,500 common stock warrants have been granted under the 2019 Management Objective Strategic Incentive Plan.

2017 Distributor Inducement Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,000,000 shares of common stock to independent third-party sales agents whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to an independent sales agent shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. On October 26, 2023, the Company’s Board of Directors approved an amendment to the Company’s Distributor Inducement Plan which increased the shares of common stock available for issuance under the Distributor Inducement Plan by 500,000 shares, resulting in total common stock available for issuance under the plan of 1,500,000 shares. As of December 31, 2023, approximately 345,000 warrants and approximately 595,000 shares of restricted common stock were granted under the 2017 Distributor Inducement Plan. As of December 31, 2023, approximately 338,000 warrants and approximately 579,000 shares of common stock were earned or issued.

2017 Development Services Plan

Under the 2017 Development Services Plan, the Company is authorized to issue up to 8,000,000 shares of common stock to third-parties upon the achievement of certain revenue milestones associated with certain developed products. Future payments for product and/or intellectual property development work may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Each common stock issuance is contingent on net sales-based criteria and other provisions, including the satisfaction of applicable laws regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements for development of a wide variety of potential products and intellectual property, with the possibility of issuing shares of common stock. On October 26, 2023, the Company’s Board of Directors approved an amendment to the Company’s Development Services Plan which increased the shares of common stock available for issuance under the Development Services Plan by 2,000,000 shares, resulting in total common stock available for issuance under the plan of 10,000,000 shares. As of December 31, 2023, 2,362,000 shares have been earned or issued under the Development Services Plan. The Company recognizes stock-based compensation once the achievement of the performance criteria and vesting conditions are deemed probable.

Stock-Based Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$25,082	$2,597	$737
Research and development	18,741	5,016	4,056
Sales, general and administrative	37,421	32,943	31,657
Total	$81,244	$40,556	$36,450

Stock Options

A summary of the Company’s stock option activity under the equity plans and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	2,916	$3.38
Exercised	(399)	2.40
Forfeited	(48)	20.46
Outstanding at December 31, 2023	2,469	$3.20	4.22	$29,446
Options vested and expected to vest at December 31, 2023	2,469	$3.20	4.22	$29,466
Options exercisable at December 31, 2023	2,444	$3.11	4.19	$29,371

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2021 was $9.88. There were no stock options granted during the years ended December 31, 2023 and 2022. The total intrinsic value of stock options exercised was $5.2 million, $3.4 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate intrinsic value of options at December 31, 2023 is based on the Company’s closing stock price on the last business day of 2023 of $15.11 per share.

The weighted average assumptions used to compute the stock-based compensation costs for the stock options granted during the year ended December 31, 2021 are as follows:

Year Ended December 31,
2021
Risk-free interest rate	0.84%
Expected dividend yield	—
Weighted average expected life (years)	6.07
Volatility	87.38%

As of December 31, 2023, there was $0.2 million of unrecognized compensation expense for stock options which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.18 years.

Restricted Stock Units and Performance Based Restricted Stock Units

The following table summarizes information about the restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2022	8,533	$6.63
Awarded	6,162	15.39
Vested	(6,724)	10.72
Forfeited	(258)	11.30
Unvested at December 31, 2023	7,713	$13.56	1.01

The weighted-average grant-date fair value per share of awards granted during the years ended December 31, 2023, 2022 and 2021 was $15.39, $8.13 and $12.79, respectively. The total fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $104.3 million, $35.2 million and $43.9 million, respectively.

As of December 31, 2023, there was $58.9 million of unrecognized compensation expense for restricted stock awards, restricted stock units, and performance-based restricted units which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.52 years.

Employee Stock Purchase Plan

In 2007, the Company adopted the ESPP. On June 14, 2023, the Company’s shareholders approved a third amendment to the ESPP which increased the number of shares of common stock available for purchase under the ESPP by 1,500,000 shares, resulting in total common stock reserved for issuance under the ESPP of 3,637,449 shares. As of December 31, 2023, approximately 1,243,000 shares were available under the ESPP for future issuance.

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

During the years ended December 31, 2023, 2022 and 2021 there were approximately 375,000, 429,000 and 227,000 shares of common stock, issued under the ESPP, respectively. The Company recognized $1.7 million, $1.6 million and $1.1 million in expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.54% - 5.41%	0.07% - 4.54%	0.04% - 0.12%
Expected dividend yield	—	—	—
Expected term (years)	0.41 - 0.60	0.50 - 0.60	0.50
Volatility	40.87% - 62.77%	50.29% - 64.53%	49.98% - 78.37%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2023
Stock options outstanding	2,469
Unvested restricted stock units	7,713
Employee stock purchase plan	1,243
Senior convertible notes	17,246
Warrants outstanding	8,219
Authorized for future grant under the Distributor and Development Services plans	560
Authorized for future grant under the Management Objective Strategic Incentive Plan	11
Authorized for future grant under the Company Equity plans	7,665
45,126

11. Income Taxes

The components of the pretax loss are presented in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. Domestic	$(178,313)	$(146,627)	$(127,943)
Foreign	(8,602)	(5,382)	(16,219)
Net loss before taxes	$(186,915)	$(152,009)	$(144,162)

The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax provision:
Federal	$76	$(764)	$123
State	332	(140)	166
Foreign	145	301	66
Total current	553	(603)	355
Deferred income tax provision:
Federal	37	583	(159)
State	—	160	(32)
Foreign	(867)	(856)	(1,294)
Total deferred	(830)	(113)	(1,485)
Total income tax provision	$(277)	$(716)	$(1,130)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Adjustments for tax effects of:
State taxes, net	(0.13)	0.03	(0.07)
Stock-based compensation	(1.12)	(1.79)	(0.48)
Rate differential	0.18	0.43	0.43
Foreign taxes	(0.07)	(0.05)	(0.05)
Other permanent adjustments	(0.21)	0.21	0.08
Credits	1.53	0.00	0.00
Federal uncertain tax positions	(1.50)	0.03	(0.08)
Expiration of tax attribute	(0.09)	(1.60)	0.00
Liquidation entries	0.00	0.86	0.00
Other	0.70	(0.27)	(0.13)
Valuation allowance	(20.12)	(18.38)	(19.91)
Effective income tax rate	0.17%	0.47%	0.79%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$167,389	$146,464
Interest	16,230	12,979
Capitalized research and development expenses	25,633	12,062
Inventory	12,095	11,298
Lease liability	7,268	7,975
Stock-based compensation	14,024	5,786
Accruals and reserves	6,162	4,806
Legal settlement	440	2,302
Income tax credit carryforwards	4,231	1,566
Total deferred tax assets	253,472	205,238
Valuation allowance	(211,454)	(167,860)
Total deferred tax assets, net of valuation allowance	42,018	37,378
Deferred tax liabilities:
Property and equipment	(26,367)	(19,610)
Goodwill and intangibles	(13,399)	(15,518)
Right-of-use assets	(6,837)	(7,250)
Unrealized foreign exchange gain	(254)	(514)
Total deferred tax liabilities	(46,857)	(42,892)
Net deferred tax assets	$(4,839)	$(5,514)

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2023, a valuation allowance of $211.5 million has been established against the deferred tax assets, as the Company has determined that it is currently not likely that these assets will be realized. During the years ended December 31, 2023, 2022 and 2021, the valuation allowance increased by $43.6 million, $39.4 million and $41.0 million, respectively.

In determining the need for a valuation allowance, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based on the review of all positive and negative evidence, including a three-year cumulative pretax loss, the Company determined that a full valuation allowance should be recorded against its deferred tax assets, with the exception of the net indefinite lived deferred tax liabilities and the Company’s Texas Temporary Credit for Business Loss Carryforwards.

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefit at the beginning of the year	$6,079	$15,165	$2,452
Increases in tax positions for current year relating to acquisitions	—	—	12,713
Increases in tax positions for prior years	1,632	—	—
Decreases in tax positions for prior years	—	(8,929)	—
Increases in tax positions for current year relating to ongoing operations	1,435	173	—
Decreases in tax positions as a result of a lapse of statute of limitations	(81)	(330)	—
Unrecognized tax benefits at the end of the year	$9,065	$6,079	$15,165

At December 31, 2023, 2022 and 2021, $8.6 million, $5.6 million and $14.5 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classifies uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year. The Company recognizes interest and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2023, 2022 and 2021, there were $0.1 million, $0.04 million and $0.2 million in accrued interest and penalties, respectively.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2019. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.

At December 31, 2023, the Company had federal, state, and foreign net operating loss carryforwards of $567.3 million, $448.3 million and $117.7 million, respectively. Federal and state net operating losses generated after December 31, 2017 of $437.4 million and $95.4 million, respectively, can be carried forward indefinitely. The remaining federal and state net operating losses begin expiring at various dates beginning in 2024 through 2043, while foreign net operating losses in France carryforward indefinitely. At December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $5.4 million and $3.5 million, respectively. The federal research and development tax credits begin expiring in 2042 and the state research and development tax credits do not have an expiration date and may be carried forward indefinitely. At December 31, 2023, the Company also had interest expense carryovers of $67.2 million which can be carried forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed formal study through the year ended December 31, 2018 and determined ownership changes within the meaning of IRC Section 382 had occurred. The Company adjusted federal tax attribute carry forwards and deferred tax assets accordingly. The Company will make adjustments to the fully reserved attributes as further studies are completed.

12. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the years ended December 31, 2023, 2022 and 2021, the Company purchased inventory in the amounts of $19.6 million, $10.3 million and $7.7 million, respectively, from the Squadron Supplier Affiliate. As of December 31, 2023 and 2022, the Company had $5.4 million and $2.4 million, respectively, due to the Squadron Supplier Affiliate.

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue			Property and equipment, net
	Year Ended December 31,			December 31,
(in thousands)	2023	2022	2021	2023	2022
United States	$445,351	$326,697	$223,911	$147,705	$99,050
International	36,911	24,170	19,301	2,130	2,902
Total	$482,262	$350,867	$243,212	$149,835	$101,952