Form 10-Q
period 2024-03-31
Alphatec Holdings, Inc.
filed 2024-05-07
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 139,883,919 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$144,085	$220,970
Accounts receivable, net of allowances of $1,831 and $910, respectively	88,648	72,613
Inventories	152,981	136,842
Prepaid expenses and other current assets	19,578	20,666
Total current assets	405,292	451,091
Property and equipment, net	171,128	149,835
Right-of-use assets	23,631	26,410
Goodwill	72,249	73,003
Intangible assets, net	99,814	102,451
Other assets	2,467	2,418
Total assets	$774,581	$805,208
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,358	$48,985
Accrued expenses and other current liabilities	87,509	87,712
Contract liabilities	13,632	13,910
Short-term debt	2,548	1,808
Current portion of operating lease liabilities	5,239	5,159
Total current liabilities	169,286	157,574
Long-term debt	511,889	511,035
Operating lease liabilities, less current portion	21,069	23,677
Other long-term liabilities	11,182	11,203
Commitments and contingencies (Note 9)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2024 and December 31, 2023; 3,319 shares issued and outstanding at March 31, 2024 and December 31, 2023	23,603	23,603
Stockholders' equity:
Common stock, $0.0001 par value; 200,000 authorized; 142,422 shares issued and 142,410 shares outstanding at March 31, 2024; and 139,257 shares issued and 139,245 shares outstanding at December 31, 2023	14	14
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,240,879	1,230,484
Accumulated other comprehensive loss	(10,787)	(8,323)
Accumulated deficit	(1,167,457)	(1,118,962)
Total stockholders’ equity	37,552	78,116
Total liabilities and stockholders’ equity	$774,581	$805,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue from products and services	$138,477	$109,110
Cost of sales	41,126	38,685
Gross profit	97,351	70,425
Operating expenses:
Research and development	18,012	13,260
Sales, general and administrative	113,727	91,262
Litigation-related expenses	4,428	3,192
Amortization of acquired intangible assets	3,854	2,883
Transaction-related expenses	(117)	—
Restructuring expenses	788	175
Total operating expenses	140,692	110,772
Operating loss	(43,341)	(40,347)
Other expense, net:
Interest expense, net	(5,341)	(3,874)
Other income, net	118	706
Total other expense, net	(5,223)	(3,168)
Net loss before taxes	(48,564)	(43,515)
Income tax (benefit) provision	(69)	14
Net loss	$(48,495)	$(43,529)
Net loss per share, basic and diluted	$(0.34)	$(0.40)
Weighted average shares outstanding, basic and diluted	140,980	109,751

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(48,495)	$(43,529)
Foreign currency translation adjustments	(2,464)	1,105
Comprehensive loss	$(50,959)	$(42,424)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	17,322	—	—	—	17,322
Common stock issued for warrant exercises	30	—	150	—	—	—	150
Common stock issued for stock option exercises	56	—	156	—	—	—	156
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	3,079	—	(7,560)	—	—	—	(7,560)
Reclassification of equity-based liability	—	—	327	—	—	—	327
Foreign currency translation adjustments	—	—	—	—	(2,464)	—	(2,464)
Net loss	—	—	—	—	—	(48,495)	(48,495)
Balance at March 31, 2024	142,410	$14	$1,240,879	$(25,097)	$(10,787)	$(1,167,457)	$37,552

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	deficit
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)
Stock-based compensation	—	—	16,462	—	—	—	16,462
Common stock issued for warrant exercises	4,443	1	456	—	—	—	457
Common stock issued for stock option exercises	349	—	768	—	—	—	768
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,027	—	(2,331)	—	—	—	(2,331)
Reclassification of equity-based liability	—	—	3,373	—	—	—	3,373
Foreign currency translation adjustments	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(43,529)	(43,529)
Balance at March 31, 2023	113,459	$12	$952,265	$(25,097)	$(9,689)	$(975,853)	$(58,362)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(48,495)	$(43,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,885	11,692
Stock-based compensation	17,322	16,462
Amortization of debt discount and debt issuance costs	1,058	697
Amortization of right-of-use assets	1,031	831
Write-down for excess and obsolete inventories	2,979	2,098
Loss on disposal of assets	832	716
Other	1,655	590
Changes in operating assets and liabilities:
Accounts receivable	(17,058)	(2,478)
Inventories	(19,514)	(8,540)
Prepaid expenses and other current assets	812	(2,309)
Other assets	(141)	40
Accounts payable	6,780	5,820
Accrued expenses	(2,551)	(705)
Lease liabilities	(1,047)	(763)
Contract liabilities	(184)	1,883
Other long-term liabilities	198	(829)
Net cash used in operating activities	(38,438)	(18,324)
Investing activities:
Purchase of property and equipment	(31,312)	(16,278)
Purchase of intangible assets	(2,306)	(538)
Net cash used in investing activities	(33,618)	(16,816)
Financing activities:
Proceeds from revolving credit facility	42,000	—
Repayment of revolving credit facility	(42,000)	(27,500)
Proceeds from term loan, net of debt discount	—	98,500
Payment of debt issuance costs	—	(3,193)
Net cash paid for common stock exercises	(4,697)	(1,106)
Proceeds from financed insurance	1,156	1,328
Other	(829)	(919)
Net cash (used in) provided by financing activities	(4,370)	67,110
Effect of exchange rate changes on cash	(459)	32
Net change in cash and cash equivalents	(76,885)	32,002
Cash and cash equivalents at beginning of period	220,970	84,696
Cash and cash equivalents at end of period	$144,085	$116,698
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,463	$3,734
Supplemental disclosure of noncash activities:
Financed insurance	$1,156	$1,328
Purchases of property and equipment in accounts payable and accrued expenses	$5,795	$1,851

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Significant Accounting Policies

The Company

Alphatec Holdings, Inc. (the “Company”), through its wholly owned subsidiaries, Alphatec Spine, Inc. (“Alphatec Spine”), SafeOp Surgical, Inc. (“SafeOp”), and EOS imaging S.A.S. (“EOS”), is a medical technology company focused on the design, development, and advancement of technology for the better surgical treatment of spinal disorders. The Company, headquartered in Carlsbad, California, markets its products in the United States and internationally via a network of independent sales agents and direct sales representatives.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, goodwill, intangible assets, allowances for doubtful accounts, deferred tax assets, inventories, stock-based compensation, revenues, income tax uncertainties, and other contingencies.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements, and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

The Company records a contract asset when one or more performance obligations have been completed by the Company and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. Contract assets are generally short-term in nature. The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance of its performance. These amounts primarily relate to undelivered equipment and related services, or maintenance agreements. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company does not have observable evidence of the standalone selling price related to its future service obligations; therefore, the Company estimates the selling price using an expected cost plus a margin approach. The transaction price is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact on its consolidated financial statements and related disclosures.

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

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,877	—	—	$56,877
Total cash equivalents	$56,877	—	—	$56,877

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,662	—	—	$76,662
Total cash equivalents	$76,662	—	—	$76,662

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $329.3 million at March 31, 2024 and approximately $335.4 million at December 31, 2023.

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

4. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$21,569	$23,394
Work-in-process	140	950
Finished goods	131,272	112,498
Inventories	$152,981	$136,842

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2024	December 31, 2023
Surgical instruments	4	$255,640	$224,357
Machinery and equipment	7	11,942	11,633
Computer equipment	8	28,428	5,778
Office furniture and equipment	5	6,177	6,225
Leasehold improvements	various	4,016	3,986
Construction in progress	n/a	4,769	24,732
		310,972	276,711
Less: accumulated depreciation and amortization		(139,844)	(126,876)
Property and equipment, net		$171,128	$149,835

Total depreciation expense was $13.7 million and $8.6 million for the three months ended March 31, 2024 and 2023, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended March 31, 2024 includes the following (in thousands):

December 31, 2023	$73,003
Foreign currency fluctuation	(754)
March 31, 2024	$72,249

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
March 31, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$105,743	$(29,803)	$75,940
Trademarks and trade names	7	5,469	(1,664)	3,805
Customer relationships	3	14,315	(9,045)	5,270
Distribution network	1	2,413	(2,292)	121
Total amortized intangible assets		127,940	(42,804)	85,136

Software in development	n/a	10,393	—	10,393
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$142,618	$(42,804)	$99,814
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$106,782	$(26,560)	$80,222
Trademarks and trade names	7	5,588	(1,561)	4,027
Customer relationships	3	14,504	(8,692)	5,812
Distribution network	1	2,413	(2,242)	171
Total amortized intangible assets		129,287	(39,055)	90,232

Software in development	n/a	7,934	—	7,934
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$141,506	$(39,055)	$102,451

Total amortization expense attributed to intangible assets was $4.2 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2024	$14,450
2025	15,061
2026	15,061
2027	12,839
2028	11,106
Thereafter	16,619
$85,136

7. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$1,691	$3,865

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract liabilities	$16,044	$16,474
Less: Non-current portion of contract liabilities	2,412	2,564
Current portion of contract liabilities	$13,632	$13,910

The Company recognized $3.1 million of revenue from the opening contract liabilities balance for the three months ended March 31, 2024.

8. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of March 31, 2024, the outstanding balance under the Braidwell Term Loan was $150.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of March 31, 2024, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $2.9 million and $1.2 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of March 31, 2024 was 11.2%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 2.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of March 31, 2024 was 12.2%. During the three months ended March 31, 2024, the Company recognized interest expense on the Braidwell Term Loan of $4.4 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the three months ended March 31, 2023, the Company recognized interest expense on the Braidwell Term Loan of $2.8 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2024.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request increases up to $25.0 million in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Company subsequently increased the borrowing capacity by $5.0 million for a total borrowing capacity of $55.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of March 31, 2024, the outstanding balance under the Revolving Credit Facility was $50.0 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of March 31, 2024, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $1.0 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of March 31, 2024 was 8.9%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.4 million and $0.3 million, which includes approximately $0.1 million and $0.1 million for the amortization of debt issuance costs, during the three months ended March 31, 2024 and 2023, respectively. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of March 31, 2024, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2024.

0.75% Convertible Senior Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured 2026 Notes with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses. The 2026 Notes do not contain any financial covenants.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of March 31, 2024.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million, which includes $0.5 million for the amortization of debt issuance costs, during the three months ended March 31, 2024 and 2023. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal	$316,250	$316,250
Unamortized debt issuance costs	(4,791)	(5,293)
Net carrying value	$311,459	$310,957

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of March 31, 2024 was $2.9 million and $1.3 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of March 31, 2024 (in thousands):

Remainder of 2024	$2,181
2025	1,704
2026	317,774
2027	50,629
2028	154,875
Total	527,163
Less: unamortized debt discount and debt issuance costs	(12,726)
Total	514,437
Less: current portion of long-term debt	(2,548)
Long-term debt	$511,889

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three months ended March 31, 2024 were immaterial. The Company had an immaterial amount of financing leases as of March 31, 2024, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of March 31, 2024 (in thousands):

Remainder of 2024	$4,197
2025	5,034
2026	4,651
2027	4,621
2028	4,148
Thereafter	8,582
Total undiscounted lease payments	31,233
Less: imputed interest	(4,925)
Operating lease liabilities	26,308
Less: current portion of operating lease liabilities	(5,239)
Operating lease liabilities, less current portion	$21,069

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.2	6.5
Weighted-average discount rate	5.5%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Rent expense	$1,466	$1,244
Cash paid for amounts included in measurement of lease liabilities	$1,419	$4,366

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of March 31, 2024, the remaining minimum purchase commitment required by the Company under the agreement is $12.5 million.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of March 31, 2024, the Company has not recorded any liability on the condensed consolidated balance sheet related to this matter.

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

10. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of sales	$483	$6,006
Research and development	4,315	1,317
Sales, general and administrative	12,524	9,139
Total	$17,322	$16,462

As of March 31, 2024, there was $100.9 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.97 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 3,154,000 and 1,967,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2024 and 2023, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended March 31, 2024 and 2023, there were no shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	5.41%	4.54%
Expected dividend yield	—	—
Expected term (years)	0.50	0.60
Volatility	58.41%	62.77%

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of March 31, 2024.

Executive Warrants

The Company issued warrants to the Company’s Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years. No Executive Warrants have been exercised as of March 31, 2024.

A summary of all outstanding warrants for common stock as of March 31, 2024, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2024
Other(1)	129	$10.10	Various through June 2026
Total	8,216
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue		Property and equipment, net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2024	2023	2024	2023
United States	$129,845	$99,969	$168,461	$147,705
International	8,632	9,141	2,667	2,130
Total	$138,477	$109,110	$171,128	$149,835

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(48,495)	$(43,529)
Denominator:
Weighted average common shares outstanding	140,980	109,751
Net loss per share, basic and diluted:	$(0.34)	$(0.40)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2024	2023
Options to purchase common stock and employee stock purchase plan	2,611	2,706
Unvested restricted stock unit awards	8,783	7,037
Warrants to purchase common stock	8,216	9,654
Senior convertible notes	17,246	17,246
Total	36,856	36,643

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

The Company’s effective tax rate from operations was 0.14% and (0.03%) for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

14. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three months ended March 31, 2024 and 2023, the Company purchased inventory in the amounts of $4.7 million and $3.6 million, respectively, from the Squadron Supplier Affiliate. As of March 31, 2024, and December 31, 2023, the Company had $3.5 million and $5.4 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep, collective industry know-how, we aim to revolutionize the approach to spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up are designed to integrate with our expanding Alpha InformatiX™ product platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies, and are perpetually innovating to accomplish our ultimate vision, which is to be the standard bearer in spine.

The application of our team’s deep spine know-how, coupled with a willingness to invest holistically in the technologies integrated into our procedural approaches continues to increasingly compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion, which has delivered an approximately 40% revenue compound annual growth rate since our transformation commenced in 2018.

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

Transaction-related expenses. Transaction-related expenses consist of one-time costs associated with business combinations and asset acquisitions. These items may include but are not limited to consulting and legal fees, and other related deal costs.

Restructuring expenses. Restructuring expenses are primarily associated with the realignment of our operations and geographical footprint to achieve synergies, in which we incur one-time costs related to exiting and/or relocating our facilities, and personnel related expenses including severance and other costs.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2024, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2024	2023	$	%
Revenue from products and services	$138,477	$109,110	$29,367	27%

Revenue from products and services increased $29.4 million, or 27%, during the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended March 31,		Change
(in thousands, except %)	2024	2023	$	%
Cost of sales	$41,126	$38,685	$2,441	6%

Cost of sales increased $2.4 million, or 6%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in product volume offset by a decrease in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. During the three months ended March 31, 2023, the vesting conditions of certain of these amended awards were deemed probable. There were no such vesting conditions met during the three months ended March 31, 2024 resulting in a decrease in stock-based compensation for the period.

Operating expenses

	Three Months Ended March 31,		Change
(in thousands, except %)	2024	2023	$	%
Operating expenses:
Research and development	$18,012	$13,260	$4,752	36%
Sales, general and administrative	113,727	91,262	22,465	25%
Litigation-related expenses	4,428	3,192	1,236	39%
Amortization of acquired intangible assets	3,854	2,883	971	34%
Transaction-related expenses	(117)	—	(117)	(100)%
Restructuring expenses	788	175	613	350%
Total operating expenses	$140,692	$110,772	$29,920	27%

Research and development expenses. Research and development expenses increased $4.8 million, or 36%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio and an increase in stock-based compensation associated with Development Service Agreements described above.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $22.5 million, or 25%, during the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we continued to increase our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses increased $1.2 million, or 39%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily related to legal fees associated with ongoing litigation matters.

Amortization of acquired intangible assets. The increase in amortization of acquired intangible assets is primarily due to amortization of intangible assets acquired in the acquisition of the navigation-enabled robotics platform ("Valence") in April 2023.

Transaction-related expenses. The decrease in transaction-related expenses for the three months ended March 31, 2024, is primarily due to the release of certain accruals for third-party professional service costs associated with the Valence acquisition.

Restructuring expenses. The increase in restructuring expenses for the three months ended March 31, 2024 is primarily due to costs associated with the relocation of office facilities in Paris, France.

Total interest expense and other expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2024	2023	$	%
Other expense, net:
Interest expense, net	$(5,341)	$(3,874)	$(1,467)	38%
Other income, net	118	706	(588)	(83)%
Total other expense, net	$(5,223)	$(3,168)	$(2,055)	65%

The increase in interest expense, net for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to higher interest rates related to our Revolving Credit Facility and Braidwell Term Loan. The change in other income, net, compared to the same period in 2023, was primarily due to an employee retention credit received during the three months ended March 31, 2023.

Income tax provision

	Three Months Ended March 31,		Change
(in thousands, except %)	2024	2023	$	%
Income tax (benefit) provision	$(69)	$14	$(83)	(593)%

The change in the income tax provision for the three months ended March 31, 2024, compared to the same period in 2023, was primarily related to the recognition of income taxes in several jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

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

A substantial portion of our operations are in the United States ("U.S."), and most of our net sales have been made in the U.S. Accordingly, we do not have material exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the U.S. continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations.

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

Cash and cash equivalents were $144.1 million and $221.0 million at March 31, 2024, and December 31, 2023, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(38,438)	$(18,324)
Investing activities	(33,618)	(16,816)
Financing activities	(4,370)	67,110
Effect of exchange rate changes on cash	(459)	32
Net increase (decrease) in cash and cash equivalents	$(76,885)	$32,002

Operating Activities

We used cash of $38.4 million from operating activities for the three months ended March 31, 2024, which is primarily related to inventory purchases to support the commercial launch of new products and the growth of our business, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $33.6 million in investing activities for the three months ended March 31, 2024, which is primarily related to the purchase of surgical instruments to support the commercial launch of new products and the growth of our business.

Financing Activities

We used cash of $4.4 million in financing activities for the three months ended March 31, 2024, which is primarily related to cash paid for net tax withholdings associated with common stock exercises.

Debt and Commitments

As of March 31, 2024, we had $150.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of March 31, 2024, we had $50.0 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of March 31, 2024, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2024, we had $4.2 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of March 31, 2024, the remaining minimum purchase commitment under the agreement was $12.5 million.

Contractual obligations and commercial commitments

As of March 31, 2024, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC.

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
•
the impact of global economic and political conditions and public health crises on our business and industry; and
•
other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, and there have been no significant changes to this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2024. Based on such evaluation, our management has concluded that as of March 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, we implemented a new Enterprise Resource Planning ("ERP") system. During the three months ended March 31, 2024, there have been no changes, including any changes related to the implementation of the ERP system, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, refer to Note 9 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date Issued	Number of Shares	Grant Date Fair Value per Share (4)
January 2, 2024	17,500(1)	$14.85
January 5, 2024	6,250(2)	$13.74
January 15, 2024	123,333(2)	$14.94
February 7, 2024	614(3)	$16.30
February 9, 2024	4,167(2)	$16.78
March 14, 2024	30,180(3)	$13.35

(1) Consulting services rendered to the Company.

(2) Pursuant to Development Services Agreements for the development of products and intellectual property.

(3) Independent sales agent services rendered to the Company.

(4) Based on the market price of common stock on the issuance date.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

Exhibit	Number Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: May 7, 2024