Form 10-Q
period 2024-06-30
Alphatec Holdings, Inc.
filed 2024-07-31
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 140,459,773 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$99,828	$220,970
Accounts receivable, net of allowances of $4,760 and $910, respectively	83,985	72,613
Inventories	172,314	136,842
Prepaid expenses and other current assets	20,478	20,666
Total current assets	376,605	451,091
Property and equipment, net	180,614	149,835
Right-of-use assets	37,178	26,410
Goodwill	72,008	73,003
Intangible assets, net	99,152	102,451
Other assets	3,029	2,418
Total assets	$768,586	$805,208
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,739	$48,985
Accrued expenses and other current liabilities	75,925	87,712
Contract liabilities	11,775	13,910
Short-term debt	2,289	1,808
Current portion of operating lease liabilities	6,723	5,159
Total current liabilities	169,451	157,574
Long-term debt	516,881	511,035
Operating lease liabilities, less current portion	29,626	23,677
Other long-term liabilities	11,914	11,203
Commitments and contingencies (Note 9)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2024 and December 31, 2023; 3,319 shares issued and outstanding at June 30, 2024 and December 31, 2023	23,603	23,603
Stockholders' equity:
Common stock, $0.0001 par value; 200,000 authorized; 143,014 shares issued and outstanding at June 30, 2024; and 139,257 shares issued and 139,245 shares outstanding at December 31, 2023	14	14
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,261,860	1,230,484
Accumulated other comprehensive loss	(11,529)	(8,323)
Accumulated deficit	(1,208,137)	(1,118,962)
Total stockholders’ equity	17,111	78,116
Total liabilities and stockholders’ equity	$768,586	$805,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from products and services	$145,573	$116,920	$284,050	$226,030
Cost of sales	42,979	52,379	84,105	91,064
Gross profit	102,594	64,541	199,945	134,966
Operating expenses:
Research and development	19,105	14,571	37,117	27,831
Sales, general and administrative	112,731	87,287	226,458	178,549
Litigation-related expenses	2,090	6,908	6,518	10,100
Amortization of acquired intangible assets	3,836	3,705	7,690	6,588
Transaction-related expenses	—	1,900	(117)	1,900
Restructuring expenses	139	29	927	204
Total operating expenses	137,901	114,400	278,593	225,172
Operating loss	(35,307)	(49,859)	(78,648)	(90,206)
Other expense, net:
Interest expense, net	(5,815)	(3,892)	(11,156)	(7,766)
Other income, net	156	2,324	274	3,030
Total other expense, net	(5,659)	(1,568)	(10,882)	(4,736)
Net loss before taxes	(40,966)	(51,427)	(89,530)	(94,942)
Income tax benefit	(286)	(50)	(355)	(36)
Net loss	$(40,680)	$(51,377)	$(89,175)	$(94,906)
Net loss per share, basic and diluted	$(0.29)	$(0.43)	$(0.63)	$(0.83)
Weighted average shares outstanding, basic and diluted	142,687	118,719	141,845	114,260

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(40,680)	$(51,377)	$(89,175)	$(94,906)
Foreign currency translation adjustments	(742)	178	(3,206)	1,283
Comprehensive loss	$(41,422)	$(51,199)	$(92,381)	$(93,623)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	17,322	—	—	—	17,322
Common stock issued for warrant exercises	30	—	150	—	—	—	150
Common stock issued for stock option exercises	56	—	156	—	—	—	156
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	3,079	—	(7,560)	—	—	—	(7,560)
Reclassification of equity-based liability	—	—	327	—	—	—	327
Foreign currency translation adjustments	—	—	—	—	(2,464)	—	(2,464)
Net loss	—	—	—	—	—	(48,495)	(48,495)
Balance at March 31, 2024	142,410	$14	$1,240,879	$(25,097)	$(10,787)	$(1,167,457)	$37,552
Stock-based compensation	—	—	16,960	—	—	—	16,960
Common stock issued for employee stock purchase plan and stock option exercises	283	—	2,524	—	—	—	2,524
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	303	—	(265)	—	—	—	(265)
Common stock issued for asset acquisition	18	—	250	—	—	—	250
Reclassification of equity-based liability	—	—	1,512	—	—	—	1,512
Foreign currency translation adjustments	—	—	—	—	(742)	—	(742)
Net loss	—	—	—	—	—	(40,680)	(40,680)
Balance at June 30, 2024	143,014	$14	$1,261,860	$(25,097)	$(11,529)	$(1,208,137)	$17,111

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	deficit
Balance at December 31, 2022	106,640	$11	$933,537	$(25,097)	$(10,794)	$(932,324)	$(34,667)
Stock-based compensation	—	—	16,462	—	—	—	16,462
Common stock issued for warrant exercises	4,443	1	456	—	—	—	457
Common stock issued for stock option exercises	349	—	768	—	—	—	768
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,027	—	(2,331)	—	—	—	(2,331)
Reclassification of equity-based liability	—	—	3,373	—	—	—	3,373
Foreign currency translation adjustments	—	—	—	—	1,105	—	1,105
Net loss	—	—	—	—	—	(43,529)	(43,529)
Balance at March 31, 2023	113,459	$12	$952,265	$(25,097)	$(9,689)	$(975,853)	$(58,362)
Stock-based compensation	—	—	24,194	—	—	—	24,194
Common stock issued for warrant exercises	1,121	—	172	—	—	—	172
Common stock issued for employee stock purchase plan and stock option exercises	274	—	2,277	—	—	—	2,277
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	2,711	—	(2,934)	—	—	—	(2,934)
Common stock offering, net of offering costs of $2,489	4,286	—	57,511	—	—	—	57,511
Reclassification of equity-based liability	—	—	188				188
Foreign currency translation adjustments	—	—	—	—	178	—	178
Net loss	—	—	—	—	—	(51,377)	(51,377)
Balance at June 30, 2023	121,851	$12	$1,033,673	$(25,097)	$(9,511)	$(1,027,230)	$(28,153)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(89,175)	$(94,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,762	25,375
Stock-based compensation	34,282	40,656
Amortization of debt discount and debt issuance costs	2,119	1,710
Amortization of right-of-use assets	2,225	1,689
Write-down for excess and obsolete inventories	6,857	6,734
Loss on disposal of assets	2,151	1,402
Other	4,988	860
Changes in operating assets and liabilities:
Accounts receivable	(15,293)	98
Inventories	(42,857)	(22,046)
Prepaid expenses and other current assets	(119)	(9,271)
Other assets	(785)	(45)
Accounts payable	22,162	10,324
Accrued expenses	(10,676)	4,361
Lease liabilities	(2,439)	(1,570)
Contract liabilities	(2,017)	1,839
Other long-term liabilities	983	(3,406)
Net cash used in operating activities	(49,832)	(36,196)
Investing activities:
Purchase of property and equipment	(65,412)	(35,417)
Purchase of intangible assets	(4,100)	(1,962)
Acquisition of business	—	(55,000)
Net cash used in investing activities	(69,512)	(92,379)
Financing activities:
Proceeds from revolving credit facility	88,400	55,000
Repayment of revolving credit facility	(84,000)	(47,500)
Net cash paid for common stock exercises	(5,023)	(1,551)
Proceeds from financed insurance	1,156	1,328
Proceeds from term loan, net of debt discount	—	98,473
Payment of debt issuance costs	—	(3,321)
Proceeds from common stock offering	—	57,511
Repayment of OCEANES	—	(13,315)
Other	(1,661)	(1,602)
Net cash (used in) provided by financing activities	(1,128)	145,023
Effect of exchange rate changes on cash	(670)	(124)
Net change in cash and cash equivalents	(121,142)	16,324
Cash and cash equivalents at beginning of period	220,970	84,696
Cash and cash equivalents at end of period	$99,828	$101,020
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,758	$6,840
Cash paid for income taxes	$275	$206
Supplemental disclosure of noncash activities:
Financed insurance	$1,156	$1,328
Purchase of property and equipment in accounts payable and accrued expenses	$3,310	$2,233
Recognition of lease liabilities	$11,517	$—

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other future periods.

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

Excess and Obsolete Inventory

Most of the Company’s inventory is comprised of finished goods, which is primarily produced by third-party suppliers. Specialized implants, fixation products, and biologics are valued by utilizing a standard cost method that includes capitalized variances which together approximates the weighted average cost. Imaging equipment and related parts are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

The Company records a lower of cost or net realizable value (“LCNRV”) inventory reserve for estimated excess and obsolete inventory. In order to market its products effectively and meet the demands of interoperative product placement, the Company maintains and provides surgeons and hospitals with a variety of inventory products and sizes. For each surgery, fewer than all components will be consumed. The need to maintain and provide a wide variety of inventory causes inventory to be held that is not likely to be used.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosure requirements for reportable segments, primarily through enhanced disclosure of significant segment expenses. The guidance in ASU No. 2023-07 allows for a retrospective method of transition. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not intend to early adopt the standard and is in the process of assessing the impact on its consolidated financial statements and related disclosures.

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$40,471	—	—	$40,471
Total cash equivalents	$40,471	—	—	$40,471

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,662	—	—	$76,662
Total cash equivalents	$76,662	—	—	$76,662

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $305.8 million at June 30, 2024, and approximately $335.4 million at December 31, 2023.

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

4. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$22,131	$23,394
Work-in-process	101	950
Finished goods	150,082	112,498
Inventories	$172,314	$136,842

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	June 30, 2024	December 31, 2023
Surgical instruments	4	$280,261	$224,357
Machinery and equipment	7	12,115	11,633
Computer equipment	8	30,520	5,778
Office furniture and equipment	5	6,701	6,225
Leasehold improvements	various	4,322	3,986
Construction in progress	n/a	1,694	24,732
		335,613	276,711
Less: accumulated depreciation and amortization		(154,999)	(126,876)
Property and equipment, net		$180,614	$149,835

Total depreciation expense was $15.7 million and $29.5 million for the three and six months ended June 30, 2024, respectively. Total depreciation expense was $9.8 million and $18.3 million for the three and six months ended June 30, 2023, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended June 30, 2024, includes the following (in thousands):

December 31, 2023	$73,003
Foreign currency fluctuation	(995)
June 30, 2024	$72,008

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
June 30, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$105,461	$(33,228)	$72,233
Trademarks and trade names	7	5,431	(1,785)	3,646
Customer relationships	2	14,254	(9,442)	4,812
Distribution network	-	2,413	(2,343)	70
Total amortized intangible assets		127,559	(46,798)	80,761

Software in development	n/a	12,106	—	12,106
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$145,950	$(46,798)	$99,152
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$106,782	$(26,560)	$80,222
Trademarks and trade names	7	5,588	(1,561)	4,027
Customer relationships	3	14,504	(8,692)	5,812
Distribution network	1	2,413	(2,242)	171
Total amortized intangible assets		129,287	(39,055)	90,232

Software in development	n/a	7,934	—	7,934
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$141,506	$(39,055)	$102,451

Total amortization expense attributed to intangible assets was $4.1 million and $8.3 million for the three and six months ended June 30, 2024, respectively. Total amortization expense attributed to intangible assets was $3.9 million and $7.0 million for the three and six months ended June 30, 2023, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2024	$8,222
2025	15,061
2026	15,061
2027	12,839
2028	10,847
Thereafter	18,731
$80,761

7. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$2,309	$3,865

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract liabilities	$14,623	$16,474
Less: Non-current portion of contract liabilities	2,848	2,564
Current portion of contract liabilities	$11,775	$13,910

The Company recognized $3.3 million and $6.4 million of revenue from the opening contract liabilities balance for the three and six months ended June 30, 2024, respectively.

8. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of June 30, 2024, the outstanding balance under the Braidwell Term Loan was $150.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of June 30, 2024, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $2.7 million and $1.1 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of June 30, 2024 was 11.2%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 2.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of June 30, 2024 was 12.2%. During the three months ended June 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $4.3 million, which includes $0.2 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the six months ended June 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $8.5 million, which includes $0.3 million for the amortization of debt issuance costs and $0.2 million for the debt discount. During the three months ended June 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $2.9 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the six months ended June 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $5.6 million, which includes $0.2 million for the amortization of debt issuance costs and $0.1 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of June 30, 2024.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility provides up to $50.0 million in borrowing capacity to the Company based on a borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company may request increases up to $25.0 million in the Revolving Credit Facility for a total commitment of up to $75.0 million. The Company subsequently increased the borrowing capacity by $5.0 million for a total borrowing capacity of $55.0 million. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of June 30, 2024, the outstanding balance under the Revolving Credit Facility was $54.9 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of June 30, 2024, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.9 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of June 30, 2024 was 8.9%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.8 million and $1.1 million during the three and six months ended June 30, 2024, respectively, which includes approximately $0.1 million for the amortization of debt issuance costs for both periods. The Company recognized interest expense on the Revolving Credit Facility of $0.3 million and $0.8 million during the three and six months ended June 30, 2023, respectively, which includes approximately $0.1 million for the amortization of debt issuance costs for both periods. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of June 30, 2024, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of June 30, 2024.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of June 30, 2024.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million and $2.2 million, respectively, during the three and six months ended June 30, 2024, which includes $0.5 million and $1.0 million for the amortization of debt issuance costs, respectively. The Company recognized interest expense on the 2026 Notes of $1.1 million and $2.1 million, respectively, during the three and six months ended June 30, 2023, which includes $0.5 million and $1.0 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal	$316,250	$316,250
Unamortized debt issuance costs	(4,287)	(5,293)
Net carrying value	$311,963	$310,957

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of June 30, 2024 was $2.8 million and $1.2 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.00%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of June 30, 2024 (in thousands):

Remainder of 2024	$1,305
2025	1,695
2026	317,515
2027	55,515
2028	154,875
Total	530,905
Less: unamortized debt discount and debt issuance costs	(11,735)
Total	519,170
Less: current portion of long-term debt	(2,289)
Long-term debt	$516,881

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and six months ended June 30, 2024 were immaterial. The Company had an immaterial amount of financing leases as of June 30, 2024, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

On December 1, 2023, the Company entered into a nine-year operating lease in Paris, France that commenced on April 1, 2024, and will terminate on December 31, 2032.

Future minimum annual lease payments for all operating leases of the Company are as follows as of June 30, 2024 (in thousands):

Remainder of 2024	$3,653
2025	6,866
2026	6,310
2027	6,258
2028	5,785
Thereafter	15,128
Total undiscounted lease payments	44,000
Less: imputed interest	(7,651)
Operating lease liabilities	36,349
Less: current portion of operating lease liabilities	(6,723)
Operating lease liabilities, less current portion	$29,626

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.7	6.5
Weighted-average discount rate	6.6%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rent expense	$2,040	$1,315	$3,505	$2,559
Cash paid for amounts included in measurement of lease liabilities	$1,763	$1,263	$3,186	$2,450

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of June 30, 2024, the remaining minimum purchase commitment required by the Company under the agreement is $9.8 million.

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

In October 2017, NuVasive filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of June 30, 2024, the Company has not recorded any liability on the condensed consolidated balance sheets related to this matter.

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

10. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$554	$16,226	$1,037	$22,232
Research and development	5,614	1,480	9,929	2,797
Sales, general and administrative	10,792	6,488	23,316	15,627
Total	$16,960	$24,194	$34,282	$40,656

As of June 30, 2024, there was $80.3 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.80 years.

The Company has entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of the Company’s common stock. During the three and six months ended June 30, 2024 and 2023, the vesting conditions of certain of these awards were deemed probable. Stock-based compensation associated with these awards is included in cost of sales and research and development expense on the condensed consolidated statements of operations.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 309,000 and 3,473,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2024, respectively. The Company issued approximately 2,921,000 and 4,889,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2023, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three and six months ended June 30, 2024, there were approximately 251,000 shares issued under the ESPP. During the three and six months ended June 30, 2023, there were approximately 247,000 shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three and Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	5.40% - 5.41%	4.54% - 5.41%
Expected dividend yield	—	—
Expected term (years)	0.50	0.41 - 0.60
Volatility	54.47% - 58.41%	40.87% - 62.77%

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of June 30, 2024.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of June 30, 2024.

A summary of all outstanding warrants for common stock as of June 30, 2024, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
Other(1)	129	$10.10	Various through June 2026
Total	8,216
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2024	2023	2024	2023	2024	2023
United States	$136,406	$107,664	$266,251	$207,633	$178,956	$147,705
International	9,167	9,256	17,799	18,397	1,658	2,130
Total	$145,573	$116,920	$284,050	$226,030	$180,614	$149,835

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(40,680)	$(51,377)	$(89,175)	$(94,906)
Denominator:
Weighted average common shares outstanding	142,687	118,719	141,845	114,260
Net loss per share, basic and diluted:	$(0.29)	$(0.43)	$(0.63)	$(0.83)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2024	2023
Options to purchase common stock and employee stock purchase plan	2,497	2,517
Unvested restricted stock unit awards	8,172	7,546
Warrants to purchase common stock	8,216	8,226
Senior convertible notes	17,246	17,246
Total	36,131	35,535

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

The Company’s effective tax rate from operations was 0.70% and 0.40% for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate from operations was 0.10% and 0.04% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

14. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and six months ended June 30, 2024, the Company purchased inventory in the amounts of $3.2 million and $8.0 million, respectively, from the Squadron Supplier Affiliate. For the three and six months ended June 30, 2023, the Company purchased inventory in the amounts of $4.7 million and $8.3 million, respectively, from the Squadron Supplier Affiliate. As of June 30, 2024, and December 31, 2023, the Company had $7.8 million and $5.4 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2024, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Revenue from products and services	$145,573	$116,920	$28,653	25%	$284,050	$226,030	$58,020	26%

Revenue from products and services increased $28.6 million, or 25%, and $58.0 million, or 26%, during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$42,979	$52,379	$(9,400)	(18)%	$84,105	$91,064	$(6,959)	(8)%

Cost of sales decreased $9.4 million, or 18%, and $7.0 million, or 8%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The decrease was primarily due to a decrease in stock-based compensation offset by an increase in product volume. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. During the three and six months ended June 30, 2023, the vesting conditions of certain of these amended awards were deemed probable. There were no such vesting conditions met during the three and six months ended June 30, 2024 resulting in a decrease in stock-based compensation for the period.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Research and development	$19,105	$14,571	$4,534	31%	$37,117	$27,831	$9,286	33%
Sales, general and administrative	112,731	87,287	25,444	29%	226,458	178,549	47,909	27%
Litigation-related expenses	2,090	6,908	(4,818)	(70)%	6,518	10,100	(3,582)	(35)%
Amortization of acquired intangible assets	3,836	3,705	131	4%	7,690	6,588	1,102	17%
Transaction-related expenses	—	1,900	(1,900)	(100)%	(117)	1,900	(2,017)	(106)%
Restructuring expenses	139	29	110	379%	927	204	723	354%
Total operating expenses	$137,901	$114,400	$23,501	21%	$278,593	$225,172	$53,421	24%

Research and development expenses. Research and development expenses increased $4.5 million, or 31%, and $9.3 million, or 33%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $25.4 million, or 29%, and $47.9 million, or 27%, during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we continued to increase our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses decreased $4.8 million, or 70%, and $3.6 million, or 35%, for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The decrease was primarily related to settled litigation matters.

Amortization of acquired intangible assets. Amortization expense increased $1.1 million, or 17%, during the six months ended June 30, 2024, compared to the same period in 2023. The increase in amortization of acquired intangible assets is primarily due to amortization of intangible assets acquired in the acquisition of the navigation-enabled robotics platform ("Valence") in April 2023.

Transaction-related expenses. Transaction-related expense decreased $1.9 million, or 100%, and $2.0 million, or 106%, during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The decrease in transaction-related expenses is due to the Valence acquisition in April 2023.

Restructuring expenses. The increase in restructuring expenses for the three and six months ended June 30, 2024 is primarily due to costs associated with the relocation of office facilities in Paris, France.

Total interest expense and other expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Other expense, net:
Interest expense, net	$(5,815)	$(3,892)	$(1,923)	49%	$(11,156)	$(7,766)	$(3,390)	44%
Other income, net	156	2,324	(2,168)	(93)%	274	3,030	(2,756)	(91)%
Total other expense, net	$(5,659)	$(1,568)	$(4,091)	261%	$(10,882)	$(4,736)	$(6,146)	130%

Interest expense, net, increased $1.9 million, or 49%, and $3.4 million, or 44%, during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in September 2023 and higher interest rates related to our Revolving Credit Facility and Braidwell Term Loan.

Other income, net, decreased $2.2 million, or 93%, and $2.8 million, or 91%, during the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The change in other income, net, was primarily due to an employee retention credit received during the three months ended June 30, 2023.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Income tax (benefit) provision	$(286)	$(50)	$(236)	472%	$(355)	$(36)	$(319)	886%

The change in the income tax provision for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023, was primarily related to the recognition of income tax benefits in several jurisdictions.

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

Cash and cash equivalents were $99.8 million and $221.0 million at June 30, 2024, and December 31, 2023, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(49,832)	$(36,196)
Investing activities	(69,512)	(92,379)
Financing activities	(1,128)	145,023
Effect of exchange rate changes on cash	(670)	(124)
Net (decrease) increase in cash and cash equivalents	$(121,142)	$16,324

Operating Activities

We used cash of $49.8 million from operating activities for the six months ended June 30, 2024, which is primarily related to inventory purchases to support the growth of our business and commercial launch of new products, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $69.5 million in investing activities for the six months ended June 30, 2024, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products.

Financing Activities

We used cash of $1.1 million in financing activities for the six months ended June 30, 2024, which is primarily related to cash paid for net tax withholdings associated with employee stock awards offset by net draws on our revolving line of credit.

Debt and Commitments

As of June 30, 2024, we had $150.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of June 30, 2024, we had $54.9 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of June 30, 2024, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of June 30, 2024, we had $4.0 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of June 30, 2024, the remaining minimum purchase commitment under the agreement was $9.8 million.

Contractual obligations and commercial commitments

As of June 30, 2024, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2024. Based on such evaluation, our management has concluded that as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we issued unregistered shares of common stock as consideration for the purchase of assets from a third party as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (1)
May 6, 2024	18,316	$13.28

(1) Based on the market price of common stock on the issuance date.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

Exhibit	Number Exhibit Description
10.1	Vesting Acceleration Agreement (1)

10.2	Third Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. Issued to Patrick S. Miles

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six Months Ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 17, 2024.

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

Date: July 31, 2024