Form 10-Q
period 2024-09-30
Alphatec Holdings, Inc.
filed 2024-10-30
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 24, 2024, there were 141,767,870 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$80,976	$220,970
Accounts receivable, net of allowances of $4,767 and $910, respectively	78,452	72,613
Inventories	183,111	136,842
Prepaid expenses and other current assets	19,886	20,666
Total current assets	362,425	451,091
Property and equipment, net	171,430	149,835
Right-of-use assets	37,015	26,410
Goodwill	73,397	73,003
Intangible assets, net	98,785	102,451
Other assets	2,843	2,418
Total assets	$745,895	$805,208
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$59,578	$48,985
Accrued expenses and other current liabilities	76,262	87,712
Contract liabilities	11,602	13,910
Short-term debt	1,790	1,808
Current portion of operating lease liabilities	6,989	5,159
Total current liabilities	156,221	157,574
Long-term debt	525,935	511,035
Operating lease liabilities, less current portion	29,140	23,677
Other long-term liabilities	12,358	11,203
Commitments and contingencies (Note 9)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2024 and December 31, 2023; 3,319 shares issued and outstanding at September 30, 2024 and December 31, 2023	23,603	23,603
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 200,000 authorized; 143,907 shares issued and outstanding at September 30, 2024; and 139,257 shares issued and 139,245 shares outstanding at December 31, 2023	14	14
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,279,886	1,230,484
Accumulated other comprehensive loss	(8,412)	(8,323)
Accumulated deficit	(1,247,753)	(1,118,962)
Total stockholders’ (deficit) equity	(1,362)	78,116
Total liabilities and stockholders’ equity	$745,895	$805,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from products and services	$150,719	$118,262	$434,769	$344,292
Cost of sales	47,990	38,215	132,095	129,279
Gross profit	102,729	80,047	302,674	215,013
Operating expenses:
Research and development	20,357	20,000	57,474	47,831
Sales, general and administrative	109,200	91,411	335,658	269,960
Litigation-related expenses	2,093	2,715	8,611	12,815
Amortization of acquired intangible assets	3,848	3,873	11,538	10,461
Transaction-related expenses	—	278	(117)	2,178
Restructuring expenses	934	129	1,861	333
Total operating expenses	136,432	118,406	415,025	343,578
Operating loss	(33,703)	(38,359)	(112,351)	(128,565)
Other expense, net:
Interest expense, net	(6,572)	(4,459)	(17,728)	(12,225)
Other income, net	623	47	897	3,077
Total other expense, net	(5,949)	(4,412)	(16,831)	(9,148)
Net loss before taxes	(39,652)	(42,771)	(129,182)	(137,713)
Income tax benefit	(36)	(117)	(391)	(153)
Net loss	$(39,616)	$(42,654)	$(128,791)	$(137,560)
Net loss per share, basic and diluted	$(0.28)	$(0.35)	$(0.90)	$(1.18)
Weighted average shares outstanding, basic and diluted	143,492	122,468	142,400	117,026

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(39,616)	$(42,654)	$(128,791)	$(137,560)
Foreign currency translation adjustments	3,117	(2,600)	(89)	(1,317)
Comprehensive loss	$(36,499)	$(45,254)	$(128,880)	$(138,877)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	17,322	—	—	—	17,322
Common stock issued for warrant exercises	30	—	150	—	—	—	150
Common stock issued for stock option exercises	56	—	156	—	—	—	156
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	3,079	—	(7,560)	—	—	—	(7,560)
Reclassification of equity-based liability	—	—	327	—	—	—	327
Foreign currency translation adjustments	—	—	—	—	(2,464)	—	(2,464)
Net loss	—	—	—	—	—	(48,495)	(48,495)
Balance at March 31, 2024	142,410	$14	$1,240,879	$(25,097)	$(10,787)	$(1,167,457)	$37,552
Stock-based compensation	—	—	16,960	—	—	—	16,960
Common stock issued for employee stock purchase plan and stock option exercises	283	—	2,524	—	—	—	2,524
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	303	—	(265)	—	—	—	(265)
Common stock issued for asset acquisition	18	—	250	—	—	—	250
Reclassification of equity-based liability	—	—	1,512	—	—	—	1,512
Foreign currency translation adjustments	—	—	—	—	(742)	—	(742)
Net loss	—	—	—	—	—	(40,680)	(40,680)
Balance at June 30, 2024	143,014	$14	$1,261,860	$(25,097)	$(11,529)	$(1,208,137)	$17,111
Stock-based compensation	—	—	17,462	—	—	—	17,462
Common stock issued for warrant exercises	13		65				65
Common stock issued for stock option exercises	78	—	226	—	—	—	226
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	802	—	(95)	—	—	—	(95)
Reclassification of equity-based liability	—	—	368	—	—	—	368
Foreign currency translation adjustments	—	—	—	—	3,117	—	3,117
Net loss	—	—	—	—	—	(39,616)	(39,616)
Balance at September 30, 2024	143,907	$14	$1,279,886	$(25,097)	$(8,412)	$(1,247,753)	$(1,362)

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

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(128,791)	$(137,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,410	40,120
Stock-based compensation	51,744	60,729
Amortization of debt discount and debt issuance costs	3,279	2,586
Amortization of right-of-use assets	3,499	2,598
Write-down for excess and obsolete inventories	10,970	9,188
Loss on disposal of assets	3,262	2,209
Other	4,993	1,717
Changes in operating assets and liabilities:
Accounts receivable	(9,479)	(4,938)
Inventories	(57,044)	(36,087)
Prepaid expenses and other current assets	683	(6,499)
Other assets	(673)	(52)
Accounts payable	16,016	10,290
Accrued expenses	(8,202)	7,984
Lease liabilities	(3,628)	(2,677)
Contract liabilities	(2,308)	1,906
Other long-term liabilities	2,095	(4,995)
Net cash used in operating activities	(55,174)	(53,481)
Investing activities:
Purchase of property and equipment	(81,248)	(54,791)
Purchase of intangible assets	(8,142)	(3,971)
Acquisition of business	—	(55,000)
Net cash used in investing activities	(89,390)	(113,762)
Financing activities:
Proceeds from revolving credit facility	122,175	92,000
Repayment of revolving credit facility	(110,400)	(82,500)
Net cash paid for common stock exercises	(4,732)	(2,334)
Proceeds from financed insurance	1,156	1,328
Proceeds from term loan, net of debt discount	—	148,473
Repayment of debt issuance costs	—	(3,321)
Proceeds from common stock offering, net of offering costs	—	67,428
Repayment of OCEANEs	—	(13,315)
Other	(2,633)	(2,411)
Net cash provided by financing activities	5,566	205,348
Effect of exchange rate changes on cash	(996)	(275)
Net change in cash and cash equivalents	(139,994)	37,830
Cash and cash equivalents at beginning of period	220,970	84,696
Cash and cash equivalents at end of period	$80,976	$122,526
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,342	$11,202
Cash paid for income taxes	$275	$247
Supplemental disclosure of noncash activities:
Financed insurance	$1,156	$1,328
Purchase of property and equipment in accounts payable and accrued expenses	$—	$7,156
Recognition of lease liabilities	$11,923	$424

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the contract terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging-related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. In certain cases, the Company does offer the ability for customers to lease its imaging equipment, but such arrangements are immaterial to total revenue in the periods presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated directly with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

The Company records a contract asset when one or more performance obligations have been completed by the Company and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. Contract assets are generally short-term in nature. The Company records a contract liability, or deferred revenue, when it has an obligation to provide a product or service to the customer and payment is received in advance of its performance. These amounts primarily relate to undelivered equipment and related services, or maintenance agreements. When the Company sells a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, the Company estimates the selling price of promised services included in the equipment sales price using an expected cost plus a margin approach and/or the separately observable price of such service, if available. The transaction price for a contract’s various performance obligations is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosure requirements for reportable segments, primarily through enhanced disclosure of significant segment expenses. The guidance in ASU No. 2023-07 allows for a retrospective method of transition. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,395	—	—	$31,395
Total cash equivalents	$31,395	—	—	$31,395

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,662	—	—	$76,662
Total cash equivalents	$76,662	—	—	$76,662

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $284.9 million at September 30, 2024, and approximately $335.4 million at December 31, 2023.

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

4. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$22,692	$23,394
Work-in-process	79	950
Finished goods	160,340	112,498
Inventories	$183,111	$136,842

5. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2024	December 31, 2023
Surgical instruments	4	$285,159	$224,357
Machinery and equipment	7	12,619	11,633
Computer equipment	8	31,919	5,778
Office furniture and equipment	5	6,811	6,225
Leasehold improvements	various	4,374	3,986
Construction in progress	n/a	903	24,732
		341,785	276,711
Less: accumulated depreciation		(170,355)	(126,876)
Property and equipment, net		$171,430	$149,835

Total depreciation expense was $16.5 million and $46.0 million for the three and nine months ended September 30, 2024, respectively. Total depreciation expense was $10.7 million and $29.0 million for the three and nine months ended September 30, 2023, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

6. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended September 30, 2024, includes the following (in thousands):

December 31, 2023	$73,003
Foreign currency fluctuation	394
September 30, 2024	$73,397

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
September 30, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$105,916	$(35,971)	$69,945
Internally-developed software	3	1,674	(1,480)	194
Trademarks and trade names	7	5,651	(1,993)	3,658
Customer relationships	2	14,603	(10,033)	4,570
Distribution network	–	2,413	(2,393)	20
Total amortized intangible assets		130,257	(51,870)	78,387

Software in development	n/a	14,113	—	14,113
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$150,655	$(51,870)	$98,785
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$106,782	$(26,560)	$80,222
Trademarks and trade names	7	5,588	(1,561)	4,027
Customer relationships	3	14,504	(8,692)	5,812
Distribution network	1	2,413	(2,242)	171
Total amortized intangible assets		129,287	(39,055)	90,232

Software in development	n/a	7,934	—	7,934
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$141,506	$(39,055)	$102,451

Total amortization expense attributed to intangible assets was $4.2 million and $12.5 million for the three and nine months ended September 30, 2024, respectively. Total amortization expense attributed to intangible assets was $4.1 million and $11.1 million for the three and nine months ended September 30, 2023, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2024	$5,723
2025	15,013
2026	15,013
2027	12,791
2028	10,714
Thereafter	19,133
$78,387

7. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$5,210	$3,865

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract liabilities	$14,290	$16,474
Less: Non-current portion of contract liabilities	2,688	2,564
Current portion of contract liabilities	$11,602	$13,910

The Company recognized $2.6 million and $8.6 million of revenue from the opening contract liabilities balance for the three and nine months ended September 30, 2024, respectively.

8. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). The Braidwell Term Loan matures on January 6, 2028. As of September 30, 2024, the outstanding balance under the Braidwell Term Loan was $150.0 million. On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.4 million in debt issuance costs and $1.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of September 30, 2024, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $2.5 million and $1.0 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of September 30, 2024 was 11.07%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 2.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of September 30, 2024 was 11.88%. During the three months ended September 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $4.4 million, which includes $0.2 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the nine months ended September 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $12.9 million, which includes $0.5 million for the amortization of debt issuance costs and $0.2 million for the debt discount. During the three months ended September 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $3.1 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the nine months ended September 30, 2023, the Company recognized interest expense on the Braidwell Term Loan of $8.8 million, which includes $0.3 million for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of September 30, 2024.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of September 30, 2024, the outstanding balance under the Revolving Credit Facility was $63.2 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of September 30, 2024, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.8 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of September 30, 2024 was 8.46%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.9 million and $2.0 million during the three and nine months ended September 30, 2024, respectively, which includes approximately $0.1 million and $0.2 million for the amortization of debt issuance costs during the three and nine months ended September 30, 2024, respectively. The Company recognized interest expense on the Revolving Credit Facility of $0.6 million and $1.5 million during the three and nine months ended September 30, 2023, respectively, which includes approximately $0.1 million and $0.2 million for the amortization of debt issuance costs, during the three and nine months ended September 30, 2023, respectively. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of September 30, 2024, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of September 30, 2024.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of September 30, 2024.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.1 million and $3.3 million, respectively, during each of the three and nine months ended September 30, 2024 and 2023, which includes $0.5 million and $1.5 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal	$316,250	$316,250
Unamortized debt issuance costs	(3,775)	(5,293)
Net carrying value	$312,475	$310,957

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of September 30, 2024 was $2.5 million and $1.1 million at weighted average interest rates of 1.0% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.68% and 0.95%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of September 30, 2024 (in thousands):

Remainder of 2024	$380
2025	1,747
2026	317,575
2027	63,798
2028	154,875
Total	538,375
Less: unamortized debt discount and debt issuance costs	(10,650)
Total	527,725
Less: current portion of long-term debt	(1,790)
Long-term debt	$525,935

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and nine months ended September 30, 2024 were immaterial. The Company had an immaterial amount of financing leases as of September 30, 2024, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

On December 1, 2023, the Company entered into a nine-year operating lease in Paris, France that commenced on April 1, 2024, and will terminate on December 31, 2032.

Future minimum annual lease payments for all operating leases of the Company are as follows as of September 30, 2024 (in thousands):

Remainder of 2024	$1,849
2025	7,245
2026	6,753
2027	6,696
2028	6,166
Thereafter	16,588
Total undiscounted lease payments	45,297
Less: imputed interest	(9,168)
Operating lease liabilities	36,129
Less: current portion of operating lease liabilities	(6,989)
Operating lease liabilities, less current portion	$29,140

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.7	6.5
Weighted-average discount rate	6.9%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rent expense	$1,959	$1,597	$5,464	$4,156
Cash paid for amounts included in measurement of lease liabilities	$1,767	$1,317	$4,848	$3,767

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of September 30, 2024, the remaining minimum purchase commitment required by the Company under the agreement is $8.9 million.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of September 30, 2024, the Company has not recorded any liability on the condensed consolidated balance sheets related to this matter.

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

10. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of sales	$1,439	$2,369	$2,476	$24,601
Research and development	7,207	6,790	17,137	9,587
Sales, general and administrative	8,816	10,914	32,131	26,541
Total	$17,462	$20,073	$51,744	$60,729

As of September 30, 2024, there was $59.9 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.67 years.

The Company has entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of the Company’s common stock. During the three and nine months ended September 30, 2024 and 2023, the vesting conditions of certain of these awards were deemed probable. Stock-based compensation associated with these awards is included in cost of sales and research and development expense on the condensed consolidated statements of operations.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 1,113,000 and 4,190,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2024, respectively. The Company issued approximately 789,000 and 5,714,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2023, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended September 30, 2024 and 2023, there were no shares issued under the ESPP. During the nine months ended September 30, 2024 and 2023, there were approximately 251,000 shares and 247,000 shares, respectively, issued under the ESPP.

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

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of September 30, 2024.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of September 30, 2024.

A summary of all outstanding warrants for common stock as of September 30, 2024, are as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
Other(1)	116	$10.62	Various through June 2026
Total	8,203
(1)
Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

Offer to Purchase Warrant

Pursuant to an order entered by the Delaware Chancery Court on September 27, 2024, the Company is required to offer to L-5 Healthcare Partners, LLC (“L-5”), a stockholder of the Company, the right to purchase from the Company a warrant to purchase up to 1,133,160 shares of the Company’s common stock at an exercise price of $2.17 per share (the “Warrant”). The purchase price of the Warrant would be $1.98 per share, or a total purchase price of approximately $2.2 million. The Warrant would expire on June 21, 2026. The Company is required to offer to sell the Warrant to L-5 on or before November 4, 2024 and L-5 will have five business days following such offer to purchase the Warrant. If L-5 fails to purchase the Warrant within such five-business day period, the offer will expire. If L-5 timely elects to purchase the Warrant and subsequently exercises the Warrant in full prior to its expiration, then the full consideration to be received by the Company for the sale of the Warrant and the issuance of the shares of common stock upon its exercise will be approximately $4.7 million, resulting in a per share purchase price of $4.15 per share of common stock if the Warrant purchased and is exercised in full.

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2024	2023	2024	2023	2024	2023
United States	$141,808	$110,096	$408,059	$317,728	$169,486	$147,705
International	8,911	8,166	26,710	26,564	1,944	2,130
Total	$150,719	$118,262	$434,769	$344,292	$171,430	$149,835

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(39,616)	$(42,654)	$(128,791)	$(137,560)
Denominator:
Weighted average common shares outstanding	143,492	122,468	142,400	117,026
Net loss per share, basic and diluted:	$(0.28)	$(0.35)	$(0.90)	$(1.18)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2024	2023
Options to purchase common stock and employee stock purchase plan	2,629	2,567
Unvested restricted stock unit awards	7,515	7,606
Warrants to purchase common stock	8,191	8,226
Senior convertible notes	17,246	17,246
Total	35,581	35,645

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

The Company’s effective tax rate from operations was 0.09% and 0.30% for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate from operations was 0.27% and 0.11% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

14. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and nine months ended September 30, 2024, the Company purchased inventory in the amounts of $5.7 million and $18.3 million, respectively, from the Squadron Supplier Affiliate. For the three and nine months ended September 30, 2023, the Company purchased inventory in the amounts of $5.8 million and $14.1 million, respectively, from the Squadron Supplier Affiliate. As of September 30, 2024, and December 31, 2023, the Company had $9.3 million and $5.4 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2024, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Revenue from products and services	$150,719	$118,262	$32,457	27%	$434,769	$344,292	$90,477	26%

Revenue from products and services increased $32.5 million, or 27%, and $90.5 million, or 26%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Cost of sales	$47,990	$38,215	$9,775	26%	$132,095	$129,279	$2,816	2%

Cost of sales increased $9.8 million, or 26%, and $2.8 million, or 2%, for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in product volume offset by a decrease in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. Stock-based compensation associated with these awards was higher during the nine months ended September 30, 2023 than the other periods presented as the vesting conditions of certain of these amended awards were deemed probable at that time.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
Research and development	$20,357	$20,000	$357	2%	$57,474	$47,831	$9,643	20%
Sales, general and administrative	109,200	91,411	17,789	19%	335,658	269,960	65,698	24%
Litigation-related expenses	2,093	2,715	(622)	(23)%	8,611	12,815	(4,204)	(33)%
Amortization of acquired intangible assets	3,848	3,873	(25)	(1)%	11,538	10,461	1,077	10%
Transaction-related expenses	—	278	(278)	(100)%	(117)	2,178	(2,295)	(105)%
Restructuring expenses	934	129	805	624%	1,861	333	1,528	459%
Total operating expenses	$136,432	$118,406	$18,026	15%	$415,025	$343,578	$71,447	21%

Research and development expenses. Research and development expenses increased $0.4 million, or 2%, and $9.6 million, or 20%, for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase during the nine months ended September 30, 2024 was primarily due to an increase in stock-based compensation related to our Development Service Agreements and due to an increase in personnel to support the expansion of our new product portfolio.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $17.8 million, or 19%, and $65.7 million, or 24%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel. Additionally, we continued to increase our investment in our sales and marketing functions by increasing headcount to support the growth of our business, as well as necessary administrative support.

Litigation-related expenses. Litigation expenses decreased $0.6 million, or 23%, and $4.2 million, or 33%, for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The decrease was primarily related to resolved litigation matters.

Amortization of acquired intangible assets. Amortization expense increased $1.1 million, or 10%, during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in amortization of acquired intangible assets is primarily due to amortization of intangible assets acquired in the acquisition of the navigation-enabled robotics platform ("Valence") in April 2023.

Transaction-related expenses. Transaction-related expense decreased $0.3 million, or 100%, and $2.3 million, or 105%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The decrease in transaction-related expenses is due to the Valence acquisition in April 2023.

Restructuring expenses. Restructuring expenses increased $0.8 million, or 624%, and $1.5 million, or 459%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase in restructuring expenses is primarily due to costs associated with the relocation of office facilities in Paris, France and personnel related expenses.

Total interest expense and other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Other expense, net:
Interest expense, net	$(6,572)	$(4,459)	$(2,113)	47%	$(17,728)	$(12,225)	$(5,503)	45%
Other income, net	623	47	576	1,226%	897	3,077	(2,180)	(71)%
Total other expense, net	$(5,949)	$(4,412)	$(1,537)	35%	$(16,831)	$(9,148)	$(7,683)	84%

Interest expense, net, increased $2.1 million, or 47%, and $5.5 million, or 45%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in September 2023 and higher interest rates related to our Revolving Credit Facility and Braidwell Term Loan.

Other income, net, increased $0.6 million, or 1,226%, and decreased $2.2 million, or 71%, during the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023. The increase in other income, net, during the three months ended September 30, 2024, was primarily due to fluctuations in foreign currency rates. The decrease in other income, net, during the nine months ended September 30, 2024, was primarily due to an employee retention credit received during the nine months ended September 30, 2023.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Income tax (benefit) provision	$(36)	$(117)	$81	(69)%	$(391)	$(153)	$(238)	156%

The change in the income tax benefit for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023, was primarily related to the recognition of income tax benefits in several jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility and cash from operations. On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

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

We do not have any material financial exposure to one customer or one country, outside of the United States, that would significantly hinder our liquidity. We are and may become involved in various legal proceedings arising from our business activities. While we have no material, undisclosed accruals for pending litigation or claims, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our condensed consolidated financial statements. An estimated loss contingency is accrued in our condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events because litigation is inherently unpredictable, and unfavorable resolutions could occur. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We have disclosed all material accruals for pending litigation or investigations in Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash and cash equivalents were $81.0 million and $221.0 million at September 30, 2024, and December 31, 2023, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash (used in) provided by:
Operating activities	$(55,174)	$(53,481)
Investing activities	(89,390)	(113,762)
Financing activities	5,566	205,348
Effect of exchange rate changes on cash	(996)	(275)
Net (decrease) increase in cash and cash equivalents	$(139,994)	$37,830

Operating Activities

We used cash of $55.2 million from operating activities for the nine months ended September 30, 2024, which is primarily related to inventory purchases to support the growth of our business and commercial launch of new products, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $89.4 million in investing activities for the nine months ended September 30, 2024, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products.

Financing Activities

Financing activities provided cash of $5.6 million for the nine months ended September 30, 2024, which is primarily related to net draws on our revolving line of credit.

Debt and Commitments

As of September 30, 2024, we had $150.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of September 30, 2024, we had $63.2 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of September 30, 2024, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of September 30, 2024, we had $3.6 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of September 30, 2024, the remaining minimum purchase commitment under the agreement was $8.9 million.

Contractual obligations and commercial commitments

As of September 30, 2024, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2024, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2023, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2024. Based on such evaluation, our management has concluded that as of September 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we issued unregistered shares of common stock as consideration for the purchase of assets from a third party as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (2)
August 2, 2024	523,543(1)	$6.30
September 9, 2024	107,500(1)	$5.65
September 19, 2024	75,000(1)	$6.21

(1) Pursuant to Development Services Agreements for the development of products and intellectual property.

(2) Based on the market price of common stock on the issuance date.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation and the transactions did not involve a public offering.

Item 5. Other Information

On September 11, 2024, David P. Sponsel, the Company's Executive Vice President, Sales, entered into a written plan for the sale of shares of common stock. The number of shares of common stock to potentially be sold pursuant to this written plan is intended to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than September 17, 2025.

On August 30, 2024, Scott Lish, the Company's Chief Operating Officer, entered into a written plan for the sale of shares of common stock. The number of shares of common stock to potentially be sold pursuant to this written plan is intended to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, and is scheduled to terminate no later than March 15, 2025.

Item 6. Exhibits

Exhibit	Number Exhibit Description
10.1

Amendment No. 2, Dated April 23, 2024, to Credit Agreement, dated as of September 29, 2022, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., and the other borrowers from time to time party thereto, the guarantors from time to time party thereto, Midcap Financial Trust and the other lenders from time to time party thereto, and MidCap Funding IV Trust, as administrative agent

10.2

Amendment No. 3, Dated September 9, 2024, to Credit Agreement, dated as of September 29, 2022, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., and the other borrowers from time to time party thereto, the guarantors from time to time party thereto, Midcap Financial Trust and the other lenders from time to time party thereto, and MidCap Funding IV Trust, as administrative agent

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: October 30, 2024