Form 10-K
period 2024-12-31
Alphatec Holdings, Inc.
filed 2025-02-26
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2024), was approximately $1.0 billion.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 19, 2025 was 144,149,232.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York, United States

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2024

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

Item 1. Business

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep industry know-how, we aim to revolutionize spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding Alpha InformatiX™ ("AIX") platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies and we are perpetually innovating to accomplish our vision to be the standard bearer in spine.

Total revenue was $611.6 million for the year ended December 31, 2024, representing an increase of $129.3 million, or 27% compared to $482.3 million for the year ended December 31, 2023. We believe our future success will continue to be fueled by increasing surgeon adoption of our approach-specific procedures.

Background

The year 2018 marked the beginning of a business transformation that replaced 100% of our executive team, 92% of our Board of Directors, and 96% of the remaining team with experienced professionals, infusing spine know-how throughout our organization. Efforts that year founded the ATEC Organic Innovation Machine™, in-house product design, development and testing capabilities that harnessed the team’s collective spine expertise to create clinical distinction.

From 2019 through 2021, we built a foundation capable of supporting the organization as we scale. We invested in new headquarters to substantially increase surgeon and sales training capacity and opened a distribution facility in Memphis, Tennessee, to ensure predictable and expedient surgical support as our footprint expands. We developed and released several key elements of our approach-based portfolio, including a comprehensive posterior fixation system and approach-specific IdentiTi™ porous titanium implants. We also acquired and integrated SafeOp™, proprietary, know-how-backed technology that integrates with our approaches to provide real-time information about both the location and the health of nerves and motor pathways intra-operatively. SafeOp became the informational foundation of the Prone TransPsoas (“PTP”) approach, which we developed and launched in 2020 to advance first-generation lateral spine surgery. We also acquired EOS® imaging, technology that enables full-body, calibrated, 3D-images that integrate throughout the span of spine patient care to influence procedure planning and improve and quantify the understanding of global alignment.

From 2022 to 2024, the momentum of PTP™ was robust, as both lateral-experienced surgeons and surgeons new to lateral surgery adopted the approach. We applied learnings from PTP to develop and introduce the Lateral TransPsoas ("LTP") and Midline ALIF approaches. Like PTP, the approaches were built from the ground up and integrated with SafeOp, and are designed to enable single-position surgery for the most commonly treated levels in spine. We believe that our lateral franchise boasts unparalleled optionality and has the capacity to meet the clinical requirements for every pathology and surgeon preference regardless of patient position. The lateral sophistication that we have created is earning surgeons’ confidence and loyalty, and that is fueling portfolio-wide utilization of even our most conventional procedures.

In 2024, we launched EOS Insight™ ("Insight"), a ground-breaking software platform powered by EOS imaging, designed to elevate spine patient care from pre-operative planning to post-operative assessment. Shortly after an EOS scan, Insight automates the calculation of alignment measures, the aspect of surgical planning most crucial to successful long-term outcomes. Insight incorporates those measures into a surgical plan that integrates a 3D model of the patient’s spine with our interbodies, including, if necessary, patient-specific contoured rods. In the operating room, Insight measures key parameters and enables direct comparison to the pre-operative plan. Post-operatively, the standardized images that Insight generates facilitate individual case reviews and comprehensive practice assessments. Ultimately, the images and data that Insight is accumulating can inform the first predictive care in spine.

Even before we acquired EOS, the technology was highly influential among prestigious academic and deformity treatment centers worldwide. Over the last few years, our team has developed and released technologies designed specifically to treat adolescent idiopathic scoliosis (AIS) and deformity, such as procedure-specific positioners and InVictus™ Direct Vertebral Rotation, adaptable instrumentation that streamlines and optimizes de-rotation. Applying our unique, holistic view of procedural innovation, we integrated the approach-specific technologies with EOS and are beginning to introduce the comprehensive approaches to EOS’ AIS and deformity-centric installed base.

The application of our team’s deep spine know-how, coupled with our commitment to advancing the field of spine continues to compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion since our transformation commenced in 2018.

Strategy

Our vision is to be the standard bearer in spine. By creating clinically distinct procedures that improve surgical outcomes, we believe that we are well positioned to continue to earn increasing share of the U.S. spine market, becoming the partner of choice for spine surgeons, hospitals, healthcare systems, and payors.

To achieve our vision and unlock long-term value, we have, and will continue to prioritize the following three strategic initiatives:

1. Create Clinical Distinction

Clinical distinction is paramount to our value creation strategy. We are committed to continuing to invest in the development and launch of approaches and technologies intended to revolutionize spine surgery. We have developed, and continue to seek to develop, next-generation surgical approaches that advance spine care with seamlessly integrated access systems, implants, positioners, biologics and informatics that are designed to power objective decision-making and improve surgeons’ ability to meet surgical requirements.

With the expansion and adoption of our product portfolio, we continue to drive growth in surgical volume and average revenue per surgery. For the full year 2024, surgical volume grew 19% and average revenue per surgery expanded 8.0% compared to 2023. Looking forward, we intend to continue to pioneer spine innovation that improves surgical outcomes, fueling continued growth in surgical volume and revenue per surgery.

2. Compel Surgeon Adoption

By creating clinical distinction, we seek to compel surgeon adoption, another of our strategic initiatives. Central to inspiring surgeon interest in our approaches is the “ATEC Experience,” an outcomes-based educational program for visiting surgeons facilitated at our headquarters in Carlsbad, California. The program provides an interactive learning environment tailored to surgeon needs through both a peer-to-peer and subject-matter-expert approach. We leverage our state-of-the-art, 7-station cadaveric lab to enable visiting surgeons to gain deep practical experience with our procedural solutions and educate participants on our role in shaping innovation.

We believe that the surgeon relationships we create through our educational program support durable growth. The ATEC Experience drove 18% growth in our surgeon user base in 2024. Over time, we expect surgeon utilization to consistently increase as we cultivate relationships, partnering with our customers in an increasing number of surgeries and fostering training to inspire partnership in increasingly complex surgeries.

3. Elevate Distribution

We market and sell our products through a strategic network of independent sales agents and direct sales representatives. To deliver consistent, predictable growth, we have added, and intend to continue to add, clinically astute and exclusive independent sales agents and direct sales representatives to reach untapped surgeons, hospitals, and national accounts and better penetrate existing accounts and territories. We believe the opportunity to expand our strategic sales network is vast and expect to continue to compel sales professionals to sell through the clinical distinction and surgeon adoption that power our growth leadership.

With our acquisition of EOS, we aligned EOS’ U.S.-based capital sales team with our regional sales teams and leadership. The EOS sales team focuses on hospital administrators, with the benefits of leads generated by our sales team and enhanced service support.

We are in the nascent stages of building a profitable international footprint focusing on a select few economically attractive markets: Australia, New Zealand and Japan. In 2022, we partnered with surgeons to treat our first patients in Australia and New Zealand, and late in 2024, the first LTP surgery was completed in Japan. Looking forward, we intend to gradually expand our footprint in the select geographies.

Spine Anatomy and Treatment

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

Pain can be caused when any of the spine’s structures is affected by strain, injury, or disease, and spine surgery seeks to alleviate that pain. While the spine has been surgically intervened upon for decades, research demonstrates that surgical outcomes in spine are generally inferior to surgical outcomes delivered by most other orthopedic specialties, particularly in terms of durability, predictability and reproducibility. Our procedural offerings are designed to treat the various spine pathologies by better achieving the three goals of surgery including: (1) decompression, (2) stabilization, and (3) alignment. We believe there is vast opportunity to create value by innovating to improve surgical outcomes in spine.

Our Procedural Solution

Our mission to improve outcomes by revolutionizing spine surgery affords a differentiated procedural investment thesis. Unlike most of our peers, we take a holistic approach to the procedures that we bring to market, investing not just in the highest dollar components of the procedure, but in each of the technologies that integrate to enhance clinical predictability and reproducibility of procedural-based approach. Our procedures seamlessly incorporate technology engendered by that thesis, including an expanding informatic ecosystem designed to automatically and objectively inform spine patient care before, during and after surgery, as well as approach-specific, ergonomic patient positioning and surgical access technology.

Our flagship approach, PTP, was designed and released in 2020 by the team that created the first-generation lateral approach for spinal fusion to directly address the known challenges that limited earlier adoption of the technique. PTP is designed to leverage the benefits achieved by lateral spinal fusion procedures, such as reduced blood loss, shorter hospital stays, and quicker recovery times and safely treats a wide range of patient pathologies.

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

The PTP approach is enabled through the integration of purposefully developed technologies that address the unique challenges of approaching the spine laterally while prone. One such challenge, and probably the greatest limit to earlier adoption of lateral approaches overall, is the need to safely and predictably navigate across the lumbar plexus, an essential collection of nerves, to access the lumbar spine during surgery. To address that challenge, we integrated SafeOp Advanced Neuromonitoring information into the PTP procedure. SafeOp is a proprietary technology that enables automated ElectroMyoGraphic (“EMG”), SomatoSensory Evoked Potential (“SSEP”), and Motor Evoked Potential (“MEP”) monitoring. The technology is designed to uniquely provide real-time, surgeon-directed intra-operative information about the location and the health of the patient’s nerves, spinal cord and motor pathways, enhancing the predictability and reproducibility of lateral approach outcomes.

Our Technology

Alpha InformatiX

Designed to provide actionable information that controls clinical variables in spine care, our AIX™ product platform comprises our EOS imaging system and VEA™ alignment mobile application, our SafeOp Neural InformatiX System and our navigation-enabled robotics platform ("Valence™"). While some AIX applications are commercially available, significant development is underway to integrate and interconnect these technologies and bring unprecedented functionalities to market in 2025 and beyond.

Our EOS imaging system is designed to provide unbiased, high-quality, and calibrated full-body imaging that enables a 3D model of patients’ skeletal system for diagnostic and surgical planning applications. Insight, an organically developed end-to-end spine care software platform, built around the foundation of EOS Edge™ imaging, was released in 2024. Insight allows surgeons to more effectively and efficiently assess patients’ full-body alignment, establish surgical objectives, bend patient-specific rods pre-operatively, reconcile to surgical objectives intra-operatively, and determine whether surgical objectives were met post-operatively.

Our SafeOp Neural InformatiX System was the first reflection of the AIX product platform. SafeOp is a patented technology that delivers technical advancements and automation in the EMG, SSEP, and MEP monitoring modalities during surgery. The system is designed to provide surgeons with objective, real-time, and actionable information on nerve location and nerve health via a compact, easy-to-use, tablet-based platform. By integrating SafeOp with our advanced access, implant, and fixation technologies, we offer surgeons procedural solutions designed to enhance safety, efficiency, and reproducibility.

Valence was acquired in 2023. An intra-operative system created by spine experts with deep navigation and robotics know-how, Valence development is aimed at integrating navigation and robotics into spine procedural workflow employing either a 3D imaging scan or 2D fluoroscopic images of the patient. Utilizing a small, table-mounted navigation system, a robotic arm guides instrumentation and implants to a pre-determined destination during surgery. We achieved regulatory clearance to place Invictus® screws through the system late in 2023. Further development is aimed at integrating the technology into our lateral procedures for improved surgical predictability, reduced radiation exposure and enhanced intra-operative precision.

Positioners

We have developed approach-specific patient positioning systems that integrate with our other access systems, providing for a more rigid construct and enhanced reproducibility. The PTP Patient Positioning System™, for example, was developed specifically for the PTP procedure as an adjunct to the Sigma™ PTP Access System. Designed to maximize the positional effects of having the patient in a prone position while streamlining operating room setup, PTP enables a single-position surgery. Key features include bi-lateral structural support to minimize patient movement, adjustable side paddle position to accommodate varying patient habitus, an integrated bed-rail system and compatibility with the Jackson frame. In addition, the system’s ultra-radiolucent carbon fiber frame is designed to help enhance fluoroscopic visibility and its coronal bending mechanism is designed to create reproducible access to L4-5 and upper lumbar regions.

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

Implants and Fixation Systems

Our portfolio of specialized spinal implants and fixation systems are designed to specifically meet the requirements of each approach. Available in varying shapes, sizes, and lordosis options, our spinal implants are made from various materials, including allograft, PEEK, and porous titanium. We offer NanoTec™ surface enhancements to our interbody systems to increase the surface area for cell adhesion and proliferation. Spinal alignment can be further achieved with our lordotic expandable intervertebral body fusion systems. We also offer several standalone implants designed to provide for height restoration and stabilization in one integrated solution.

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

Products and Technologies Under Development

Internally Developed Products and Technologies

We are continuously expanding our portfolio of products and technologies to enhance clinical outcomes across multiple pathologies, applicable to any surgeon’s preferred surgical approach.

Research and Development

Our research and development team seeks to better meet the requirements of each surgical approach and design and release new products that increase our penetration of the U.S. spine market. We are focused on developing technology platforms and products that span the largest market segments addressing degenerative and deformity spine pathologies. We have transformed our development process by focusing our programs and leveraging integrated teams to reduce the time-frame from product conceptualization to market commercialization. We also collaborate with surgeon partners to design products that are intended to enhance the clinical experience, simplify surgical techniques, and reduce overall costs, while improving patient outcomes. Most of our product development efforts are fully integrated in our Carlsbad headquarters. Our resources include a technology advancement cell for rapid prototyping, a cadaveric lab, and mechanical testing laboratory.

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

We believe that surgeons, independent sales agents, and direct sales representatives will learn of the merits and distinguishing features of our products through our training and education programs, and that such exposure will increase the use and promotion of our products. We expect our focus on the entire procedure to build awareness of the breadth of our product offering. Our goal is to create a sustainable competitive advantage for our organization by providing surgeon education programs along with a comprehensive and growing sales training platform.

Manufacture and Supply

We rely on third-party suppliers for the manufacture of all our implants and instruments. Outsourcing implant manufacturing reduces our need for capital investment and reduces operational expense. Additionally, outsourcing provides expertise and capacity necessary to scale up or down based on demand. We select our suppliers to ensure that all of our products are safe, effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA, and International Organization for Standardization (“ISO”), and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

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
•
speed to market.

Both our currently marketed products and any future products we commercialize are subject to fierce competition. We believe that our most significant competitors are Medtronic (Sofamor Danek), Johnson & Johnson (DePuy Spine), Stryker, Globus Medical, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians and greater experience in developing, launching, marketing, distributing, and selling spinal implant products.

Some of our competitors also provide non-operative therapies for spine disorder conditions. While these non-operative treatments are considered to be an alternative to surgery, surgery is typically performed in the event that non-operative treatments are unsuccessful. We believe that, to date, these non-operative treatments have not caused a significant reduction in the demand for surgical treatment of spinal disorders.

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

Patents. As of December 31, 2024, we and our affiliates owned or exclusively licensed 180 issued U.S. patents, 45 pending U.S. patent applications and 250 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is issued. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Trademarks. As of December 31, 2024, we and our affiliates owned 33 registered U.S. trademarks and 27 registered trademarks outside of the U.S.

Government Regulation

Our products are subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. Our products are also subject to regulation under the Federal Food, Drug and Cosmetic Act (“FDCA”), and in the case of our tissue products, also under the Public Health Service Act (“PHSA”). To ensure that our products are safe and effective for their intended use, the FDA regulates, among other things, the following activities that we or our partners perform and will continue to perform:

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

Government Regulation—Medical Devices

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device we intend to commercially distribute in the U.S. will require either FDA clearance of a premarket notification requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval of a premarket approval application (“PMA”). The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with the use of the device and the extent of manufacturer and regulatory controls deemed to be necessary by the FDA to reasonably ensure their safety and effectiveness.

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

The FDA began to consider proposals to reform its 510(k) premarketing clearance process in 2011, and such proposals could include increased requirements for clinical data and a longer review period. Specifically, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Further, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of devices and spur innovation but its ultimate implementation is unclear.

Premarket Approval Pathway. Class III devices require PMA before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is generally more complex, costly and time consuming than the 510(k) process. A PMA must be supported by extensive data including, but not limited to, extensive technical information regarding device design and development, preclinical and clinical trials, manufacturing, and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of the PMA, although in practice, the FDA’s review often takes significantly longer. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with QSR. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

We have entered into various agreements with certain surgeons that perform services for us, including some who make clinical decisions to use our products. Some of our referring surgeons own our stock, which they may have received from us as consideration for product development services performed. We frequently review these arrangements to determine whether they are in compliance with applicable laws and regulations. In addition, physician-owned distribution companies (“PODs”) have become decreasingly involved in the sale and distribution of medical devices, including products for the surgical treatment of spine disorders. In many cases, these distribution companies enter into arrangements with hospitals that bill Medicare or Medicaid for the furnishing of medical services, and the physician-owners are among the physicians who refer patients to the hospitals for surgery. On March 26, 2013, the OIG issued a Special Fraud Alert entitled “Physician-Owned Entities, in which the OIG concluded, among other things, that PODs are “inherently suspect under the anti-kickback statute” and that PODs present “substantial fraud and abuse risk and pose dangers of patient safety.” Since 2013, the OIG has further increased its scrutiny of PODs and the Department of Justice has brought several high-profile cases against physician owners.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false or fraudulent claim to, or the knowing use of false statements to obtain payment from, the federal government. Private suits filed under the False Claims Act, known as qui tam actions, can be brought by individuals on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim Act action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $13,000 and $30,000 for each separate false claim and may be subject to exclusion from Medicare, Medicaid, and other federal healthcare programs. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Human Capital

As of December 31, 2024, we had 867 employees worldwide. Approximately 681 employees were located in the U.S. and 186 employees were located outside of the U.S. Of our U.S. employees, 408 were based in our Carlsbad, California headquarters, covering all of the following functional areas: sales, customer service, marketing, clinical education, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology, and administration.

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

To attract and retain employees, we offer competitive, performance-based compensation and benefits, opportunities for discounted equity ownership, employee recognition programs, career development opportunities, and access to continual growth through in-house live trainings, as well as support and reimbursement for external trainings and educational programs. In addition, to further expand employee enrichment and engagement, we periodically survey our employees regarding their satisfaction levels. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. We completed a survey in December 2024, in which over 92% of respondents indicated a willingness to recommend the Company to friends and family as a desirable place to work. High employee satisfaction is also reflected in our high employee engagement and low undesired turnover, which was approximately 5% for 2024.

We have never experienced a work stoppage due to labor difficulties, and believe that our relations with our employees are good. We currently have no employees working under collective bargaining agreements.

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

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, electronically with the Securities and Exchange Commission ("SEC"). We make these reports available to you free of charge through the Investor Relations section of our website as soon as reasonably practical after such materials have been electronically filed with, or furnished to, the SEC. The public can also obtain any documents that we file with the SEC at http://www.sec.gov.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 40% and 41% our net sales for the years ended December 31, 2024 and 2023, respectively, and are expected to continue to be significant in the future. A decline in sales of these systems for any reason would have a significant adverse impact on our business, financial condition and results of operations. We rely on third-party licenses related to our polyaxial pedicle screw systems in order to use various proprietary technologies that are material to these systems, including the enforceability of the intellectual property rights in such technologies. Certain of our licenses may be terminated upon specific conditions. Our rights under each of the licenses are subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of royalties and other fees. Because of the complexity of our product and the patents we have licensed, determining the scope of the license and related obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. Any action that would prevent us from manufacturing, marketing and selling these systems or increase the costs associated with these systems would have a significant adverse effect on our business, financial condition and results of operations.

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

The use of artificial intelligence ("AI") technology by our employees or business partners could result in misuse or loss of proprietary information, violation of laws and regulations, or damage to our reputation and credibility.

Our employees and business partners may use AI technology to perform their work. Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with use of AI technology. Additionally, the use and disclosure of personal data in AI technology is subject to various data privacy laws and other data privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Results, Credit and Certain Financial Obligations and Need for Financing

We may need to raise additional funds in the future and such funds may not be available on acceptable terms, if at all.

At December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $138.8 million, accounts receivable, net, cash from operations and available borrowings under our revolving credit facility with entities affiliated with MidCap Financial Trust ("Revolving Credit Facility"). We believe that our current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months subsequent to the date the consolidated financial statements are issued. If needed, we will seek additional funds from public and private equity or debt financings, borrowings under the Revolving Credit Facility, new debt facilities or other sources to fund our projected operating requirements. Our capital requirements will depend on many factors, including:

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

The loan agreements we entered into in connection with our Revolving Credit Facility and the Braidwell Term Loan as well as the indenture governing our outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") contain certain affirmative, operating or financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the applicable loan agreement or indenture, which could result in an increase the applicable interest rate or all amounts borrowed under the applicable debt instrument, together with accrued interest and other fees, to become due and payable or, with respect to our Revolving Credit Facility, could result in MidCap refusing to make further extensions of credit to us. If our indebtedness under the Revolving Credit Facility, the Braidwell Term Loan or the 2026 Notes were to be accelerated, if the amount of interest owing under such debt or, in the case of the Revolving Credit Facility, if MidCap refuses to make further extensions of credit to us, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, in the case of the Revolving Credit Facility and Braidwell Term Loan, the lender would also have the right to proceed against the collateral, including substantially all of our assets, granted to secure the indebtedness under the debt obligation. If the applicable lender proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.

We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.

We have typically incurred net losses since our inception. As of December 31, 2024, we had an accumulated deficit of $1.3 billion. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of our products and equity and debt financings. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

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

Based on shares outstanding at February 19, 2025, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 30% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying, deferring or preventing our change in control, causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders, or reducing our public float held by non-affiliates.

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

We design and assess our program based on various cybersecurity frameworks, most prominently the Health Information Trust Alliance (“HITRUST”) Common Security Framework, and Service Organization Controls (“SOC”) 2, developed by the American Institute of CPAs. In 2024, our cybersecurity systems, supporting infrastructure and EOS products received HITRUST e1 certification as they met the HITRUST CSF v11.20 certification criteria. We use this cybersecurity framework and information security controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program includes annual review and assessment by external, independent third parties, who certify and report on these programs.

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

Location	Use	Approximate Square Footage
Carlsbad, California	Corporate headquarters	121,541
Memphis, Tennessee	Distribution facility	75,643
Paris, France	Office facilities	19,913

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

Stockholders

As of February 19, 2025, there were approximately 425 holders of record of an aggregate 144,149,232 outstanding shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2024, the Company issued unregistered equity securities as described below:

Date Issued	Number of Shares	Grant Date Fair Value per Share (4)
October 1, 2024	129,333(1)	$5.27
October 1, 2024	2,753(2)	$5.27
October 1, 2024	625(3)	$5.27
October 15, 2024	1,887(2)	$5.30
November 12, 2024	1,250(3)	$9.28
December 2, 2024	11,667(1)	$10.21

(1) Pursuant to Development Service Agreements for the development of products and intellectual property.

(2) Consulting services rendered to the Company.

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

There were no repurchases of common stock during the year ended December 31, 2024.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of two indices: (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Medical Equipment Index over the five-year period ending December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ALPHATEC HOLDINGS, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. A discussion regarding our financial condition and results of operations for 2024 compared to 2023 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2023 compared to 2022, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep industry know-how, we aim to revolutionize spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding Alpha InformatiX™ ("AIX") platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies and we are perpetually innovating to accomplish our vision to be the standard bearer in spine.

The application of our team’s deep spine know-how, coupled with a willingness to invest holistically in each of the technologies integrated into all of our procedural approaches continues to increasingly compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion, which has delivered an approximately 40% revenue compound annual growth rate since our transformation commenced in 2018.

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

Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

Revenue. We derive our revenue primarily from the sale of spinal surgery implants used in the treatment of spine disorders, as well as from the sale of medical imaging equipment which is used for surgical planning and post-operative assessment. Spinal implant products include pedicle screws and complementary implants, interbody devices, plates, and tissue-based materials. Medical imaging equipment includes our EOS full-body and weight-bearing x-ray imaging devices, and related services. Our revenue is generated by our direct sales force and independent sales agents. Our products are shipped and invoiced to hospitals and surgical centers. Currently, most of our business is conducted with customers within markets in which we have experience and with payment terms that are customary to our business. We may defer revenue until the time of collection if circumstances related to payment terms, regional market risk or customer history indicate that collectability is not certain.

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

Amortization expense. Amortization expense includes amortization of acquired intangible assets and amortization of internally-developed software that has been placed in service. Amortization of acquired intangible assets consists of intangible assets acquired in business combinations and asset purchases.

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

Results of Operations

Total revenue

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Revenue from products and services	$611,562	$482,262	$129,300	27%

Revenue from products and services increased by $129.3 million, or 27%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our product portfolio, and increasing adoption of our technology.

Cost of sales

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Cost of sales	$187,300	$172,059	$15,241	9%

Cost of sales increased by $15.2 million, or 9%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in product volume offset by a decrease in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. Stock-based compensation associated with these awards was higher during the year ended December 31, 2023 as the vesting conditions of certain of these amended awards that met the requirements for presentation within cost of sales were deemed probable at that time.

Operating expenses

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Operating expenses:
Research and development	$80,718	$70,115	$10,603	15%
Sales, general and administrative	450,199	374,080	76,119	20%
Litigation-related expenses	9,799	22,287	(12,488)	(56)%
Amortization expense	16,258	14,284	1,974	14%
Transaction-related expenses	210	2,113	(1,903)	(90)%
Restructuring expenses	3,247	719	2,528	352%
Total operating expenses	$560,431	$483,598	$76,833	16%

Research and development expenses. Research and development expenses increased by $10.6 million, or 15%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to an increase in personnel to support the expansion of our new product portfolio and an increase in stock-based compensation associated with Development Service Agreements (as described above), as the vesting conditions of certain of these amended awards, that met the requirements for presentation within research and development, were deemed probable during the year.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $76.1 million, or 20%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic sales channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business.

Litigation-related expenses. Litigation-related expenses decreased by $12.5 million, or 56%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily related to a decrease in legal fees associated with our previously settled litigation matters. Refer to Note 7 of our Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding litigation matters.

Amortization expense. Amortization expense increased $2.0 million, or 14%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in amortization expense is primarily due to amortization of intangible assets acquired in the acquisition of Valence in April 2023 and internally-developed software placed in service during 2024.

Transaction-related expenses. Transaction-related expenses decreased $1.9 million, or 90%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in transaction-related expenses is due to the Valence acquisition in April 2023.

Restructuring expenses. Restructuring expenses increased $2.5 million, or 352%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in restructuring expenses is primarily due to costs associated with the relocation of office facilities in Paris, France, and severance and related tax costs incurred in connection with cost rationalization efforts.

Total interest and other expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Other expense, net:
Interest expense, net	$(24,879)	$(16,641)	$(8,238)	50%
Other (expense) income, net	(1,025)	3,121	(4,146)	(133)%
Total other expense, net	$(25,904)	$(13,520)	$(12,384)	92%

Interest expense, net, increased $8.2 million, or 50%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in both September 2023 and October 2024.

Other (expense) income, net, increased $4.1 million, or 133%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in other (expense) income, net, was primarily due to foreign currency rates and recognition of an employee retention credit during the year ended December 31, 2023.

Income tax provision

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Income tax provision (benefit)	$50	$(277)	$327	(118)%

Income tax provision for the year ended December 31, 2024 was negligible and remained consistent compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our Revolving Credit Facility, and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in our sales channel and expansion, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

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

We do not have any material financial exposure to one customer or one country, outside the U.S., that would significantly hinder our liquidity. We are and may become involved in various legal proceedings arising from our business activities. While we have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our consolidated financial statements, litigation is inherently unpredictable, and depending on the nature and timing of a proceeding, an unfavorable resolution could materially affect our future consolidated results of operations, cash flows or financial position in a particular period. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual or disclosure in our consolidated financial statements. An estimated loss contingency is accrued in our consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Assessing contingencies is highly subjective and requires judgments about future events because litigation is inherently unpredictable, and unfavorable resolutions could occur. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to reasonably possible outcomes, and as such are not meaningful indicators of our potential liability. We have disclosed all material accruals for pending litigation or investigations in Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.

Cash and cash equivalents were $138.8 million and $221.0 million at December 31, 2024 and December 31, 2023, respectively. We have available borrowings under the Revolving Credit Facility discussed above. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure, debt service requirements and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Year Ended December 31,
	2024	2023	2022
Cash (used in) provided by:
Operating activities	$(44,651)	$(78,485)	$(75,134)
Investing activities	(93,136)	(141,975)	(58,280)
Financing activities	56,208	356,919	31,228
Effect of exchange rate changes on cash	(551)	(185)	(366)
Net change in cash and cash equivalents	$(82,130)	$136,274	$(102,552)

Operating Activities

We used net cash of $44.7 million from operating activities for the year ended December 31, 2024. The cash used in operating activities primarily related to costs associated with the continued expansion of our business and inventory purchases, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $93.1 million in investing activities for the year ended December 31, 2024, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products.

Financing Activities

Financing activities provided net cash of $56.2 million for the year ended December 31, 2024, which is primarily related to proceeds from our term loan and net draws on our revolving line of credit.

Debt and Commitments

As of December 31, 2024, we had $200.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of December 31, 2024, we had $63.3 million outstanding under the Revolving Credit Facility. The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes").

As of December 31, 2024, we had $316.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of December 31, 2024, we had $3.0 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to certain minimum purchase commitment requirements through December 2025. As of December 31, 2024, the remaining minimum purchase commitment under the agreement was $8.8 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2024 are summarized in the following table (in thousands):

	Payments Due by Period
	Total	1 Year or Less	More than 1 Year
2026 Notes	$316,250	$—	$316,250
Braidwell Term Loan, including final payment fee of $6,500	206,500	—	206,500
Interest expense(1)	65,759	22,807	42,952
Revolving Credit Facility	63,284	—	63,284
Facility lease obligations	42,329	7,112	35,217
Purchase commitments (2)	8,810	4,405	4,405
Other (3)	3,052	1,226	1,826
Development services plans	1,532	—	1,532
Total	$707,516	$35,550	$671,966

(1)
Represents interest expense from our debt that we expect to pay in the future.
(2)
Includes inventory purchase commitments of $8.8 million.
(3)
Represents other debt.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the contract terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment, and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of our total revenue. In certain cases, we offer the ability for customers to lease our imaging equipment primarily on a non-sales type basis, but such arrangements are immaterial to total revenue in the years presented. We generally do not allow returns of products that have been delivered. Costs incurred by us associated directly with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

We record a contract asset when one or more performance obligations have been completed and revenue has been recognized, but the customer's payment is contingent on the satisfaction of additional performance obligations. We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received in advance of our performance. When we sell a product or service with a future performance obligation, revenue is deferred on the unfulfilled performance obligation and recognized over the related performance period. Generally, we estimate the selling price of promised services included in the equipment sales price using an expected cost plus a margin approach and/or the separately observable price of such service, if available. The transaction price for a contract’s various performance obligations is allocated using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Excess and Obsolete Inventory

Most of our inventory is comprised of finished goods, and we primarily utilize third-party suppliers to produce our products. Specialized implants, fixation products, biologics, and imaging equipment are determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Component parts related to the imaging equipment are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. We review the components of inventory on a periodic basis for excess and obsolescence and adjust inventory to its net realizable value as necessary.

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

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, internally developed software, customer relationships, trade name, trademarks, and in-process research and development. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 12 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate net sales or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase. We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of 138.8 million as of December 31, 2024, which consist of cash and money market funds. Interest-earning deposit accounts and money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

Loans under the Revolving Credit Facility and the Braidwell Term Loan bear interest at floating rates tied to SOFR. As a result, changes in SOFR can affect our results of operation and cash flows. As of December 31, 2024, the outstanding balance under the Braidwell Term Loan and Revolving Credit Facility was $200.0 million and $63.3 million, respectively. The interest rates for the Braidwell Term Loan and Revolving Credit Facility as of December 31, 2024 were 10.4% and 8.2%, respectively.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of sales, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the year ended December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) as of December 31, 2024. Based on such evaluation, our management has concluded as of December 31, 2024, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. This report states that internal control over financial reporting was effective and appears in “Report of Independent Registered Public Accounting Firm” in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period:

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
J. Todd Koning	Executive Vice President and Chief Financial Officer	Adopt	11/26/2024	89,321	December 31, 2025
Karen McGinnis	Member of the Board of Directors	Adopt	12/3/2024	42,283	December 31, 2025

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Alphatec Holdings, Inc.		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to the Certificate of Incorporation of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws of Alphatec Holdings, Inc.		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/23/17	000-52024

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/12/18	000-52024

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Amended and Restated Registration Rights Agreement, dated April 16, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form 8-K/A (Exhibit 4.1)	04/16/18	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.3	Registration Rights Agreement, dated November 6, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.5	Form of Registration Rights Agreement		Form 8-K (Exhibit 4.2)	03/23/17	000-52024

4.6	Second Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles		Form 10-K (Exhibit 4.6)	2/28/23	000-52024

4.7	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated November 6, 2018		Form S-3/A (Exhibit 4.11)	11/13/18	333-221085

4.8	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated June 21, 2019		Form 8-K (Exhibit 10.1)	06/27/19	000-52024

4.9	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated November 6, 2018		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.10	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated June 21, 2019		Form 8-K (Exhibit 10.2)	06/27/19	000-52024

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		Form 10-K (Exhibit 4.15)	03/17/20	000-52024

4.12	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	06/04/20	000-52024

4.13	Form of Amendment to Warrant		Form 8-K (Exhibit 4.2)	06/04/20	000-52024

4.14	Form of Second Amendment to Warrant		Form 8-K (Exhibit 4.3)	06/04/20	000-52024

4.15	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated May 29, 2020		Form 8-K (Exhibit 4.4)	06/04/20	000-52024

4.16	Registration Rights Agreement, dated December 16, 2020		Form 8-K (Exhibit 4.1)	12/17/20	000-52024

4.17	Indenture, dated as of August 10, 2021, between Alphatec Holdings, Inc. and U.S. Bank National Association, as trustee.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.18	Form of certificate representing the 0.75% Convertible Senior Notes due 2026.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

Securities Purchase Agreements

10.1	Securities Purchase Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto		Form 8-K (Exhibit 10.1)	03/12/18	000-52024

Real Property Lease Agreements

10.2	Lease Agreement by and between Alphatec Spine, Inc. and RAF Pacifica Group - Real Estate Fund IV, LLC; ARKA Monterey Park, LLC, and 170 Arrowhead Partners, LLC, dated as of December 4, 2019		Form 10-K (Exhibit 10.3)	03/17/20	000-52024

Capped Call Agreements

10.3	Form of Confirmation of Call Option Transaction		Form 8-K (Exhibit 10.1)	8/10/21	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.4†

Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004

			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.5†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

Agreements with Officers and Directors

10.6*	Employment Agreement with J. Todd Koning dated April 6, 2021		Form 8-K (Exhibit 10.1)	04/8/21	000-52024

10.7*	Employment Agreement with Craig E. Hunsaker dated September 14, 2016		Form 10-Q (Exhibit 10.5)	05/12/17	000-52024

10.8*	Employment Agreement by and among Patrick S. Miles, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, October 2, 2017		Form 10-K (Exhibit 10.26)	03/09/18	000-52024

10.9*	Employment Agreement by and among Eric Dasso, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, August 2, 2019		Form 10-K (Exhibit 10.29)	03/17/20	000-52024

10.10*	Employment Agreement by and among Dave Sponsel, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated March 4, 2018		Form 10-K (Exhibit 10.31)	03/17/20	000-52024

10.11*	Form of Severance Agreement between J. Todd Koning, Dave Sponsel and Eric Dasso and Alphatec Spine, Inc dated July 19, 2023		Form 10-Q (Exhibit 10.2)	07/19/23	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.12*	Severance Agreement between Patrick S. Miles and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.1)	02/22/21	000-52024

10.13*	Severance Agreement between Craig E. Hunsaker and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.2)	02/22/21	000-52024

10.14*	Form of Change in Control Agreement entered into separate between Alphatec Spine, Inc. and Dave Sponsel and Eric Dasso		Form 10-K (Exhibit 10.30)	03/05/21	000-52024

Equity Compensation Plans

10.15*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.16*	Amendment to Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.17*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.18*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.19*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.20*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.21*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

10.23*	Amended and Restated 2016 Equity Incentive Award Plan		Form 8-K/A (Exhibit 10.1)	06/22/17	000-52024

10.24*	First Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	05/18/18	000-52024

10.25*	Second Amendment to 2016 Equity Incentive Plan		Form 10-Q (Exhibit 10.1)	11/09/18	000-52024

10.26*	Third Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/13/19	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.27*	Fourth Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.1)	06/18/20	000-52024

10.28*	Fifth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	6/15/23	000-52024

10.29*	Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K/A (Exhibit 10.2)	06/22/17	000-52024

10.30*	First Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/13/19	000-52024

10.31*	Second Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/21/21	000-52024

10.32*	Third Amendment to the Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	6/15/23	000-52024

10.33*	2016 Employment Inducement Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

10.34*	First Amendment to 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.35*	Second Amendment to the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	03/31/17	333-217055

10.36*	Third Amendment to the 2016 Employment Inducement Award Plan, dated October 1, 2017.		Form 8-K (Exhibit 10.4)	10/2/17	000-52024

10.37*	Fourth Amendment to the 2016 Employment Inducement Award Plan, dated March 6, 2018.		Form 8-K (Exhibit 10.9)	03/12/18	000-52024

10.38*	Fifth Amendment to the 2016 Employment Inducement Award Plan, dated May 13, 2019		Form S-8 (Exhibit 10.11)	07/16/19	333-232661

10.39*	Sixth Amendment to the 2016 Employment Inducement Award Plan, dated October 25, 2023		Form 10-K (Exhibit 10.39)	2/27/2024	000-52024

10.40*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

10.41*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.42*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

Loan Agreements
10.43	Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among		Form 8-K (Exhibit 10.1)	01/09/23	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
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

10.46

Amendment No. 1, dated as of October 29, 2024, to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent

			Form 8-K (Exhibit 10.1)	10/30/2024	000-52024

10.47

Amendment No. 2, dated April 23, 2024, to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding IV Trust, as agent and the lenders party thereto

			Form 10-Q (Exhibit 10.1)	10/30/2024	000-52024

10.48

Amendment No. 3 to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding IV Trust, as agent and the lenders party thereto

			Form 10-Q (Exhibit 10.2)	10/30/2024	000-52024

19	Insider Trading Policy		Form 10-K (Exhibit 19)	2/27/2024	000-52024

21	Subsidiaries of the Registrant and Wholly Owned Subsidiaries of the Registrant's Subsidiaries		Form 10-K (Exhibit 21)	2/27/2024	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Clawback Policy		Form 10-K (Exhibit 97)	2/27/2024	000-52024

101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

(†) Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHATEC HOLDINGS, INC.

Dated:	February 26, 2025	By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	February 26, 2025	By:	/s/ J. Todd Koning
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

Signature	Title	Date

/s/ Patrick S. Miles	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Patrick S. Miles

/s/Mortimer Berkowitz III	Lead Director	February 26, 2025
Mortimer Berkowitz III

/s/Evan Bakst	Director	February 26, 2025
Evan Bakst

/s/Quentin Blackford	Director	February 26, 2025
Quentin Blackford

/s/David Demski	Director	February 26, 2025
David Demski

/s/Karen K. McGinnis	Director	February 26, 2025
Karen K. McGinnis

/s/David R. Pelizzon	Director	February 26, 2025
David R. Pelizzon

/s/Jeffrey P. Rydin	Director	February 26, 2025
Jeffrey P. Rydin

/s/Keith Valentine	Director	February 26, 2025
Keith Valentine

/s/Ward W. Woods	Director	February 26, 2025
Ward W. Woods

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 26, 2025

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alphatec Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California

February 26, 2025

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$138,840	$220,970
Accounts receivable, net of allowances of $4,763 and $910, respectively	82,987	72,613
Inventories	175,264	136,842
Prepaid expenses and other current assets	20,308	20,666
Total current assets	417,399	451,091
Property and equipment, net	156,394	149,835
Right-of-use assets	34,701	26,410
Goodwill	70,976	73,003
Intangible assets, net	93,518	102,451
Other assets	2,722	2,418
Total assets	$775,710	$805,208
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$52,984	$48,985
Accrued expenses and other current liabilities	81,466	87,712
Contract liabilities	10,467	13,910
Short-term debt	1,656	1,808
Current portion of operating lease liabilities	6,453	5,159
Total current liabilities	153,026	157,574
Long-term debt	574,522	511,035
Operating lease liabilities, less current portion	27,305	23,677
Other long-term liabilities	11,423	11,203
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized, and 3,319 shares issued and outstanding at December 31, 2024 and 2023	23,603	23,603
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 200,000 authorized; 144,129 shares issued and outstanding at December 31, 2024, and 139,257 shares issued and 139,245 shares outstanding at December 31, 2023	14	14
Treasury stock, 1,808 shares at December 31, 2024 and December 31, 2023	(25,097)	(25,097)
Additional paid-in capital	1,305,677	1,230,484
Accumulated other comprehensive loss	(13,678)	(8,323)
Accumulated deficit	(1,281,085)	(1,118,962)
Total stockholders’ (deficit) equity	(14,169)	78,116
Total liabilities and stockholders’ (deficit) equity	$775,710	$805,208

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue from products and services	$611,562	$482,262	$350,867
Cost of sales	187,300	172,059	117,808
Gross profit	424,262	310,203	233,059
Operating expenses:
Research and development	80,718	70,115	44,033
Sales, general and administrative	450,199	374,080	300,013
Litigation-related expenses	9,799	22,287	23,943
Amortization expense	16,258	14,284	10,115
Transaction-related expenses	210	2,113	120
Restructuring expenses	3,247	719	1,810
Total operating expenses	560,431	483,598	380,034
Operating loss	(136,169)	(173,395)	(146,975)
Other expense, net:
Interest expense, net	(24,879)	(16,641)	(5,505)
Other (expense) income, net	(1,025)	3,121	471
Total other expense, net	(25,904)	(13,520)	(5,034)
Net loss before taxes	(162,073)	(186,915)	(152,009)
Income tax provision (benefit)	50	(277)	(716)
Net loss	$(162,123)	$(186,638)	$(151,293)
Net loss per share, basic and diluted	$(1.13)	$(1.54)	$(1.46)
Weighted average shares outstanding, basic and diluted	142,946	121,242	103,373

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(162,123)	$(186,638)	$(151,293)
Foreign currency translation adjustments	(5,355)	2,471	(4,758)
Comprehensive loss	$(167,478)	$(184,167)	$(156,051)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	equity (deficit)
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	73,277	—	—	—	73,277
Common stock issued for warrant exercises	63		314	—	—	—	314
Common stock issued for employee stock purchase plan and stock option exercises	789	—	4,865	—	—	—	4,865
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	4,014	—	(7,964)	—	—	—	(7,964)
Reclassification of equity-based liability	—	—	2,207	—	—	—	2,207
Issuance of common stock warrant	—	—	2,244	—	—	—	2,244
Common stock issued for asset acquisition	18	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(5,355)	—	(5,355)
Net loss	—	—	—	—	—	(162,123)	(162,123)
Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)

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

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(162,123)	$(186,638)	$(151,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,418	56,139	41,168
Stock-based compensation	73,277	81,244	40,556
Amortization of debt discount and debt issuance costs	4,462	3,634	2,038
Amortization of right-of-use assets	4,902	3,543	2,760
Write-down for excess and obsolete inventories	15,421	13,608	9,792
Loss on disposal of assets	3,072	3,708	2,594
Other	5,194	455	1,187
Changes in operating assets and liabilities:
Accounts receivable	(14,589)	(12,795)	(18,832)
Inventories	(54,660)	(45,562)	(20,704)
Prepaid expenses and other current assets	(97)	(11,098)	552
Other assets	(466)	(541)	(109)
Accounts payable	9,671	6,989	9,796
Accrued expenses and other current liabilities	(1,781)	17,000	13,508
Lease liabilities	(5,495)	(3,602)	(2,678)
Contract liabilities	(3,261)	1,793	(2,280)
Other long-term liabilities	3,404	(6,362)	(3,189)
Net cash used in operating activities	(44,651)	(78,485)	(75,134)
Investing activities:
Purchases of property and equipment	(83,223)	(80,508)	(49,453)
Purchase of intangible assets	(9,913)	(6,467)	(8,827)
Acquisition of business, net of cash acquired	—	(55,000)	—
Net cash used in investing activities	(93,136)	(141,975)	(58,280)
Financing activities:
Proceeds from Revolving Credit Facility and line of credit	174,975	134,000	62,500
Repayment of Revolving Credit Facility and line of credit	(164,175)	(119,500)	(27,500)
Proceeds from term debt, net of debt discount	48,000	148,473	—
Net cash paid for common stock exercises	(560)	(1,064)	(3,041)
Payment of debt issuance costs	(140)	(3,321)	(1,315)
Proceeds from common stock offerings, net of offering costs	—	213,181	—
Repayment of OCEANEs	—	(13,315)	—
Other	(1,892)	(1,535)	584
Net cash provided by financing activities	56,208	356,919	31,228
Effect of exchange rate changes on cash	(551)	(185)	(366)
Net change in cash and cash equivalents	(82,130)	136,274	(102,552)
Cash and cash equivalents at beginning of year	220,970	84,696	187,248
Cash and cash equivalents at end of year	$138,840	$220,970	$84,696
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,316	$17,269	$3,860
Cash paid for income taxes	$275	$333	$272
Supplemental disclosure of noncash investing and financing activities:
Debt issuance costs	$—	$—	$2,760
Financed insurance	$1,156	$1,328	$1,959
Financed property and equipment	$—	$—	$600
Purchases of property and equipment in accounts payable and accrued expenses	$8,668	$10,406	$2,128
Purchases of intangible assets	$250	$99	$750
Recognition of lease liability	$11,923	$424	$1,694
Modification of lease liability for lease amendment	$—	$—	$4,288

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include the accounts of the Company and its wholly owned subsidiaries. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one reportable business segment.

Reclassification

Certain financial statement line items in the consolidated financial statements for the year ended December 31, 2022 have been aggregated to conform to the current year’s presentation.

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

The Company’s accounts receivable have payment terms commensurate with the local business practice depending on the country of sale. The Company generally does not allow returns of products that have been delivered. The Company offers standard quality assurance warranty on its products. The Company had no material bad debt expense during the years presented.

Excess and Obsolete Inventory

Most of the Company’s inventory is comprised of finished goods, which is primarily produced by third-party suppliers. Specialized implants, fixation products, biologics, and imaging equipment are determined by utilizing a standard cost method that includes capitalized variances which approximates the weighted average cost. Component parts related to the imaging equipment are valued at weighted average cost. Inventories are stated at the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates and assumptions are determined primarily based on current usage of inventory and the age of inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches. Increases in the LCNRV reserve for excess and obsolete inventory result in a corresponding charge to cost of sales. For the years ended December 31, 2024, 2023 and 2022, the Company recorded LCNRV charges for excess and obsolete inventory of $15.4 million, $13.6 million and $9.8 million, respectively, net of inventory sold of $3.4 million, $0.2 million and $1.5 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a reduction of reserve for inventory that was disposed of $3.5 million, $12.9 million and $8.2 million, respectively.

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases were immaterial for all years presented. The Company had an immaterial amount of financing leases as of December 31, 2024 and 2023, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment of goodwill as of October 1, 2024 and determined that no impairment existed. In addition, no indicators of impairment were noted through December 31, 2024, and consequently no impairment charge was recorded during the years ended December 31, 2024, 2023 and 2022.

Valuation of Intangible Assets

Intangible assets are comprised primarily of purchased technology, internally developed software, customer relationships, trade name, trademarks, and in-process research and development. The Company makes significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 12 years. The Company bases the useful lives and related amortization expense on the period of time it estimates the assets will generate net sales or otherwise be used. The Company also periodically reviews the lives assigned to its intangible assets to ensure that its initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in the Company’s reported results would increase. The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the asset over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges. There were no impairment charges during the years ended December 31, 2024, 2023 or 2022.

In-process research and development ("IPR&D") and software in development have indefinite lives and are not amortized until the related products reach full commercial launch or when the projects are complete and their assets are ready for their intended use. Indefinite-lived intangible assets are considered to be impaired if the products do not reach commercial launch, if the project is not completed or not completed in a timely manner, or if the related products or projects are no longer technologically feasible. Impairment related to IPR&D and software in development is calculated as the excess of the asset's carrying value over its fair value. There were no impairment charges during the years ended December 31, 2024, 2023 or 2022.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the asset are less than its carrying amount. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no material impairment charges during the years ended December 31, 2024, 2023 or 2022.

Warrants to Purchase Common Stock

Warrants are accounted for in accordance with the applicable accounting guidance as either derivative liabilities or as equity instruments depending on the specific terms of the agreements. All warrants qualify for classification within stockholders' (deficit) equity.

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

Sales are derived primarily from the sale of spinal implant products, imaging equipment, and related services to hospitals and medical centers. Revenue is recognized when obligations under the terms of a contract with customers are satisfied, which occurs with the transfer of control of products to customers, either upon shipment of the product or delivery of the product to the customer depending on the shipping terms, or when the products are used in a surgical procedure (implanted in a patient). Revenue from the sale of imaging equipment is recognized as each distinct performance obligation is fulfilled and control transfers to the customer, beginning with shipment or delivery, depending on the contract terms. Revenue from other distinct performance obligations, such as maintenance on imaging equipment and other imaging related services, is recognized in the period the service is performed, and makes up less than 10% of the Company’s total revenue. In certain cases, the Company does offer the ability for customers to lease its imaging equipment, but such arrangements are immaterial to total revenue in the years presented. The Company generally does not allow returns of products that have been delivered. Costs incurred by the Company associated directly with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, except for contracts that complete within one year or less, in which case the associated costs are expensed as incurred. Payment terms for sales to customers may vary but are commensurate with the general business practices in the country of sale.

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

Transaction-related Expenses

Transaction-related costs are expensed as incurred. Transaction-related expenses consist of certain costs incurred related primarily to the acquisition and integration of Valence, as defined below.

Product Shipment Cost

Product shipment costs for surgical sets are included in sales, general and administrative expenses in the accompanying consolidated statements of operations. Product shipment costs totaled $21.8 million, $17.3 million and $14.8 million for the years ended December 31, 2024, 2023 and 2022 respectively.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(162,123)	$(186,638)	$(151,293)
Denominator:
Weighted average common shares outstanding	142,946	121,242	103,373
Net loss per share, basic and diluted	$(1.13)	$(1.54)	$(1.46)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the years presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock and employee stock purchase plan	2,204	2,555	2,991
Unvested restricted stock units	7,426	7,713	8,533
Warrants to purchase common stock	9,316	8,219	15,491
Senior convertible notes	17,246	17,246	17,246
	36,192	35,733	44,261

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that expands disclosure requirements for reportable segments, primarily through enhanced disclosure of significant segment expenses. The guidance in ASU No. 2023-07 allows for a retrospective method of transition. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new accounting pronouncement on January 1, 2024. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations and cash flows. See Note 12 - Business Segment and Geographic Disclosure for additional disclosures.

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

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,006	—	—	$57,006
Total cash equivalents	$57,006	—	—	$57,006

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,662	—	—	$76,662
Total cash equivalents	$76,662	—	—	$76,662

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $299.6 million at December 31, 2024 and approximately $335.4 million at December 31, 2023.

4. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$19,378	$23,394
Work-in-process	—	950
Finished goods	155,886	112,498
Inventories	$175,264	$136,842

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful Life	December 31,
	(in years)	2024	2023
Surgical instruments	4	$283,597	$224,357
Machinery and equipment	7	12,710	11,633
Computer equipment	3	32,082	5,778
Office furniture and equipment	5	6,759	6,225
Leasehold improvements	various	4,321	3,986
Construction in progress	n/a	541	24,732
		340,010	276,711
Less: accumulated depreciation		(183,616)	(126,876)
Property and equipment, net		$156,394	$149,835

Total depreciation expense was $62.1 million, $40.9 million and $31.0 million for the years ended December 31, 2024, 2023 and 2022 respectively. At December 31, 2024 and 2023, assets recorded under financing leases of $0.8 million and $1.1 million, respectively, were included in the property and equipment, net, balance. Amortization of assets under financing leases is included in depreciation expense.

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2024 included the following (in thousands):

December 31, 2023	$73,003
Foreign currency fluctuation	(2,027)
December 31, 2024	$70,976

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$102,412	$(38,055)	$64,357
Internally developed software	3	4,283	(1,515)	2,768
Trademarks and trade names	7	5,267	(1,991)	3,276
Customer relationships	2	13,996	(10,094)	3,902
Distribution network	–	2,413	(2,410)	3
Total amortized intangible assets		128,371	(54,065)	74,306

Software in development	n/a	12,927	—	12,927
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$147,583	$(54,065)	$93,518
		.
	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2023:	(in years)	Amount	Amortization	Assets, net
Developed product technology	6	$106,782	$(26,560)	$80,222
Trademarks and trade names	7	5,588	(1,561)	4,027
Customer relationships	3	14,504	(8,692)	5,812
Distribution network	1	2,413	(2,242)	171
Total amortized intangible assets		129,287	(39,055)	90,232

Software in development	n/a	7,934	—	7,934
In-process research and development	n/a	4,285	—	4,285
Total intangible assets		$141,506	$(39,055)	$102,451

During the year ended December 31, 2023, in connection with the Company's acquisition of Valence, as further described in Note 2, the Company recorded additions to developed product technology and goodwill in the amount of $26.9 million and $24.6 million, respectively. The intangible asset acquired will be amortized on a straight-line basis over a useful life of seven years.

Total amortization expense was $16.4 million, $15.2 million and $10.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Software in development assets begin amortizing when the projects are complete and the assets are ready for their intended use. In-process research and development assets and software in development assets begin amortizing when the related products reach full commercial launch.

Future amortization expense related to intangible assets as of December 31, 2024 is as follows (in thousands):

Year Ending December 31,
2025	$15,561
2026	15,573
2027	13,351
2028	11,166
2029	9,640
Thereafter	9,015
Total	$74,306

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Payroll and payroll related	$29,103	$29,207
Commissions and sales milestones	25,778	21,414
Royalties	6,703	7,968
Accrued legal expenses	5,587	10,994
Taxes and fees	2,505	1,985
Inventory in-transit	2,418	2,251
Admin fees and rebates	2,300	2,732
Interest	1,402	1,753
Professional fees	1,353	1,384
Other	4,317	8,024
Total accrued expenses	$81,466	$87,712

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Income tax-related liabilities	$5,077	$5,838
Contract liabilities	3,131	2,561
Royalties	1,532	1,065
Other	1,684	1,739
Other long-term liabilities	$11,423	$11,203

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

	December 31, 2024	December 31, 2023
Contract assets	$5,678	$3,865

The Company had current and non-current contract liabilities totaling $10.5 million and $3.1 million, respectively, as of December 31, 2024. The Company had current and non-current contract liabilities totaling $13.9 million and $2.6 million, respectively, as of December 31, 2023. The non-current contract liabilities balance is included in other long-term liabilities on the consolidated balance sheets. Contract liabilities relate to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $24.8 million of revenue from its contract liabilities during the year ended December 31, 2024, of which $13.8 million was recognized from the beginning contract liabilities balance. The Company recognized $28.2 million of revenue from its contract liabilities during the year ended December 31, 2023, of which $10.9 million was recognized from the beginning contract liabilities balance. The Company recognized $21.6 million of revenue from its contract liabilities during the year ended December 31, 2022, of which $12.9 million was recognized from the beginning contract liabilities balance.

6. Debt

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility. The Braidwell Term Loan matures on January 6, 2028. As of December 31, 2024, the outstanding balance under the Braidwell Term Loan was $200.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.6 million in debt issuance costs and $3.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the consolidated balance sheets and are being amortized over the life of the loan. As of December 31, 2024, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $2.5 million and $2.9 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of December 31, 2024 was 10.4%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of December 31, 2024 was 11.7%. During the year ended December 31, 2024, the Company recognized interest expense on the Braidwell Term Loan of $18.9 million, which includes $0.7 million for the amortization of debt issuance costs and $0.3 million for the debt discount. During the year ended December 31, 2023, the Company recognized interest expense on the Braidwell Term Loan of $13.2 million, which includes $0.4 million for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2024.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of December 31, 2024, the outstanding balance under the Revolving Credit Facility was $63.3 million. In January 2025, the Company repaid $52.8 million of the outstanding balance.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of December 31, 2024, and 2023, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.8 million and $1.0 million, respectively.

The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The interest rate as of December 31, 2024 was 8.2%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $3.4 million during the year ended December 31, 2024, which includes $0.2 million for the amortization of debt issuance costs. The Company recognized interest expense on the Revolving Credit Facility of $2.0 million during the year ended December 31, 2023, which includes $0.3 million for the amortization of debt issuance costs. The Company recognized interest expense on the Revolving Credit Facility of $0.2 million during the year ended December 31, 2022, which includes $0.1 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of December 31, 2024, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the consolidated balance sheets.

The outstanding loans are secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2024.

0.75% Convertible Senior Notes due 2026

In August 2021, the Company issued $316.3 million aggregate principal amount of unsecured 2026 Notes with a stated interest rate of 0.75% and a maturity date of August 1, 2026. Interest on the 2026 Notes is payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The net proceeds from the sale of the 2026 Notes were approximately $306.2 million after deducting the initial purchasers’ offering expenses and before cash used for the privately negotiated capped call transactions (the "Capped Call Transactions"), as described below, the repurchase of stock, and the repayment of the outstanding unsecured term loan with Squadron Medical Finance Solutions, LLC (the “Squadron Medical Term Loan") and outstanding obligation under the Inventory Financing Agreement, as described below. The 2026 Notes do not contain any financial covenants.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the consolidated balance sheets as of December 31, 2024 and 2023.

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

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $4.4 million during the years ended December 31, 2024, 2023 and 2022, which includes $2.0 million for the amortization of debt issuance costs during the years ended December 31, 2024, 2023 and 2022. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

December 31, 2024
Principal	$316,250
Unamortized debt issuance costs	(3,262)
Net carrying value	$312,988

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of December 31, 2024 was $2.1 million and $0.9 million at weighted average interest rates of 0.95% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.68% and 1.0%, respectively.

Debt consists of the following (in thousands):

	December 31,
	2024	2023
2026 Notes	$316,250	$316,250
Other notes payable	432	1,175
PGE loans	3,052	4,537
Braidwell Term Loan, including final payment fee of $6,500	206,500	154,875
Revolving Credit Facility	63,284	49,720
Total	589,518	526,557
Less: unamortized debt discount and debt issuance costs	(13,340)	(13,714)
Total	576,178	512,843
Less: short-term debt	(1,656)	(1,808)
Total long-term debt	$574,522	$511,035

Principal payments on debt are as follows as of December 31, 2024 (in thousands):

2025	$1,658
2026	317,483
2027	63,877
2028	206,500
Total	589,518
Less: unamortized debt discount and debt issuance costs	(13,340)
Total	576,178
Less: short-term debt	(1,656)
Long-term debt	$574,522

OCEANE Convertible Bonds

On May 31, 2018, EOS issued 4,344,651 OCEANEs denominated in Euros, due May 2023 for aggregate gross proceeds of $34.3 million. The OCEANEs were unsecured obligations of EOS, ranked equally with all other unsecured and unsubordinated obligations of EOS, and paid interest at a rate equal to 6% per year, payable semiannually in arrears on May 31 and November 30 of each year, beginning November 30, 2018. The OCEANEs matured on May 31, 2023 and the outstanding OCEANEs and accrued interest were paid in full on May 31, 2023. As of December 31, 2023, no OCEANEs remained outstanding. Interest expense was $0.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

7. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding ROU asset upon commencement of the lease using a discount rate based on the incremental borrowing rate of interest that the Company would borrow on a collateralized basis for an amount equal to the lease payments in a similar economic environment. Any short-term leases defined as twelve months or less or month-to-month leases are excluded and are expensed each month. Total costs associated with these short-term leases are immaterial to all periods presented.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the year ended December 31, 2024 were immaterial. The Company had an immaterial amount of financing leases as of December 31, 2024, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the consolidated balance sheets.

On December 1, 2023, the Company entered into a nine-year operating lease in Paris, France that commenced on April 1, 2024, and will terminate on December 31, 2032.

Future minimum annual lease payments for all operating leases of the Company are as follows as of December 31, 2024 (in thousands):

2025	$7,112
2026	6,615
2027	6,543
2028	6,026
2029	5,941
Thereafter	10,092
Total undiscounted lease payments	42,329
Less: imputed interest	(8,571)
Operating lease liability	33,758
Less: current portion of operating lease liability	(6,453)
Operating lease liability, less current portion	$27,305

The Company’s weighted average remaining lease term and weighted average discount rate as of December 31, 2024 and December 31, 2023 are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	6.4	6.5
Weighted average discount rate	6.9%	5.5%

Information related to the Company’s operating leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rent expense	$7,393	$5,045	$4,643
Cash paid for amounts included in measurement of lease liabilities	$6,296	$5,120	$4,409

Purchase Commitments

The Company is obligated to certain minimum inventory purchase commitment requirements with a third-party supplier through December 2026. As of December 31, 2024, the remaining minimum purchase commitment required by the Company under the agreement was $8.8 million.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of December 31, 2024, the Company has not recorded any liability on the consolidated balance sheets related to this matter.

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

8. Equity

Common Stock

There were 200,000,000 shares of common stock authorized at December 31, 2024 and 2023. On October 27, 2023, the Company completed an underwritten public offering (the "Public Offering") of 14,300,000 shares of the Company’s common stock at a public offering price of $10.50 per share. On November 17, 2023, the underwriters exercised their option to purchase 470,769 additional shares. The net proceeds from the offering were approximately $145.8 million, including the underwriting discounts and commissions and offering expenses paid by the Company. On August 11, 2023, the Company completed an at the market offering of 668,484 shares of the Company’s common stock. The net proceeds from the offering were approximately $9.9 million, including the underwriting discounts and commissions and offering expenses paid by the Company. On April 19, 2023, the Company completed a registered securities offering (the “Offering”) of 4,285,715 shares of the Company’s common stock at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by the Company.

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2024, and 2023, the redeemable preferred stock carrying value was $23.6 million and there were 20 million shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2024 and 2023. The redeemable preferred stock is presented separately from stockholders’ equity in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share are reported as a dividend.

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

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of December 31, 2024.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of December 31, 2024.

L-5 Healthcare Partners Warrants

Pursuant to an order entered by the Delaware Chancery Court on September 27, 2024, the Company issued 1,133,160 common stock warrants, to L-5 Healthcare Partners, LLC, a stockholder of the Company (the "L-5 Healthcare Warrants"), at a purchase price of $1.98 per share, for each of the shares represented by the warrant, for a total purchase price of approximately $2.2 million. The L-5 Healthcare Warrants expire in August 2026 and are exercisable by cashless exercise. No L-5 Healthcare Warrants have been exercised as of December 31, 2024.

A summary of all outstanding warrants as of December 31, 2024 is as follows (in thousands):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
L-5 Healthcare Warrants	1,133	$2.17	August 2026
Other*	96	$11.79	Various through June 2026
Total	9,316

*Represents weighted average strike price

9. Stock Benefit Plans and Stock-Based Compensation

2016 Equity Incentive Plan

In 2016 the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Company’s 2005 Employee, Director and Consultant Stock Plan. Under the 2016 Plan, the Company is authorized to grant up to 26,383,000 shares of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. Restricted stock unit awards and performance unit awards generally vest over a three or four year period and vest immediately upon a change in control of the Company. As of December 31, 2024, approximately 4,209,000 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan expires in May 2026.

2016 Employment Inducement Award Plan

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to grant up to 4,150,000 shares of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for the employee to begin employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. As of December 31, 2024 the Inducement Plan had approximately 320,000 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans. As of December 31, 2024, approximately 486,000 restricted shares and approximately 12,500 common stock warrants have been granted under the 2019 Management Objective Strategic Incentive Plan.

2017 Distributor Inducement Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,500,000 shares of common stock to independent third-party sales agents whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to an independent sales agent shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of December 31, 2024, approximately 345,000 warrants and approximately 731,000 shares of restricted common stock were granted under the 2017 Distributor Inducement Plan. As of December 31, 2024, approximately 345,000 warrants and approximately 720,000 shares of common stock were earned or issued.

2017 Development Services Plan

Under the 2017 Development Services Plan, the Company is authorized to issue up to 10,000,000 shares of common stock to third-parties upon the achievement of certain revenue milestones associated with certain developed products. Future payments for product and/or intellectual property development work may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Each common stock issuance is contingent on net sales-based criteria and other provisions, including the satisfaction of applicable laws regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements for development of a wide variety of potential products and intellectual property, with the possibility of issuing shares of common stock. As of December 31, 2024, 3,858,000 shares have been earned or issued under the Development Services Plan. The Company recognizes stock-based compensation once the achievement of the performance criteria and vesting conditions are deemed probable.

Stock-Based Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$4,961	$25,082	$2,597
Research and development	27,030	18,741	5,016
Sales, general and administrative	41,286	37,421	32,943
Total	$73,277	$81,244	$40,556

Stock Options

A summary of the Company’s stock option activity under the equity plans and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	2,468	$3.20
Exercised	(283)	2.52
Forfeited	(27)	14.74
Outstanding at December 31, 2024	2,158	$3.15	3.00	$13,298
Options vested and expected to vest at December 31, 2024	2,158	$3.15	3.00	$13,298
Options exercisable at December 31, 2024	2,155	$3.13	2.99	$13,296

There were no stock options granted during the years ended December 31, 2024, 2023 and 2022. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $2.1 million, $5.2 million and $3.4 million, respectively. The aggregate intrinsic value of options at December 31, 2024 is based on the Company’s closing stock price on the last business day of 2024 of $9.18 per share.

As of December 31, 2024, there was nominal unrecognized compensation expense for stock options which is expected to be recognized on a straight-line basis over a weighted average period of approximately 0.43 years.

Restricted Stock Units and Performance Based Restricted Stock Units

The following table summarizes information about the restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2023	7,713	$13.56
Awarded	5,189	12.56
Vested	(4,616)	7.10
Forfeited	(860)	13.78
Unvested at December 31, 2024	7,426	$12.92	1.06

The weighted-average grant-date fair value per share of awards granted during the years ended December 31, 2024, 2023 and 2022 was $12.56, $15.39 and $8.13, respectively. The total fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $59.4 million, $104.3 million and $35.2 million, respectively.

As of December 31, 2024, there was $50.0 million of unrecognized compensation expense for restricted stock awards, restricted stock units, and performance-based restricted units which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.63 years.

Employee Stock Purchase Plan

In 2007, the Company adopted the ESPP. On June 14, 2023, the Company’s shareholders approved a third amendment to the ESPP which increased the number of shares of common stock available for purchase under the ESPP by 1,500,000 shares, resulting in total common stock reserved for issuance under the ESPP of 3,637,449 shares. As of December 31, 2024, approximately 714,000 shares were available under the ESPP for future issuance.

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

During the years ended December 31, 2024, 2023 and 2022 there were approximately 529,000, 375,000 and 429,000 shares of common stock, issued under the ESPP, respectively. The Company recognized $2.2 million, $1.7 million and $1.6 million in expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.44% - 5.41%	4.54% - 5.41%	0.07% - 4.54%
Expected dividend yield	—	—	—
Expected term (years)	0.50	0.41 - 0.60	0.50 - 0.60
Volatility	54.47% - 91.91%	40.87% - 62.77%	50.29% - 64.53%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2024
Stock options outstanding	2,158
Unvested restricted stock units	7,426
Employee stock purchase plan	714
Senior convertible notes	17,246
Warrants outstanding	9,316
Authorized for future grant under the Distributor and Development Services plans	424
Authorized for future grant under the Management Objective Strategic Incentive Plan	1
Authorized for future grant under the Company Equity plans	4,528
41,813

10. Income Taxes

The components of the pretax loss are presented in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. Domestic	$(147,954)	$(178,313)	$(146,627)
Foreign	(14,119)	(8,602)	(5,382)
Net loss before taxes	$(162,073)	$(186,915)	$(152,009)

The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax provision:
Federal	$78	$76	$(764)
State	349	332	(140)
Foreign	209	145	301
Total current	636	553	(603)
Deferred income tax provision:
Federal	44	37	583
State	(8)	—	160
Foreign	(622)	(867)	(856)
Total deferred	(586)	(830)	(113)
Total income tax provision	$50	$(277)	$(716)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	December 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
Adjustments for tax effects of:
State taxes, net	(0.17)	(0.13)	0.03
Stock-based compensation	(3.57)	(1.12)	(1.79)
Rate differential	0.32	0.18	0.43
Foreign taxes	(0.02)	(0.07)	(0.05)
Other permanent adjustments	(0.71)	(0.21)	0.21
Credits	2.06	1.53	0.00
Federal uncertain tax positions	(1.14)	(1.50)	0.03
Expiration of tax attribute	(0.11)	(0.09)	(1.60)
Liquidation entries	—	—	0.86
Other	0.55	0.70	(0.27)
Valuation allowance	(18.23)	(20.12)	(18.38)
Effective income tax rate	(0.02)%	0.17%	0.47%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$176,352	$167,389
Interest	21,439	16,230
Capitalized research and development expenses	35,177	25,633
Inventory	16,183	12,095
Lease liability	8,388	7,268
Stock-based compensation	16,754	14,024
Accruals and reserves	7,277	6,162
Legal settlement	341	440
Income tax credit carryforwards	7,554	4,231
Total deferred tax assets	289,465	253,472
Valuation allowance	(246,744)	(211,454)
Total deferred tax assets, net of valuation allowance	42,721	42,018
Deferred tax liabilities:
Property and equipment	(27,840)	(26,367)
Goodwill and intangibles	(10,472)	(13,399)
Right-of-use assets	(8,011)	(6,837)
Unrealized foreign exchange gain	(396)	(254)
Total deferred tax liabilities	(46,719)	(46,857)
Net deferred tax assets	$(3,998)	$(4,839)

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2024, a valuation allowance of $246.7 million has been established against the deferred tax assets, as the Company has determined that it is currently not likely that these assets will be realized. During the years ended December 31, 2024, 2023 and 2022, the valuation allowance increased by $35.3 million, $43.6 million and $39.4 million, respectively.

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

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefit at the beginning of the year	$9,065	$6,079	$15,165
Increases in tax positions for prior years	1,072	1,632	—
Decreases in tax positions for prior years	—	—	(8,929)
Increases in tax positions for current year relating to ongoing operations	2,695	1,435	173
Decreases in tax positions as a result of a lapse of statute of limitations	—	(81)	(330)
Unrecognized tax benefits at the end of the year	$12,832	$9,065	$6,079

At December 31, 2024, 2023 and 2022, $11.9 million, $8.6 million and $5.6 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classifies uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year. The Company recognizes interest and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2024, 2023 and 2022, there were $0.18 million, $0.1 million and $0.04 million in accrued interest and penalties, respectively.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2020. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.

At December 31, 2024, the Company had federal, state, and foreign net operating loss carryforwards of $604.6 million, $483.1 million and $119.1 million, respectively. Federal and state net operating losses generated after December 31, 2017 of $467.3 million and $94.6 million, respectively, can be carried forward indefinitely. The remaining federal and state net operating losses begin expiring at various dates beginning in 2025 through 2044, while foreign net operating losses in France carryforward indefinitely. At December 31, 2024, the Company had federal and state research and development tax credit carryforwards of $9.0 million and $7.8 million, respectively. The federal research and development tax credits begin expiring in 2042 and the state research and development tax credits do not have an expiration date and may be carried forward indefinitely. At December 31, 2024, the Company also had interest expense carryovers of $87.5 million which can be carried forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed formal study through the year ended December 31, 2018 and determined ownership changes within the meaning of IRC Section 382 had occurred. The Company adjusted federal tax attribute carry forwards and deferred tax assets accordingly. The Company will make adjustments to the fully reserved attributes as further studies are completed.

11. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the years ended December 31, 2024, 2023 and 2022, the Company purchased inventory in the amounts of $21.2 million, $19.6 million and $10.3 million, respectively, from the Squadron Supplier Affiliate. As of December 31, 2024 and 2023, the Company had $1.8 million and $5.4 million, respectively, due to the Squadron Supplier Affiliate.

12. Business Segment and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”) as well as the lack of available discrete financial information at a level lower than the consolidated level. The CODM is the Chief Executive Officer. The Company shares common, centralized support functions which report directly to the CODM and decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. Significant segment expenses regularly provided to the CODM are consolidated research and development expenses and consolidated sales, general and administrative expenses. Refer to the consolidated statements of operations for consolidated research and development expenses and consolidated sales, general and administrative expenses. The Company determined that consolidated net loss is the Company’s measure of segment profit or loss.

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue			Property and equipment, net
	Year Ended December 31,			December 31,
(in thousands)	2024	2023	2022	2024	2023
United States	$571,267	$445,351	$326,697	$154,772	$147,705
International	40,295	36,911	24,170	1,622	2,130
Total	$611,562	$482,262	$350,867	$156,394	$149,835