Form 10-Q
period 2025-03-31
Alphatec Holdings, Inc.
filed 2025-05-01
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, there were 146,172,703 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$153,244	$138,840
Accounts receivable, net of allowances of $8,791 and $4,763, respectively	89,481	82,987
Inventories	170,873	175,264
Prepaid expenses and other current assets	21,294	20,308
Total current assets	434,892	417,399
Property and equipment, net	146,641	156,394
Right-of-use assets	33,996	34,701
Goodwill	72,334	70,976
Intangible assets, net	95,040	93,518
Other assets	2,570	2,722
Total assets	$785,473	$775,710
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$38,751	$52,984
Accrued expenses and other current liabilities	98,943	81,466
Contract liabilities	11,300	10,467
Short-term debt	2,569	1,656
Current portion of operating lease liabilities	6,310	6,453
Total current liabilities	157,873	153,026
Long-term debt	545,834	574,522
Derivative liability	106,662	—
Operating lease liabilities, less current portion	26,562	27,305
Other long-term liabilities	10,878	11,423
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2025 and December 31, 2024; 3,319 shares issued and outstanding at March 31, 2025 and December 31, 2024	23,603	23,603
Stockholders' deficit:
Common stock, $0.0001 par value; 200,000 authorized; 146,906 shares issued and outstanding at March 31, 2025; and 144,129 shares issued and outstanding at December 31, 2024	15	14
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,282,598	1,305,677
Accumulated other comprehensive loss	(10,463)	(13,678)
Accumulated deficit	(1,332,992)	(1,281,085)
Total stockholders’ deficit	(85,939)	(14,169)
Total liabilities and stockholders’ deficit	$785,473	$775,710

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue from products and services	$169,180	$138,477
Cost of sales	53,184	41,126
Gross profit	115,996	97,351
Operating expenses:
Research and development	16,582	18,012
Sales, general and administrative	127,017	113,610
Litigation-related expenses	12,214	4,428
Amortization expense	4,103	3,854
Restructuring expenses	371	788
Total operating expenses	160,287	140,692
Operating loss	(44,291)	(43,341)
Other expense, net:
Interest expense, net	(7,841)	(5,341)
Loss on debt extinguishment	(17,576)	—
Gain on derivative liability	17,400	—
Other income, net	337	118
Total other expense, net	(7,680)	(5,223)
Net loss before taxes	(51,971)	(48,564)
Income tax benefit	(64)	(69)
Net loss	$(51,907)	$(48,495)
Net loss per share, basic and diluted	$(0.35)	$(0.34)
Weighted average shares outstanding, basic and diluted	146,732	140,980

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(51,907)	$(48,495)
Foreign currency translation adjustments	3,215	(2,464)
Comprehensive loss	$(48,692)	$(50,959)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	deficit
Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)
Stock-based compensation	—	—	22,318	—	—	—	22,318
Common stock issued for stock option exercises	150	—	505	—	—	—	505
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	2,627	1	(3,417)	—	—	—	(3,416)
Purchase of capped calls	—	—	(42,485)	—	—	—	(42,485)
Foreign currency translation adjustments	—	—	—	—	3,215	—	3,215
Net loss	—	—	—	—	—	(51,907)	(51,907)
Balance at March 31, 2025	146,906	$15	$1,282,598	$(25,097)	$(10,463)	$(1,332,992)	$(85,939)

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

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(51,907)	$(48,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,907	17,885
Stock-based compensation	22,318	17,322
Amortization of debt discount and debt issuance costs	2,418	1,058
Amortization of right-of-use assets	1,271	1,031
Write-down for excess and obsolete inventories	3,571	2,979
Loss on disposal of assets	1,563	832
Loss on debt extinguishment	17,576	—
Gain on derivative liability	(17,400)	—
Other	4,252	1,655
Changes in operating assets and liabilities:
Accounts receivable	(10,282)	(17,058)
Inventories	1,243	(19,514)
Prepaid expenses and other current assets	(807)	812
Other assets	107	(141)
Accounts payable	(11,918)	6,780
Accrued expenses	13,938	(2,551)
Lease liabilities	(1,349)	(1,047)
Contract liabilities	761	(184)
Other long-term liabilities	(301)	198
Net cash used in operating activities	(5,039)	(38,438)
Investing activities:
Purchase of property and equipment	(9,934)	(31,312)
Purchase of intangible assets	(1,678)	(2,306)
Net cash used in investing activities	(11,612)	(33,618)
Financing activities:
Proceeds from issuance of convertible notes, net	392,850	—
Repurchase of convertible notes	(268,231)	—
Repayment of revolving credit facility	(52,800)	(42,000)
Purchase of capped calls	(42,485)	—
Proceeds from revolving credit facility	4,092	42,000
Net cash paid for common stock exercises	(3,003)	(4,697)
Other	336	327
Net cash provided by (used in) financing activities	30,759	(4,370)
Effect of exchange rate changes on cash	296	(459)
Net change in cash and cash equivalents	14,404	(76,885)
Cash and cash equivalents at beginning of period	138,840	220,970
Cash and cash equivalents at end of period	$153,244	$144,085
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,530	$5,463
Supplemental disclosure of noncash activities:
Financed insurance	$1,347	$1,156
Purchases of property and equipment in accounts payable and accrued expenses	$277	$5,795
Purchase of intangible assets in accrued expenses	$2,631	$—
Recognition of derivative liability	$124,062	$—

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

Reclassification

Certain financial statement line items in the condensed consolidated financial statements for the period ended March 31, 2024 have been aggregated to conform to the current year’s presentation.

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

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,345	—	—	$9,345

Liabilities:
Derivative liability	$—	—	106,662	$106,662

	December 31, 2024
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,006	—	—	$57,006

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Derivative Liability

The fair value of the conversion option derivative liability is estimated using a Monte Carlo simulation. The use of this approach requires the use of Level 3 unobservable inputs. The main inputs when determining the fair value of the conversion option derivative liability are the risk-free rate, expected volatility, expected term, and the Company's stock price. The estimated fair value presented is not necessarily indicative of an amount that could be realized in a current market exchange. The use of alternative inputs and estimation methodologies could have a material effect on these estimates of fair value.

The following table presents the assumptions used to value the conversion option derivative liability as of March 31, 2025:

March 31,
2025
Company's stock price	$10.14
Risk-free interest rate	3.88%
Expected term (years)	4.96
Volatility	63.25%

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $62.6 million at March 31, 2025, and approximately $299.6 million at December 31, 2024.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2030 (the "2030 Notes") was approximately $386.1 million at March 31, 2025.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$19,464	$19,378
Finished goods	151,409	155,886
Inventories	$170,873	$175,264

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2025	December 31, 2024
Surgical instruments	4	$286,904	$283,597
Machinery and equipment	7	12,796	12,710
Computer equipment	8	32,131	32,082
Office furniture and equipment	5	6,477	6,759
Leasehold improvements	various	4,337	4,321
Construction in progress	n/a	546	541
		343,191	340,010
Less: accumulated depreciation and amortization		(196,550)	(183,616)
Property and equipment, net		$146,641	$156,394

Total depreciation and amortization expense was $15.8 million and $13.7 million for the three months ended March 31, 2025 and 2024, respectively. Construction in progress is not depreciated until placed in service. Property and equipment includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended March 31, 2025, includes the following (in thousands):

December 31, 2024	$70,976
Foreign currency fluctuation	1,358
March 31, 2025	$72,334

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
March 31, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$105,050	$(42,166)	$62,884
Internally developed software	6	14,373	(3,087)	11,286
Trademarks and trade names	6	5,482	(2,144)	3,338
Customer relationships	3	14,336	(10,583)	3,753
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		141,654	(60,393)	81,261

Software in development	n/a	5,494	—	5,494
In-process research and development	n/a	8,285	—	8,285
Total intangible assets		$155,433	$(60,393)	$95,040
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$102,412	$(38,055)	$64,357
Internally developed software	3	4,283	(1,515)	2,768.0
Trademarks and trade names	7	5,267	(1,991)	3,276
Customer relationships	2	13,996	(10,094)	3,902
Distribution network	–	2,413	(2,410)	3
Total amortized intangible assets		128,371	(54,065)	74,306

Software in development	n/a	12,927	—	12,927
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$147,583	$(54,065)	$93,518

Total amortization expense attributed to intangible assets was $4.2 million for each of the three months ended March 31, 2025 and 2024. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2025	$12,574
2026	16,766
2027	16,315
2028	11,501
2029	11,116
Thereafter	12,989
$81,261

6. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$3,326	$5,678

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	March 31, 2025	December 31, 2024
Contract liabilities	$14,411	$13,598
Less: Non-current portion of contract liabilities	3,111	3,131
Current portion of contract liabilities	$11,300	$10,467

The Company recognized $0.9 million of revenue from the opening contract liabilities balance for the three months ended March 31, 2025.

7. Debt

0.75% Convertible Senior Notes due 2030

In March 2025, the Company issued $405.0 million aggregate principal amount of senior unsecured 2030 Notes with a stated interest rate of 0.75% and a maturity date of March 15, 2030. The 2030 Notes began accruing interest immediately and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The net proceeds from the sale of the 2030 Notes were approximately $392.9 million after deducting the initial purchasers’ offering expenses and before cash use for the 2030 Capped Call Transactions, as described below, and the repayment of 80% of the 2026 Notes, as described below. The 2030 Notes do not contain any financial covenants.

The 2030 Notes are convertible into shares of the Company’s common stock based upon an initial conversion rate of 64.3407 shares of the Company’s common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.54 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s common stock. Based on the terms of the 2030 Notes, when a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof.

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert have been met.

The Company determined that the 2030 Notes have an embedded conversion option that meets the criteria to be bifurcated and is accounted for separately from the 2030 Notes (see Note 8). The Company recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. The annual effective interest rate for the 2030 Notes is 9.1%. The Company recognized interest expense on the 2030 Notes of $1.6 million during the three months ended March 31, 2025, which includes $1.4 million for the amortization of debt discount costs.

The 2030 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 20, 2028 and on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2030 Notes for redemption will constitute a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note will be increased in certain circumstances if such note is converted after it is called for redemption.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2030 Notes for cash at a price equal to 100% of the principal amount of the 2030 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2030 Notes prior to maturity.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

March 31, 2025
Principal	$405,000
Unamortized debt discount and debt issuance costs	(135,427)
Net carrying value	$269,573

2030 Capped Call Transactions

In connection with the offering of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “2030 Capped Call Transactions”) with certain financial institutions. The 2030 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the 2030 Notes upon conversion of the 2030 Notes in the event that the market price per share of the Company’s common stock is greater than the strike price of the 2030 Capped Call Transactions with such reduction and/or offset subject to a cap. The 2030 Capped Call Transactions have an initial cap price of $23.46 per share of the Company’s common stock, which represents a premium of 100% over the last reported sale price of the Company’s common stock on March 4, 2025, and is subject to certain adjustments under the terms of the 2030 Capped Call Transactions. Collectively, the 2030 Capped Call Transactions cover, initially, the number of shares of the Company’s common stock underlying the 2030 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Notes. The cost of the 2030 Capped Call Transactions was approximately $42.5 million.

The 2030 Capped Call Transactions are separate transactions and are not part of the terms of the 2030 Notes and will not affect any holder’s rights under the 2030 Notes. Holders of the 2030 Notes will not have any rights with respect to the 2030 Capped Call Transactions.

The 2030 Capped Call Transactions meet all of the applicable criteria for equity classification and, as a result, the related $42.5 million cost was recorded as reduction to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ deficit.

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility. The Braidwell Term Loan matures on January 6, 2028. As of March 31, 2025, the outstanding balance under the Braidwell Term Loan was $200.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.6 million in debt issuance costs and $3.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of March 31, 2025, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $2.3 million and $1.6 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of March 31, 2025 was 10.19%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of March 31, 2025 was 11.7%. During the three months ended March 31, 2025, the Company recognized interest expense on the Braidwell Term Loan of $5.3 million, which includes an immaterial amount for the amortization of debt issuance costs and $0.2 million for the debt discount. During the three months ended March 31, 2024, the Company recognized interest expense on the Braidwell Term Loan of $4.4 million, which includes $0.1 million for the amortization of debt issuance costs and $0.1 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2025.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of the Company’s 2026 Notes. As of March 31, 2025, the outstanding balance under the Revolving Credit Facility was $15.0 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of March 31, 2025, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $ 0.7 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of March 31, 2025 was 7.94%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.5 million, which includes approximately $0.1 million for the amortization of debt issuance costs, during each of the three months ended March 31, 2025 and 2024. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of March 31, 2025, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2025.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2025, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as long-term debt on the condensed consolidated balances sheet as of March 31, 2025.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2026 Notes for redemption will constitute a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note will be increased in certain circumstances if such note is converted after it is called for redemption. In March 2025 the Company repurchased 80% of the 2026 Notes for $268.4 million. The Company determined that the redemption of the 2026 Notes should be accounted for as a partial extinguishment of the 2026 Notes. As a result of the partial extinguishment, the Company wrote off $2.3 million of the unamortized debt issuance costs and debt discount. The Company recorded a loss on debt extinguishment of $17.6 million during the three months ended March 31, 2025.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $0.8 million, which includes $0.4 million for the amortization of debt discount costs, during each of the three months ended March 31, 2025 and 2024. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal	$63,250	$316,250
Unamortized debt issuance costs	(552)	(3,262)
Net carrying value	$62,698	$312,988

2026 Capped Call Transactions

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of March 31, 2025 was $2.0 million and $0.9 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.0%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of March 31, 2025 (in thousands):

Remainder of 2025	$2,321
2026	64,623
2027	15,458
2028	206,500
2029	—
Thereafter	405,000
Total	693,902
Less: unamortized debt discount and debt issuance costs	(145,499)
Total	548,403
Less: current portion of long-term debt	(2,569)
Long-term debt	$545,834

8. Derivative Liability

Convertible Notes

The 2030 Notes, discussed in Note 7, have an embedded conversion option that meets the criteria to be bifurcated and accounted for separately from the 2030 Notes. The conversion option derivative liability was recorded at fair value upon the issuance of the 2030 Notes and was subsequently remeasured to fair value at March 31, 2025.

The change in the conversion option derivative liability during the period ended March 31, 2025, includes the following (in thousands):

December 31, 2024	$—
Addition of derivative liability	124,062
Change in fair value	(17,400)
March 31, 2025	$106,662

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three months ended March 31, 2025 were immaterial. The Company had an immaterial amount of financing leases as of March 31, 2025, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of March 31, 2025 (in thousands):

Remainder of 2025	$5,337
2026	6,640
2027	6,565
2028	6,046
2029	5,961
Thereafter	10,214
Total undiscounted lease payments	40,763
Less: imputed interest	(7,891)
Operating lease liabilities	32,872
Less: current portion of operating lease liabilities	(6,310)
Operating lease liabilities, less current portion	$26,562

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	6.1	6.4
Weighted-average discount rate	6.9%	6.9%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Rent expense	$1,825	$1,466
Cash paid for amounts included in measurement of lease liabilities	$1,781	$1,419

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of March 31, 2025, the remaining minimum purchase commitment required by the Company under the agreement is $8.0 million.

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

In April 2025, the Company entered into a settlement in principle with a shareholder to resolve a legal dispute. The Company recorded the amount of the settlement, which is included in litigation-related expenses in the condensed consolidated statements of operations and accrued expenses and other current liabilities on the condensed consolidated balance sheets for the period ended March 31, 2025.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of March 31, 2025, the Company has not recorded any liability on the condensed consolidated balance sheets related to this matter.

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

10. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cost of sales	$3,043	$483
Research and development	3,644	4,315
Sales, general and administrative	15,631	12,524
Total	$22,318	$17,322

As of March 31, 2025, there was $77.3 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 2.01 years.

The Company has entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of the Company’s common stock. During the three months ended March 31, 2025 and 2024, the vesting conditions of certain of these awards were deemed probable. Stock-based compensation associated with these awards is included in cost of sales and research and development expense on the condensed consolidated statements of operations.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 3,521,532 and 3,154,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended March 31, 2025 and 2024, there were no shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.44%	5.41%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	91.91%	58.41%

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of March 31, 2025.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of March 31, 2025.

L-5 Healthcare Partners Warrants

Pursuant to an order entered by the Delaware Chancery Court on September 27, 2024, the Company issued 1,133,160 common stock warrants, to L-5 Healthcare Partners, LLC, a stockholder of the Company (the "L-5 Healthcare Warrants"), at a purchase price of $1.98 per each share represented by the warrant, for a total purchase price of approximately $2.2 million. The L-5 Healthcare Warrants expire in August 2026 and are exercisable by cashless exercise. No L-5 Healthcare Warrants have been exercised as of March 31, 2025.

A summary of all outstanding warrants for common stock as of March 31, 2025, is as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
L-5 Healthcare Warrants	1,133	$2.17	August 2026
Other[1]	96	$11.79	Various through June 2026
Total	9,316
(1)
Weighted-average strike price.

All outstanding warrants were deemed to qualify for equity classification under authoritative accounting guidance.

Salary-to-Equity Conversion Program

On March 31, 2025, the Compensation Committee of the Board of Directors of the Company adopted a salary conversion plan (the “Plan”) under which the cash payment of base salaries for certain Company executive officers was reduced by 10% to 50% and, in exchange, the Company's executive officers were granted RSUs. The RSUs granted under the Plan will vest in two equal installments on August 5, 2025 and December 5, 2025, subject to the respective executive officer's continued employment with the Company on each vesting date.

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue		Property and equipment, net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2025	2024	2025	2024
United States	$159,112	$129,845	$145,068	$154,772
International	10,068	8,632	1,573	1,622
Total	$169,180	$138,477	$146,641	$156,394

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(51,907)	$(48,495)
Denominator:
Weighted average common shares outstanding	146,732	140,980
Net loss per share, basic and diluted:	$(0.35)	$(0.34)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2025	2024
Options to purchase common stock and employee stock purchase plan	2,196	2,611
Unvested restricted stock unit awards	7,894	8,783
Warrants to purchase common stock	9,316	8,216
2026 Notes	3,449	17,246
2030 Notes	34,527	—
Total	57,382	36,856

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

The Company’s effective tax rate from operations was 0.12% and 0.14% for the three months ended March 31, 2025 and 2024 respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

14. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three months ended March 31, 2025 and 2024, the Company purchased inventory in the amounts of $2.8 million and $4.7 million, respectively, from the Squadron Supplier Affiliate. As of March 31, 2025, and December 31, 2024, the Company had $2.7 million and $1.8 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

Overview

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep, collective industry know-how, we aim to revolutionize the approach to spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up are designed to integrate with our expanding InformatiX™ product platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies, and are perpetually innovating to accomplish our ultimate vision, which is to be the standard bearer in spine.

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

Recent Developments

0.75% Senior Convertible Notes due 2030

In March 2025, we issued $405.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.75% (the "2030 Notes"). The 2030 Notes began accruing interest immediately and interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes are convertible into shares of our common stock based upon an initial conversion rate of 64.3407 shares of our common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.54 per share). The net proceeds from the sale of the 2030 Notes were approximately $392.9 million after deducting the offering expenses. The 2030 Notes will mature on March 15, 2030, unless earlier converted, redeemed, or repurchased. We used $42.5 million of the net proceeds from the 2030 Notes offering to enter into separate capped call instruments with certain financial institutions. The capped call transactions effectively limit the premium for conversion of the 2030 Notes to 100% and are generally expected to reduce potential dilution to our common stock upon any conversion of the 2030 Notes and/or offset any payments we make upon conversion. In addition, we repurchased 80% of our 2026 convertible notes (the "2026 Notes") for approximately $268.4 million. We intend to use the remainder of the net proceeds from the 2030 Notes for general corporate purposes.

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

Total interest expense and other expense, net. Total interest expense and other expense, net includes interest income, interest expense, gains and losses from foreign currency exchanges, loss on debt extinguishment, gain on derivative liability, and other non-operating gains and losses.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2025, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Revenue from products and services	$169,180	$138,477	$30,703	22%

Revenue from products and services increased $30.7 million, or 22%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Cost of sales	$53,184	$41,126	$12,058	29%

Cost of sales increased $12.1 million, or 29%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to an increase in product volume and an increase in stock-based compensation. We have entered into Development Service Agreements for the development of a wide variety of potential products and intellectual property. Under these agreements, future royalty payments for product and/or intellectual property rights may be paid in either cash or restricted shares of our common stock at the election of the developer, depending on the terms of the agreement. Certain of these agreements were amended to remove the cash royalty option and require settlement in restricted shares of our common stock. Stock-based compensation associated with these awards was higher during the three months ended March 31, 2025 as the vesting conditions of certain of these amended awards were deemed probable during the current period.

Operating expenses

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Operating expenses:
Research and development	$16,582	$18,012	$(1,430)	(8)%
Sales, general and administrative	127,017	113,610	13,407	12%
Litigation-related expenses	12,214	4,428	7,786	176%
Amortization expense	4,103	3,854	249	6%
Restructuring expenses	371	788	(417)	(53)%
Total operating expenses	$160,287	$140,692	$19,595	14%

Research and development expenses. Research and development expenses decreased $1.4 million, or 8%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease during the three months ended March 31, 2025 was primarily due to a decrease in stock-based compensation related to our Development Service Agreements and a decrease in personnel.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $13.4 million, or 12%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel.

Litigation-related expenses. Litigation expenses increased $7.8 million, or 176%, for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily related to a litigation settlement during the current period.

Amortization expense. Amortization expense increased $0.2 million, or 6%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in amortization expense is primarily due to the amortization of internally-developed software that has been placed in service.

Restructuring expenses. Restructuring expenses decreased $0.4 million, or 53%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease in restructuring expenses is primarily due to costs associated with the relocation of office facilities in Paris, France in the prior period that did not recur.

Total interest expense and other expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Other expense, net:
Interest expense, net	$(7,841)	$(5,341)	$(2,500)	47%
Loss on debt extinguishment	(17,576)	—	(17,576)	100%
Gain on derivative liability	17,400	—	17,400	100%
Other income, net	337	118	219	186%
Total other expense, net	$(7,680)	$(5,223)	$(2,457)	47%

Interest expense, net, increased $2.5 million, or 47%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in October 2024, and the amortization of debt discount associated with the 2030 Notes. Net cash and non-cash interest was $5.3 million and $2.5 million, respectively, for the three months ended March 31, 2025.

Loss on debt extinguishment increased $17.6 million, or 100%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes.

Gain on derivative liability increased $17.4 million, or 100%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to March 31, 2025.

Other income, net, increased $0.2 million, or 186%, during the three months ended March 31, 2025, compared to the same period in 2024. The increase in other income, net, during the three months ended March 31, 2025, was primarily due to fluctuations in foreign currency rates.

Income tax provision

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Income tax benefit	$(64)	$(69)	$5	(7)%

The change in the income tax benefit for the three months ended March 31, 2025, compared to the same period in 2024, was primarily related to the recognition of income tax benefits in several jurisdictions.

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

Cash and cash equivalents were $153.2 million and $138.8 million at March 31, 2025, and December 31, 2024, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$(5,039)	$(38,438)
Investing activities	(11,612)	(33,618)
Financing activities	30,759	(4,370)
Effect of exchange rate changes on cash	296	(459)
Net increase (decrease) in cash and cash equivalents	$14,404	$(76,885)

Operating Activities

We used cash of $5.0 million from operating activities for the three months ended March 31, 2025, which is primarily related to inventory purchases to support the growth of our business and commercial launch of new products, offset by the timing of cash payments and receipts.

Investing Activities

We used cash of $11.6 million in investing activities for the three months ended March 31, 2025, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products.

Financing Activities

Financing activities provided cash of $30.8 million for the three months ended March 31, 2025, which is primarily related to proceeds from our 2030 Notes, offset by the repurchase of 80% of our 2026 Notes, the purchase of capped calls of the 2030 Notes, and payments on our revolving line of credit.

Debt and Commitments

As of March 31, 2025, we had $200.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of March 31, 2025, we had $15.0 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on the earlier of September 29, 2027, or 90 days prior to the final maturity date of any of our 2026 Notes.

As of March 31, 2025, we had $63.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2025, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2025, we had $2.9 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of March 31, 2025, the remaining minimum purchase commitment under the agreement was $8.0 million.

Contractual obligations and commercial commitments

As of March 31, 2025, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC.

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
•
the impact of global economic and political conditions and public health crises on our business and industry; and
•
other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, and there have been no significant changes to this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2025. Based on such evaluation, our management has concluded that as of March 31, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, refer to Note 9 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025, except as follows:

Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. While most of our suppliers are based in the U.S., some of the materials we use to manufacture our products are directly affected by tariffs imposed on products imported into the U.S. Additionally, we are increasing our international sales, which may be subject to retaliatory measures by other countries. The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any downturns in the global economy resulting therefrom, could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we issued unregistered shares of common stock as consideration for the purchase of assets from a third party as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (5)
January 2, 2025	1,040,362(1)	$9.06
January 2, 2025	20,000(2)	$9.06
January 3, 2025	6,250(3)	$9.37
January 15, 2025	45,352(4)	$11.35

(1) Pursuant to Development Services Agreements for the development of products and intellectual property.

(2) Pursuant to consulting services rendered to the Company.

(3) Pursuant to independent sales agent services rendered to the Company.

(4) Pursuant to purchase of assets from a third party.

(5) Based on the market price of common stock on the issuance date.

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

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended March 31, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period:

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
J. Todd Koning	Executive Vice President and Chief Financial Officer	Modify	1/27/2025	89,321	12/31/2025
Craig E. Hunsaker	Executive Vice President, People & Culture	Adopt	3/3/2025	350,000	6/3/2026
Craig E. Hunsaker	Executive Vice President, People & Culture	Terminate	3/3/2025	N/A	N/A
Tyson Marshall	General Counsel & Corporate Secretary	Adopt	3/14/2025	75,595	8/12/2026
Scott Lish	Executive Vice President and Chief Operating Officer	Adopt	3/14/2025	112,938	6/1/2026

Item 6. Exhibits

Exhibit	Number Exhibit Description

4.1	Indenture, dated as of March 7, 2025, between Alphatec Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee. (1)

4.2	Form of certificate representing the 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1). (2)

10.1	Form of Confirmation of Capped Call Transaction. (3)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited) for the Three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2025.

(2) Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 14, 2025.

(3) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 14, 2025.

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

Date: May 1, 2025