Form 10-Q
period 2025-09-30
Alphatec Holdings, Inc.
filed 2025-10-30
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 23, 2025, there were 148,550,185 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$155,741	$138,840
Accounts receivable, net of allowances of $10,127 and $4,763, respectively	96,838	82,987
Inventories	166,890	175,264
Prepaid expenses and other current assets	20,310	20,308
Total current assets	439,779	417,399
Property and equipment, net	138,226	156,394
Right-of-use assets	32,610	34,701
Goodwill	75,199	70,976
Intangible assets, net	96,043	93,518
Other assets	5,391	2,722
Total assets	$787,248	$775,710
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$36,875	$52,984
Accrued expenses and other current liabilities	102,776	81,466
Contract liabilities	10,069	10,467
Short-term debt	64,663	1,656
Current portion of operating lease liabilities	6,442	6,453
Total current liabilities	220,825	153,026
Long-term debt	495,017	574,522
Operating lease liabilities, less current portion	25,031	27,305
Other long-term liabilities	11,266	11,423
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at September 30, 2025 and December 31, 2024; 3,319 shares issued and outstanding at September 30, 2025 and December 31, 2024	23,603	23,603
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 400,000 authorized; 149,347 shares issued and outstanding at September 30, 2025; and 144,129 shares issued and outstanding at December 31, 2024	15	14
Treasury stock, 1,808 shares, at cost	(25,097)	(25,097)
Additional paid-in capital	1,443,648	1,305,677
Accumulated other comprehensive loss	(4,346)	(13,678)
Accumulated deficit	(1,402,714)	(1,281,085)
Total stockholders’ equity (deficit)	11,506	(14,169)
Total liabilities and stockholders’ equity (deficit)	$787,248	$775,710

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from products and services	$196,503	$150,719	$551,227	$434,769
Cost of sales	59,203	47,990	168,830	132,095
Gross profit	137,300	102,729	382,397	302,674
Operating expenses:
Research and development	18,679	20,357	53,987	57,474
Sales, general and administrative	124,303	109,200	369,827	335,541
Litigation-related expenses	6,520	2,093	20,327	8,611
Amortization of acquired intangible assets	3,731	3,848	11,187	11,538
Restructuring expenses	—	934	378	1,861
Total operating expenses	153,233	136,432	455,706	415,025
Operating loss	(15,933)	(33,703)	(73,309)	(112,351)
Other expense, net:
Interest expense, net	(12,878)	(6,572)	(33,028)	(17,728)
Loss on debt extinguishment	—	—	(17,576)	—
Gain on derivative liability	—	—	620	—
Other income, net	307	623	1,637	897
Total other expense, net	(12,571)	(5,949)	(48,347)	(16,831)
Net loss before taxes	(28,504)	(39,652)	(121,656)	(129,182)
Income tax provision (benefit)	74	(36)	(27)	(391)
Net loss	$(28,578)	$(39,616)	$(121,629)	$(128,791)
Net loss per share, basic and diluted	$(0.19)	$(0.28)	$(0.81)	$(0.90)
Weighted average shares outstanding, basic and diluted	151,401	143,492	149,373	142,400

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(28,578)	$(39,616)	$(121,629)	$(128,791)
Foreign currency translation adjustments	(91)	3,117	9,332	(89)
Comprehensive loss	$(28,669)	$(36,499)	$(112,297)	$(128,880)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity (deficit)
Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)
Stock-based compensation	—	—	22,318	—	—	—	22,318
Common stock issued for stock option exercises	150	—	505	—	—	—	505
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	2,627	1	(3,417)	—	—	—	(3,416)
Purchase of capped calls	—	—	(42,485)	—	—	—	(42,485)
Foreign currency translation adjustments	—	—	—	—	3,215	—	3,215
Net loss	—	—	—	—	—	(51,907)	(51,907)
Balance at March 31, 2025	146,906	$15	$1,282,598	$(25,097)	$(10,463)	$(1,332,992)	$(85,939)
Stock-based compensation	—	—	15,624	—	—	—	15,624
Common stock issued for warrant exercises	1,139	—	52	—	—	—	52
Common stock issued for employee stock purchase plan and stock option exercises	323	—	2,326	—	—	—	2,326
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	379	—	(98)	—	—	—	(98)
Common stock issued for asset acquisition	95	—	1,000	—	—	—	1,000
Warrant modification	—	—	2,301	—	—	—	2,301
Reclassification of equity-based liability	—	—	123,441	—	—	—	123,441
Foreign currency translation adjustments	—	—	—	—	6,208	—	6,208
Net loss	—	—	—	—	—	(41,144)	(41,144)
Balance at June 30, 2025	148,842	$15	$1,427,244	$(25,097)	$(4,255)	$(1,374,136)	$23,771
Stock-based compensation	—	—	16,379	—	—	—	16,379
Common stock issued for stock option exercises	64	—	143	—	—	—	143
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	441	—	(118)	—	—	—	(118)
Foreign currency translation adjustments	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	(28,578)	(28,578)
Balance at September 30, 2025	149,347	$15	$1,443,648	$(25,097)	$(4,346)	$(1,402,714)	$11,506

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	equity

Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	17,322	—	—	—	17,322
Common stock issued for warrant exercises	30	—	150	—	—	—	150
Common stock issued for stock option exercises	56	—	156	—	—	—	156
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	3,079	—	(7,560)	—	—	—	(7,560)
Reclassification of equity-based liability	—	—	327	—	—	—	327
Foreign currency translation adjustments	—	—	—	—	(2,464)	—	(2,464)
Net loss	—	—	—	—	—	(48,495)	(48,495)
Balance at March 31, 2024	142,410	$14	$1,240,879	$(25,097)	$(10,787)	$(1,167,457)	$37,552
Stock-based compensation	—	—	16,960	—	—	—	16,960
Common stock issued for employee stock purchase plan and stock option exercises	283	—	2,524	—	—	—	2,524
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	303	—	(265)	—	—	—	(265)
Common stock issued for asset acquisition	18	—	250	—	—	—	250
Reclassification of equity-based liability	—	—	1,512	—	—	—	1,512
Foreign currency translation adjustments	—	—	—	—	(742)	—	(742)
Net loss	—	—	—	—	—	(40,680)	(40,680)
Balance at June 30, 2024	143,014	$14	$1,261,860	$(25,097)	$(11,529)	$(1,208,137)	$17,111
Stock-based compensation	—	—	17,462	—	—	—	17,462
Common stock issued for warrant exercises	13	—	65	—	—	—	65
Common stock issued for stock option exercises	78	—	226	—	—	—	226
Common stock issued for vesting of restricted stock units, net of shares retained for tax liability	802	—	(95)	—	—	—	(95)
Reclassification of equity-based liability	—	—	368	—	—	—	368
Foreign currency translation adjustments	—	—	—	—	3,117	—	3,117
Net loss	—	—	—	—	—	(39,616)	(39,616)
Balance at September 30, 2024	143,907	$14	$1,279,886	$(25,097)	$(8,412)	$(1,247,753)	$(1,362)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(121,629)	$(128,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,391	58,410
Stock-based compensation	54,321	51,744
Amortization of debt discount and debt issuance costs	15,626	3,279
Amortization of right-of-use assets	3,687	3,499
Write-down for excess and obsolete inventories	11,323	10,970
Loss on disposal of assets	2,295	3,262
Loss on debt extinguishment	17,576	—
Gain on derivative liability	(620)	—
Other	5,603	4,993
Changes in operating assets and liabilities:
Accounts receivable	(18,505)	(9,479)
Inventories	(1,509)	(57,044)
Prepaid expenses and other current assets	710	683
Other assets	192	(673)
Accounts payable	(16,338)	16,016
Accrued expenses	19,314	(8,202)
Lease liabilities	(3,571)	(3,628)
Contract liabilities	(620)	(2,308)
Other long-term liabilities	(1,697)	2,095
Net cash provided by (used in) operating activities	24,549	(55,174)
Investing activities:
Purchase of property and equipment	(29,491)	(81,248)
Purchase of intangible assets	(5,185)	(8,142)
Cash paid for equity investment	(3,000)	—
Net cash used in investing activities	(37,676)	(89,390)
Financing activities:
Proceeds from issuance of convertible notes, net	392,850	—
Repurchase of convertible notes	(268,231)	—
Repayment of revolving credit facility	(60,592)	(110,400)
Purchase of capped calls	(42,485)	—
Proceeds from revolving credit facility	11,160	122,175
Payment of debt issuance costs	(706)	—
Net cash paid for common stock exercises	(699)	(4,732)
Other	(1,485)	(1,477)
Net cash provided by financing activities	29,812	5,566
Effect of exchange rate changes on cash	216	(996)
Net change in cash and cash equivalents	16,901	(139,994)
Cash and cash equivalents at beginning of period	138,840	220,970
Cash and cash equivalents at end of period	$155,741	$80,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,766	$15,342
Cash paid for income taxes	$348	$275
Supplemental disclosure of noncash activities:
Financed insurance	$1,347	$1,156
Purchases of property and equipment in accounts payable and accrued expenses	$1,036	$—
Purchase of intangible assets in accrued expenses and other long-term liabilities	$4,780	$—
Recognition of derivative liability	$124,062	$—
Recognition of lease liabilities	$66	$11,923

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

Reclassification

Certain financial statement line items in the condensed consolidated financial statements for the period ended September 30, 2024, have been aggregated to conform to the current year’s presentation.

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

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. This ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30, 2025
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$19,118	—	—	$19,118

	December 31, 2024
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,006	—	—	$57,006

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Long-term Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2026 (the "2026 Notes") was approximately $66.5 million at September 30, 2025, and approximately $299.6 million at December 31, 2024.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2030 (the "2030 Notes") was approximately $488.8 million at September 30, 2025.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$12,236	$19,378
Finished goods	154,654	155,886
Inventories	$166,890	$175,264

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	September 30, 2025	December 31, 2024
Surgical instruments	4	$302,195	$283,597
Machinery and equipment	7	13,076	12,710
Computer equipment	8	32,180	32,082
Office furniture and equipment	5	6,518	6,759
Leasehold improvements	various	4,383	4,321
Construction in progress	n/a	502	541
		358,854	340,010
Less: accumulated depreciation and amortization		(220,628)	(183,616)
Property and equipment, net		$138,226	$156,394

Total depreciation and amortization expense was $14.9 million and $45.7 million for the three and nine months ended September 30, 2025, respectively. Total depreciation and amortization expense was $16.5 million and $46.0 million for the three and nine months ended September 30, 2024, respectively. Construction in progress is not depreciated until placed in service. Property and equipment, net includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended September 30, 2025, includes the following (in thousands):

December 31, 2024	$70,976
Foreign currency fluctuation	4,223
September 30, 2025	$75,199

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
September 30, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$109,322	$(50,776)	$58,546
Internally developed software	6	15,041	(3,962)	11,079
Trademarks and trade names	6	5,936	(2,611)	3,325
Customer relationships	2	15,055	(11,642)	3,413
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		147,767	(71,404)	76,363

Software in development	n/a	8,110	—	8,110
In-process research and development	n/a	11,570	—	11,570
Total intangible assets		$167,447	$(71,404)	$96,043
		.
	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$102,412	$(38,055)	$64,357
Internally developed software	3	4,283	(1,515)	2,768
Trademarks and trade names	7	5,267	(1,991)	3,276
Customer relationships	2	13,996	(10,094)	3,902
Distribution network	–	2,413	(2,410)	3
Total amortized intangible assets		128,371	(54,065)	74,306

Software in development	n/a	12,927	—	12,927
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$147,583	$(54,065)	$93,518

Total amortization expense attributed to intangible assets was $4.3 million and $12.7 million for the three and nine months ended September 30, 2025, respectively. Total amortization expense attributed to intangible assets was $4.2 million and $12.5 million for the three and nine months ended September 30, 2024, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2025	$4,400
2026	17,600
2027	17,135
2028	12,166
2029	11,781
Thereafter	13,281
$76,363

6. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract assets	$3,748	$5,678

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract liabilities	$12,150	$13,598
Less: Non-current portion of contract liabilities	2,081	3,131
Current portion of contract liabilities	$10,069	$10,467

The Company recognized $0.9 million and $6.4 million of revenue from the opening contract liabilities balance for the three and nine months ended September 30, 2025, respectively.

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

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2025, none of the conditions permitting the holders of the 2030 Notes to convert have been met. The 2030 Notes are classified as long-term debt on the condensed consolidated balance sheets as of September 30, 2025.

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

At the time of issuance, the Company determined that the 2030 Notes had an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2030 Notes. The Company initially recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. In June 2025, conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met. Accordingly, the conversion option derivative liability was remeasured as of the date of the change and subsequently reclassified to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ equity (deficit). The annual effective interest rate for the 2030 Notes is 9.1%. The Company recognized interest expense on the 2030 Notes of $6.5 million and $14.4 million during the three and nine months ended September 30, 2025, respectively, which includes $5.7 million and $12.7 million for the amortization of debt discount costs, respectively. The Company uses the if-converted method for assumed conversion of the 2030 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

September 30, 2025
Principal	$405,000
Unamortized debt discount and debt issuance costs	(124,251)
Net carrying value	$280,749

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

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility. The Braidwell Term Loan matures on January 6, 2028. As of September 30, 2025, the outstanding balance under the Braidwell Term Loan was $200.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.6 million in debt issuance costs and $3.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of September 30, 2025, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were both $2.2 million.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of September 30, 2025 was 10.00%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of September 30, 2025 was 11.7%. During the three months ended September 30, 2025, the Company recognized interest expense on the Braidwell Term Loan of $5.7 million, which includes $0.2 million for both the amortization of debt issuance costs and debt discount. During the nine months ended September 30, 2025, the Company recognized interest expense on the Braidwell Term Loan of $16.2 million, which includes $0.3 million for the amortization of debt issuance costs and $0.4 million for the debt discount. During the three months ended September 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $4.4 million, which includes $0.2 million for the amortization of debt issuance costs and $0.1 million for the debt discount. During the nine months ended September 30, 2024, the Company recognized interest expense on the Braidwell Term Loan of $12.9 million, which includes $0.5 million for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of September 30, 2025.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on September 29, 2027. As of September 30, 2025, the outstanding balance under the Revolving Credit Facility was $15.0 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of September 30, 2025, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.6 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of September 30, 2025 was 7.90%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $0.4 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, which includes approximately $0.1 million and $0.2 million for the amortization of debt issuance costs during the three and nine months ended September 30, 2025, respectively. The Company recognized interest expense on the Revolving Credit Facility of $0.9 million and $2 million during the three and nine months ended September 30, 2024, respectively, which includes approximately $0.1 million and $0.2 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of September 30, 2025, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of September 30, 2025.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2025, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as current debt on the condensed consolidated balances sheet as of September 30, 2025.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2026 Notes for redemption will constitute a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note will be increased in certain circumstances if such note is converted after it is called for redemption. In March 2025 the Company repurchased 80% of the 2026 Notes for $268.4 million. The Company determined that the redemption of the 2026 Notes should be accounted for as a partial extinguishment of the 2026 Notes. As a result of the partial extinguishment, the Company wrote off $2.3 million of the unamortized debt issuance costs and debt discount. The Company recorded a loss on debt extinguishment of $17.6 million during the nine months ended September 30, 2025.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The Company recorded the full principal amount of the 2026 Notes as a long-term liability net of deferred issuance costs. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $0.2 million and $1.3 million during the three and nine months ended September 30, 2025, respectively, which includes $0.1 million and $0.7 million for the amortization of debt issuance costs, respectively. The Company recognized interest expense on the 2026 Notes of $1.1 million and $3.3 million, during the three and nine months ended September 30, 2024, respectively, which includes $0.5 million and $1.5 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal	$63,250	$316,250
Unamortized debt issuance costs	(339)	(3,262)
Net carrying value	$62,911	$312,988

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of September 30, 2025 was $1.6 million and $0.7 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.0%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of September 30, 2025 (in thousands):

Remainder of 2025	$383
2026	64,697
2027	15,603
2028	206,500
2029	—
Thereafter	405,000
Total	692,183
Less: unamortized debt discount and debt issuance costs	(132,503)
Total	559,680
Less: current portion of long-term debt	(64,663)
Long-term debt	$495,017

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and nine months ended September 30, 2025 were immaterial. The Company had an immaterial amount of financing leases as of September 30, 2025, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of September 30, 2025 (in thousands):

Remainder of 2025	$1,823
2026	6,862
2027	6,734
2028	6,207
2029	6,122
Thereafter	10,696
Total undiscounted lease payments	38,442
Less: imputed interest	(6,969)
Operating lease liabilities	31,473
Less: current portion of operating lease liabilities	(6,442)
Operating lease liabilities, less current portion	$25,031

The Company’s weighted average remaining lease term and weighted average discount rate as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	5.7	6.4
Weighted-average discount rate	7.0%	6.9%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rent expense	$1,920	$1,959	$5,646	$5,464
Cash paid for amounts included in measurement of lease liabilities	$1,838	$1,767	$5,501	$4,848

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of September 30, 2025, the remaining minimum purchase commitment required by the Company under the agreement is $6.2 million.

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

In May 2025, the Company entered into a settlement with a shareholder to resolve a legal dispute. The Company recorded the amount of the settlement, which is included in litigation-related expenses in the condensed consolidated statements of operations and accrued expenses and other current liabilities on the condensed consolidated balance sheets for the nine months ended September 30, 2025.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of September 30, 2025, the Company has not recorded any liability on the condensed consolidated balance sheets related to this matter.

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

9. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of sales	$414	$1,439	$4,010	$2,476
Research and development	3,307	7,207	11,110	17,137
Sales, general and administrative	12,658	8,816	39,201	32,131
Total	$16,379	$17,462	$54,321	$51,744

As of September 30, 2025, there was $74.9 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 1.76 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 450,116 and 4,365,296 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2025, respectively. The Company issued approximately 1,113,000 and 4,190,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2024, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended September 30, 2025 and 2024, there were no shares issued under the ESPP. During the nine months ended September 30, 2025 and 2024, there were approximately 319,000 shares and 251,000 shares, respectively, issued under the ESPP.

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

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash or cashless exercise. No Squadron Medical Warrants have been exercised as of September 30, 2025.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of September 30, 2025.

L-5 Healthcare Partners Warrants

Pursuant to an order entered by the Delaware Chancery Court on September 27, 2024, the Company issued 1,133,160 common stock warrants, to L-5 Healthcare Partners, LLC, a stockholder of the Company (the "L-5 Healthcare Warrants"), at a purchase price of $1.98 per each share represented by the warrant, for a total purchase price of approximately $2.2 million. The L-5 Healthcare Warrants expire in August 2026 and are exercisable by cashless exercise. All L-5 Healthcare Warrants have been exercised as of September 30, 2025.

A summary of all outstanding warrants for common stock as of September 30, 2025, is as follows (in thousands, except for strike price data):

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2025	2024	2025	2024	2025	2024
United States	$184,376	$141,808	$518,514	$408,059	$136,774	$154,772
International	12,127	8,911	32,713	26,710	1,452	1,622
Total	$196,503	$150,719	$551,227	$434,769	$138,226	$156,394

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(28,578)	$(39,616)	$(121,629)	$(128,791)
Denominator:
Weighted average common shares outstanding	151,401	143,492	149,373	142,400
Net loss per share, basic and diluted:	$(0.19)	$(0.28)	$(0.81)	$(0.90)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of September 30,
	2025	2024
Options to purchase common stock and employee stock purchase plan	2,051	2,629
Unvested restricted stock unit awards	9,798	7,515
Warrants to purchase common stock	8,177	8,191
2026 Notes	3,449	17,246
2030 Notes	34,527	—
Total	58,002	35,581

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

The Company’s effective tax rate from operations was (0.26%) and 0.02% for the three and nine months ended September 30, 2025, respectively. The Company's effective tax rate from operations was 0.09% and 0.30% for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and nine months ended September 30, 2025, the Company purchased inventory in the amounts of $3.1 million and $8.2 million, respectively, from the Squadron Supplier Affiliate. For the three and nine months ended September 30, 2024, the Company purchased inventory in the amounts of $5.7 million and $18.3 million, respectively, from the Squadron Supplier Affiliate. As of September 30, 2025, and December 31, 2024, the Company had $2.9 million and $1.8 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

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

Income tax provision (benefit). Income tax provision (benefit) primarily consists of an estimate of federal, state, and foreign income taxes based on enacted state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended September 30, 2025, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Revenue from products and services	$196,503	$150,719	$45,784	30%	$551,227	$434,769	$116,458	27%

Revenue from products and services increased $45.8 million, or 30%, and $116.5 million, or 27%, during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Cost of sales	$59,203	$47,990	$11,213	23%	$168,830	$132,095	$36,735	28%

Cost of sales increased $11.2 million, or 23%, and $36.7 million, or 28%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase was primarily due to an increase in product volume.

Operating expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
Research and development	$18,679	$20,357	$(1,678)	(8)%	$53,987	$57,474	$(3,487)	(6)%
Sales, general and administrative	124,303	109,200	15,103	14%	369,827	335,541	34,286	10%
Litigation-related expenses	6,520	2,093	4,427	212%	20,327	8,611	11,716	136%
Amortization of acquired intangible assets	3,731	3,848	(117)	(3)%	11,187	11,538	(351)	(3)%
Restructuring expenses	—	934	(934)	(100)%	378	1,861	(1,483)	(80)%
Total operating expenses	$153,233	$136,432	$16,801	12%	$455,706	$415,025	$40,681	10%

Research and development expenses. Research and development expenses decreased $1.7 million, or 8%, and $3.5 million, or 6%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The decrease during the three months and nine months ended September 30, 2025 was primarily due to a decrease in stock-based compensation.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $15.1 million, or 14%, and $34.3 million, or 10%, during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel.

Litigation-related expenses. Litigation-related expenses increased $4.4 million, or 212%, and $11.7 million, or 136%, for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase for the three month period ended September 30, 2025 was primarily related to ongoing litigation. The increase for the nine month period ended September 30, 2025 was primarily related to a litigation settlement during the three months ended March 31, 2025, and ongoing litigation matters.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024.

Restructuring expenses. Restructuring expenses decreased $0.9 million, or 100%, and $1.5 million, or 80%, during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The decrease in restructuring expenses is primarily due to costs associated with the relocation of office facilities in Paris, France and personnel related expenses in the prior period that did not recur.

Total interest expense and other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Other expense, net:
Interest expense, net	$(12,878)	$(6,572)	$(6,306)	96%	$(33,028)	$(17,728)	$(15,300)	86%
Loss on debt extinguishment	—	—	—	—%	(17,576)	—	(17,576)	100%
Gain on derivative liability	—	—	—	—%	620	—	620	100%
Other income, net	307	623	(316)	(51)%	1,637	897	740	82%
Total other expense, net	$(12,571)	$(5,949)	$(6,622)	111%	$(48,347)	$(16,831)	$(31,516)	187%

Interest expense, net, increased $6.3 million, or 96%, and $15.3 million, or 86%, during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in October 2024, and the amortization of debt discount associated with the 2030 Notes. Net cash interest was $5.3 million and $16.0 million for the three and nine months ended September 30, 2025, respectively. Net non-cash interest was $7.6 million and $17.1 million for the three and nine months ended September 30, 2025, respectively.

Loss on debt extinguishment increased $17.6 million, or 100%, during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes.

Gain on derivative liability increased $0.6 million, or 100%, during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to June 12, 2025, the date the conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met.

Other income, net, decreased $0.3 million, or 51%, and increased $0.7 million, or 82%, during the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The increase in other income, net, during the nine months ended September 30, 2025, was primarily due to receiving the employee retention credit and fluctuations in foreign currency rates.

Income tax provision

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Income tax provision (benefit)	$74	$(36)	$110	(306)%	$(27)	$(391)	$364	(93)%

The change in the income tax provision (benefit) for the three and nine months ended September 30, 2025, compared to the same period in 2024, was primarily related to the recognition of income taxes in several jurisdictions.

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

Cash and cash equivalents were $155.7 million and $138.8 million at September 30, 2025, and December 31, 2024, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash (used in) provided by:
Operating activities	$24,549	$(55,174)
Investing activities	(37,676)	(89,390)
Financing activities	29,812	5,566
Effect of exchange rate changes on cash	216	(996)
Net increase (decrease) in cash and cash equivalents	$16,901	$(139,994)

Operating Activities

Cash provided of $24.5 million from operating activities for the nine months ended September 30, 2025, primarily driven by favorable working capital changes, partially offset by inventory purchases and the timing of cash payments and receipts.

Investing Activities

We used cash of $37.7 million in investing activities for the nine months ended September 30, 2025, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products and an equity investment.

Financing Activities

Financing activities provided cash of $29.8 million for the nine months ended September 30, 2025, which is primarily related to proceeds from our 2030 Notes, offset by the repurchase of 80% of our 2026 Notes, the purchase of capped calls of the 2030 Notes, and payments on our revolving line of credit.

Debt and Commitments

As of September 30, 2025, we had $200.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of September 30, 2025, we had $15.0 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on September 29, 2027.

As of September 30, 2025, we had $63.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of September 30, 2025, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of September 30, 2025, we had $2.3 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of September 30, 2025, the remaining minimum purchase commitment under the agreement was $6.2 million.

Contractual obligations and commercial commitments

As of September 30, 2025, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the nine months ended September 30, 2025, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2025. Based on such evaluation, our management has concluded that as of September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we issued unregistered shares of common stock as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (2)
July 1, 2025	2,090(1)	$10.93

(1) Pursuant to consulting services rendered to the Company.

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

During the quarter ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

Item 6. Exhibits

Exhibit	Number Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: October 30, 2025