Form 10-K
period 2025-12-31
Alphatec Holdings, Inc.
filed 2026-02-24
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2025), was approximately $1.3 billion.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 17, 2026 was 151,356,620.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, New York, United States

ALPHATEC HOLDINGS, INC.

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2025

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

Item 1. Business

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep industry know-how, we aim to revolutionize spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding InformatiX™ ("IX") platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies and we are perpetually innovating to accomplish our vision to be the standard bearer in spine.

Total revenue was $764.2 million for the year ended December 31, 2025, representing an increase of $152.6 million, or 25% compared to $611.6 million for the year ended December 31, 2024. We believe our future success will continue to be fueled by increasing surgeon adoption of our approach-specific procedures.

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

From 2019 through 2021, we built a foundation capable of supporting the organization as we scale. We invested in new headquarters to substantially increase surgeon and sales training capacity and opened a distribution facility in Memphis, Tennessee, to ensure predictable and expedient surgical support as our footprint expands. We developed and released several key elements of our approach-based portfolio, including a comprehensive posterior fixation system and approach-specific IdentiTi™ porous titanium implants. We also acquired and integrated SafeOp™, proprietary, know-how-backed technology that integrates with our approaches to provide real-time information about both the location and the health of nerves and motor pathways intra-operatively. SafeOp became the informational foundation of the Prone TransPsoas (“PTP”) approach, which we developed and launched in 2020 as an advancement designed to address the limitations of first-generation lateral spine surgery. We also acquired EOS® Imaging, a technology platform that enables full-body, calibrated 3D imaging and integrates across the continuum of spine patient care to enhance procedure planning and improve and quantify the assessment of global alignment.

From 2022 to 2024, the momentum of PTP™ was robust, as both lateral-experienced surgeons and surgeons new to lateral surgery adopted the approach. We applied learnings from PTP to develop and introduce the Lateral TransPsoas (“LTP”) and Midline ALIF approaches. Like PTP, these approaches were built from the ground up, fully integrated with SafeOp, and designed to enable single-position surgery across the most commonly treated lumbar levels. We believe that our lateral franchise boasts unparalleled optionality and has the capacity to meet the clinical requirements for every pathology and surgeon preference regardless of patient position. The lateral sophistication that we have created is earning surgeons’ confidence and loyalty, and that is fueling portfolio-wide utilization of even our most conventional procedures.

In 2024, we launched EOS Insight™ ("Insight"), a ground-breaking software platform powered by EOS imaging, designed to elevate spine patient care from pre-operative planning to post-operative assessment. Shortly after an EOS scan, Insight automates the calculation of alignment measures, the aspect of surgical planning most crucial to successful long-term outcomes. Insight incorporates those measures into a surgical plan that integrates a 3D model of the patient’s spine with our interbodies, including, if necessary, patient-specific contoured rods. In the operating room, Insight measures key parameters and enables direct comparison to the pre-operative plan. Post-operatively, the standardized images that Insight generates facilitate individual case reviews and comprehensive practice assessments. Ultimately, the images and data that Insight is accumulating can inform the first predictive care in spine. In 2025, the EOS Insight platform introduced additional capabilities, including 3D pediatric modeling for detailed assessment of idiopathic scoliosis cases and AutoDensity, an EOS based bone density assessment driven by the EOS Edge imaging and accessed through the EOS Insight portal.

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

The application of our team’s deep spine expertise, coupled with our commitment to advancing the field of spine, has supported continued engagement with surgeons and sales professionals. In addition to our differentiated procedural platforms, including PTP, LTP, EOS and deformity solutions, we have developed comprehensive procedural offerings across cervical, biologics and other traditional spine applications, allowing us to offer a broad portfolio of solutions to our surgeon partners. Since our transformation began in 2018, these efforts have supported continued market share expansion.

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

With the expansion and adoption of our product portfolio, we continue to drive growth in surgical volume and average revenue per surgery. For the full year 2025, surgical volume grew 22% and average revenue per surgery expanded 4% compared to 2024. Looking forward, we intend to continue to pioneer spine innovation that improves surgical outcomes, fueling continued growth in surgical volume and revenue per surgery.

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

We believe that the surgeon relationships we create through our educational program support durable growth. The ATEC Experience drove 20% growth in our surgeon user base in 2025. We expect surgeon utilization to continue to increase as we cultivate relationships, partnering with our customers in an increasing number of surgeries and fostering training to inspire partnership in increasingly complex surgeries.

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

We are in the nascent stages of building a profitable international footprint for our surgical implant business focusing on a select few economically attractive markets: Australia, New Zealand and Japan. In 2022, we partnered with surgeons to treat our first patients in Australia and New Zealand, and late in 2024, the first LTP surgery was completed in Japan.

Spine Anatomy and Treatment

The spine is the core of the human skeleton, providing important structural support and alignment while remaining flexible to allow movement. A column of 33 vertebrae protects the spinal cord and provides the main support for the body. Each bony segment of the spine is referred to as a vertebra (two or more are called vertebrae). The spine has five regions containing groups of similar bones, listed from top to bottom: seven cervical vertebrae in the neck, twelve thoracic vertebrae in the mid-back (each attached to a rib), five lumbar vertebrae in the lower back, five sacral vertebrae fused together to form one bone called the sacrum, which sits in the pelvis, and four coccygeal bones fused together that form the tailbone. At the front of each vertebra is a block of bone called the vertebral body. Vertebrae are stacked on top of each other and separated from each other through a cushioning intervertebral disc in the front, and bony joints in the back, which create the stability and mobility needed for sitting, standing, and walking. Strong muscles and bones, flexible tendons and ligaments, and sensitive nerves contribute to a healthy spine.

Pain associated with spinal disorders most commonly arises from neural element compression or irritation, including the spinal cord and exiting nerve roots. Such neural compression may result from degenerative changes, disc herniation, deformity, trauma, or other pathological conditions. In addition, structural instability, abnormal motion, deformity, or mechanical failure of spinal elements can contribute to pain and functional impairment, either directly or by exacerbating neural compression. Spine surgery seeks to alleviate pain and restore function by addressing these underlying pathologies.

Although surgical intervention in the spine has been performed for decades, published research indicates that outcomes in spine surgery have historically been less predictable and less durable than those observed in many other orthopedic specialties, particularly with respect to reproducibility, long-term durability, and consistency across patient populations.

Our procedural offerings are designed to address the underlying causes of spinal pathology by advancing the three fundamental objectives of spine surgery: (1) decompression of neural elements, (2) stabilization of spinal segments, and (3) restoration and maintenance of proper spinal alignment. We believe significant opportunity exists to improve patient outcomes and create value through continued innovation focused on enhancing the predictability, durability, and reproducibility of spine surgery.

Our Procedural Solution

Our mission to improve outcomes by revolutionizing spine surgery drives a differentiated procedural investment approach. Rather than concentrating primarily on individual implant components, we invest across the broader procedural ecosystem. We focus on developing and integrating technologies intended to enhance clinical predictability and reproducibility, including an expanding informatics platform designed to inform patient care before, during, and after surgery, as well as approach-specific patient positioning and surgical access technologies. Our flagship approach, PTP, was designed and released in 2020 by the team that created the first-generation lateral approach for spinal fusion to directly address the known challenges that limited earlier adoption of the technique. PTP is designed to leverage the benefits achieved by lateral spinal fusion procedures, such as reduced blood loss, shorter hospital stays, and quicker recovery times and safely treats a wide range of patient pathologies.

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

Our Technology

InformatiX

Designed to provide actionable information that controls clinical variables in spine care, our IX™ product platform comprises our EOS imaging system, EOS Insight alignment assessment and surgical planning web/mobile platform, our SafeOp Neural InformatiX System and our navigation-enabled robotics platform ("Valence™"). While some IX applications are commercially available, significant development is underway to integrate and interconnect these technologies and bring unprecedented functionalities to market in 2026 and beyond.

Our EOS imaging system is designed to provide unbiased, high-quality, and calibrated full-body imaging that enables a 3D model of patients’ skeletal system for diagnostic and surgical planning applications. EOS Insight, an organically developed end-to-end spine care software platform, built around the foundation of EOS Edge™ imaging, was launched in 2024 with additions and improvements released throughout each year. Insight allows surgeons to more effectively and efficiently assess patients’ full-body alignment, establish surgical objectives, bend patient-specific rods pre-operatively, reconcile to surgical objectives intra-operatively, and determine whether surgical objectives were met post-operatively.

Our SafeOp Neural InformatiX System was the first reflection of the IX product platform. SafeOp is a patented technology that delivers technical advancements and automation in the EMG, SSEP, and MEP monitoring modalities during surgery. The system is designed to provide surgeons with objective, real-time, and actionable information on nerve location and nerve health via a compact, easy-to-use, tablet-based platform. By integrating SafeOp with our advanced access, implant, and fixation technologies, we offer surgeons procedural solutions designed to enhance safety, efficiency, and reproducibility.

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

Positioners

We have developed approach-specific patient positioning systems that integrate with our other access systems, providing for a more rigid construct and enhanced reproducibility. The PTP Patient Positioning System™, for example, was developed specifically for the PTP procedure as an adjunct to the Sigma™ PTP Access System. Designed to maximize the positional effects of having the patient in a prone position while streamlining operating room setup, PTP enables a single-position surgery. Key features include bi-lateral structural support to minimize patient movement, adjustable side paddle position to accommodate varying patient habitus, an integrated bed-rail system and compatibility with the Jackson frame. In addition, the system’s ultra-radiolucent carbon fiber frame is designed to help enhance fluoroscopic visibility and its coronal bending mechanism is designed to create reproducible access to L4-5 and upper lumbar regions. We are currently developing and plan to launch procedure-specific positioners for other procedures in the future.

Access Systems

We have differentiated surgical access instruments that are designed to maximize patient outcomes through enhanced visibility and rigidity, intuitive orthogonality, and approach-specific exposure. We offer several split-blade retractors which allow for direct, illuminated visualization and freedom of maneuverability within the operative corridor. Our retractors also provide for stable positioning by attaching directly to the surgical table. Our current offering includes procedure-specific access systems for PTP, LTP, ALIF, ACDF and TLIF procedures.

Implants and Fixation Systems

Our portfolio of specialized spinal implants and fixation systems are designed to specifically meet the requirements of each approach. Available in varying shapes, sizes, and lordosis options, our spinal implants are made from various materials, including allograft, PEEK, porous titanium and 3D printed titanium. We offer NanoTec™ surface enhancements to our interbody systems to increase the surface area for cell adhesion and proliferation. Spinal alignment can be further achieved with our lordotic expandable intervertebral body fusion systems. We also offer several standalone implants designed to provide for height restoration and stabilization in one integrated solution.

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

Sales and Marketing

We market and sell our products through a sales force consisting of exclusive independent sales agents and dedicated employee direct sales representatives. We employ a team of area vice presidents, sales directors, and regional business managers, who are responsible for overseeing the sales channel process in their territories. Although surgeons in the U.S. typically make the ultimate decision to use our products, we generally invoice the hospital for the products that are used and pay commissions to the sales representative, or the sales agent based on payment received from the hospital. We compensate our direct sales employees through salaries and incentive bonuses based on performance measures.

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
•
speed to market.

Both our currently marketed products and any future products we commercialize are subject to fierce competition. We believe that our most significant competitors are Medtronic (Sofamor Danek), Johnson & Johnson (DePuy Spine), Globus Medical, and others, many of which have substantially greater financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians and experience in developing, launching, marketing, distributing, and selling spinal implant products.

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

Patents. As of December 31, 2025, we and our affiliates owned or exclusively licensed 178 issued U.S. patents, 51 pending U.S. patent applications and 268 issued or pending foreign patents. We own multiple patents relating to unique aspects and improvements for several of our products. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is issued. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

Trademarks. As of December 31, 2025, we and our affiliates owned 35 registered U.S. trademarks and 29 registered trademarks outside of the U.S.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which resulted in reductions to Medicare payments to providers of 2% per fiscal year, subject to periodic modification or extension by Congress, as well as, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. An expansion in government’s role in the U.S. healthcare industry may lower reimbursements for procedures using our products, reduce medical procedure volumes, and adversely affect our business and results of operations, possibly materially.

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

Human Capital

As of December 31, 2025, we had 913 employees worldwide. Approximately 706 employees were located in the U.S. and 207 employees were located outside of the U.S. Of our U.S. employees, 411 were based in our Carlsbad, California headquarters, covering all of the following functional areas: sales, customer service, marketing, clinical education, advanced manufacturing, quality assurance, regulatory affairs, research and development, human resources, finance, legal, information technology, and administration.

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

To attract and retain employees, we offer competitive, performance-based compensation and benefits, opportunities for discounted equity ownership, employee recognition programs, career development opportunities, and access to continual growth through in-house live trainings, as well as support and reimbursement for external trainings and educational programs. In addition, to further expand employee enrichment and engagement, we periodically survey our employees regarding their satisfaction levels. We use these survey results to determine how we can continue to create work environments that energize our employees and enable them to develop and maintain a positive working culture. We completed a survey in December 2025, in which over 79% of respondents indicated a willingness to recommend the Company to friends and family as a desirable place to work. High employee satisfaction is also reflected in our high employee engagement and low undesired turnover, which was approximately 5% for 2025.

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
•
approval policies or regulations of the applicable regulatory authorities change significantly in a manner rendering our clinical data or regulatory filings insufficient for clearance or approval; or
•
changes in regulatory policies, increased submission volumes, or reduced staffing and administrative capacity at regulatory agencies such as the FDA.

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

Net sales of our systems that include polyaxial pedicle screws represented approximately 38% and 40% our net sales for the years ended December 31, 2025 and 2024, respectively, and are expected to continue to be significant in the future. A decline in sales of these systems for any reason would have a significant adverse impact on our business, financial condition and results of operations. We rely on third-party licenses related to our polyaxial pedicle screw systems in order to use various proprietary technologies that are material to these systems, including the enforceability of the intellectual property rights in such technologies. Certain of our licenses may be terminated upon specific conditions. Our rights under each of the licenses are subject to our continued compliance with the terms of the license, including certain diligence, disclosure and confidentiality obligations and the payment of royalties and other fees. Because of the complexity of our product and the patents we have licensed, determining the scope of the license and related obligations can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license or termination of the license. Any action that would prevent us from manufacturing, marketing and selling these systems or increase the costs associated with these systems would have a significant adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Intellectual Property, Regulatory Penalties and Litigation

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

At December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $160.8 million, accounts receivable, net, cash from operations and available borrowings under our revolving credit facility with entities affiliated with MidCap Financial Trust ("Revolving Credit Facility"). We believe that our current sources of liquidity will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months subsequent to the date the consolidated financial statements are issued. If needed, we will seek additional funds from public and private equity or debt financings, borrowings under the Revolving Credit Facility, new debt facilities or other sources to fund our projected operating requirements. Our capital requirements will depend on many factors, including:

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

We have incurred net losses since our inception. As of December 31, 2025, we had an accumulated deficit of $1.4 billion. We have incurred significant net losses since inception and have relied on our ability to fund our operations through revenues from the sale of our products and equity and debt financings. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under new debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

A significant economic downturn or volatility in the economy in any market in which we operate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

As a result of our domestic and global business operations, our revenues are impacted by changes in domestic and global macroeconomic conditions. A weakening of economic conditions, including from labor market constraints and wage pressures, or rising in inflation, could lead to increased costs to our business and reductions in demand for our products. Weakened economic conditions or a recession could reduce the amounts that customers are willing or able to spend on our products. Furthermore, a high percentage of our expenses, including those related to inventory, capital investments, and operating costs are generally fixed in nature in the short term. If we are not able to timely and appropriately adapt to changes resulting from a weak or uncertain economic environment, our business, financial condition, results of operations and cash flows could be adversely impacted.

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

The loan agreements we entered into in connection with our Revolving Credit Facility and the Braidwell Term Loan as well as the indenture governing our outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") and our outstanding 0.75% Convertible Senior Notes due 2030 (the "2030 Notes") contain certain affirmative, operating or financial covenants. These covenants could adversely affect our ability to operate our business, our liquidity or our results of operations, and our inability to comply with any of these covenants could result in a default under the applicable loan agreement or indenture, which could result in an increase the applicable interest rate or all amounts borrowed under the applicable debt instrument, together with accrued interest and other fees, to become due and payable or, with respect to our Revolving Credit Facility, could result in MidCap refusing to make further extensions of credit to us. If our indebtedness under the Revolving Credit Facility, the Braidwell Term Loan or the 2026 Notes and 2030 Notes were to be accelerated, if the amount of interest owing under such debt or, in the case of the Revolving Credit Facility, if MidCap refuses to make further extensions of credit to us, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek an amendment to the applicable loan terms or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we are unable to repay outstanding borrowings when due or upon an event of default, in the case of the Revolving Credit Facility and Braidwell Term Loan, the lender would also have the right to proceed against the collateral, including substantially all of our assets, granted to secure the indebtedness under the debt obligation. If the applicable lender proceeds against the collateral, such assets would no longer be available for use in our business, which would have a significant adverse effect our business, financial condition and results of operations.

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

Based on shares outstanding at February 17, 2026, our executive officers, directors and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 20% of our outstanding common stock. As a result, these persons will have the ability to impact significantly the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by delaying, deferring or preventing our change in control, causing us to enter into transactions or agreements that are not in the best interests of all of our stockholders, or reducing our public float held by non-affiliates.

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

We design and assess our program based on various cybersecurity frameworks, most prominently the Health Information Trust Alliance (“HITRUST”) Common Security Framework, and Service Organization Controls (“SOC”) 2, developed by the American Institute of CPAs. In 2025, our cybersecurity systems, supporting infrastructure and EOS products received HITRUST e1 certification as they met the HITRUST CSF v11.4.0 certification criteria. We use this cybersecurity framework and information security controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program includes annual review and assessment by external, independent third parties, who certify and report on these programs.

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

Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. To support data security, we have established an integrated risk management framework with practices that are derived from industry standards, including ISO 27001, HITRUST Common Security Framework (CSF) 11.4 certification, the NIST Cybersecurity Framework, and data privacy regulations, including HIPAA and the General Data Protection Regulation. The data security controls from these standards and regulations are evaluated for our risk management framework based on the needs of our business and our clients, the nature of our industry, and applicable regulations.

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

Location	Use	Approximate Square Footage
Carlsbad, California	Corporate headquarters	121,541
Memphis, Tennessee	Distribution facility	75,643
Paris, France	Office facilities	23,946

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

Stockholders

As of February 17, 2026, there were approximately 455 holders of record of an aggregate 151,356,620 outstanding shares of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2025, the Company issued unregistered equity securities as described below:

Date Issued	Number of Shares	Grant Date Fair Value per Share (5)
October 1, 2025	1,725(1)	$13.97
October 1, 2025	625(2)	$13.97
October 10, 2025	3,334(3)	$13.14
October 20, 2025	31,000(3)	$15.50
November 12, 2025	1,250(2)	$20.75
November 14, 2025	8,333(3)	$19.74
November 20, 2025	8,333(3)	$19.61
November 21, 2025	8,333(3)	$20.31
November 24, 2025	216,665(3)	$20.63
November 26, 2025	57,261(4)	$22.59
December 8, 2025	4,167(3)	$20.96

(1) Consulting services rendered to the Company.

(2) Independent sales agent services rendered to the Company.

(3) Pursuant to Development Service Agreements for the development of products and intellectual property.

(4) Pursuant to purchase of assets from a third party

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

There were no repurchases of common stock during the year ended December 31, 2025.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of two indices: (i) The Nasdaq Stock Market Composite Index, and (ii) The Nasdaq Medical Equipment Index over the five-year period ending December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ALPHATEC HOLDINGS, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Annual Report on Form 10-K. A discussion regarding our financial condition and results of operations for 2025 compared to 2024 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2024 compared to 2023, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a medical technology company, headquartered in Carlsbad, California, focused on the design, development, and advancement of technology for better surgical treatment of spine disorders. By applying our unique, 100% spine focus and deep industry know-how, we aim to revolutionize spine surgery through clinical distinction. The sophisticated approaches that we create from the ground up integrate with our expanding InformatiX™ ("IX") platform to objectively inform surgery and achieve the goals of spine surgery more predictably and more reproducibly. We have a comprehensive product portfolio designed to address the spine’s various pathologies and we are perpetually innovating to accomplish our vision to be the standard bearer in spine.

The application of our team’s deep spine know-how, coupled with a willingness to invest holistically in each of the technologies integrated into all of our procedural approaches continues to increasingly compel surgeons and sales talent to partner with us. That adoption-driven validation has been the source of industry-leading market share expansion, which has delivered an approximately 35% revenue compound annual growth rate since our transformation commenced in 2018.

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

Transaction-related expenses. Transaction-related expenses consist of certain costs incurred related primarily to our term loan amendment.

Restructuring expenses. Restructuring expenses primarily consist of severance, social plan benefits and related tax costs incurred in connection with cost rationalization efforts, as well as costs associated with the opening or closing of office and warehouse facilities.

Total other expense, net. Total other expense, net includes interest income, interest expense, gains and losses from foreign currency exchanges, loss on debt extinguishment, gain on derivative liability, and other non-operating gains and losses.

Income tax provision (benefit). Income tax provision primarily consists of an estimate of federal, state, and foreign income taxes based on enacted state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws.

Results of Operations

Total revenue

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Revenue from products and services	$764,155	$611,562	$152,593	25%

Revenue from products and services increased by $152.6 million, or 25%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our product portfolio, and increasing adoption of our technology.

Cost of sales

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Cost of sales	$232,267	$187,300	$44,967	24%

Cost of sales increased by $45.0 million, or 24%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to an increase in product volume.

Operating expenses

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Operating expenses:
Research and development	$76,268	$80,718	$(4,450)	(6)%
Sales, general and administrative	498,526	450,199	48,327	11%
Litigation-related expenses	23,784	9,799	13,985	143%
Amortization of acquired intangible assets	15,060	16,258	(1,198)	(7)%
Transaction-related expenses	—	210	(210)	(100)%
Restructuring expenses	378	3,247	(2,869)	(88)%
Total operating expenses	$614,016	$560,431	$53,585	10%

Research and development expenses. Research and development expenses decreased by $4.5 million, or 6%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in stock-based compensation associated with Development Service Agreements for the development of a wide variety of potential products and intellectual property, as the vesting conditions for more of these awards that met the requirements for presentation within research and development, were deemed probable during the prior year than during the current year.

Sales, general and administrative expenses. Sales, general and administrative expenses increased by $48.3 million, or 11%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic sales channel. Additionally, we have increased our investment in our sales and marketing functions by increasing headcount to support the growth of our business.

Litigation-related expenses. Litigation-related expenses increased by $14.0 million, or 143%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily related to a litigation settlement during the year ended December 31, 2025, and ongoing litigation matters. Refer to Note 7 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further information regarding litigation matters.

Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased $1.2 million, or 7%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in amortization expense is primarily due to several acquired intangible assets becoming fully amortized during the year ended December 31, 2025.

Transaction-related expenses. Transaction-related expenses decreased $0.2 million, or 100%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in transaction-related expenses is due to the term debt amendment in the prior year that did not recur.

Restructuring expenses. Restructuring expenses decreased $2.9 million, or 88%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in restructuring expenses is primarily due to costs associated with the relocation of office facilities in Paris, France, and severance and related tax costs incurred in connection with cost rationalization efforts in the prior year that did not recur.

Total other expense, net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Other expense, net:
Interest expense, net	$(45,922)	$(24,879)	$(21,043)	85%
Loss on debt extinguishment	(17,576)	—	(17,576)	100%
Gain on derivative liability	620	—	620	100%
Other income (expense), net	1,603	(1,025)	2,628	(256)%
Total other expense, net	$(61,275)	$(25,904)	$(35,371)	137%

Interest expense, net, increased $21.0 million, or 85%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in interest expense, net, was primarily due to drawing an additional $50.0 million on the Braidwell Term Loan in October 2024, and the amortization of debt discount associated with the 2030 Notes. Net cash interest was $21.1 million and net non-cash interest was $24.8 million for the year ended December 31, 2025.

Loss on debt extinguishment increased $17.6 million, or 100%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes.

Gain on derivative liability increased $0.6 million, or 100%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to June 12, 2025, the date the conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met.

Other income (expense), net, increased $2.6 million, or 256%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in other income (expense), net, was primarily due to foreign currency rates and recognition of an employee retention credit.

Income tax provision

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Income tax (benefit) provision	$(45)	$50	$(95)	(190)%

Income tax provision for the year ended December 31, 2025 was negligible and remained consistent compared to the year ended December 31, 2024.

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

Cash and cash equivalents were $160.8 million and $138.8 million at December 31, 2025 and December 31, 2024, respectively. We have available borrowings under the Revolving Credit Facility discussed above. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure, debt service requirements and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Year Ended December 31,
	2025	2024	2023
Cash (used in) provided by:
Operating activities	$45,231	$(44,651)	$(78,485)
Investing activities	(53,411)	(93,136)	(141,975)
Financing activities	30,018	56,208	356,919
Effect of exchange rate changes on cash	128	(551)	(185)
Net change in cash and cash equivalents	$21,966	$(82,130)	$136,274

Operating Activities

Operating activities provided net cash of $45.2 million for the year ended December 31, 2025, which is primarily related to cash collections offset by costs associated with the continued expansion of our business and inventory purchases.

Investing Activities

We used cash of $53.4 million in investing activities for the year ended December 31, 2025, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products.

Financing Activities

Financing activities provided net cash of $30.0 million for the year ended December 31, 2025, which is primarily related to proceeds from our 2030 Notes offset by the repurchase of 80% of the 2026 Notes, the purchase of capped calls and the net repayment of our Revolving Credit Facility.

Debt and Commitments

As of December 31, 2025, we had $200.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term Secured Overnight Financing Rate ("SOFR") plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of December 31, 2025, we had $15.0 million outstanding under the Revolving Credit Facility. The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The Revolving Credit Facility matures on September 29, 2027.

As of December 31, 2025, we had $63.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of December 31, 2025, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms, we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of December 31, 2025, we had $1.9 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to certain minimum purchase commitment requirements through December 2025. As of December 31, 2025, the remaining minimum purchase commitment under the agreement was $5.0 million.

Contractual obligations and commercial commitments

Total contractual obligations and commercial commitments as of December 31, 2025 are summarized in the following table (in thousands):

	Payments Due by Period
	Total	1 Year or Less	More than 1 Year
2030 Notes	$405,000	$—	$405,000
Braidwell Term Loan, including final payment fee of $6,500	206,500	—	206,500
2026 Notes	63,250	63,250	—
Interest expense(1)	56,113	24,790	31,323
Facility lease obligations	36,626	6,864	29,762
Revolving Credit Facility	15,000	—	15,000
Milestone payments	8,450	2,700	5,750
Purchase commitments (2)	4,978	4,978	—
Other (3)	1,916	1,273	643
Total	$797,833	$103,855	$693,978

(1)
Represents interest expense from our debt that we expect to pay in the future.
(2)
Includes inventory purchase commitments of $5.0 million.
(3)
Represents other debt.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset group in which the intangible asset resides over its remaining useful life of the primary asset in the asset group. The asset group is determined based on the lowest level for which identifiable cash flows can be identified. If this assessment indicates that the asset group is not recoverable, based on the estimated undiscounted future cash flows of the asset group, we reduce the net carrying value of the related intangible assets in the asset group to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

Valuation of Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units ("RSUs") and performance restricted stock units ("PRSUs") is measured at the grant date based on the estimated fair value of the award. The fair value of common stock that is expected to vest is recognized and amortized over the requisite service period. We have granted awards with up to four year graded or cliff vesting terms. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risks related to our cash, cash equivalents and borrowings. We had cash and cash equivalents of 160.8 million as of December 31, 2025, which consist of cash and money market funds. Interest-earning deposit accounts and money market funds carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

Loans under the Revolving Credit Facility and the Braidwell Term Loan bear interest at floating rates tied to SOFR. As a result, changes in SOFR can affect our results of operation and cash flows. As of December 31, 2025, the outstanding balance under the Braidwell Term Loan and Revolving Credit Facility was $200.0 million and $15.0 million, respectively. The interest rates for the Braidwell Term Loan and Revolving Credit Facility as of December 31, 2025 were 9.7% and 7.5%, respectively.

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

Commodity Price Risk

We purchase raw materials that are processed from commodities, such as titanium and stainless steel. These purchases expose us to fluctuations in commodity prices. Given the historical volatility of certain commodity prices, this exposure can impact our product costs. However, because our raw material prices comprise a small portion of our cost of sales, we have not experienced any material impact on our results of operations from changes in commodity prices. A 10% change in commodity prices would not have had a material impact on our results of operations for the year ended December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) as of December 31, 2025. Based on such evaluation, our management has concluded as of December 31, 2025, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, based on those criteria.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. This report states that internal control over financial reporting was effective and appears in “Report of Independent Registered Public Accounting Firm” in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2025, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers during such period:

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
Karen McGinnis	Member of the Board of Directors	Adopt	11/21/2025	6,050	6/30/2026
Joseph Walland	Senior Vice President, Imaging Solutions	Adopt	12/12/2025	13,572	2/1/2027

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(3) Exhibits List

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Alphatec Holdings, Inc.		Amendment No. 2 to Form S-1 (Exhibit 3.2)	04/20/06	333-131609

3.2	Amendment to the Certificate of Incorporation of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1(B))	08/24/16	000-52024

3.3	Restated Bylaws of Alphatec Holdings, Inc.		Amendment No. 5 to Form S-1 (Exhibit 3.4)	05/26/06	333-131609

3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/23/17	000-52024

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B convertible Preferred Stock of Alphatec Holdings, Inc.		Form 8-K (Exhibit 3.1)	03/12/18	000-52024

3.6	Amendment to the Alphatec Holdings, Inc. Amended and Restated Certificate of Incorporation.		Form 8-K (Exhibit 3.1)	06/13/2025	000-52024

4.1	Form of Common Stock Certificate		Form 10-K (Exhibit 4.1)	03/20/14	333-131609

4.2	Amended and Restated Registration Rights Agreement, dated April 16, 2018, by and		Form 8-K/A (Exhibit 4.1)	04/16/18	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
among Alphatec Holdings, Inc. and the other signatories thereto

4.3	Registration Rights Agreement, dated November 6, 2018, by and among Alphatec Holdings, Inc. and the other signatories thereto		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.5	Form of Registration Rights Agreement		Form 8-K (Exhibit 4.2)	03/23/17	000-52024

4.6	Second Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles		Form 10-K (Exhibit 4.6)	2/28/23	000-52024

4.7	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated November 6, 2018		Form S-3/A (Exhibit 4.11)	11/13/18	333-221085

4.8	Form of Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued in connection with financing dated June 21, 2019		Form 8-K (Exhibit 10.1)	06/27/19	000-52024

4.9	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated November 6, 2018		Form S-3/A (Exhibit 4.5)	11/13/18	333-221085

4.10	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated June 21, 2019		Form 8-K (Exhibit 10.2)	06/27/19	000-52024

4.11	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934		Form 10-K (Exhibit 4.15)	03/17/20	000-52024

4.12	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	06/04/20	000-52024

4.13	Form of Amendment to Warrant		Form 8-K (Exhibit 4.2)	06/04/20	000-52024

4.14	Form of Second Amendment to Warrant		Form 8-K (Exhibit 4.3)	06/04/20	000-52024

4.15	Registration Rights Agreement between Alphatec Holdings, Inc., and Squadron Medical Finance Solutions LLC and Tawani Holdings LLC, dated May 29, 2020		Form 8-K (Exhibit 4.4)	06/04/20	000-52024

4.16	Registration Rights Agreement, dated December 16, 2020		Form 8-K (Exhibit 4.1)	12/17/20	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.17	Indenture, dated as of August 10, 2021, between Alphatec Holdings, Inc. and U.S. Bank National Association, as trustee.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

4.18	Form of certificate representing the 0.75% Convertible Senior Notes due 2026.		Form 8-K (Exhibit 4.1)	8/10/21	000-52024

4.19	Indenture, dated as of March 7, 2025, between Alphatec Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee.		Form 8-K (Exhibit 4.1)	3/07/2025	000-52024

4.20	Form of certificate representing the 0.75% Convertible Senior Notes due 2030.		Form 8-K (Exhibit 4.2)	3/07/2025	000-52024

Securities Purchase Agreements

10.1	Securities Purchase Agreement dated as of March 8, 2018, between Alphatec Holdings, Inc. and each purchaser named in the signature pages thereto		Form 8-K (Exhibit 10.1)	03/12/18	000-52024

Real Property Lease Agreements

10.2	Lease Agreement by and between Alphatec Spine, Inc. and RAF Pacifica Group - Real Estate Fund IV, LLC; ARKA Monterey Park, LLC, and 170 Arrowhead Partners, LLC, dated as of December 4, 2019		Form 10-K (Exhibit 10.3)	03/17/20	000-52024

Capped Call Agreements

10.3	Form of Confirmation of Call Option Transaction		Form 8-K (Exhibit 10.1)	8/10/21	000-52024

10.4	Form of Confirmation of Call Option Transaction		Form 8-K (Exhibit 10.1)	3/07/25	000-52024

Agreements with Respect to Product Supply, Collaborations, Licenses, Research and Development

10.5†

Supply Agreement by and between Alphatec Spine, Inc. and Invibio, Inc., dated as of October 18, 2004 and amended by Letter of Amendment in respect of the Supply Agreement, dated as of December 13, 2004

			Amendment No. 4 to Form S-1 (Exhibit 10.29)	05/15/06	333-131609

10.6†	Letter Amendment between Alphatec Spine, Inc. and Invibio, Inc., dated November 24, 2010		Form 10-Q (Exhibit 10.3)	05/06/11	000-52024

Agreements with Officers and Directors

10.7*	Employment Agreement with J. Todd Koning dated April 6, 2021		Form 8-K (Exhibit 10.1)	04/8/21	000-52024

10.8*	Employment Agreement with Craig E. Hunsaker dated September 14, 2016		Form 10-Q (Exhibit 10.5)	05/12/17	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.9*	Employment Agreement by and among Patrick S. Miles, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated, October 2, 2017		Form 10-K (Exhibit 10.26)	03/09/18	000-52024

10.10*	Employment Agreement by and among Dave Sponsel, Alphatec Spine, Inc., and Alphatec Holdings, Inc., dated March 4, 2018		Form 10-K (Exhibit 10.31)	03/17/20	000-52024

10.11*	Form of Severance Agreement between J. Todd Koning, Dave Sponsel and Eric Dasso and Alphatec Spine, Inc dated July 19, 2023		Form 10-Q (Exhibit 10.2)	07/19/23	000-52024

10.12*	Severance Agreement between Patrick S. Miles and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.1)	02/22/21	000-52024

10.13*	Severance Agreement between Craig E. Hunsaker and Alphatec Spine, Inc dated February 18, 2021		Form 8-K (Exhibit 10.2)	02/22/21	000-52024

10.14*	Form of Change in Control Agreement entered into separate between Alphatec Spine, Inc. and Dave Sponsel and Eric Dasso		Form 10-K (Exhibit 10.30)	03/05/21	000-52024

Equity Compensation Plans

10.15*	Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form S-8 (Exhibit 99.1)	03/23/13	333-187190

10.16*	Amendment to Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Schedule 14A (Appendix B)	06/11/13	000-52024

10.17*	Amendment to the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-Q (Exhibit 10.1)	10/30/14	000-52024

10.18*	Form of Non-Qualified Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.40)	03/05/13	000-52024

10.19*	Form of Incentive Stock Option Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.41)	03/05/13	000-52024

10.20*	Form of Restricted Stock Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan		Form 10-K (Exhibit 10.42)	03/05/14	000-52024

10.21*	Form of Performance-Based Restricted Unit Agreement issued under the Amended and Restated 2005 Employee, Director and Consultant Stock Plan.		Form 10-Q (Exhibit 10.2)	10/30/14	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.23*	Amended and Restated 2016 Equity Incentive Award Plan		Form 8-K/A (Exhibit 10.1)	06/22/17	000-52024

10.24*	First Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	05/18/18	000-52024

10.25*	Second Amendment to 2016 Equity Incentive Plan		Form 10-Q (Exhibit 10.1)	11/09/18	000-52024

10.26*	Third Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	06/13/19	000-52024

10.27*	Fourth Amendment to 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.1)	06/18/20	000-52024

10.28*	Fifth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.2)	6/15/23	000-52024

10.29*	Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K/A (Exhibit 10.2)	06/22/17	000-52024

10.30*	First Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/13/19	000-52024

10.31*	Second Amended and Restated 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	06/21/21	000-52024

10.32*	Third Amendment to the Alphatec Holdings, Inc. 2007 Employee Stock Purchase Plan		Form 8-K (Exhibit 10.1)	6/15/23	000-52024

10.33*	2016 Employment Inducement Plan		Form S-8 (Exhibit 10.2)	10/05/16	333-213981

10.34*	First Amendment to 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.2)	12/12/16	333-215036

10.35*	Second Amendment to the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	03/31/17	333-217055

10.36*	Third Amendment to the 2016 Employment Inducement Award Plan, dated October 1, 2017.		Form 8-K (Exhibit 10.4)	10/2/17	000-52024

10.37*	Fourth Amendment to the 2016 Employment Inducement Award Plan, dated March 6, 2018.		Form 8-K (Exhibit 10.9)	03/12/18	000-52024

10.38*	Fifth Amendment to the 2016 Employment Inducement Award Plan, dated May 13, 2019		Form S-8 (Exhibit 10.11)	07/16/19	333-232661

10.39*	Sixth Amendment to the 2016 Employment Inducement Award Plan, dated October 25, 2023		Form 10-K (Exhibit 10.39)	2/27/2024	000-52024

10.40*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.3)	10/05/16	333-213981

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.41*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.4)	10/05/16	333-213981

10.42*	Form of Performance Stock-Based Award Grant Notice and Performance Stock-Based Award Agreement under the 2016 Employment Inducement Award Plan		Form S-8 (Exhibit 10.5)	10/05/16	333-213981

10.43*	Sixth Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form S-8 (Exhibit 10.7)	6/13/2025	000-52024

10.44*	Seventh Amendment to the Alphatec Holdings, Inc. 2016 Equity Incentive Plan		Form 8-K (Exhibit 10.1)	6/13/2025	000-52024

Loan Agreements

10.45

Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent

			Form 8-K (Exhibit 10.1)	01/09/23	000-52024

10.46

Credit Agreement, dated as of September 29, 2022, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc. and the other borrowers from time to time party thereto, the guarantors from time to time party thereto, MidCap Financial Trust and the other lenders from time to time party thereto, and MidCap Funding IV Trust, as administrative agent

			Form 8-K (Exhibit 10.1)	10/03/22	000-52024

10.47

Omnibus Joinder and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding IV Trust, as agent and the lenders party thereto

			Form 8-K (Exhibit 10.2)	01/09/23	000-52024

10.48

Amendment No. 1, dated as of October 29, 2024, to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Wilmington Trust, National Association, as agent

			Form 8-K (Exhibit 10.1)	10/30/2024	000-52024

10.49

Amendment No. 2, dated April 23, 2024, to Credit, Security and Guaranty Agreement, dated as of January 6, 2023, by and among Alphatec Holdings, Inc., Alphatec Spine, Inc., SafeOp Surgical, Inc., MidCap Funding

			Form 10-Q (Exhibit 10.1)	10/30/2024	000-52024

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
IV Trust, as agent and the lenders party thereto

10.50

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

ALPHATEC HOLDINGS, INC.

Dated:	February 24, 2026	By:	/s/ Patrick S. Miles
Patrick S. Miles
Chairman and Chief Executive Officer
(principal executive officer)

Dated:	February 24, 2026	By:	/s/ J. Todd Koning
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

Signature	Title	Date

/s/ Patrick S. Miles	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Patrick S. Miles

/s/Mortimer Berkowitz III	Lead Director	February 24, 2026
Mortimer Berkowitz III

/s/Quentin Blackford	Director	February 24, 2026
Quentin Blackford

/s/David Demski	Director	February 24, 2026
David Demski

/s/Karen K. McGinnis	Director	February 24, 2026
Karen K. McGinnis

/s/David R. Pelizzon	Director	February 24, 2026
David R. Pelizzon

/s/Keith Valentine	Director	February 24, 2026
Keith Valentine

/s/Ward W. Woods	Director	February 24, 2026
Ward W. Woods

ALPHATEC HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alphatec Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 24, 2026

We have served as the Company's auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Alphatec Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Alphatec Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Diego, California

February 24, 2026

ALPHATEC HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$160,806	$138,840
Accounts receivable, net of allowances of $12,685 and $4,763, respectively	97,304	82,987
Inventories	169,444	175,264
Prepaid expenses and other current assets	23,322	20,308
Total current assets	450,876	417,399
Property and equipment, net	135,324	156,394
Right-of-use assets	31,225	34,701
Goodwill	75,208	70,976
Intangible assets, net	93,454	93,518
Other assets	5,121	2,722
Total assets	$791,208	$775,710
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$40,893	$52,984
Accrued expenses and other current liabilities	97,019	81,466
Contract liabilities	10,439	10,467
Short-term debt	64,526	1,656
Current portion of operating lease liabilities	6,298	6,453
Total current liabilities	219,175	153,026
Long-term debt	501,412	574,522
Operating lease liabilities, less current portion	23,856	27,305
Other long-term liabilities	10,736	11,423
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized, and 3,319 shares issued and outstanding at December 31, 2025 and 2024	23,603	23,603
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 400,000 authorized; 150,257 shares issued and outstanding at December 31, 2025, and 144,129 shares issued and outstanding at December 31, 2024	15	14
Treasury stock, 1,808 shares at December 31, 2025 and December 31, 2024	(25,097)	(25,097)
Additional paid-in capital	1,466,377	1,305,677
Accumulated other comprehensive loss	(4,426)	(13,678)
Accumulated deficit	(1,424,443)	(1,281,085)
Total stockholders’ equity (deficit)	12,426	(14,169)
Total liabilities and stockholders’ equity (deficit)	$791,208	$775,710

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue from products and services	$764,155	$611,562	$482,262
Cost of sales	232,267	187,300	172,059
Gross profit	531,888	424,262	310,203
Operating expenses:
Research and development	76,268	80,718	70,115
Sales, general and administrative	498,526	450,199	374,080
Litigation-related expenses	23,784	9,799	22,287
Amortization of acquired intangible assets	15,060	16,258	14,284
Transaction-related expenses	—	210	2,113
Restructuring expenses	378	3,247	719
Total operating expenses	614,016	560,431	483,598
Operating loss	(82,128)	(136,169)	(173,395)
Other expense, net:
Interest expense, net	(45,922)	(24,879)	(16,641)
Loss on debt extinguishment	(17,576)	—	—
Gain on derivative liability	620	—	—
Other income (expense), net	1,603	(1,025)	3,121
Total other expense, net	(61,275)	(25,904)	(13,520)
Net loss before taxes	(143,403)	(162,073)	(186,915)
Income tax (benefit) provision	(45)	50	(277)
Net loss	$(143,358)	$(162,123)	$(186,638)
Net loss per share, basic and diluted	$(0.96)	$(1.13)	$(1.54)
Weighted average shares outstanding, basic and diluted	150,064	142,946	121,242

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(143,358)	$(162,123)	$(186,638)
Foreign currency translation adjustments	9,252	(5,355)	2,471
Comprehensive loss	$(134,106)	$(167,478)	$(184,167)

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	equity (deficit)
Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)
Stock-based compensation	—	—	73,719	—	—	—	73,719
Common stock issued for warrant exercises	1,139	—	52	—	—	—	52
Common stock issued for employee stock purchase plan and stock option exercises	790	—	5,181	—	—	—	5,181
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	4,047	1	(3,759)	—	—	—	(3,758)
Purchase of capped calls	—	—	(42,485)	—	—	—	(42,485)
Common stock issued for asset acquisition	152	—	2,250	—	—	—	2,250
Reclassification of equity-based liability	—	—	123,441	—	—	—	123,441
Warrant modification	—	—	2,301	—	—	—	2,301
Foreign currency translation adjustments	—	—	—	—	9,252	—	9,252
Net loss	—	—	—	—	—	(143,358)	(143,358)
Balance at December 31, 2025	150,257	$15	$1,466,377	$(25,097)	$(4,426)	$(1,424,443)	$12,426

See accompanying notes to consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	comprehensive loss	deficit	(deficit) equity
Balance at December 31, 2023	139,245	$14	$1,230,484	$(25,097)	$(8,323)	$(1,118,962)	$78,116
Stock-based compensation	—	—	73,277	—	—	—	73,277
Common stock issued for warrant exercises	63	—	314	—	—	—	314
Common stock issued for employee stock purchase plan and stock option exercises	789	—	4,865	—	—	—	4,865
Common stock issued for vesting of restricted stock units, net of shares withheld for tax liability	4,014	—	(7,964)	—	—	—	(7,964)
Reclassification of equity-based liability	—	—	2,207	—	—	—	2,207
Issuance of common stock warrant	—	—	2,244	—	—	—	2,244
Common stock issued for asset acquisition	18	—	250	—	—	—	250
Foreign currency translation adjustments	—	—	—	—	(5,355)	—	(5,355)
Net loss	—	—	—	—	—	(162,123)	(162,123)
Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)

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

ALPHATEC HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(143,358)	$(162,123)	$(186,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,492	78,418	56,139
Stock-based compensation	73,719	73,277	81,244
Amortization of debt discount and debt issuance costs	22,512	4,462	3,634
Amortization of right-of-use assets	5,071	4,902	3,543
Write-down for excess and obsolete inventories	13,535	15,421	13,608
Loss on disposal of assets	2,472	3,072	3,708
Loss on debt extinguishment	17,576	—	—
Gain on derivative liability	(620)	—	—
Other	8,388	5,194	455
Changes in operating assets and liabilities:
Accounts receivable	(21,879)	(14,589)	(12,795)
Inventories	(6,313)	(54,660)	(45,562)
Prepaid expenses and other current assets	(1,755)	(97)	(11,098)
Other assets	405	(466)	(541)
Accounts payable	(11,156)	9,671	6,989
Accrued expenses	15,824	(1,781)	17,000
Lease liabilities	(4,890)	(5,495)	(3,602)
Contract liabilities	(271)	(3,261)	1,793
Other long-term liabilities	(1,521)	3,404	(6,362)
Net cash provided by (used in) operating activities	45,231	(44,651)	(78,485)
Investing activities:
Purchases of property and equipment	(42,455)	(83,223)	(80,508)
Purchase of intangible assets	(7,186)	(9,913)	(6,467)
Acquisition of business, net of cash acquired	—	—	(55,000)
Cash paid for equity investment	(3,000)	—	—
Other	(770)
Net cash used in investing activities	(53,411)	(93,136)	(141,975)
Financing activities:
Proceeds from issuance of convertible notes, net	392,850	—	—
Repurchase of convertible notes	(268,231)	—	—
Repayment of revolving credit facility	(63,960)	(164,175)	(119,500)
Purchase of capped calls	(42,485)	—	—
Proceeds from revolving credit facility	14,154	174,975	134,000
Payment of debt issuance costs	(706)	(140)	(3,321)
Proceeds from term debt, net of debt discount	—	48,000	148,473
Net cash received (paid for) common stock exercises	515	(560)	(1,064)
Proceeds from common stock offerings, net of offering costs	—	—	213,181
Repayment of OCEANEs	—	—	(13,315)
Other	(2,119)	(1,892)	(1,535)
Net cash provided by financing activities	30,018	56,208	356,919
Effect of exchange rate changes on cash	128	(551)	(185)
Net change in cash and cash equivalents	21,966	(82,130)	136,274
Cash and cash equivalents at beginning of year	138,840	220,970	84,696
Cash and cash equivalents at end of year	$160,806	$138,840	$220,970
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,820	$20,316	$17,269
Cash paid for income taxes	$389	$275	$333
Supplemental disclosure of noncash investing and financing activities:
Financed insurance	$1,347	$1,156	$1,328
Purchases of property and equipment in accounts payable and accrued expenses	$7,818	$8,668	$10,406
Purchases of intangible assets in accrued expenses and other long-term liabilities	$3,169	$250	$99
Common stock issued for asset acquisition	$2,250	$—	$—
Recognition of derivative liability	$124,061	$—	$—
Recognition of lease liability	$136	$11,923	$424

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

Use of Estimates

The carrying amount of financial instruments consisting of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, included in the Company’s consolidated financial statements are reasonable estimates of fair value due to their short maturities.

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

The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates and assumptions are determined primarily based on current usage of inventory and the age of inventory quantities on hand. Additionally, the Company considers recent sales experience to develop assumptions about future demand for its products, while considering product life cycles and new product launches. Increases in the LCNRV reserve for excess and obsolete inventory result in a corresponding charge to cost of sales. For the years ended December 31, 2025, 2024 and 2023, the Company recorded LCNRV charges for excess and obsolete inventory of $13.5 million, $15.4 million and $13.6 million, respectively, net of inventory sold of $3.9 million, $3.4 million and $0.2 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a reduction of reserve for inventory that was disposed of $3.6 million, $3.5 million and $12.9 million, respectively.

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

The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases were immaterial for all years presented. The Company had an immaterial amount of financing leases as of December 31, 2025 and 2024, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment of goodwill as of October 1, 2025 and determined that no impairment existed. In addition, no indicators of impairment were noted through December 31, 2025, and consequently no impairment charge was recorded during the years ended December 31, 2025, 2024 and 2023.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset group in which the intangible asset resides over its remaining useful life of the primary asset in the asset group. The asset group is determined based on the lowest level for which identifiable cash flows can be identified. If this assessment indicates that the asset group is not recoverable, based on the estimated undiscounted future cash flows of the asset group, the Company reduces the net carrying value of the related intangible assets in the asset group to fair value and may adjust the remaining amortization period. Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges. There were no impairment charges during the years ended December 31, 2025, 2024 or 2023.

In-process research and development ("IPR&D") and software in development have indefinite lives and are not amortized until the related products reach full commercial launch or when the projects are complete and their assets are ready for their intended use. Indefinite-lived intangible assets are considered to be impaired if the products do not reach commercial launch, if the project is not completed or not completed in a timely manner, or if the related products or projects are no longer technologically feasible. Impairment related to IPR&D and software in development is calculated as the excess of the asset's carrying value over its fair value. There were no impairment charges during the years ended December 31, 2025, 2024 or 2023.

Impairment of Long-Lived Assets

The Company assesses potential impairment to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the asset group in which the long-lived asset resides are less than its carrying amount. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no material impairment charges during the years ended December 31, 2025, 2024 or 2023.

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

Transaction-related Expenses

Transaction-related costs are expensed as incurred. Transaction-related expenses consist of certain costs incurred related primarily to the amendment of the Company's Braidwell term loan, as defined below.

Product Shipment Cost

Product shipment costs for surgical sets are included in sales, general and administrative expenses in the accompanying consolidated statements of operations. Product shipment costs totaled $24.9 million, $21.8 million and $17.3 million for the years ended December 31, 2025, 2024 and 2023 respectively.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(143,358)	$(162,123)	$(186,638)
Denominator:
Weighted average common shares outstanding	150,064	142,946	121,242
Net loss per share, basic and diluted	$(0.96)	$(1.13)	$(1.54)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the years presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock and employee stock purchase plan	1,886	2,204	2,555
Unvested restricted stock units	9,424	7,426	7,713
Warrants to purchase common stock	8,242	9,316	8,219
2026 Notes	3,449	17,246	17,246
2030 Notes	28,615	—	—
	51,616	36,192	35,733

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20). The standard provides guidance to improve the relevance and consistency in application of the induced conversion guidance. This guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, on a retrospective or prospective basis. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use-Software to increase the operability of the recognition guidance considering different methods of software development. The guidance in ASU No. 2025-05 requires for a prospective method of transition. The standard is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is in the process of assessing the impact of this standard on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency of income tax disclosures. The guidance in ASU No. 2023-09 allows for a prospective method of transition, with the option to apply the standard retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new accounting pronouncement on January 1, 2025 on a prospective basis. See Note 10 - Income Taxes for additional disclosures.

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

3. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,625	—	—	$23,625
Total cash equivalents	$23,625	—	—	$23,625

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,006	—	—	$57,006
Total cash equivalents	$57,006	—	—	$57,006

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $79.0 million at December 31, 2025 and approximately $299.6 million at December 31, 2024.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2030 (the "2030 Notes") was approximately $618 million at December 31, 2025.

4. Balance Sheet Details

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$11,958	$19,378
Finished goods	157,486	155,886
Inventories	$169,444	$175,264

Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful Life	December 31,
	(in years)	2025	2024
Surgical instruments	4	$311,517	$283,597
Machinery and equipment	7	13,123	12,710
Computer equipment	3	32,434	32,082
Office furniture and equipment	5	6,548	6,759
Leasehold improvements	various	4,402	4,321
Construction in progress	n/a	646	541
		368,670	340,010
Less: accumulated depreciation		(233,346)	(183,616)
Property and equipment, net		$135,324	$156,394

Total depreciation expense was $60.4 million, $62.1 million and $40.9 million for the years ended December 31, 2025, 2024 and 2023 respectively. At December 31, 2025 and 2024, assets recorded under financing leases of $0.7 million and $0.8 million, respectively, were included in the property and equipment, net, balance. Amortization of assets under financing leases is included in depreciation expense.

Goodwill

The change in the carrying amount of goodwill during the year ended December 31, 2025 included the following (in thousands):

December 31, 2024	$70,976
Foreign currency fluctuation	4,232
December 31, 2025	$75,208

Intangible Assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$109,336	$(54,264)	$55,071
Internally developed software	6	16,402	(4,429)	11,973
Trademarks and trade names	5	5,938	(2,757)	3,181
Customer relationships	2	15,057	(11,973)	3,084
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		149,146	(75,836)	73,309

Software in development	n/a	7,675	—	7,675
In-process research and development	n/a	12,470	—	12,470
Total intangible assets		$169,291	$(75,836)	$93,454
		.
	Remaining Weighted Avg. Useful Life	Gross	Accumulated	Intangible
December 31, 2024:	(in years)	Amount	Amortization	Assets, net
Developed product technology	5	$102,412	$(38,055)	$64,357
Internally developed software	3	4,283	(1,515)	2,768
Trademarks and trade names	7	5,267	(1,991)	3,276
Customer relationships	2	13,996	(10,094)	3,902
Distribution network	–	2,413	(2,410)	3
Total amortized intangible assets		128,371	(54,065)	74,306

Software in development	n/a	12,927	—	12,927
In-process research and development	n/a	6,285	—	6,285
Total intangible assets		$147,583	$(54,065)	$93,518

Total amortization expense was $17.1 million, $16.4 million and $15.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Software in development assets begin amortizing when the projects are complete and the assets are ready for their intended use. In-process research and development assets and software in development assets begin amortizing when the related products reach full commercial launch.

Future amortization expense related to intangible assets as of December 31, 2025 is as follows (in thousands):

Year Ending December 31,
2026	$17,585
2027	17,122
2028	12,169
2029	11,817
2030	8,792
Thereafter	5,824
Total	$73,309

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Payroll and payroll related	$33,353	$29,103
Commissions and sales milestones	27,239	25,778
Royalties	8,138	6,703
Accrued legal expenses	8,018	5,587
Inventory in-transit	5,199	2,418
Admin fees and rebates	2,872	2,300
Professional fees	2,793	1,353
Interest	1,806	1,402
Taxes	1,661	2,505
Warranties	1,053	835
Other	4,888	3,482
Total accrued expenses	$97,019	$81,466

Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Income tax-related liabilities	$4,582	$5,077
Contract liabilities	2,180	3,131
Milestones	2,000	—
Employee Benefit Obligation	857	669
Royalties	835	1,532
Other	282	1,014
Other long-term liabilities	$10,736	$11,423

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

	December 31, 2025	December 31, 2024
Contract assets	$8,585	$5,678

The Company had current and non-current contract liabilities totaling $10.4 million and $2.2 million, respectively, as of December 31, 2025. The Company had current and non-current contract liabilities totaling $10.5 million and $3.1 million, respectively, as of December 31, 2024. The non-current contract liabilities balance is included in other long-term liabilities on the consolidated balance sheets. Contract liabilities relate to contracts with customers for which partial or complete payment of the transaction price has been received from the customer and the related obligations must be completed before revenue can be recognized. These amounts primarily relate to undelivered equipment, services, or maintenance agreements. The Company recognized $24.1 million of revenue from its contract liabilities during the year ended December 31, 2025, of which $7.3 million was recognized from the beginning contract liabilities balance. The Company recognized $24.8 million of revenue from its contract liabilities during the year ended December 31, 2024, of which $13.8 million was recognized from the beginning contract liabilities balance. The Company recognized $28.2 million of revenue from its contract liabilities during the year ended December 31, 2023, of which $10.9 million was recognized from the beginning contract liabilities balance.

6. Debt

0.75% Convertible Senior Notes due 2030

In March 2025, the Company issued $405.0 million aggregate principal amount of senior unsecured 2030 Notes with a stated interest rate of 0.75% and a maturity date of March 15, 2030. The 2030 Notes began accruing interest immediately and are payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The net proceeds from the sale of the 2030 Notes were approximately $392.9 million after deducting offering expenses and before cash used for the 2030 Capped Call Transactions, as described below, and the repayment of 80% of the 2026 Notes, as described below. The 2030 Notes do not contain any financial covenants.

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

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business of the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, none of the conditions permitting the holders of the 2030 Notes to convert have been met. The 2030 Notes are classified as long-term debt on the condensed consolidated balance sheets as of December 31, 2025.

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

At the time of issuance, the Company determined that the 2030 Notes had an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2030 Notes. The Company initially recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. In June 2025, conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met. Accordingly, the conversion option derivative liability was remeasured as of the date of the change and subsequently reclassified to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ equity (deficit). The annual effective interest rate for the 2030 Notes is 9.1%. The Company recognized interest expense on the 2030 Notes of $21.0 million during the year ended December 31, 2025, which includes $18.5 million for the amortization of debt discount costs. The Company uses the if-converted method for assumed conversion of the 2030 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

December 31, 2025
Principal	$405,000
Unamortized debt discount and debt issuance costs	(118,438)
Net carrying value	$286,562

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

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provided for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provided for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility. The Braidwell Term Loan matures on January 6, 2028. As of December 31, 2025, the outstanding balance under the Braidwell Term Loan was $200.0 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.6 million in debt issuance costs and $3.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the consolidated balance sheets and are being amortized over the life of the loan. As of December 31, 2025, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were $1.9 million and $2.0 million, respectively.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of December 31, 2025 was 9.7%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 1.0% to 3.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of December 31, 2025 was 10.5%. During the year ended December 31, 2025, the Company recognized interest expense on the Braidwell Term Loan of $22.0 million, which includes $0.5 million for the amortization of debt issuance costs and $0.9 million for the debt discount. During the year ended December 31, 2024, the Company recognized interest expense on the Braidwell Term Loan of $18.9 million, which includes $0.7 million for the amortization of debt issuance costs and $0.3 million for the debt discount. During the year ended December 31, 2023, the Company recognized interest expense on the Braidwell Term Loan of $13.2 million, which includes $0.4 million for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2025.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on September 29, 2027. As of December 31, 2025, the outstanding balance under the Revolving Credit Facility was $15.0 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of December 31, 2025, and 2024, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.5 million and $0.8 million, respectively.

The outstanding loans bear interest at the sum of SOFR plus 3.5% per annum. The interest rate as of December 31, 2025 was 7.5%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. The Company recognized interest expense on the Revolving Credit Facility of $1.8 million during the year ended December 31, 2025, which includes $0.3 million for the amortization of debt issuance costs. The Company recognized interest expense on the Revolving Credit Facility of $3.4 million during the year ended December 31, 2024, which includes $0.2 million for the amortization of debt issuance costs. The Company recognized interest expense on the Revolving Credit Facility of $2.0 million during the year ended December 31, 2023, which includes $0.3 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of December 31, 2025, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the consolidated balance sheets.

The outstanding loans are secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of December 31, 2025.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business of the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2021, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2)

during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2025, none of the conditions permitting the holders of the 2026 Notes to convert have been met. The 2026 Notes are classified as current debt on the consolidated balance sheets as of December 31, 2025.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the notes for redemption will constitute a “make-whole fundamental change” with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if such note is converted after it is called for redemption. In March 2025 the Company repurchased 80% of the 2026 Notes for $268.4 million. The Company determined that the redemption of the 2026 Notes should be accounted for as a partial extinguishment of the 2026 Notes. As a result of the partial extinguishment, the Company wrote off $2.3 million of the unamortized debt issuance costs and debt discount. The Company recorded a loss on debt extinguishment of $17.6 million during the year ended December 31, 2025.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The 2026 Notes, net of unamortized debt issuance costs, are classified as short-term debt on the consolidated balance sheets as of December 31, 2025. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $1.4 million during the year ended December 31, 2025, which includes $0.8 million for the amortization of debt issuance costs during the year ended December 31, 2025. The Company recognized interest expense on the 2026 Notes of $4.4 million during the years ended December 31, 2024 and 2023, which includes $2.0 million for the amortization of debt issuance costs during the years ended December 31, 2024 and 2023. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consist of the following (in thousands):

December 31, 2025
Principal	$63,250
Unamortized debt issuance costs	(237)
Net carrying value	$63,013

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each loan as of December 31, 2025 was $1.3 million and $0.6 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.0%, respectively.

Debt consists of the following (in thousands):

	December 31,
	2025	2024
2026 Notes	$63,250	$316,250
2030 Notes	405,000	—
Other notes payable	—	432
PGE loans	1,917	3,052
Braidwell Term Loan, including final payment fee of $6,500	206,500	206,500
Revolving Credit Facility	15,000	63,284
Total	691,667	589,518
Less: unamortized debt discount and debt issuance costs	(125,729)	(13,340)
Total	565,938	576,178
Less: short-term debt	(64,526)	(1,656)
Total long-term debt	$501,412	$574,522

Principal payments on debt are as follows as of December 31, 2025 (in thousands):

2026	$64,526
2027	15,641
2028	206,500
2029	—
2030	405,000
Total	691,667
Less: unamortized debt discount and debt issuance costs	(125,729)
Total	565,938
Less: short-term debt	(64,526)
Long-term debt	$501,412

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

7. Commitments and Contingencies

Leases

The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding ROU asset upon commencement of the lease using a discount rate based on the incremental borrowing rate of interest that the Company would borrow on a collateralized basis for an amount equal to the lease payments in a similar economic environment. Any short-term leases defined as twelve months or less or month-to-month leases are excluded and are expensed each month. Total costs associated with these short-term leases are immaterial to all years presented.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the year ended December 31, 2025 were immaterial. The Company had an immaterial amount of financing leases as of December 31, 2025, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of December 31, 2025 (in thousands):

2026	$6,864
2027	6,735
2028	6,207
2029	6,122
2030	6,230
Thereafter	4,467
Total undiscounted lease payments	36,626
Less: imputed interest	(6,472)
Operating lease liability	30,154
Less: current portion of operating lease liability	(6,298)
Operating lease liability, less current portion	$23,856

The Company’s weighted average remaining lease term and weighted average discount rate as of December 31, 2025 and December 31, 2024 are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	5.5	6.4
Weighted average discount rate	7.0%	6.9%

Information related to the Company’s operating leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Rent expense	$7,620	$7,393	$5,045
Cash paid for amounts included in measurement of lease liabilities	$7,307	$6,296	$5,120

Purchase Commitments

The Company is obligated to certain minimum inventory purchase commitment requirements with a third-party supplier through December 2026. As of December 31, 2025, the remaining minimum purchase commitment required by the Company under the agreement was $5.0 million.

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

In May 2025, the Company entered into a settlement with a shareholder to resolve a legal dispute. The Company recorded the amount of the settlement, which is included in litigation-related expenses in the condensed consolidated statements of operations and accrued expenses and other current liabilities on the condensed consolidated balance sheets for the year ended December 31, 2025.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. As of December 31, 2025, the Company has not recorded any liability on the consolidated balance sheets related to this matter.

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

8. Equity

Common Stock

There were 400,000,000 and 200,000,000 shares of common stock authorized at December 31, 2025 and 2024, respectively. On June 12, 2025, the Company increased its authorized shares to 400,000,000. On October 27, 2023, the Company completed an underwritten public offering (the "Public Offering") of 14,300,000 shares of the Company’s common stock at a public offering price of $10.50 per share. On November 17, 2023, the underwriters exercised their option to purchase 470,769 additional shares. The net proceeds from the offering were approximately $145.8 million, including the underwriting discounts and commissions and offering expenses paid by the Company. On April 19, 2023, the Company completed a registered securities offering (the “Offering”) of 4,285,715 shares of the Company’s common stock at a price of $14.00 per share. The net proceeds from the Offering were approximately $57.5 million, including the underwriting discounts and commissions and offering expenses paid by the Company.

Redeemable Preferred Stock

The Company issued shares of redeemable preferred stock in connection with its initial public offering in June 2006. As of December 31, 2025, and 2024, the redeemable preferred stock carrying value was $23.6 million and there were 20,000,000 shares of redeemable preferred stock authorized. The redeemable preferred stock is not convertible into common stock but is redeemable at $9.00 per share, (i) upon the Company’s liquidation, dissolution or winding up, or the occurrence of certain mergers, consolidations or sales of all or substantially all of the Company’s assets, before any payment to the holders of the Company’s common stock, or (ii) at the Company’s option at any time. Holders of redeemable preferred stock are generally not entitled to vote on matters submitted to the stockholders, except with respect to certain matters that will affect them adversely as a class and are not entitled to receive dividends. The carrying value of the redeemable preferred stock was $7.11 per share at December 31, 2025 and 2024. The redeemable preferred stock is presented separately from stockholders’ equity in the consolidated balance sheets and any adjustments to its carrying value up to its redemption value of $9.00 per share are reported as a dividend.

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash exercise. No Squadron Medical Warrants have been exercised as of December 31, 2025.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a five-year term and are exercisable by cash or cashless exercise. In October 2022, the term was extended to seven years and in May 2024, the term was extended to nine years. No Executive Warrants have been exercised as of December 31, 2025.

L-5 Healthcare Partners Warrants

Pursuant to an order entered by the Delaware Chancery Court on September 27, 2024, the Company issued 1,133,160 common stock warrants, to L-5 Healthcare Partners, LLC, a stockholder of the Company (the "L-5 Healthcare Warrants"), at a purchase price of $1.98 per share, for each of the shares represented by the warrant, for a total purchase price of approximately $2.2 million. The L-5 Healthcare Warrants expire in August 2026 and are exercisable by cashless exercise. All L-5 Healthcare Warrants have been exercised as of December 31, 2025.

A summary of all outstanding warrants as of December 31, 2025 is as follows (in thousands):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
Other*	90	$12.15	Various through June 2026
Total	8,177

*Represents weighted average strike price

9. Stock Benefit Plans and Stock-Based Compensation

2016 Equity Incentive Plan

In 2016 the Company adopted its 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Company’s 2005 Employee, Director and Consultant Stock Plan. Under the 2016 Plan, the Company is authorized to grant up to 38,383,000 shares of options, restricted stock, restricted stock unit awards and performance unit awards to employees, directors, and consultants of the Company. The Board of Directors determines the terms of the grants made under the 2016 Plan. Options granted under the 2016 Plan expire no later than ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Options generally vest over a four-year period and may be immediately exercisable upon a change of control of the Company. The exercise price of incentive stock options may not be less than 100% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. Restricted stock unit awards and performance unit awards generally vest over a three or four year period and vest immediately upon a change in control of the Company. As of December 31, 2025, approximately 10,535,000 shares of common stock remained available for issuance under the 2016 Plan. The 2016 Plan expires in May 2026.

2016 Employment Inducement Award Plan

On October 4, 2016, the Company’s Board of Directors adopted the 2016 Employment Inducement Award Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to grant up to 4,150,000 shares of options, restricted stock, restricted stock unit awards and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement for the employee to begin employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2016 Plan with two principal exceptions: (i) incentive stock options may not be granted under the Inducement Plan; and (ii) the annual compensation paid by the Company to specified executives will be deductible only to the extent that it does not exceed $1.0 million. As of December 31, 2025 the Inducement Plan had approximately 130,000 shares of common stock reserved for issuance, which may only be granted to an employee who has not previously been an employee or member of the board of directors of the Company.

2019 Management Objective Strategic Incentive Plan

Under the 2019 Management Objective Strategic Incentive Plan, the Company is authorized to grant up to 500,000 shares of common stock to third-party individuals or entities that do not qualify under the Company’s other existing equity plans. As of December 31, 2025, approximately 486,000 restricted shares and approximately 12,500 common stock warrants have been granted under the 2019 Management Objective Strategic Incentive Plan.

2017 Distributor Inducement Plan

Under the 2017 Distributor Inducement Plan, the Company is authorized to grant up to 1,500,000 shares of common stock to independent third-party sales agents whereby, upon the achievement of certain Company sales and/or distribution milestones the Company may grant to an independent sales agent shares of common stock or warrants to purchase shares of common stock. The warrants and restricted stock units issued under the plan are subject to time based or net sales-based vesting conditions. As of December 31, 2025, approximately 345,000 warrants and approximately 899,000 shares of restricted common stock were granted under the 2017 Distributor Inducement Plan. As of December 31, 2025, approximately 345,000 warrants and approximately 895,000 shares of common stock were earned or issued.

2017 Development Services Plan

Under the 2017 Development Services Plan, the Company is authorized to issue up to 10,000,000 shares of common stock to third-parties upon the achievement of certain revenue milestones associated with certain developed products. Future payments for product and/or intellectual property development work may be paid in either cash or restricted shares of the Company’s common stock at the election of the developer, depending on the terms of the agreement. Each common stock issuance is contingent on net sales-based criteria and other provisions, including the satisfaction of applicable laws regarding the issuance of restricted shares to such developers. The Company has entered into Development Services Agreements for development of a wide variety of potential products and intellectual property, with the possibility of issuing shares of common stock. As of December 31, 2025, 5,560,000 shares have been earned or issued under the Development Services Plan. The Company recognizes stock-based compensation once the achievement of the performance criteria and vesting conditions are deemed probable.

Stock-Based Compensation Costs

The compensation cost that has been included in the Company’s consolidated statements of operations for all stock-based compensation arrangements is detailed as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$4,529	$4,961	$25,082
Research and development	19,531	27,030	18,741
Sales, general and administrative	49,659	41,286	37,421
Total	$73,719	$73,277	$81,244

Stock Options

A summary of the Company’s stock option activity under the equity plans and related information is as follows (in thousands, except as indicated and per share data):

	Shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	2,158	$3.15
Exercised	(296)	3.30
Forfeited	(25)	12.76
Outstanding at December 31, 2025	1,837	$2.99	2.19	$33,144
Options vested and expected to vest at December 31, 2025	1,837	$2.99	2.19	$33,144
Options exercisable at December 31, 2025	1,837	$2.99	2.19	$33,144

There were no stock options granted during the years ended December 31, 2025, 2024 and 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.9 million, $2.1 million and $5.2 million, respectively. The aggregate intrinsic value of options at December 31, 2025 is based on the Company’s closing stock price on the last business day of 2025 of $21.04 per share.

As of December 31, 2025, there was no unrecognized compensation expense for stock options.

Restricted Stock Units and Performance Based Restricted Stock Units

The following table summarizes information about the restricted stock units and performance-based restricted units activity (in thousands, except as indicated and per share data):

	Shares	Weighted average grant date fair value	Weighted average remaining recognition period (in years)
Unvested at December 31, 2024	7,426	$12.92
Awarded	7,400	12.59
Vested	(5,107)	13.23
Forfeited	(298)	11.46
Unvested at December 31, 2025	9,421	$12.66	1.04

The weighted-average grant-date fair value per share of awards granted during the years ended December 31, 2025, 2024 and 2023 was $12.59, $12.56 and $15.39, respectively. The total fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $68.5 million, $59.4 million and $104.3 million, respectively.

As of December 31, 2025, there was $58.6 million of unrecognized compensation expense for restricted stock awards, restricted stock units, and performance-based restricted units which is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.59 years.

Salary-to-Equity Conversion Program

On March 31, 2025, the Compensation Committee of the Board of Directors of the Company adopted a salary conversion plan (the “Plan”) under which the cash payment of base salaries for certain Company executive officers was reduced by 10% to 50% and, in exchange, the Company's executive officers were granted RSUs. The RSUs granted under the Plan vested in two equal installments on August 5, 2025 and December 5, 2025, subject to the respective executive officer's continued employment with the Company on each vesting date.

Employee Stock Purchase Plan

In 2007, the Company adopted the Employee Stock Purchase Plan ("ESPP"). A total of 3,637,449 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2025, approximately 222,000 shares were available for future issuance.

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

During the years ended December 31, 2025, 2024 and 2023 there were approximately 492,000, 529,000 and 375,000 shares of common stock, issued under the ESPP, respectively. The Company recognized $2.0 million, $2.2 million and $1.7 million in expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.81% - 4.44%	4.44% - 5.41%	4.54% - 5.41%
Expected dividend yield	—	—	—
Expected term (years)	0.50	0.50	0.41 - 0.60
Volatility	54.74% - 91.91%	54.47% - 91.91%	40.87% - 62.77%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following (in thousands):

December 31, 2025
Stock options outstanding	1,837
Unvested restricted stock units	9,421
Employee stock purchase plan	222
Senior convertible notes	32,064
Warrants outstanding	8,177
Authorized for future grant under the Distributor and Development Services plans	257
Authorized for future grant under the Company Equity plans	10,666
62,644

10. Income Taxes

The components of the pretax loss are presented in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Domestic	$(140,449)	$(147,954)	$(178,313)
Foreign	(2,954)	(14,119)	(8,602)
Net loss before taxes	$(143,403)	$(162,073)	$(186,915)

The components of the provision for income taxes are presented in the following table (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax provision:
Federal	$(389)	$78	$76
State	506	349	332
Foreign	426	209	145
Total current	543	636	553
Deferred income tax provision:
Federal	48	44	37
State	—	(8)	—
Foreign	(636)	(622)	(867)
Total deferred	(588)	(586)	(830)
Total income tax provision	$(45)	$50	$(277)

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows (in thousands):

	2025
	$	%
U.S. federal statutory income tax rate	$(30,115)	21.00%
State and local income tax, net of federal income tax effect (1)	(775)	0.54
Foreign tax effects
France
Changes in valuation allowances	(1,684)	1.18
Other	1,387	(0.97)
Other foreign jurisdictions	708	(0.49)
Tax credits
Research and development credits	(3,423)	2.39
Changes in valuation allowances	23,958	(16.71)
Nontaxable or nondeductible items
Stock-based compensation	4,742	(3.31)
Repurchase premium	3,198	(2.23)
Other	353	(0.25)
Changes in unrecognized tax benefits	2,619	(1.83)
Other adjustments	(1,013)	0.71
Effective income tax and tax rate	$(45)	0.03%

(1) State taxes in California and Texas made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, is as follows:

	2024	2023
Federal statutory rate	21.00%	21.00%
Adjustments for tax effects of:
State taxes, net	(0.17)	(0.13)
Stock-based compensation	(3.57)	(1.12)
Rate differential	0.32	0.18
Foreign taxes	(0.02)	(0.07)
Other permanent adjustments	(0.71)	(0.21)
Credits	2.06	1.53
Federal uncertain tax positions	(1.14)	(1.50)
Expiration of tax attribute	(0.11)	(0.09)
Other	0.55	0.70
Valuation allowance	(18.23)	(20.12)
Effective income tax rate	(0.02)%	0.17%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$205,074	$176,352
Interest	24,546	21,439
Capitalized research and development expenses	21,551	35,177
Inventory	18,750	16,183
Lease liability	7,648	8,388
Stock-based compensation	16,656	16,754
Accruals and reserves	9,817	7,277
Legal settlement	1,656	341
Income tax credit carryforwards	10,319	7,554
Total deferred tax assets	316,017	289,465
Valuation allowance	(246,371)	(246,744)
Total deferred tax assets, net of valuation allowance	69,646	42,721
Deferred tax liabilities:
Property and equipment	(26,531)	(27,840)
Goodwill and intangibles	(11,986)	(10,472)
Right-of-use assets	(7,342)	(8,011)
Derivative conversion feature	(26,913)	—
Unrealized foreign exchange gain	(872)	(396)
Total deferred tax liabilities	(73,644)	(46,719)
Net deferred tax assets	$(3,998)	$(3,998)

The realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income in future years in the associated jurisdiction to which the deferred tax assets relate. As of December 31, 2025, a valuation allowance of $246.4 million has been established against the deferred tax assets, as the Company has determined that it is currently not likely that these assets will be realized. During the year ended December 31, 2025, the valuation allowance decreased by $0.4 million, and during the years ended December 31, 2024 and 2023, the valuation allowance increased by $35.3 million and $43.6 million, respectively.

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

The following table summarizes the changes to unrecognized tax benefits (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefit at the beginning of the year	$12,832	$9,065	$6,079
Increases in tax positions for prior years	705	1,072	1,632
Increases in tax positions for current year relating to ongoing operations	3,008	2,695	1,435
Decreases in tax positions as a result of a lapse of statute of limitations	(308)	—	(81)
Unrecognized tax benefits at the end of the year	$16,237	$12,832	$9,065

At December 31, 2025, 2024 and 2023, $15.0 million, $11.9 million and $8.6 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classifies uncertain tax positions as non-current income tax liabilities unless they are expected to be paid within one year. The Company recognizes interest and penalties related to income tax matters as a component of the income tax provision. As of December 31, 2025, 2024 and 2023, there were $0.1 million, $0.18 million and $0.1 million in accrued interest and penalties, respectively.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2021. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the Internal Revenue Service, foreign or state and local tax authorities.

At December 31, 2025, the Company had federal, state, and foreign net operating loss carryforwards of $715.0 million, $565.7 million and $127.6 million, respectively. Federal and state net operating losses generated after December 31, 2017 of $577.6 million and $115.2 million, respectively, can be carried forward indefinitely. The remaining federal and state net operating losses begin expiring at various dates beginning in 2025 through 2044, while foreign net operating losses in France carryforward indefinitely. At December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $12.7 million and $10.8 million, respectively. The federal research and development tax credits begin expiring in 2042 and the state research and development tax credits do not have an expiration date and may be carried forward indefinitely. At December 31, 2025, the Company also had interest expense carryovers of $100.5 million which can be carried forward indefinitely. Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company completed formal study through the year ended December 31, 2018 and determined ownership changes within the meaning of IRC Section 382 had occurred. The Company adjusted federal tax attribute carry forwards and deferred tax assets accordingly. The Company will make adjustments to the fully reserved attributes as further studies are completed.

On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions the immediate expensing of domestic research and development expenditures, 100% bonus depreciation for qualified assets and modifications to Section 163(j) interest expense limitations. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.

11. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the years ended December 31, 2025, 2024 and 2023, the Company purchased inventory in the amounts of $12.0 million, $21.2 million and $19.6 million, respectively, from the Squadron Supplier Affiliate. As of December 31, 2025 and 2024, the Company had $2.6 million and $1.8 million, respectively, due to the Squadron Supplier Affiliate.

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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue			Property and equipment, net
	Year Ended December 31,			December 31,
(in thousands)	2025	2024	2023	2025	2024
United States	$716,142	$571,267	$445,351	$134,007	$154,772
International	48,013	40,295	36,911	1,317	1,622
Total	$764,155	$611,562	$482,262	$135,324	$156,394