Form 10-Q
period 2026-03-31
Alphatec Holdings, Inc.
filed 2026-05-05
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 28, 2026, there were 153,789,305 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139,912	$160,806
Accounts receivable, net of allowances of $10,059 and $12,685, respectively	106,379	97,304
Inventories	186,027	169,444
Prepaid expenses and other current assets	23,849	23,322
Total current assets	456,167	450,876
Property and equipment, net	138,045	135,324
Right-of-use assets	30,601	31,225
Goodwill	74,470	75,208
Intangible assets, net	90,023	93,454
Other assets	10,172	5,121
Total assets	$799,478	$791,208
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$46,044	$40,893
Accrued expenses and other current liabilities	111,567	97,019
Contract liabilities	10,466	10,439
Short-term debt	65,522	64,526
Current portion of operating lease liabilities	6,645	6,298
Total current liabilities	240,244	219,175
Long-term debt	507,889	501,412
Operating lease liabilities, less current portion	23,004	23,856
Other long-term liabilities	10,085	10,736
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at March 31, 2026 and December 31, 2025; 3,319 shares issued and outstanding at March 31, 2026 and December 31, 2025	23,603	23,603
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 400,000 authorized; 153,794 shares issued and outstanding at March 31, 2026; and 150,257 shares issued and outstanding at December 31, 2025	16	15
Treasury stock, 1,808 shares, at cost at March 31, 2026 and December 31, 2025	(25,097)	(25,097)
Additional paid-in capital	1,484,529	1,466,377
Accumulated other comprehensive loss	(6,446)	(4,426)
Accumulated deficit	(1,458,349)	(1,424,443)
Total stockholders’ (deficit) equity	(5,347)	12,426
Total liabilities and stockholders’ (deficit) equity	$799,478	$791,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue from products and services	$192,108	$169,180
Cost of sales	55,632	53,184
Gross profit	136,476	115,996
Operating expenses:
Research and development	17,560	16,582
Sales, general and administrative	137,057	127,017
Litigation-related expenses	525	12,214
Amortization of acquired intangible assets	3,915	4,103
Restructuring expenses	—	371
Total operating expenses	159,057	160,287
Operating loss	(22,581)	(44,291)
Other expense, net:
Interest expense, net	(11,721)	(7,841)
Loss on debt extinguishment	—	(17,576)
Gain on derivative liability	—	17,400
Other income, net	446	337
Total other expense, net	(11,275)	(7,680)
Net loss before taxes	(33,856)	(51,971)
Income tax provision (benefit)	50	(64)
Net loss	$(33,906)	$(51,907)
Net loss per share, basic and diluted	$(0.22)	$(0.35)
Weighted average shares outstanding, basic and diluted	154,051	146,732

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(33,906)	$(51,907)
Foreign currency translation adjustments	(2,020)	3,215
Comprehensive loss	$(35,926)	$(48,692)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity
Balance at December 31, 2025	150,257	$15	$1,466,377	$(25,097)	$(4,426)	$(1,424,443)	$12,426
Stock-based compensation	—	—	23,659	—	—	—	23,659
Common stock issued for stock option exercises	245	—	97	—	—	—	97
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	3,292	1	(5,604)	—	—	—	(5,603)
Foreign currency translation adjustments	—	—	—	—	(2,020)	—	(2,020)
Net loss	—	—	—	—	—	(33,906)	(33,906)
Balance at March 31, 2026	153,794	$16	$1,484,529	$(25,097)	$(6,446)	$(1,458,349)	$(5,347)

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity

Balance at December 31, 2024	144,129	$14	$1,305,677	$(25,097)	$(13,678)	$(1,281,085)	$(14,169)
Stock-based compensation	—	—	22,318	—	—	—	22,318
Common stock issued for stock option exercises	150	—	505	—	—	—	505
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	2,627	1	(3,417)	—	—	—	(3,416)
Purchase of capped calls	—	—	(42,485)	—	—	—	(42,485)
Foreign currency translation adjustments	—	—		—	3,215	—	3,215
Net loss	—	—	—	—	—	(51,907)	(51,907)
Balance at March 31, 2025	146,906	$15	$1,282,598	$(25,097)	$(10,463)	$(1,332,992)	$(85,939)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(33,906)	$(51,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,135	19,907
Stock-based compensation	23,659	22,318
Amortization of debt discount and debt issuance costs	6,768	2,418
Amortization of right-of-use assets	1,321	1,271
Write-down for excess and obsolete inventories	3,616	3,571
Loss on disposal of assets	196	1,563
Loss on debt extinguishment	—	17,576
Gain on derivative liability	—	(17,400)
Other	1,127	4,252
Changes in operating assets and liabilities:
Accounts receivable	(10,238)	(10,282)
Inventories	(20,570)	1,243
Prepaid expenses and other current assets	(12)	(807)
Other assets	(138)	107
Accounts payable	201	(11,918)
Accrued expenses	11,203	13,938
Lease liabilities	(1,249)	(1,349)
Contract liabilities	57	761
Other long-term liabilities	121	(301)
Net cash provided by (used in) operating activities	1,291	(5,039)
Investing activities:
Purchase of property and equipment	(12,091)	(9,934)
Note receivable	(5,000)	—
Purchase of intangible assets	(2,223)	(1,678)
Other	(580)	—
Net cash used in investing activities	(19,894)	(11,612)
Financing activities:
Repayment of revolving credit facility	(2,994)	(52,800)
Proceeds from revolving credit facility	2,747	4,092
Payments related to tax witholdings for share-based compensation	(2,166)	(3,003)
Proceeds from issuance of convertible notes, net	—	392,850
Repurchase of convertible notes	—	(268,231)
Purchase of capped calls	—	(42,485)
Other	639	336
Net cash (used in) provided by financing activities	(1,774)	30,759
Effect of exchange rate changes on cash	(517)	296
Net change in cash and cash equivalents	(20,894)	14,404
Cash and cash equivalents at beginning of period	160,806	138,840
Cash and cash equivalents at end of period	$139,912	$153,244
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,549	$6,530
Supplemental disclosure of noncash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$13,293	$277
Purchase of intangible assets in accrued expenses and other long-term liabilities	$2,750	$2,631
Financed insurance	$1,020	$1,347
Recognition of lease liability	$966	$—
Recognition of derivative liability	$—	$124,062

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The carrying amount of financial instruments consisting of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other assets, accounts payable, accrued expenses, and short-term debt included in the Company’s condensed consolidated financial statements are reasonable estimates of fair value due to their short maturities.

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Revenue from Contracts with Customers (“Topic 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). ASU 2025-06 removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted the new accounting pronouncement on January 1, 2026 on a prospective basis. The adoption of ASU No. 2025-06 did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

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

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11 Interim Reporting (Topic 270). ASU No. 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. This ASU clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and early adoption is permitted. Entities may apply the guidance prospectively or retrospectively. The Company is currently evaluating the impact the standard will have on its interim consolidated financial statements and related disclosures.

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,602	—	—	$26,602
Total cash equivalents	$26,602	$—	$—	$26,602

	December 31, 2025
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,625	—	—	$23,625
Total cash equivalents	$23,625	—	—	$23,625

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $63.9 million at March 31, 2026 and approximately $79.0 million at December 31, 2025.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2030 (the "2030 Notes") was approximately $424.24 million at March 31, 2026 and approximately $618.0 million at December 31, 2025.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$13,674	$11,958
Finished goods	172,353	157,486
Inventories	$186,027	$169,444

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	March 31, 2026	December 31, 2025
Surgical instruments	4	$325,432	$311,517
Machinery and equipment	7	13,208	13,123
Computer equipment	3	32,687	32,434
Office furniture and equipment	5	6,264	6,548
Leasehold improvements	various	4,421	4,402
Construction in progress	n/a	1,331	646
		383,343	368,670
Less: accumulated depreciation and amortization		(245,298)	(233,346)
Property and equipment, net		$138,045	$135,324

Total depreciation and amortization expense was $14.6 million and $15.8 million, respectively, for the three months ended March 31, 2026 and 2025. Construction in progress is not depreciated until placed in service. Property and equipment, net includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation expense.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended March 31, 2026, includes the following (in thousands):

December 31, 2025	$75,208
Foreign currency fluctuation	(738)
March 31, 2026	$74,470

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
March 31, 2026:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$109,135	$(57,224)	$51,911
Internally developed software	6	18,015	(4,930)	13,085
Trademarks and trade names	5	5,821	(2,846)	2,975
Customer relationships	2	14,872	(12,172)	2,700
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		150,256	(79,585)	70,671

Software in development	n/a	7,782	—	7,782
In-process research and development	n/a	11,570	—	11,570
Total intangible assets		$169,608	$(79,585)	$90,023

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$109,336	$(54,264)	$55,071
Internally developed software	6	16,402	(4,429)	11,973
Trademarks and trade names	5	5,938	(2,757)	3,181
Customer relationships	2	15,057	(11,973)	3,084
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		149,146	(75,836)	73,309

Software in development	n/a	7,675	—	7,675
In-process research and development	n/a	12,470	—	12,470
Total intangible assets		$169,291	$(75,836)	$93,454

Total amortization expense attributed to intangible assets was $4.5 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2026	$13,721
2027	17,924
2028	12,852
2029	12,467
2030	8,799
Thereafter	4,908
$70,671

6. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract assets	$6,411	$8,585

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract liabilities	$12,277	$12,620
Less: Non-current portion of contract liabilities	1,811	2,181
Current portion of contract liabilities	$10,466	$10,439

The Company recognized $4.3 million of revenue from the opening contract liabilities balance for the three months ended March 31, 2026.

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

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or the calling of the 2030 Notes for Redemption. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2026, the condition described in clause (1) above was satisfied and the 2030 Notes were convertible during the first quarter of 2026 at the option of the holders thereof. The 2030 Notes are classified as long-term debt on the condensed consolidated balance sheets as of March 31, 2026.

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

At the time of issuance, the Company determined that the 2030 Notes had an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2030 Notes. The Company initially recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. In June 2025, conditions necessary for separate accounting of the conversion option as a derivative liability were not met. Accordingly, the conversion option derivative liability was remeasured as of the date of the change and subsequently reclassified to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ (deficit) equity. The annual effective interest rate for the 2030 Notes is 9.1%. During the three months ended March 31, 2026, the Company recognized interest expense on the 2030 Notes of $6.5 million, which includes $5.7 million for the amortization of debt discount costs. During the three months ended March 31, 2025, the Company recognized interest expense on the 2030 Notes of $1.6 million, which includes $1.4 million for the amortization of debt discount costs. The Company uses the if-converted method for assumed conversion of the 2030 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

March 31, 2026
Principal	$405,000
Unamortized debt discount and debt issuance costs	(112,692)
Net carrying value	$292,308

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

Term Loan

On January 6, 2023, the Company entered into a $150.0 million term loan credit facility with Braidwell Transaction Holdings, LLC (the “Braidwell Term Loan”). The Braidwell Term Loan provides for an initial term loan of $100.0 million which was funded on the closing date. On September 28, 2023, the Company drew an additional $50.0 million (the “delayed draw term loan(s)” or the “DDTL”). On October 29, 2024, the Company entered into an amendment of the Braidwell Term Loan, which provides for an additional term loan of $50.0 million, subject to the terms of the original term loan credit facility. The Braidwell Term Loan matures on January 6, 2028. As of March 31, 2026, the outstanding balance under the Braidwell Term Loan was $200 million.

In conjunction with the issuance of the Braidwell Term Loan, the Company incurred $3.6 million in debt issuance costs and $3.5 million in commitment fees. Commitment fees paid to the lender were accounted for as a debt discount. The debt issuance costs and debt discount were recorded as a direct reduction of the carrying amount of the loan on the condensed consolidated balance sheets and are being amortized over the life of the loan. As of March 31, 2026, debt issuance costs and debt discount, net of accumulated amortization, associated with the Braidwell Term Loan were both $1.7 million.

Borrowings under the Braidwell Term Loan bear interest at a rate per annum equal to the Term Secured Overnight Financing Rate for such SOFR business day ("SOFR") subject to a 3% floor, plus 5.75%. The applicable interest rate as of March 31, 2026 was 9.53%. The loan agreement includes an undrawn commitment fee, which is calculated as 1% per annum of the average daily undrawn portion of the DDTL. Interest and undrawn commitment fees incurred are due quarterly. The Company is also required to pay fees on any prepayment of the Braidwell Term Loan, ranging from 3.0% to 1.0% depending on the date of prepayment, and a final payment fee equal to 3.25% of the principal amount of the loans drawn. The effective interest rate as of March 31, 2026 was 10.45%. During the three months ended March 31, 2026, the Company recognized interest expense on the Braidwell Term Loan of $5.2 million, which includes $0.2 million for both the amortization of debt issuance costs and debt discount. During the three months ended March 31, 2025, the Company recognized interest expense on the Braidwell Term Loan of $5.3 million, which includes an immaterial amount for the amortization of debt issuance costs and $0.2 million for the debt discount. Upon the Braidwell Term Loan’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Braidwell Term Loan will be due and payable.

The Braidwell Term Loan is secured by substantially all of the Company’s assets with the priority interest of the lenders in the Braidwell Term Loan and the Revolving Credit Facility, as defined below, subject to terms of a customary intercreditor agreement, which provides that the lenders under the Revolving Credit Facility have a priority with respect to the Company's accounts receivable, inventory, medical instruments, and items related to the foregoing, and the lenders under the Braidwell Term Loan have priority with respect to the remainder of the Company's assets. The loan agreement contains customary representations and warranties and affirmative and negative covenants. Under the loan agreement, the Company is required to maintain a minimum level of liquidity. The loan agreement also includes certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Braidwell Term Loan may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2026.

Revolving Credit Facility

In September 2022, the Company entered into a revolving credit facility (the “Revolving Credit Facility”) with entities affiliated with MidCap Financial Trust (“MidCap”). The Revolving Credit Facility originally provided up to $50.0 million in borrowing capacity to the Company with an accordion feature up to $75.0 million in borrowing capacity, based on a defined borrowing base. The borrowing base is calculated based on certain accounts receivable and inventory assets. The Company subsequently exercised the accordion feature and increased the borrowing capacity by $25.0 million up to the full $75.0 million borrowing capacity. The Revolving Credit Facility matures on September 29, 2027. As of March 31, 2026, the outstanding balance under the Revolving Credit Facility was $15.1 million.

In conjunction with obtaining the Revolving Credit Facility, the Company incurred $1.4 million in debt issuance costs. These costs were capitalized to other assets on the condensed consolidated balance sheets and are being amortized over the life of the Revolving Credit Facility. As of March 31, 2026, debt issuance costs, net of accumulated amortization, associated with the Revolving Credit Facility were $0.4 million.

The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The applicable interest rate as of March 31, 2026 was 7.3%. The loan agreements include an unused line fee, which is calculated as 0.5% per annum of either the unused Revolving Credit Facility or a minimum balance. Interest and unused line fees incurred are due and capitalized to the outstanding principal balance monthly. During the three months ended March 31, 2026, the Company recognized interest expense on the Revolving Credit Facility of $0.4 million, which includes approximately $0.1 million for the amortization of debt issuance costs. During the three months ended March 31, 2025, the Company recognized interest expense on the Revolving Credit Facility of $0.5 million, which includes approximately $.01 million for the amortization of debt issuance costs. Upon the Revolving Credit Facility’s maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the Revolving Credit Facility will be due and payable.

The Revolving Credit Facility contains a lockbox arrangement clause requiring the Company to maintain a lockbox bank account. If the revolving loan availability is less than 30% of the revolving loan limit for five consecutive business days, or the Company is in default, MidCap will apply funds collected from the Company's lockbox account to reduce the outstanding balance of the Revolving Credit Facility. As of March 31, 2026, the Company's loan availability level has not activated lockbox deductions, nor is it expected to for the next 12 months; therefore, the Company has determined that the outstanding balance under the Revolving Credit Facility is long-term debt on the condensed consolidated balance sheets.

The Revolving Credit Facility is secured by substantially all of the Company’s assets with the priority interest of the lenders subject to terms of a customary intercreditor agreement in connection with the Braidwell Term Loan, as described above. The loan agreements and other ancillary documents contain customary representations and warranties and affirmative and negative covenants. Under the loan agreements, the Company is required to maintain a minimum level of liquidity. The loan agreements also include certain events of default, and upon the occurrence of such events of default, all outstanding loans under the Revolving Credit Facility may be accelerated and/or the lenders’ commitments terminated. The Company is in compliance with all required financial covenants as of March 31, 2026.

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

Holders of the 2026 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders may convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The 2026 Notes are classified as current debt on the condensed consolidated balances sheet as of March 31, 2026.

The 2026 Notes are redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. In addition, calling any of the 2026 Notes for redemption will constitute a “make-whole fundamental change” with respect to the redeemable note, in which case the conversion rate applicable to the conversion of the redeemed note will be increased in certain circumstances if such note is converted after it is called for redemption. In March 2025, the Company repurchased 80% of the 2026 Notes for $268.4 million. The Company determined that the redemption of the 2026 Notes should be accounted for as a partial extinguishment of the 2026 Notes. As a result of the partial extinguishment, the Company wrote off $2.3 million of the unamortized debt issuance costs and debt discount. The Company recorded a loss on debt extinguishment of $17.6 million during the three months ended March 31, 2025.

If a fundamental change occurs prior to the maturity date, holders may require the Company to repurchase all or a portion of their 2026 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes plus accrued and unpaid interest. No principal payments are otherwise due on the 2026 Notes prior to maturity.

The 2026 Notes, net of unamortized debt issuance costs, are classified as short-term debt on the consolidated balance sheets as of March 31, 2026. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $0.2 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively, which includes $0.1 million and $0.4 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal	$63,250	$63,250
Unamortized debt issuance costs	(137)	(237)
Net carrying value	$63,113	$63,013

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of March 31, 2026 was $1.1 million and $0.5 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.0%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of March 31, 2026 (in thousands):

Remainder of 2026	$65,277
2027	15,669
2028	206,500
2029	—
2030	405,000
Thereafter	—
Total	692,446
Less: unamortized debt discount and debt issuance costs	(119,035)
Total	573,411
Less: current portion of long-term debt	(65,522)
Long-term debt	$507,889

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three months ended March 31, 2026 were immaterial. The Company had an immaterial amount of financing leases as of March 31, 2026, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of March 31, 2026 (in thousands):

Remainder of 2026	$5,591
2027	7,051
2028	6,275
2029	6,193
2030	6,305
Thereafter	4,404
Total undiscounted lease payments	35,819
Less: imputed interest	(6,170)
Operating lease liabilities	29,649
Less: current portion of operating lease liabilities	(6,645)
Operating lease liabilities, less current portion	$23,004

The Company’s weighted average remaining lease term and weighted average discount rate as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	5.2	5.5
Weighted-average discount rate	7.0%	7.0%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Rent expense	$1,963	$1,825
Cash paid for amounts included in measurement of lease liabilities	$1,834	$1,781

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of March 31, 2026, the remaining minimum purchase commitment required by the Company under the agreement is $3.7 million.

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

In October 2017, NuVasive, Inc. filed a lawsuit in Delaware Chancery Court against Mr. Miles, the Company’s Chairman and CEO, who was a former officer and board member of NuVasive. The Company itself was not initially a named defendant in this lawsuit; however, in June 2018, NuVasive amended its complaint to add the Company as a defendant. In October 2018, the Delaware Court ordered that NuVasive advance legal fees for Mr. Miles’ defense in the lawsuit, as well as Mr. Miles’ legal fees incurred in pursuing advancement of his fees, pursuant to an indemnification agreement between NuVasive and Mr. Miles. In February 2025, the Delaware Chancery Court entered final judgment in favor of both Mr. Miles and the Company on all remaining claims, which the Delaware Supreme Court affirmed on January 16, 2026. As of March 31, 2026, no liability related to this matter has been recorded. The Company considers the matter terminated.

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

9. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cost of sales	$970	$3,043
Research and development	4,001	3,644
Sales, general and administrative	18,688	15,631
Total	$23,659	$22,318

As of March 31, 2026, there was $115.3 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 2.2 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued approximately 4,324,680 and 3,521,532 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2026 and 2025, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three months ended March 31, 2026 and 2025, there were no shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.81%	4.44%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	55.85%	91.91%

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash or cashless exercise. No Squadron Medical Warrants have been exercised as of March 31, 2026.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a nine-year term and are exercisable by cash or cashless exercise. No Executive Warrants have been exercised as of March 31, 2026.

A summary of all outstanding warrants for common stock as of March 31, 2026, is as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
Other[1]	90	$12.15	Various through December 2030
Total	8,177
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue		Property and equipment, net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2026	2025	2026	2025
United States	$180,362	$159,112	$136,840	$134,007
International	11,746	10,068	1,205	1,317
Total	$192,108	$169,180	$138,045	$135,324

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(33,906)	$(51,907)
Denominator:
Weighted average common shares outstanding	154,051	146,732
Net loss per share, basic and diluted:	$(0.22)	$(0.35)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of March 31,
	2026	2025
Options to purchase common stock and employee stock purchase plan	1,746	2,196
Unvested restricted stock unit awards	11,250	7,894
Warrants to purchase common stock	8,177	9,316
2026 Notes	3,449	3,449
2030 Notes	34,527	34,527
Total	59,149	57,382

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

The Company’s effective tax rate from operations was 0.15% and 0.12% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three months ended March 31, 2026 and 2025, the Company purchased inventory in the amounts of $5.6 million and $2.8 million, respectively, from the Squadron Supplier Affiliate. As of March 31, 2026, and December 31, 2025, the Company had $5.1 million and $2.6 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

14. Subsequent Event

On May 1, 2026, the Company entered into a credit agreement with JP Morgan Chase Bank, consisting of (i) a senior secured term loan in an aggregate principal amount of $175.0 million and (ii) a senior secured revolving credit facility with aggregate commitments of $125.0 million. The senior secured term loan and the revolving credit facility both bear interest at SOFR plus 275 basis points and mature on April 30, 2031. Both facilities are secured by substantially all assets of the Company. The credit agreement also provides for an incremental accordion feature that permits the Company to incur additional term loans or increase revolving commitments in an aggregate amount up to the greater of $150.0 million and 1.0x Adjusted EBITDA, subject to customary conditions. Proceeds from the term loan were used to repay in full the Company’s existing Braidwell Term Loan and Revolving Credit Agreement, as described in Note 7, “Debt,” which were terminated concurrently.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, the following management’s discussion and analysis of our financial condition and results of operations includes forward-looking information that involves risks, uncertainties, and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended March 31, 2026, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Revenue from products and services	$192,108	$169,180	$22,928	14%

Revenue from products and services increased $22.9 million, or 14%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Cost of sales	$55,632	$53,184	$2,448	5%

Cost of sales increased $2.4 million, or 5%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to an increase in product volume offset by a decrease in stock-based compensation.

Operating expenses

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Operating expenses:
Research and development	$17,560	$16,582	$978	6%
Sales, general and administrative	137,057	127,017	10,040	8%
Litigation-related expenses	525	12,214	(11,689)	(96)%
Amortization of acquired intangible assets	3,915	4,103	(188)	(5)%
Restructuring expenses	—	371	(371)	(100)%
Total operating expenses	$159,057	$160,287	$(1,230)	(1)%

Research and development expenses. Research and development expenses increased $1.0 million, or 6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to an increase in compensation expense.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $10.0 million, or 8%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel.

Litigation-related expenses. Litigation-related expenses decreased $11.7 million, or 96%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily related to a litigation settlement during the three months ended March 31, 2025.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three months ended March 31, 2026, compared to the same period in 2025.

Restructuring expenses. Restructuring expenses decreased $0.4 million, or 100%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease in restructuring expenses is primarily due to personnel related expenses in the prior period that did not recur.

Total interest expense and other expense, net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Other expense, net:
Interest expense, net	$(11,721)	$(7,841)	$(3,880)	49%
Loss on debt extinguishment	—	(17,576)	17,576	(100)%
Gain on derivative liability	—	17,400	(17,400)	(100)%
Other income, net	446	337	109	32%
Total other expense, net	$(11,275)	$(7,680)	$(3,595)	47%

Interest expense, net, increased $3.9 million, or 49%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase in interest expense, net, was primarily due the amortization of debt discount associated with the 2030 Notes. Net cash interest was $4.9 million for the three months ended March 31, 2026. Net non-cash interest was $6.8 million for the three months ended March 31, 2026.

Loss on debt extinguishment decreased $17.6 million, or 100%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes in March 2025.

Gain on derivative liability decreased $17.4 million, or 100%, during the three months ended March 31, 2026, compared to the same period in 2025. The decrease in gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to March 31, 2025. As of June 12, 2025 the conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met.

Other income, net, increased $0.1 million, or 32%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase in other income, net, during the three months ended March 31, 2026, was primarily due to fluctuations in foreign currency rates.

Income tax provision

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Income tax provision (benefit)	$50	$(64)	$114	(178)%

The change in the income tax provision (benefit) for the three months ended March 31, 2026, compared to the same period in 2025, was primarily related to the recognition of income taxes in several jurisdictions.

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

Cash and cash equivalents were $139.9 million and $160.8 million at March 31, 2026, and December 31, 2025, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$1,291	$(5,039)
Investing activities	(19,894)	(11,612)
Financing activities	(1,774)	30,759
Effect of exchange rate changes on cash	(517)	296
Net increase (decrease) in cash and cash equivalents	$(20,894)	$14,404

Operating Activities

Operating activities provided net cash of $1.3 million for the three months ended March 31, 2026, which is primarily related to cash collections offset by costs associated with the continued expansion of our business and inventory purchases.

Investing Activities

We used cash of $19.9 million in investing activities for the three months ended March 31, 2026, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products and a $5.0 million note receivable.

Financing Activities

Financing activities used cash of $1.8 million for the three months ended March 31, 2026, which is primarily related to cash paid for net settlement of shares, offset by proceeds from financed insurance.

Debt and Commitments

As of March 31, 2026, we had $200.0 million outstanding under the Braidwell Term Loan. The outstanding loans under the Braidwell Term Loan bear interest at the sum of Term SOFR plus 5.75% per annum. The Braidwell Term Loan matures on January 6, 2028.

As of March 31, 2026, we had $15.1 million outstanding under the Revolving Credit Facility. The outstanding loans under the Revolving Credit Facility bear interest at the sum of Term SOFR plus 3.5% per annum. The Revolving Credit Facility matures on September 29, 2027.

As of March 31, 2026, we had $63.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2026, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of March 31, 2026, we had $1.6 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of March 31, 2026, the remaining minimum purchase commitment under the agreement was $3.7 million.

Contractual obligations and commercial commitments

As of March 31, 2026, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC.

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
•
the impact of global economic and political conditions and public health crises on our business and industry; and
•
other factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or any document incorporated by reference herein or therein.

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

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “continue,” “project,” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and any updates to those risk factors filed from time to time in our subsequent periodic and current reports filed with the SEC. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2025, and there have been no significant changes to this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2026. Based on such evaluation, our management has concluded that as of March 31, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material legal proceedings, refer to Note 8 of our Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we issued unregistered shares of common stock as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (4)
January 2, 2026	50,626(1)	$20.76
January 2, 2026	45,287(2)	$20.76
January 5, 2026	6,250(3)	$21.20
January 14, 2026	1,035,499(1)	$15.95
January 14, 2026	1,468(2)	$15.95
March 16, 2026	40,000(1)	$12.60
March 27, 2026	53,334(1)	$10.93

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

Name	Title of Director or Officer	Action	Date	Total Shares to be Sold	Expiration Date
Craig Hunsaker	Executive Vice President, People & Culture	Adopt	3/13/2026	20,992	6/11/2027

Item 6. Exhibits

Exhibit	Number Exhibit Description

10.1	Form of Confirmation of Credit Agreement dated May 1, 2026 (1)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three months ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 5, 2026.

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

Date: May 5, 2026