Form 10-Q
period 2026-06-30
Alphatec Holdings, Inc.
filed 2026-08-04
CIK 1350653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, there were 154,451,076 shares of the registrant’s common stock outstanding.

ALPHATEC HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value data)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$118,662	$160,806
Accounts receivable, net of allowances of $11,180 and $12,685, respectively	110,126	97,304
Inventories	194,888	169,444
Prepaid expenses and other current assets	25,339	23,322
Total current assets	449,015	450,876
Property and equipment, net	139,237	135,324
Right-of-use assets	29,186	31,225
Goodwill	74,167	75,208
Intangible assets, net	88,296	93,454
Other assets	11,125	5,121
Total assets	$791,026	$791,208
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$62,105	$40,893
Accrued expenses and other current liabilities	93,145	97,019
Contract liabilities	11,104	10,439
Short-term debt	65,012	64,526
Current portion of operating lease liabilities	6,600	6,298
Total current liabilities	237,966	219,175
Long-term debt	510,742	501,412
Operating lease liabilities, less current portion	21,670	23,856
Other long-term liabilities	9,114	10,736
Commitments and contingencies (Note 8)
Redeemable preferred stock, $0.0001 par value; 20,000 shares authorized at June 30, 2026 and December 31, 2025; 3,319 shares issued and outstanding at June 30, 2026 and December 31, 2025	23,603	23,603
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 400,000 authorized; 154,491 shares issued and outstanding at June 30, 2026; and 150,257 shares issued and outstanding at December 31, 2025	16	15
Treasury stock, 1,808 shares, at cost at June 30, 2026 and December 31, 2025	(25,097)	(25,097)
Additional paid-in capital	1,503,816	1,466,377
Accumulated other comprehensive loss	(6,674)	(4,426)
Accumulated deficit	(1,484,130)	(1,424,443)
Total stockholders’ (deficit) equity	(12,069)	12,426
Total liabilities and stockholders’ (deficit) equity	$791,026	$791,208

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue from products and services	$213,513	$185,544	$405,621	$354,724
Cost of sales	59,415	56,443	115,047	109,627
Gross profit	154,098	129,101	290,574	245,097
Operating expenses:
Research and development	18,174	18,276	35,734	35,308
Sales, general and administrative	134,001	118,507	271,058	245,524
Litigation-related expenses	(86)	1,593	439	13,807
Amortization of acquired intangible assets	3,917	3,803	7,832	7,456
Restructuring expenses	—	7	—	378
Total operating expenses	156,006	142,186	315,063	302,473
Operating loss	(1,908)	(13,085)	(24,489)	(57,376)
Other expense, net:
Interest expense, net	(10,964)	(12,309)	(22,685)	(20,150)
Loss on debt extinguishment	(11,883)	—	(11,883)	(17,576)
(Loss) gain on derivative liability	—	(16,780)	—	620
Other (expense) income , net	(870)	993	(424)	1,330
Total other expense, net	(23,717)	(28,096)	(34,992)	(35,776)
Net loss before taxes	(25,625)	(41,181)	(59,481)	(93,152)
Income tax provision (benefit)	156	(37)	206	(101)
Net loss	$(25,781)	$(41,144)	$(59,687)	$(93,051)
Net loss per share, basic and diluted	$(0.16)	$(0.27)	$(0.38)	$(0.63)
Weighted average shares outstanding, basic and diluted	156,575	149,907	155,328	148,337

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(25,781)	$(41,144)	$(59,687)	$(93,051)
Foreign currency translation adjustments	(228)	6,208	(2,248)	9,423
Comprehensive loss	$(26,009)	$(34,936)	$(61,935)	$(83,628)

See accompanying notes to unaudited condensed consolidated financial statements.

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

(In thousands)

	Common stock		Additional paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Par Value	capital	stock	loss	deficit	(deficit) equity
Balance at December 31, 2025	150,257	$15	$1,466,377	$(25,097)	$(4,426)	$(1,424,443)	$12,426
Stock-based compensation	—	—	23,659	—	—	—	23,659
Common stock issued for stock option exercises	245	—	97	—	—	—	97
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	3,292	1	(5,604)	—	—	—	(5,603)
Foreign currency translation adjustments	—	—	—	—	(2,020)	—	(2,020)
Net loss	—	—	—	—	—	(33,906)	(33,906)
Balance at March 31, 2026	153,794	$16	$1,484,529	$(25,097)	$(6,446)	$(1,458,349)	$(5,347)
Stock-based compensation	—	—	18,147	—	—	—	18,147
Common stock issued for employee stock purchase plan and stock option exercises	330	—	1,525	—	—	—	1,525
Common stock issued for vesting of performance and restricted stock awards, net of shares retained for tax liability	367	—	(385)	—	—	—	(385)
Foreign currency translation adjustments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(25,781)	(25,781)
Balance at June 30, 2026	154,491	16	1,503,816	(25,097)	(6,674)	(1,484,130)	(12,069)

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

ALPHATEC HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(59,687)	$(93,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,932	39,235
Stock-based compensation	41,806	37,942
Amortization of debt discount and debt issuance costs	15,003	8,923
Amortization of right-of-use assets	2,646	2,465
Write-down for excess and obsolete inventories	8,095	7,944
Loss on disposal of assets	1,272	1,700
Loss on debt extinguishment	11,883	17,576
Gain on derivative liability	—	(620)
Other	2,129	4,148
Changes in operating assets and liabilities:
Accounts receivable	(15,156)	(16,249)
Inventories	(34,047)	(915)
Prepaid expenses and other current assets	(800)	423
Other assets	260	152
Accounts payable	18,328	(1,650)
Accrued expenses	(6,611)	4,677
Lease liabilities	(2,557)	(2,416)
Contract liabilities	710	784
Other long-term liabilities	(403)	(559)
Net cash provided by operating activities	21,803	10,509
Investing activities:
Purchase of property and equipment	(32,021)	(20,258)
Note receivable	(5,000)	—
Purchase of intangible assets	(4,387)	(3,527)
Other	(1,201)	—
Net cash used in investing activities	(42,609)	(23,785)
Financing activities:
Repayment of term loan	(200,000)	—
Proceeds from issuance of term loan	172,385	—
Proceeds from revolving credit facility	42,747	7,792
Repayment of revolving credit facility	(18,214)	(56,892)
Payment of debt extinguishment costs	(12,070)	—
Payments related to tax withholdings for share-based compensation	(6,085)	(645)
Payment of debt issuance costs	(1,868)	(706)
Proceeds from issuance of convertible notes, net	—	392,850
Repurchase of convertible notes	—	(268,231)
Purchase of capped calls	—	(42,485)
Other	1,803	(558)
Net cash (used in) provided by financing activities	(21,302)	31,125
Effect of exchange rate changes on cash	(36)	374
Net change in cash and cash equivalents	(42,144)	18,223
Cash and cash equivalents at beginning of period	160,806	138,840
Cash and cash equivalents at end of period	$118,662	$157,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,688	$11,717
Cash paid for income taxes	$425	$348
Supplemental disclosure of noncash activities:
Purchases of property and equipment in accounts payable and accrued expenses	$10,800	$695
Purchase of intangible assets in accrued expenses and other long-term liabilities	$3,750	$1,681
Financed insurance	$1,020	$1,347
Recognition of lease liabilities	$962	$66
Recognition of derivative liability	$—	$124,062

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnotes it normally includes in its annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited interim condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year or any other future periods.

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

2. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29,186	—	—	$29,186
Total cash equivalents	$29,186	$—	$—	$29,186

	December 31, 2025
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$23,625	—	—	$23,625
Total cash equivalents	$23,625	—	—	$23,625

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

Fair Value of Convertible Debt

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2026 (the "2026 Notes") was approximately $63.0 million at June 30, 2026 and approximately $79.0 million at December 31, 2025.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding 0.75% Convertible Senior Notes due 2030 (the "2030 Notes") was approximately $386.6 million at June 30, 2026 and approximately $618.0 million at December 31, 2025.

3. Inventories

Inventories reported at the lower of cost or net realizable value consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$13,516	$11,958
Finished goods	181,372	157,486
Inventories	$194,888	$169,444

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands, except as indicated):

	Useful lives (in years)	June 30, 2026	December 31, 2025
Surgical instruments	4	$326,459	$311,517
Machinery and equipment	7	13,342	13,123
Computer equipment	3	32,718	32,434
Office furniture and equipment	5	6,278	6,548
Leasehold improvements	various	4,414	4,402
Construction in progress	n/a	2,070	646
		385,281	368,670
Less: accumulated depreciation and amortization		(246,044)	(233,346)
Property and equipment, net		$139,237	$135,324

Total depreciation and amortization expense was $15.2 million and $29.8 million for the three and six months ended June 30, 2026, respectively. Total depreciation and amortization expense was $15.0 million and $30.8 million for the three and six months ended June 30, 2025, respectively. Construction in progress is not depreciated until placed in service. Property and equipment, net includes assets under financing leases and the related amortization of assets under financing leases is included in depreciation and amortization expense.

5. Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill during the period ended June 30, 2026, includes the following (in thousands):

December 31, 2025	$75,208
Foreign currency fluctuation	(1,041)
June 30, 2026	$74,167

Intangible assets, net

Intangible assets, net consist of the following (in thousands, except as indicated):

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
June 30, 2026:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$108,683	$(60,490)	$48,193
Internally developed software	5	19,104	(5,575)	13,529
Trademarks and trade names	5	5,773	(2,964)	2,809
Customer relationships	2	14,796	(12,438)	2,358
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		150,769	(83,880)	66,889

Software in development	n/a	8,587	—	8,587
In-process research and development	n/a	12,820	—	12,820
Total intangible assets		$172,176	$(83,880)	$88,296

	Remaining Avg. Useful lives	Gross	Accumulated	Intangible
December 31, 2025:	(in years)	Amount	Amortization	Assets, net
Developed product technology	4	$109,336	$(54,264)	$55,071
Internally developed software	6	16,402	(4,429)	11,973
Trademarks and trade names	5	5,938	(2,757)	3,181
Customer relationships	2	15,057	(11,973)	3,084
Distribution network	–	2,413	(2,413)	—
Total amortized intangible assets		149,146	(75,836)	73,309

Software in development	n/a	7,675	—	7,675
In-process research and development	n/a	12,470	—	12,470
Total intangible assets		$169,291	$(75,836)	$93,454

Total amortization expense attributed to intangible assets was $4.6 million and $9.1 million for the three and six months ended June 30, 2026, respectively. Total amortization expense attributed to intangible assets was $4.3 million and $8.5 million for the three and six months ended June 30, 2025, respectively. Software in development is amortized when the projects are completed and the assets are ready for their intended use. In-process research and development assets begin amortizing when the relevant products reach full commercial launch.

Future amortization expense related to intangible assets is as follows (in thousands):

Remainder of 2026	$9,044
2027	17,839
2028	12,876
2029	12,491
2030	8,769
Thereafter	5,870
$66,889

6. Contract Assets and Contract Liabilities

Contract assets included within prepaid expenses and other current assets in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Contract assets	$7,600	$8,585

The non-current contract liabilities balance is included in other long-term liabilities on the condensed consolidated balance sheets. The Company’s contract liabilities are as follows (in thousands):

	June 30, 2026	December 31, 2025
Contract liabilities	$12,560	$12,620
Less: Non-current portion of contract liabilities	1,456	2,181
Current portion of contract liabilities	$11,104	$10,439

The Company recognized $2.5 million and $7.4 million of revenue from the opening contract liabilities balance for the three and six months ended June 30, 2026, respectively.

7. Debt

JP Morgan Credit Agreement

In May 2026, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and issuing banks party thereto. The Credit Agreement provides for (i) a $175.0 million term loan facility (the “JPM Term Loan”) and (ii) a $125.0 million revolving credit facility (the “JPM Revolving Credit Facility” and, together with the JPM Term Loan, the “JPM Credit Facilities”). The JPM Credit Facilities mature on May 1, 2031, subject to a springing maturity if, as of December 14, 2029, the Company fails to maintain specified liquidity thresholds in relation to the Company’s outstanding 0.75% Convertible Senior Notes due 2030. The Credit Agreement also provides for an incremental accordion feature that permits the Company to incur additional term loans or increase revolving commitments in an aggregate amount up to the greater of $150.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement), subject to customary conditions. On May 1, 2026 (the "Closing Date"), the Company borrowed the full $175.0 million of the JPM Term Loan and $40.0 million under the JPM Revolving Credit Facility. Proceeds were used, together with cash on hand, to repay in full all outstanding obligations under the Company’s prior MidCap revolving credit facility and Braidwell term loan, which were concurrently terminated.

Borrowings under the JPM Credit Facilities bear interest at a rate equal to, at the Company’s election, the Term SOFR Rate or the Alternate Base Rate (each as defined in the Credit Agreement), plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio (as defined in the Credit Agreement). The applicable margin ranges from 1.00% to 2.50% for Alternate Base Rate loans and 2.00% to 3.50% for Term SOFR loans. The JPM Revolving Credit Facility also carries an unused commitment fee ranging from 0.20% to 0.35% per annum based on the Company's Senior Secured Net Leverage Ratio. As of June 30, 2026, the outstanding balance under the JPM Term Loan was $175 million and the outstanding balance under the JPM Revolving Credit Facility was $40 million. The JPM Credit Facilities are classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2026.

The applicable and effective interest rates as of June 30, 2026 were 6.4% and 6.7%, respectively. During the three and six months ended June 30, 2026, the Company recognized interest expense on the JPM Credit Facilities of $2.4 million, which includes an immaterial amount for the amortization of debt issuance costs and $0.1 million for the amortization of debt discount. Upon the JPM Credit Facilities' maturity, any outstanding principal balance, unpaid accrued interest, and all other obligations under the JPM Credit Facilities will be due and payable.

The JPM Term Loan requires quarterly amortization payments equal to 0.625% of the original principal amount advanced on the Closing Date for the first eight full fiscal quarters following the Closing Date, 1.25% per quarter for the ninth through sixteenth full fiscal quarters, and 2.50% per quarter thereafter, with the remaining outstanding principal balance due at maturity.

In conjunction with obtaining the JPM Credit Facilities, the Company incurred $1.4 million in debt issuance costs. Costs attributable to the JPM Term Loan were recorded as a direct reduction of the carrying value of the debt on the condensed consolidated balance sheets and are being amortized over the life of the Credit Agreement using the effective interest method. Costs attributable to the JPM Revolving Credit Facility were capitalized to other assets on the condensed consolidated balance sheets and are also being amortized over the life of the Credit Agreement. As of June 30, 2026, debt issuance costs, net of accumulated amortization, associated with the JPM Credit Facilities were $1.3 million.

In conjunction with the issuance of the JPM Credit Facilities, the Company incurred $3.1 million in commitment fees. Commitment fees attributable to the JPM Term Loan were recorded as a direct reduction of the carrying value of the debt on the condensed consolidated balance sheets and are being amortized over the life of the Credit Agreement using the effective interest method. Commitment fees attributable to the JPM Revolving Credit Facility were capitalized to other assets on the condensed consolidated balance sheets and are also being amortized over the life of the Credit Agreement. As of June 30, 2026, debt discount, net of accumulated amortization, associated with the JPM Credit Facilities was $3.0 million.

The JPM Credit Facilities are secured by substantially all of the assets of the Company, subject to customary exclusions. The Credit Agreement contains representations, warranties, and affirmative and negative covenants customary for financings of this type. The Credit Agreement requires the Company to maintain (i) a Senior Secured Net Leverage Ratio not exceeding 3.00 to 1.00 (subject to a step-up to 3.50 to 1.00 following the completion of certain permitted acquisitions) and (ii) a Fixed Charge Coverage Ratio of at least 2.00 to 1.00, each tested quarterly commencing with the fiscal quarter ending September 30, 2026. Under the Credit Agreement, obligations may be accelerated upon the occurrence of certain customary events of default, including nonpayment of principal or interest, breach of covenants or representations, cross-default to other material indebtedness, bankruptcy or insolvency, and a change of control of the Company.

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

Holders of the 2030 Notes have the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding September 17, 2029, holders may convert all or a portion of their 2030 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events or the calling of the 2030 Notes for Redemption. From and after September 17, 2029, holders of the 2030 Notes may convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2026, none of the conditions permitting the holders of the 2030 Notes to convert have been met. The 2030 Notes are classified as long-term debt on the condensed consolidated balance sheets as of June 30, 2026.

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

At the time of issuance, the Company determined that the 2030 Notes had an embedded conversion option that met the criteria to be bifurcated and accounted for separately from the 2030 Notes. The Company initially recorded the fair value of the embedded conversion option as a derivative liability and the principal amount of the 2030 Notes as a long-term liability, net of debt discount and deferred issuance costs. In June 2025, conditions necessary for separate accounting of the conversion option as a derivative liability were not met. Accordingly, the conversion option derivative liability was remeasured as of the date of the change and subsequently reclassified to additional paid-in capital on the Company’s condensed consolidated statements of shareholders’ (deficit) equity. The annual effective interest rate for the 2030 Notes is 9.1%. The Company recognized interest expense on the 2030 Notes of $6.9 million and $13.4 million during the three and six months ended June 30, 2026, respectively, which includes $6.0 million and $11.8 million for the amortization of debt discount costs, respectively. The Company recognized interest expense on the 2030 Notes of $6.3 million and $8.0 million during the three and six months ended June 30, 2025, respectively, which includes $5.6 million and $7.0 million for the amortization of debt discount costs, respectively. The Company uses the if-converted method for assumed conversion of the 2030 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2030 Notes consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Principal	$405,000	$405,000
Unamortized debt discount and debt issuance costs	(106,684)	(118,438)
Net carrying value	$298,316	$286,562

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

On May 1, 2026, the Company repaid all obligations under its existing Braidwell Term Loan facility, including $200.0 million of principal, $6.5 million of exit fees and $1.6 million of accrued interest. As a result of the early termination of the Braidwell Term Loan, the Company recorded a $9.9 million loss on debt extinguishment, consisting of $5.9 million related to the write-off of unamortized debt issuance costs and exit fees and $4.0 million of prepayment fees. The loss is included in loss on debt extinguishment on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

On May 1, 2026, the Company repaid all obligations under its existing MidCap Revolving Credit facility, including $12.5 million of principal and $0.1 million of accrued interest. As a result of the early termination of the MidCap Revolving Credit facility, the Company recorded a $2.0 million loss on debt extinguishment, consisting of $0.4 million related to the write-off of unamortized debt issuance costs and $1.6 million of prepayment fees. The loss is included in loss on debt extinguishment on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

Holders of the 2026 Notes had the right to convert their notes in certain circumstances and during specified periods. Prior to the close of business on the business day immediately preceding February 2, 2026, holders could convert all or a portion of their 2026 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. From and after February 2, 2026, holders of the 2026 Notes could convert their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

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

The 2026 Notes, net of unamortized debt issuance costs, are classified as short-term debt on the consolidated balance sheets as of June 30, 2026. The annual effective interest rate for the 2026 Notes is 1.4%. The Company recognized interest expense on the 2026 Notes of $0.2 million and $0.4 million during the three and six months ended June 30, 2026, respectively which includes $0.1 million and $0.2 million for the amortization of debt issuance costs, respectively. The Company recognized interest expense on the 2026 Notes of $0.2 million and $1.0 million during the three and six months ended June 30, 2025, respectively, which includes $0.1 million and $0.5 million for the amortization of debt issuance costs, respectively. The Company uses the if-converted method for assumed conversion of the 2026 Notes to compute the weighted-average shares of common stock outstanding for diluted earnings per share, if applicable.

The outstanding principal amount and carrying value of the 2026 Notes consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Principal	$63,250	$63,250
Unamortized debt issuance costs	(35)	(237)
Net carrying value	$63,215	$63,013

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

Other Debt Agreements

The Company has two loan agreements under French government sponsored COVID-19 relief initiatives (“PGE” loans) which mature in 2027. Monthly and quarterly installments of principal and interest under each PGE loan agreement is due until the original principal amounts and applicable interest is fully repaid in 2027. The outstanding obligation under each PGE loan as of June 30, 2026 was $0.9 million and $0.4 million at weighted average interest rates of 0.98% and 1.25%, respectively, and weighted average costs of the state guaranty of 0.69% and 1.0%, respectively.

Total Indebtedness

Principal payments remaining on the Company's debt are as follows as of June 30, 2026 (in thousands):

Remainder of 2026	$64,446
2027	4,940
2028	5,469
2029	8,750
2030	415,938
Thereafter	185,469
Total	685,012
Less: unamortized debt discount and debt issuance costs	(109,258)
Total	575,754
Less: current portion of long-term debt	(65,012)
Long-term debt	$510,742

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

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 1 to 10 years and generally provide for periodic rent increases. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component and variable charges for common area maintenance and other variable costs are recognized as expense as incurred. Total variable costs associated with leases for the three and six months ended June 30, 2026 were immaterial. The Company had an immaterial amount of financing leases as of June 30, 2026, which is included in property and equipment, net, accrued expenses and other current liabilities, and other long-term liabilities, on the condensed consolidated balance sheets.

Future minimum annual lease payments for all operating leases of the Company are as follows as of June 30, 2026 (in thousands):

Remainder of 2026	$3,697
2027	7,031
2028	6,258
2029	6,177
2030	6,288
Thereafter	4,370
Total undiscounted lease payments	33,821
Less: imputed interest	(5,551)
Operating lease liabilities	28,270
Less: current portion of operating lease liabilities	(6,600)
Operating lease liabilities, less current portion	$21,670

The Company’s weighted average remaining lease term and weighted average discount rate as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	5.0	5.5
Weighted-average discount rate	7.0%	7.0%

Information related to the Company’s operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rent expense	$1,881	$1,901	$3,844	$3,726
Cash paid for amounts included in measurement of lease liabilities	$1,876	$1,839	$3,728	$3,668

Purchase Commitments

The Company is obligated to meet certain minimum purchase commitment requirements with a third-party supplier through December 2026. As of June 30, 2026, the remaining minimum purchase commitment required by the Company under the agreement is $2.4 million.

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

9. Stock-Benefit Plans and Equity Transactions

Stock-Based Compensation

The Company has stock-based compensation plans under which it grants stock options, restricted stock units ("RSUs"), and performance restricted stock units ("PRSUs") to officers, directors and third parties. Total stock-based compensation for the periods presented is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of sales	$559	$553	$1,529	$3,596
Research and development	3,605	4,159	7,606	7,803
Sales, general and administrative	13,983	10,912	32,671	26,543
Total	$18,147	$15,624	$41,806	$37,942

As of June 30, 2026, there was $96.8 million of unrecognized compensation expense for RSUs and PRSUs to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units and Performance Based Restricted Stock Units Awards

The Company issued 375,682 and 4,700,362 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2026, respectively. The Company issued 385,769 and 3,915,180 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2025, respectively.

Employee Stock Purchase Plan

Employees are eligible to participate in the Employee Stock Purchase Plan ("ESPP") approved by its shareholders. During the three and six months ended June 30, 2026, there were 222,063 shares issued under the ESPP. During the three and six months ended June 30, 2025, there were 319,220 shares issued under the ESPP.

The Company estimates the fair value of shares issued to employees under the ESPP using the Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three and Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.77% - 3.81%	4.30% - 4.44%
Expected dividend yield	—	—
Expected term (years)	0.50	0.50
Volatility	55.85% - 84.62%	54.74% - 91.91%

Warrants Outstanding

Squadron Medical Warrants

In connection with debt financing entered into with Squadron Medical Finance Solutions, LLC ("Squadron Medical") in 2018, and amended in 2019 and 2020, the Company issued common stock warrants to Squadron Medical and a participant lender (the “Squadron Medical Warrants”). The Squadron Medical Warrants expire in May 2027 and are exercisable by cash or cashless exercise. No Squadron Medical Warrants have been exercised as of June 30, 2026.

Executive Warrants

The Company issued warrants to its Chairman and Chief Executive Officer (the “Executive Warrants”). The Executive Warrants had a nine-year term and are exercisable by cash or cashless exercise. No Executive Warrants have been exercised as of June 30, 2026.

A summary of all outstanding warrants for common stock as of June 30, 2026, is as follows (in thousands, except for strike price data):

	Number of Warrants	Strike Price	Expiration
2018 Squadron Medical Warrants	845	$3.15	May 2027
2019 Squadron Medical Warrants	4,839	$2.17	May 2027
2020 Squadron Medical Warrants	1,076	$4.88	May 2027
Executive Warrants	1,327	$5.00	December 2026
Other(1)	90	$12.15	Various through December 2030
Total	8,177
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

Net revenue and property and equipment, net, by geographic region are as follows (in thousands):

	Revenue				Property and equipment, net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2026	2025	2026	2025	2026	2025
United States	$201,164	$175,026	$381,526	$334,138	$138,110	$134,007
International	12,349	10,518	24,095	20,586	1,127	1,317
Total	$213,513	$185,544	$405,621	$354,724	$139,237	$135,324

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(25,781)	$(41,144)	$(59,687)	$(93,051)
Denominator:
Weighted average common shares outstanding	156,575	149,907	155,328	148,337
Net loss per share, basic and diluted:	$(0.16)	$(0.27)	$(0.38)	$(0.63)

The following potentially dilutive shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	As of June 30,
	2026	2025
Options to purchase common stock and employee stock purchase plan	1,533	2,050
Unvested restricted stock unit awards	11,317	8,911
Warrants to purchase common stock	8,177	8,177
2026 Notes	3,449	3,449
2030 Notes	34,527	34,527
Total	59,003	57,114

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

The Company’s effective tax rate from operations was (0.61%) and (0.35%) for the three and six months ended June 30, 2026, respectively. The Company's effective tax rate from operations was 0.09% and 0.11% for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance.

13. Related Party Transactions

The Company purchases inventory from an affiliate of Squadron Capital, LLC (the “Squadron Supplier Affiliate”). David Pelizzon, President and Director of Squadron Capital, LLC, currently serves on the Company’s Board of Directors. For the three and six months ended June 30, 2026, the Company purchased inventory in the amounts of $5.8 million and $11.4 million, respectively, from the Squadron Supplier Affiliate. For the three and six months ended June 30, 2025, the Company purchased inventory in the amounts of $2.3 million and $5.1 million, respectively, from the Squadron Supplier Affiliate. As of June 30, 2026, and December 31, 2025, the Company had $10.9 million and $2.6 million, respectively, due to the Squadron Supplier Affiliate, for inventory purchases.

14. Subsequent Event

On July 30, 2026, the Company repaid the $63.3 million aggregate principal amount outstanding under the 2026 Notes in cash upon maturity. As a result, no amounts remain outstanding under the 2026 Notes, and the Company has no further obligations under the 2026 Notes.

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

Recent Developments

JP Morgan Credit Agreement

In May 2026, we entered into a senior secured credit agreement (the "Credit Agreement") with JP Morgan Chase Bank, N.A., consisting of a $175.0 million term loan facility (the "JPM Term Loan") and a $125.0 million revolving credit facility (the "JPM Revolving Credit Facility" and, together with the JPM Term Loan, the "JPM Credit Facilities"), each maturing on May 1, 2031. On May 1, 2026, we borrowed $175.0 million under the term loan and $40.0 million under the revolving credit facility. We used the proceeds, together with cash on hand, to repay in full all outstanding obligations under our prior Braidwell term loan and MidCap revolving credit facility, which were concurrently terminated. The new credit facilities bear interest at variable rates based on Term SOFR or an alternate base rate, plus an applicable margin, and are subject to customary financial maintenance covenants and other terms.

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

Critical accounting policies are those that, in management’s view, are most important in the portrayal of our financial condition and results of operations. Management believes there have been no material changes during the three months ended June 30, 2026, to the critical accounting policies discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Results of Operations

Total revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Revenue from products and services	$213,513	$185,544	$27,969	15%	$405,621	$354,724	$50,897	14%

Revenue from products and services increased $28.0 million, or 15%, and $50.9 million, or 14%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to an increase in product volume that was due to the increase in our surgeon user base, continued expansion of our new product portfolio, and increasing adoption of our technology.

Cost of sales

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Cost of sales	$59,415	$56,443	$2,972	5%	$115,047	$109,627	$5,420	5%

Cost of sales increased $3.0 million, or 5%, and $5.4 million, or 5% for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to an increase in product volume.

Operating expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$18,174	$18,276	$(102)	(1)%	$35,734	$35,308	$426	1%
Sales, general and administrative	134,001	118,507	15,494	13%	271,058	245,524	25,534	10%
Litigation-related expenses	(86)	1,593	(1,679)	(105)%	439	13,807	(13,368)	(97)%
Amortization of acquired intangible assets	3,917	3,803	114	3%	7,832	7,456	376	5%
Restructuring expenses	—	7	(7)	(100)%	—	378	(378)	(100)%
Total operating expenses	$156,006	$142,186	$13,820	10%	$315,063	$302,473	$12,590	4%

Research and development expenses. Research and development expenses remained consistent for the three and six months ended June 30, 2026, compared to the same periods in 2025.

Sales, general and administrative expenses. Sales, general and administrative expenses increased $15.5 million, or 13%, and $25.5 million, or 10%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to higher compensation-related costs and variable selling expenses associated with the increase in revenue, and our continued investment in building our strategic distribution channel.

Litigation-related expenses. Litigation-related expenses decreased $1.7 million, or 105%, and $13.4, or 97%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease was primarily related to a litigation settlement during the six months ended June 30, 2025.

Amortization of acquired intangible assets. Amortization of acquired intangible assets remained consistent for the three and six months ended June 30, 2026, compared to the same periods in 2025.

Restructuring expenses. Restructuring expenses decreased $0.4 million, or 100%, for the six months ended June 30, 2026, compared to the same period in 2025. The decrease in restructuring expenses is primarily due to personnel related expenses in the prior period that did not recur.

Total interest expense and other expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Other expense, net:
Interest expense, net	$(10,964)	$(12,309)	$1,345	(11)%	$(22,685)	$(20,150)	$(2,535)	13%
Loss on debt extinguishment	(11,883)	—	(11,883)	100%	(11,883)	(17,576)	$5,693	(32)%
(Loss) gain on derivative liability	—	(16,780)	16,780	(100)%	—	620	$(620)	(100)%
Other (expense) income, net	(870)	993	(1,863)	(188)%	(424)	1,330	(1,754)	(132)%
Total other expense, net	$(23,717)	$(28,096)	$4,379	(16)%	$(34,992)	$(35,776)	$784	(2)%

Interest expense, net, decreased $1.3 million, or 11%, and increased $2.5 million, or 13%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in interest expense, net, for the three months ended June 30, 2026, was primarily due to a decrease in cash interest expense. The increase in interest expense, net, for the six months ended June 30, 2026 was primarily due to the amortization of debt discount associated with the 2030 Notes. Net cash interest was $4.3 million and $9.3 million for the three and six months ended June 30, 2026, respectively. Net non-cash interest was $6.6 million and $13.4 million for the three and six months ended June 30, 2026, respectively.

Loss on debt extinguishment decreased $11.9 million, or 100%, and $5.7 million, or 32%, for the three and six months ended June 30, 2026, compared to the same periods in 2025. The decrease in loss on debt extinguishment relates to the redemption of 80% of the 2026 Notes in March 2025 offset by the extinguishment of the Braidwell Term loan and MidCap Revolving credit facilities during the three months ended June 30, 2026.

(Loss) gain on derivative liability decreased $16.8 million, or 100%, and $0.6 million, or 100%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in (loss) gain on derivative liability relates to the change in the valuation of the derivative liability associated with 2030 Notes from inception to June 30, 2025. As of June 12, 2025 the conditions necessary for separate accounting of the conversion option as a derivative liability were no longer met.

Other (expense) income, net, increased $1.9 million, or 188%, and $1.8 million, or 132%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in other income, net, during the six months ended June 30, 2026, was primarily due to fluctuations in foreign currency rates.

Income tax provision

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Income tax provision (benefit)	$156	$(37)	$193	(522)%	$206	$(101)	$307	(304)%

The change in the income tax provision (benefit) for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily related to the recognition of income taxes in several jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash and cash equivalents, our JPM Revolving Credit Facility and cash from operations. Our liquidity and capital structure are evaluated regularly within the context of our annual operating and strategic planning process. We consider the liquidity necessary to fund our operations, which includes working capital needs, investments in research and development, investments in inventory and instrument sets to support our customers, as well as other operating costs. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, and the international expansions of our business.

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

Cash and cash equivalents were 118.7 million and $160.8 million at June 30, 2026, and December 31, 2025, respectively. We believe that our existing funds, cash generated from our operations and our existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, and other business initiatives we plan to strategically pursue.

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash (used in) provided by:
Operating activities	$21,803	$10,509
Investing activities	(42,609)	(23,785)
Financing activities	(21,302)	31,125
Effect of exchange rate changes on cash	(36)	374
Net change in cash and cash equivalents	$(42,144)	$18,223

Operating Activities

Operating activities provided net cash of $21.8 million for the six months ended June 30, 2026, which is primarily related to cash collections offset by costs associated with the continued expansion of our business and inventory purchases.

Investing Activities

We used cash of $42.6 million in investing activities for the six months ended June 30, 2026, which is primarily related to the purchase of surgical instruments to support the growth of our business and commercial launch of new products and a $5.0 million note receivable.

Financing Activities

Financing activities used cash of $21.3 million for the six months ended June 30, 2026, which is primarily related to proceeds from issuance of term and revolving credit facilities, offset by repayment of term and revolving credit facilities.

Debt and Commitments

As of June 30, 2026, we had $175.0 million outstanding under the JPM Term Loan. The outstanding loans under the JPM Term Loan bear interest at the sum of Term SOFR plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio. The JPM Term Loan Matures on May 1, 2031.

As of June 30, 2026, we had $40.0 million outstanding under the JPM Revolving Credit Facility. The outstanding loans under the JPM Revolving Credit Facility bear interest at the sum of Term SOFR plus an applicable margin determined by reference to the Company’s Senior Secured Net Leverage Ratio. The JPM Revolving Credit Facility matures on May 1, 2031.

As of June 30, 2026, we had $63.3 million outstanding under the 2026 Notes. The 2026 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on February 1 and August 1 of each year. Prior to maturity in August 2026, the holders of the 2026 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of June 30, 2026, we had $405.0 million outstanding under the 2030 Notes. The 2030 Notes accrue interest at a rate of 0.75%, payable semi-annually in arrears on March 15 and September 15 of each year. Prior to maturity in March 2030, the holders of the 2030 Notes may, under certain circumstances, choose to convert their notes into shares of our common stock. Based on the terms we have the option to pay or deliver cash, shares of our common stock, or a combination thereof, when a conversion notice is received.

As of June 30, 2026, we had $1.3 million in other debts that are due in monthly and quarterly installments through maturity in 2027.

We have an inventory purchase commitment agreement with a third-party supplier, where we are obligated to meet certain minimum purchase commitment requirements through December 2026. As of June 30, 2026, the remaining minimum purchase commitment under the agreement was $2.4 million.

Contractual obligations and commercial commitments

As of June 30, 2026, there have been no material changes, outside the normal course of business, in our outstanding contractual obligations from those disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Aside from the changes disclosed in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited) under the heading “Recently Issued Accounting Pronouncements,” if any, there have been no new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2026, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2026. Based on such evaluation, our management has concluded that as of June 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we issued unregistered shares of common stock as described in the following table:

Date Issued	Number of Shares	Grant Date Fair Value per Share (4)
April 1, 2026	1,718(1)	$11.26
April 13, 2026	24,167(2)	$11.25
June 1, 2026	3,334(2)	$7.48
June 10, 2026	22,398(3)	$8.13

(1) Pursuant to consulting services rendered to the Company.

(2) Pursuant to Development Services Agreements for the development of products and intellectual property.

(3) Pursuant to purchase of assets from a third party.

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

During the quarter ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Amendment to Warrant Certificate

Effective August 1, 2026, we entered into an Amended and Restated Warrant to Purchase Common Stock with Patrick S. Miles ("Amended Warrant"), to extend the expiration date of the existing warrant, originally issued on December 28, 2017, to December 31, 2030.

Approval of Award Agreements

Effective August 1, 2026, our Board of Directors adopted and approved forms of Stock Option Grant Notice and Option Agreement (the “Option Agreement”) and Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (the “RSU Agreement”) for use with our 2026 Equity Incentive Plan, which plan was approved by our stockholders on June 10, 2026.

The descriptions of the Amended Warrant, the Option Agreement and the RSU Agreement above do not purport to be complete and are qualified in their entirety by the full and complete terms of such documents, copies of which are attached hereto as Exhibit 4.1. 10.2 and 10.3 and incorporated herein by reference.

Item 6. Exhibits

Exhibit	Number Exhibit Description

4.1	Amended and Restated Warrant to Purchase Common Stock of Alphatec Holdings, Inc. issued to Patrick S. Miles

10.1	Credit Agreement dated May 1, 2026 (1)

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2026 Equity Incentive Plan

10.3	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2026 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Alphatec Holdings, Inc. Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (Unaudited) for the Three and Six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Date: August 4, 2026